Form 10-Q
period 1995-05-31
APOLLO GROUP INC
filed 1995-06-28
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  May 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number :  0-25232


                              APOLLO GROUP, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                ARIZONA                             86-0419443
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


               4615 EAST ELWOOD STREET, PHOENIX, ARIZONA  85040
         (Address of principal executive offices, including zip code)

                                (602) 966-5394
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [ ] No



              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                              AS OF June 23, 1995

           Class A Common Stock, no par         14,116,014 Shares
           Class B Common Stock, no par            575,769 Shares

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 8



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .14
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .14
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .14
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .14
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .14



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                              May 31,            May 31,
                                        -------------------  ------------------
                                          1995      1994       1995      1994
                                        --------  --------   --------  --------
                                            (Unaudited)          (Unaudited)
Net revenues                             $ 45,502 $ 34,278    $117,996 $ 89,047
                                         -------- --------    -------- --------
Costs and expenses:
Instruction costs and services             26,188   21,163      73,830   57,738
Selling and promotional                     5,518    4,311      15,610   12,891
General and administrative                  4,856    4,921      13,665   13,015
                                         -------- --------    -------- --------
Total costs and expenses                   36,562   30,395     103,105   83,644
                                         -------- --------    -------- --------
Income before income taxes                  8,940    3,883      14,891    5,403
Less provision for income taxes             3,892    1,572       6,449    2,193
                                         -------- --------    -------- --------
Net income                               $  5,048 $  2,311    $  8,442 $  3,210
                                         ======== ========    ======== ========
Income per common and common
   equivalent share                      $    .34 $    .23    $    .64 $    .32
                                         ======== ========    ======== ========
Weighted average common and common
   equivalent shares outstanding           15,063   10,188      13,292   10,188

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                (In thousands)
                                                                                 May 31,    August 31,
                                                                                   1995        1994
                                                                                 ---------  ----------
                                                                                (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 46,349   $  4,722
Restricted cash                                                                    12,214      8,094
Receivables, net                                                                   14,980     14,236
Inventory                                                                           3,540      2,656
Deferred tax asset, net                                                             2,445      1,321
Prepaids and other current assets                                                     890        864
                                                                                 --------   --------
Total current assets                                                               80,418     31,893
Property and equipment, net                                                         9,744      6,799
Land held for sale                                                                  1,310      1,414
Educational program production costs, net                                           1,747      1,914
Deferred tax asset, net                                                                          306
Deposits and other assets                                                             807      1,312
                                                                                 --------   --------
Total assets                                                                     $ 94,026   $ 43,638
                                                                                 ========   ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    151   $    183
Accounts payable                                                                    2,839      5,325
Other accrued liabilities                                                          10,250      6,840
Income taxes payable                                                                1,533       310
Student deposits and deferred tuition                                              26,832     22,232
                                                                                 --------   --------
Total current liabilities                                                          41,605     34,890
                                                                                 --------   --------
Long-term liabilities, less current portion                                         1,121      1,347
                                                                                 --------   --------
Deferred tax liability, net                                                           396         --
                                                                                 --------   --------
Commitments and contingencies                                                          --         --
                                                                                 --------   --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --         --
Class A nonvoting common stock, no par value, 65,000,000 shares authorized;
  14,116,014 issued and outstanding in 1995 and 9,404,230 in 1994                      18          9
Class B voting common stock, no par value, 3,000,000 shares authorized;
  575,769 issued and outstanding                                                        1          1
Additional paid-in capital                                                         37,034      1,982
Retained earnings                                                                  13,851      5,409
                                                                                 --------   --------
Total shareholders' equity                                                         50,904      7,401
                                                                                 --------   --------
Total liabilities and shareholders' equity                                       $ 94,026   $ 43,638
                                                                                 ========   ========
The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                            Nine Months Ended
                                                                 May 31,
                                                       -----------------------
                                                          1995           1994
                                                       ---------      ---------
                                                             (Unaudited)
Net cash received from (used for)
operating activities:
Cash received from customers                              $114,010    $ 81,932
Cash paid to employees and suppliers                       (96,708)    (78,434)
Interest received                                            1,410         148
Interest paid                                                  (76)        (51)
Net income taxes paid                                       (5,633)     (3,630)
                                                          ---------   ---------
Net cash received from (used for) operating activities       13,003        (35)
                                                          ---------   ---------
Net cash received from (used for) investing activities:
Purchase of property and equipment                          (5,521)     (2,744)
Additions to educational program production costs             (734)       (892)
Cash received from sale of land                                            140
                                                          ---------   ---------
Cash used for investing activities                          (6,255)     (3,496)
                                                          ---------   ---------
Cash received from (used for) financing activities:
Borrowings on line of credit                                            11,190
Repayments of borrowings on line of credit                             (11,190)
Proceeds from sale-leaseback of assets                                   1,500
Principal payments on long-term debt                          (181)       (549)
Net proceeds from issuance of
  common stock                                              35,060
                                                          ---------   ---------
Net cash received from financing activities                 34,879         951
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents        41,627      (2,580)
Cash and cash equivalents, beginning of period               4,722       2,843
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $ 46,349    $    263
                                                          =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly owned subsidiaries, which include The University of Phoenix, Inc. ("UOP") and the Institute for Professional Development ("IPD"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1995 and 1994 refer to the periods ended May 31, 1995 and 1994, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1994 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. The 1995 interim financial information was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants"). The 1994 interim financial information was not reviewed by the Company's independent accountants in accordance with standards established for such reviews.

3. The results of operations for the three months and nine months ended May 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. On March 24, 1995, the Board of Directors of the Company authorized a 4-for-3 stock split of its common stock to be effected in the form of a stock dividend which was distributed on April 28, 1995 to shareholders of record at the close of business on April 7, 1995. The holders of the Company's common stock received a stock dividend at the rate of 1/3 shares of Class A Common Stock for each share of Class A or Class B Common Stock owned. All common stock, common stock prices and earnings per share figures for periods prior to the stock split have been restated to show the effect of the stock split.

5. On December 6, 1994, the Company completed an initial public offering of 4,266,662 shares of the Company's Class A Common Stock at a price of $8.25 per share. An additional 420,933 shares were sold on January 5, 1995 pursuant to the underwriters' over-allotment option. The Company received total net proceeds, after deduction of expenses payable by the Company and underwriting discounts, of approximately $35.0 million. As of May 31, 1995, approximately $7.0 million of the proceeds have been used for normal recurring capital expenditures and general corporate purposes. The remaining proceeds have been invested in short-term (maturities of 90 days or less) securities backed by the United States government or its agencies, investment grade commercial paper and similar types of securities.

6. On December 6, 1994, the Company granted options to executive officers, directors and certain key employees to purchase 268,000 shares of Class A Common Stock, including 40,000 shares granted under the terms of the Apollo Group, Inc. Director Stock Plan, at an exercise price of $8.25 per share. These options expire in December 2004.

7. On December 19, 1994, the Company renewed its $4,000,000 line of credit, which bears interest at prime. There are no amounts borrowed under this line of credit at May 31, 1995. The line of credit is renewable annually and is payable upon its termination in February 1996.

8. On January 5, 1995, the Company signed a non-binding letter of intent to acquire certain assets of Western International University (WIU) of Phoenix, Arizona. In fiscal 1994, WIU had revenues of approximately $5.0 million. Subject to further review and due diligence, the Company currently expects to complete the acquisition within the fourth fiscal quarter of 1995.

9. Income per common and common equivalent share is computed using the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options issued under various benefit plans. The treasury stock method was used to measure the dilutive effect and common equivalent shares were determined using the average market price. Fully diluted earnings per share have not been presented, as the impact is not material.

                       Review by Independent Accountants


     The financial information as of May 31, 1995, and for the three month and nine month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

     Price Waterhouse does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 1995, and the related consolidated statement of operations for the three month and nine month periods ended
May 31, 1995 and the consolidated statement of cash flows for the nine month period ended May 31, 1995. These financial statements are the responsibility of Apollo Group, Inc.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1994, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated October 4, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1994 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICE WATERHOUSE LLP
June 26, 1995

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1994 included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements for the three month and nine month periods ended May 31, 1995 included in Item 1.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                      Three Months Ended       Nine Months Ended
                                             May 31,                May 31,
                                      -------------------    ------------------
                                       1995        1994       1995       1994
                                      -------     -------    -------    -------
                                           (Unaudited)            (Unaudited)
Net revenues                           100.0%       100.0%      100.0%   100.0%
                                      -------      -------     -------  -------
Costs and expenses:
Instruction costs and services          57.6         61.7        62.6     64.8
Selling and promotional                 12.1         12.6        13.2     14.5
General and administrative              10.7         14.4        11.6     14.6
                                      -------      -------     -------  -------
Total costs and expenses                80.4         88.7        87.4     93.9
                                      -------      -------     -------  -------
Income before income taxes              19.6         11.3        12.6      6.1
Less provision for income taxes          8.6          4.6         5.4      2.5
                                      -------      -------     -------  -------
Net income                              11.0%         6.7%        7.2%     3.6%
                                      =======      =======     =======  =======

THREE MONTHS ENDED MAY 31, 1995 (THIRD QUARTER OF 1995) COMPARED WITH THE THREE MONTHS ENDED MAY 31, 1994 (THIRD QUARTER OF 1994)

     Net revenues increased by 32.7% to $45.5 million in 1995 from $34.3 million in 1994 due primarily to a 24.7% increase in average student enrollments from 1994 to 1995 and tuition price increases averaging six to seven percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and substantially all of the IPD contract sites had increases in net revenues and average student enrollments from 1994 to 1995. Average student enrollments increased to 35,518 in 1995 from 28,486 in 1994. Ending student enrollments at May 31, 1995 and 1994 were 36,136 and 28,111, respectively.

     Instruction costs and services increased by 23.7% to $26.2 million in 1995 from $21.2 million in 1994 due primarily to the direct costs necessary to support the increase in average student enrollments. The direct costs consist primarily of faculty compensation, classroom lease expenses, and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 57.6% in 1995 from 61.7% in 1994 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 28.0% to $5.5 million in 1995 from $4.3 million in 1994 due primarily to increased marketing and advertising at UOP campuses and IPD contract sites. These expenses as a percentage of net revenues decreased to 12.1% in 1995 from 12.6% in 1994 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses remained approximately the same at $4.9 million in 1994 and 1995. General and administrative expenses increased by $1.9 million in 1995 due to costs required to support the increased number of campuses, learning centers and IPD contract sites and increases in administrative salaries; however, this increase was offset by $1.9 million of nonrecurring compensation expense in 1994 related to the issuance of stock options. General and administrative expenses as a percentage of net revenues decreased to 10.7% in 1995 from 14.4% in 1994 due primarily to the nonrecurring compensation expense recorded in 1994 and larger net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $201,000 in 1995 and $243,000 in 1994. Interest income, which is included in net revenues, increased to $769,000 in 1995 from $51,000 in 1994 due primarily to increased cash generated from the Company's initial public offering of its Class A Common Stock. Interest expense, which is allocated among all categories of costs and expenses, was less than $50,000 in both 1995 and 1994.

     The Company's effective tax rate increased to 43.5% in 1995 from 40.5% in 1994. This increase is due primarily to an increase in the federal tax rate from 34% to 35% as a result of the improved earnings and an increase in the relative impact of expenses that are nondeductible for tax purposes.

     Net income increased to $5.0 million in 1995 from $2.3 million in 1994 due to increased enrollments, increased tuition rates, improved utilization of fixed instructional and administrative costs, $1.9 million of nonrecurring compensation expense in the third quarter of 1994 related to the issuance of stock options, improved utilization of selling and promotional expenses in existing markets and increased interest income resulting from the investment of proceeds from the Company's initial public offering. Results for the quarter are not necessarily indicative of the results to be expected in the future due to the factors described above and due to seasonal business trends (see "Seasonality").

NINE MONTHS ENDED MAY 31, 1995 COMPARED WITH THE NINE MONTHS ENDED MAY 31,
1994.

     Net revenues increased by 32.5% to $118.0 million in 1995 from $89.0 million in 1994 due primarily to a 24.1% increase in average student enrollments from 1994 to 1995 and tuition price increases averaging six to seven percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and substantially all of the IPD contract sites had increases in net revenues and average student enrollments from 1994 to 1995. Average student enrollments during the nine month period increased to 33,589 in 1995 from 27,074 in 1994.

     Instruction costs and services increased by 27.9% to $73.8 million in 1995 from $57.7 million in 1994 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs as a percentage of net revenues decreased to 62.6% in 1995 from 64.8% in 1994 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 21.1% to $15.6 million in 1995 from $12.9 million in 1994 due primarily to increased marketing and advertising at UOP campuses and IPD contract sites. These expenses as a percentage of net revenues decreased to 13.2% in 1995 from 14.5% in 1994 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 5.0% to $13.7 million in 1995 from $13.0 million in 1994 due primarily to increased costs required to support the increased number of campuses, learning centers and IPD contract sites and increases in administrative salaries. This increase is offset in part by $1.9 million in nonrecurring compensation expense in the third quarter of 1994 related to the issuance of stock options. General and administrative expenses as a percentage of net revenues decreased to 11.6% in 1995 from 14.6% in 1994 due to larger net revenues being spread over the fixed costs related to various centralized functions and the nonrecurring compensation expense recorded in the third quarter of 1994.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $755,000 in 1995 and $635,000 in 1994. Interest income increased to $1.6 million in 1995 from $148,000 in 1994 due primarily to increased cash generated from the Company's initial public offering. Interest expense was less than $100,000 in both 1995 and 1994.

     The Company's effective tax rate increased to 43.3% in 1995 from 40.6% in 1994. This increase is due primarily to an increase in the federal tax rate from 34% to 35% as a result of the improved earnings, an increase in the relative impact of expenses that are nondeductible for tax purposes and a reduction in state tax deductions resulting from final adjustments upon filing of tax returns.

     Net income increased to $8.4 million in 1995 from $3.2 million in 1994 due to increased enrollments, increased tuition rates, improved utilization of fixed instructional and administrative costs, $1.9 million of nonrecurring compensation expense related to the issuance of stock options in the third quarter of 1994, improved utilization of selling and promotional expenses in existing markets and increased interest income resulting from the investment of proceeds from the Company's initial public offering.

SEASONALITY

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter (December to February) average enrollments and related revenues generally are lower than other quarters due to the holiday breaks in December and January. Second quarter costs and expenses historically increase as a percentage of net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     The Company experiences a significant seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, net revenues in the fourth quarter (June to August) are generally higher than other quarters. In addition, fourth quarter revenues are supplemented by a significant increase in UOP continuing professional education students enrolled each summer. Instructional costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than any other month in the year. The Company anticipates that these seasonal trends will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $38.8 million at May 31, 1995 as compared to a working capital deficit of $3.0 million at August 31, 1994.
The increase in working capital is due primarily to the increase in cash and cash equivalents related to the Company's initial public offering in December 1994. At May 31, 1995, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit is renewable annually and is payable upon its termination in February 1996.

     On December 6, 1994, the Company completed an initial public offering of its Class A Common Stock. The Company received total net proceeds, after deduction of expenses payable by the Company and underwriting discounts, of approximately $35.0 million. As of May 31, 1995, approximately $7.0 million of the proceeds have been used for normal recurring capital expenditures, startup costs for new locations and general corporate purposes. The remaining proceeds have been invested in short-term (maturities of 90 days or less) securities backed by the United States government or its agencies, investment grade commercial paper and similar types of securities.

     Net cash flow received from operating activities increased by $13.0 million for the nine months ended May 31, 1995 from the same period in 1994 due primarily to the $5.2 million increase in net income from 1994 to 1995, improved collections of accounts receivable and the timing of various tax payments and payments to suppliers. Capital expenditures,including additions to educational program production costs, increased to $6.3 million for the nine months ended May 31, 1995 from $3.6 million for the same period in 1994 primarily to support the increase in student enrollments and number of locations. Total purchases of property and equipment for the year ended August 31, 1995 are expected to total approximately $8.0 million as compared to $4.7 million in the prior year. Additions to educational program production costs are not expected to exceed $1.5 million for the year ended August 31, 1995 as compared to $1.4 million in the prior year. In addition, non-capital startup costs related to new locations are not expected to exceed $1.5 million for the year ended August 31, 1995 as compared to approximately $1.0 million in the prior year. Startup costs for 1996 are expected to increase to $2.5 to $3.0 million due to planned expansion into new geographic markets.

FEDERAL FINANCIAL AID PROGRAMS

     The United States Department of Education ("DOE") has issued new rules and regulations, dated November 29, 1994, which amend certain provisions of the Federal Family Education Loan Program and other Title IV programs contained in the Higher Education Act of 1965 and the regulations promulgated thereunder (the "Regulations"). The new rules and regulations are effective July 1, 1995. Two of the more important provisions are:

"FIVE-DAY RULE" REPLACED WITH "12-HOUR RULE"

     Currently, the Regulations place limits on the amount of Title
IV Program funds that a student is eligible to receive in any one academic year (as defined by the DOE). The regulations also specify that, for undergraduate programs, an academic year must consist of at least 30 weeks of instruction or a minimum of 24 credit hours. UOP's average academic year is required to be at least 40 calendar weeks in length so that it meets the 24-credit hour minimum. Effective July 1, 1994, the Regulations defined an equivalent "week of instruction" as five days of regularly scheduled instruction (the "Five-Day Rule"). UOP received an indication that the DOE considers UOP's week of instruction to include only two days of regularly scheduled instruction, which would have required UOP either to (a) increase the length of its academic year to 75 calendar weeks, or (b) change the method by which it schedules the courses in its programs to a semester, trimester or quarter system (programs measured in this manner are not governed by the Five-Day Rule).

     The new regulations eliminate the Five-Day Rule beginning July
1, 1995 and define an equivalent "week of instruction" as 12 hours of regularly scheduled instruction, examinations or preparation for examinations ("12-Hour Rule"). The Company believes that, under the 12-Hour Rule, a calendar week of UOP instruction time would be equivalent to 8/12ths (67%) of a DOE week of instruction, since the programs offered by UOP consist of a minimum of eight hours per week of regularly scheduled instruction, examinations and preparations for examinations.

       To comply with the new 12-Hour Rule, UOP has increased the length of its undergraduate academic year from 40 calendar weeks to 45 calendar weeks to meet the equivalent 30 weeks of instruction (45 weeks times
67% = 30 weeks) required by the DOE. Although this change has not increased the length of the entire undergraduate program, it may reduce the maximum amount of Title IV funding available for the entire program (for undergraduate programs, these limits range from $2,625 to $10,500 per academic year per student depending primarily on the student's financial need). The Company believes that increasing the length of its academic year will not have a significant effect on its operations because (a) the amount of Title IV funds awarded to the students may still exceed the total cost of tuition, fees and books paid to UOP, and (b) many of UOP's students, because they are working adults, have alternative forms of tuition financing available to them, including employer tuition reimbursement and private alternative loan programs.

CASH RESERVE REQUIREMENT

      Currently, higher education institutions are required to maintain a minimum cash reserve in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year (UOP currently has $673,000 in restricted cash related to this requirement). Effective July 1, 1995, an institution is required to submit an irrevocable letter of credit to the DOE, rather than maintain the cash reserve. In addition, the letter of credit requirement is waived if an institution meets the DOE's standards related to timeliness of refunds, financial responsibility, etc. This should allow UOP to transfer to cash available for operations the amount currently restricted for this purpose.

EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In many cases, this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code (the "Code") also provided a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. The EAP provision of the Code expired in December 1994. Since 1979, Congress has retroactively reinstated the EAP provision in each year that the provision has expired. Although there is no assurance that Congress will continue to retroactively reinstate this safe-harbor provision, employers or employees may still continue to deduct tuition assistance where it qualifies as a deductible business expense and is adequately documented.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

    On March 24, 1995, the holders of the Company's Class B Common Stock voted unanimously to approve a 4-for-3 stock split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on April 28, 1995 to shareholders of record at the close of business on April 7, 1995. The holders of the Company's common stock received a stock dividend at the rate of 1/3 shares of Class A Common Stock for each share of Class A or Class B Common Stock owned.


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the nine months ended
     May 31, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: June 28, 1995              By:       /s/  James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information. . . . . . . . . . . 17

27    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . 18

                                 Exhibit 15-1
               Letter on Unaudited Interim Financial Information


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Ladies and Gentlemen:

We are aware that Apollo Group, Inc. has incorporated by reference our report dated June 26, 1995 (issued pursuant to the provisions of Statement on Auditing Standards No. 71) in the Prospectus constituting part of its Registration Statements on Form S-8 (Registration No. 33-87844, Registration No. 33-88982 and Registration No. 33-88984). We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,

/s/ PRICE WATERHOUSE LLP
June 26, 1995