Form 10-K
period 1995-08-31
APOLLO GROUP INC
filed 1995-10-27
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM  10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended:  August 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____________ to _____________

                       Commission file number :  0-25232

                              APOLLO GROUP, INC.
            (Exact name of registrant as specified in its charter)

                 ARIZONA                                         86-0419443
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

               4615 EAST ELWOOD STREET, PHOENIX, ARIZONA  85040
         (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (602) 966-5394

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
            NONE                                            NONE
    (Title of each class)            (Name of each exchange on which registered)

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         CLASS A COMMON STOCK, NO PAR
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required tobe filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405\ of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The holders of the Company's Class A Common stock are not entitled to any voting rights. No shares of the Company's Class B Common Stock, its voting stock, are held by non-affiliates. The number of shares outstanding for each of the registrant's classes of common stock, as of October 18, 1995, is as follows:

              Class A Common Stock, no par               21,523,149 Shares
              Class B Common Stock, no par                  575,769 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 29
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 29



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 30
Item 6.  Selected Consolidated Financial Data. . . . . . . . . . . . . . . . 31
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 33
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . 42
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 61



PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . . . . 62
Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 66
Item 12. Security Ownership of Certain Beneficial
         Owners and Management . . . . . . . . . . . . . . . . . . . . . . . 74
Item 13. Certain Relationships and Related Transactions. . . . . . . . . . . 75



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 76



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 79

PART I
Item 1 -- Business


OVERVIEW

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults based on the number of working adults enrolled in its programs. The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States. The Company currently offers its programs and services at 75 campuses and learning centers in 25 states, Puerto Rico and London, England. The Company's enrollment has increased to 36,848 at August 31, 1995 from 17,571 at August 31, 1991.

     Based on its enrollment of over 25,100 adult students, UOP is currently the sixth largest regionally accredited private university in the United States and has one of the nation's largest private business schools. UOP has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at its 42 campuses and learning centers in Arizona, California, Colorado, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Utah and Puerto Rico. UOP has developed specialized information systems for student tracking, marketing, faculty recruitment and training, financial aid, accounting and academic quality management. These systems enhance UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 80% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies.

     In 1989, UOP established Online (trademark), a computerized educational delivery system, which currently serves approximately 1,300 degree-seeking students. Online (trademark) provides campus-based courses that have been modified for computer delivery. Online (trademark) enables the Company to deliver educational programs and services internationally wherever there is access to adequate telephone service, CompuServe (registered trademark) or the Internet. The Online (trademark) faculty receive specialized training to enable them to teach effectively in the electronic learning environment. The same academic quality management standards applied to campus-based programs, including the assessment of student learning outcomes, are applied to programs delivered through Online (trademark).

     IPD provides program development and management services under long-term contracts (five to ten years) that meet the guidelines of the client institutions' respective regional accrediting associations. IPD provides these services to 15 regionally accredited private colleges and universities at 29 campuses and learning centers in 16 states and shares in the tuition revenues generated from these programs. IPD is able to assist these colleges and universities in expanding and diversifying their programs for working adults. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults;
(2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student; (3) desire to increase enrollments with a limited investment in institutional capital and (4) recognize the unmet educational needs of the working adult students in their market. Approximately 11,700 students are currently enrolled in IPD-assisted programs.

     On June 30, 1995, the Company executed an agreement to purchase certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 and was accredited by the NCA. The acquisition was completed on September 1, 1995 and accounted for under the purchase method. The Company formed a new wholly-owned subsidiary named Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash and assumed an additional $1.8 million in liabilities. See "Business -- Federal Financial Aid Programs -- Western International University, Inc." WIU currently offers certificate, undergraduate and graduate degree programs to approximately 900 students and has campuses in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

     The Company was incorporated in Arizona in 1981 and maintains its principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. The Company's telephone number is (602) 966-5394. The Company's Internet Web Site address is "http://www.uophx.edu."


MARKET

     The United States education market may be divided into three distinct segments: kindergarten through twelfth grade schools, vocational and technical training schools, and degree-granting colleges and universities ("higher education"). The Company currently operates in the higher education segment. The U.S. Department of Education National Center for Education Statistics ("NCES") estimated that for 1993 (the most recent historical year reported), adults over 24 years of age comprised approximately 6.5 million, or 44%, of the 14.8 million students enrolled in higher education programs. Currently, the U.S. Bureau of Census estimates that 70-75% of students over the age of 24 work while attending school. The NCES estimates that by the year 2000 the number of adult students over the age of 24 will increase to
6.8 million, or 44%, of the 15.5 million students projected to be enrolled in higher education programs. The increase in demand for higher education from working adults results from the increasing skills required by employers and from a recognition by working adults of the value of an earned degree for career advancement and change.

     The Company believes that the unique needs of working adults include the following:

  - Convenient access to a learning environment (including both location and delivery system)

  - Degree programs offered by regionally accredited institutions that can be completed in a reasonable amount of time

  - Programs that provide knowledge and skills with immediate practical value in the workplace

  - Education provided by academically qualified faculty with current practical experience in fields related to the subjects they instruct

  - Administrative services designed to accommodate the full-time working adult's schedule

  - Recognition of adult students as critical consumers of educational programs and services

  - A learning environment characterized by a low student-to-faculty ratio

  - Learning resources available electronically to all students regardless of geographical location

  The Company also believes that the increasing demand from and the unique requirements of the adult working population represent a significant market opportunity to regionally accredited higher education institutions that can offer programs that meet these unique needs.

  Most regionally accredited colleges and universities are focused on serving the 18 to 24 year old student market. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by: (1) a high percentage of full-time tenured faculty with doctoral degrees;
(2) fully-configured library facilities and related full-time staff;
(3) dormitories, student unions and other significant plant assets to support the needs of younger students and (4) an emphasis on research and the related staff and facilities.

  In addition, the majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one course three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years.


BUSINESS STRATEGY

  The Company's strategic goal is to become the preferred provider of higher education programs for working adult students. The Company is managed as a for-profit corporation in an industry served principally by not-for-profit providers. By design, the Company treats both its adult students and their employers as customers. Key elements of the Company's business strategy include the following:

Establish New UOP Campuses and Learning Centers -----------------------------

  UOP plans to add campuses and learning centers throughout the United States. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

Establish New IPD Relationships ---------------------------------------------

  IPD plans to enter into additional long-term contracts with private colleges and universities in proximity to metropolitan areas throughout the United States. In general, IPD seeks to establish relationships with colleges and universities located in states where it is difficult for out-of-state accredited institutions to obtain state authorizations. In this way, the Company is able to optimize its campus-based penetration of potential new markets.

Expand Degree Programs ------------------------------------------------------

  The Company expects to continue to respond to the changing educational needs of working adults through the introduction of new undergraduate and graduate degree programs. The Company also is investigating the market potential for professional doctoral degree programs and specializations. The Company currently has a full-time staff of over 20 persons involved in its centralized curriculum development process.

Expand Access to Programs ---------------------------------------------------

  The Company plans to expand its distance education programs and services. In 1994, the Company successfully completed its connection to the Internet, thereby making the Company's programs more readily available throughout the United States and worldwide. The Company also plans to enhance its distance education delivery systems as new technologies become cost-effective.

International Expansion -----------------------------------------------------

  The Company has conducted market research in various foreign countries, including Hungary, Japan, Costa Rica and Mexico. The Company will continue to monitor and assess the feasibility of providing its educational programs internationally. In addition, the Company plans to leverage WIU's international contacts and related operations acquired as a result of the acquisition of the assets of Western.

  The timing related to the establishment of new locations and the expansion of programs may vary depending on regulatory requirements and market conditions.

TEACHING/LEARNING MODEL

  The Company's teaching/learning model used by UOP and IPD client institutions was designed for working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person study group. The study group meetings are used for review, work on assigned group projects and preparation for in-class presentations. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have an average of 16 years of professional experience in business, industry, government and the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

  The Company's teaching/learning model has the following major characteristics:

Curriculum                 The curriculum provides for the achievement of
                           specific educational outcomes that are based on the input from faculty, students and student employers.
                           The curriculum is designed to integrate academic theory and professional practice and the application to the workplace. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills regardless of delivery method or location.

Faculty Faculty applicants must possess an earned masters or doctoral degree, and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to instruct. To help promote quality delivery of the curriculum, UOP faculty members are required to:
                           (1) complete an initial assessment conducted by staff and faculty; (2) receive training in grading, facilitation of the teaching/learning model and oversight of study group activities; (3) serve an internship with an experienced faculty mentor and
                           (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction.

Interactive Learning       Courses are designed to combine individual and
                           group activity with interaction between and among students and the instructor. The curriculum requires a high level of student participation for purposes of increasing the student's ability to work as part of a team.

Learning Resources         Students and faculty members are provided with
                           electronic and other learning resources for their information needs. During 1995, the Company expanded these services and provided additional access through a connection to the Internet. This minimizes the need for capital-intensive library facilities and holdings.

Sequential Enrollment      Students enroll in and complete courses
                           sequentially, rather than concurrently, thereby allowing full-time working adults to focus their attention and resources on one subject at a time, thus balancing learning with ongoing personal and professional responsibilities.

Academic Quality           The Company has developed and operationalized an
                           Academic Quality Management System ("AQMS") that is designed to maintain and improve the quality of programs and academic and student services regardless of the delivery method or location.
                           Included in the AQMS is the Adult Learning Outcomes
                           Assessment which seeks to measure student growth in both the cognitive (subject matter) and affective
                           (educational, personal and professional values) domains.


STRUCTURAL COMPONENTS OF TEACHING/LEARNING MODEL

     Although adults over 24 currently comprise approximately 44% of all higher education enrollments in the United States, the mission of many accredited colleges and universities is to serve 18 to 24 year old students and conduct research. UOP and IPD client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adult students to earn their degrees while integrating the process with both their personal and professional lives.

     The Company believes that working adults require a different teaching/learning model than that designed for the 18 to 24 year old student. The Company has found that working adults seek accessibility, curriculum consistency, time and cost effectiveness and learning that has an immediate application to the workplace. The Company's teaching/learning model differs from the models used by most regionally accredited colleges and universities because it is designed to enable adults to complete an undergraduate degree in four years and a graduate degree in two years while working full-time.

     The structural components of the Company's teaching/learning model include:

Accessibility              Centrally developed standardized curricula that can
                           be accessed through a variety of delivery methods
                           (e.g., campus-based or electronically delivered), that make the educational programs accessible regardless of where the students work and live.

Instructional Costs        While the faculty at most accredited colleges and
                           universities are employed full-time, UOP's and IPD client institutions' part-time faculty are academically qualified, professionally employed and are contracted for instructional services on a course-by-course basis. This policy keeps a portion of the cost of instruction variable.

Facility Costs             The Company leases its campus and learning center
                           facilities and rents additional classroom space on a short-term basis to accommodate growth in enrollments, thus keeping a portion of its instructional costs variable.

Employed Students          UOP's students are employed full-time and
                           approximately 74% have been employed for nine years or more. This minimizes the need for capital-intensive facilities and services (e.g., dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment).

Employer Support           Approximately 80% of UOP's students currently
                           receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. The Company develops relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.

     WIU's teaching/learning model has similar characteristics to the teaching/learning model used by UOP and IPD client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources and leased facilities. WIU provides educational programs in a semester-based format and does not focus exclusively on working adult students.

PROGRAMS AND SERVICES

UOP Programs ----------------------------------------------------------------

     UOP currently offers the following degree programs, areas of specialization and certificate programs at one or more campuses and learning centers or through its distance education delivery systems:

DEGREE PROGRAMS                         AREAS OF SPECIALIZATION AVAILABLE
----------------------------------      IN CERTAIN DEGREE PROGRAMS
Associate of Arts in Business           ----------------------------------
Bachelor of Arts in Management
Bachelor of Science in Business         UNDERGRADUATE
Bachelor of Science in Nursing          -------------
Master of Arts in Education             Business:
Master of Arts in Organizational        - Accounting
 Management                             - Administration
Master of Business Administration       - Environmental Management
Master of Counseling                    - Finance
Master of Nursing                       - Industrial Relations
Master of Science in Computer           - Marketing
 Information Systems                    - Operations Management

                                        Computer Information Systems:
CERTIFICATE PROGRAMS                    - Information Systems
----------------------------------      - Technical Management
Alternative Dispute Resolution
Art of Negotiation
Authorized Certified Novell             GRADUATE
 Administrator (CNA)                    --------
Authorized Certified Novell             Business:
 Engineer (CNE)                         - Finance
Business and the Environment            - Marketing
Configuration Management
Conflict Resolution                     Computer Information Systems:
Export Management                       - Technology Management
Foreign Languages
Global Management                       Education:
Government Contract Management          - Administration and Supervision
Human Resource Management               - Bilingual-Bicultural
Human Resources Professional            - Curriculum
 Development                            - Diverse Learner
International Management                - Educational Counseling
Introduction to the Internet            - Elementary Education
Management and Leadership               - English as a Second Language
Marketing Management                    - Multidisciplinary Studies
Materials Management                    - Professional Development for
OB/GYN Nurse Practitioner                 Educators
OSHA Regulatory Compliance              - Secondary Methodology
Post Baccalaureate Teacher Education    - Special Education
Professional Sales Skills
Purchasing                              Nursing:
Risk Management                         - Management
Sales Management                        - Education
School Guidance Counselor               - Women's Health Nurse Practitioner
School Nurse
TQM for Manufacturing                   Counseling:
TQM for Service                         - Marriage, Family and Child Therapy

     Graduate level courses are also offered for students' continuing professional education requirements, including state teacher certification and state teacher renewal. Undergraduate students may demonstrate and document college level learning gained from experience through the assessment by faculty members (according to the guidelines of the Council for Adult and Experiential Education ("CAEL")) for the potential award of credit. The average number of credits awarded to UOP undergraduate students who utilized the process between 1991 and 1995 was six credits of the 120 required to graduate. Approximately 70% of these credits were attributable to professional and nonregionally accredited course work. CAEL reports that over 1,300 regionally accredited colleges and universities currently provide for the assessment mechanism of college level learning gained through experience for the award of credit.

IPD Services ----------------------------------------------------------------

     IPD offers services to its client institutions including: (1) assisting with curriculum development; (2) conducting market research; (3) developing and executing marketing strategies; (4) training faculty; (5) establishing administrative infrastructures; (6) developing and implementing financial accounting and academic quality management systems; (7) assessing the future needs of adult students and (8) helping develop additional degree programs suitable for the adult higher education market. In consideration for its services, IPD receives a contractual share of tuition revenues from students enrolled in IPD-assisted programs.

     IPD also assists its client institutions in identifying and developing new degree programs and in seeking the required approvals from their respective regional accrediting associations. In order to facilitate the sharing of information related to the operations of their respective programs, UOP and the IPD client institutions formed the Consortium for the Advancement of Adult Higher Education ("CAAHE"). CAAHE meets semiannually to address issues such as the recruitment and training of part-time, professionally employed faculty, employer input in the curriculum development process, assessment of the learning outcomes of adult students and regulatory issues affecting the operation of programs for working adult students.

     IPD client institutions offer the following programs with IPD assistance:

                                                             No.  of IPD
Degree Programs                                         Client Institutions
--------------------------------------------------      --------------------
Associate of Arts in General Studies                             1
Associate of Arts in Liberal Arts                                1
Associate of Science in Business                                 5
Bachelor of Business Administration                              8
Bachelor of Science in Business Administration                   4
Bachelor of Science in Nursing                                   1
Bachelor of Science in Management                                7
Bachelor of Science in Organizational Leadership                 1
Bachelor of Science in Human Resources Management                1
Master of Business Administration                                7
Master of Science in Management                                  4
Master of Science in Health                                      1
Master of Arts in Education                                      1

     The IPD-assisted programs also include a limited number of general education courses, certificate programs and areas of specialization.

WIU Programs ----------------------------------------------------------------

     WIU currently offers the following degree and certificate programs:

DEGREE PROGRAMS WITH RELATED MAJORS
---------------------------------------------

ASSOCIATE OF ARTS IN GENERAL STUDIES

BACHELOR OF SCIENCE
- Accounting
- Aviation Management
- Finance
- General Business
- Information Systems
- International Business
- Management
- Marketing

BACHELOR OF ARTS
- Behavioral Science
- General Studies
- International Studies

MASTER OF BUSINESS ADMINISTRATION
- Finance
- Healthcare Management
- International Business
- Management
- Management Information Services
- Marketing

MASTER OF PUBLIC ADMINISTRATION

MASTER OF SCIENCE
- Accounting
- Healthcare Information Resources Management
- Information Services
- Information Systems Engineering

CERTIFICATE PROGRAMS
---------------------------------------------

Corporate Management
Finance
International Business
Management Information Systems
Marketing

Faculty ---------------------------------------------------------------------

     UOP's faculty is comprised of approximately 2,800 working professionals with earned masters or doctoral degrees and an average of 16 years of experience in business, industry, government or the professions. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
(2) receive training in grading, facilitation of the teaching/learning model and oversight of study group activities; (3) serve an internship with an experienced faculty mentor and (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All faculty are contracted on a course-by-course basis (generally a five to ten week period).

     The faculty teaching in IPD-assisted programs are comprised of full-time faculty from the client institution as well as qualified part-time faculty who instruct only in these adult programs. The part-time faculty must be approved by each client institution. IPD makes the AQMS available to its client institutions to evaluate faculty and academic and administrative quality. Both UOP and IPD have been successful in recruiting faculty members who meet these academic and professional requirements.

     WIU's faculty consists of approximately 60 working professionals. WIU's practitioner faculty possess earned masters or doctoral degrees and participate in a selection and training process that is similar to that at UOP.

Academic Accountability -----------------------------------------------------

     UOP is one of the first regionally accredited universities in the nation to create and utilize an institution-wide system for the assessment of the educational outcomes of its students. The information generated is employed by UOP to improve the quality of the curriculum, instruction and the Company's teaching/learning model. UOP's undergraduate and graduate students complete a comprehensive cognitive (core degree subject matter) and affective (educational, personal and professional values) assessment prior to and upon the completion of their core degree requirements.

     Students at UOP and IPD client institutions evaluate both academic and administrative quality. This evaluation begins with a registration survey and continues with the evaluation of the curriculum, faculty, delivery method, instruction and administrative services upon the conclusion of each course. The evaluation also includes both a graduation survey and a survey of a random selection of graduates two years after their graduation. The results provide an ongoing basis for improving the teaching/learning model, selection of educational programs and instructional quality. The Company plans to implement similar quality control systems at WIU over the next year.

Admissions Standards --------------------------------------------------------

     To gain admission to the undergraduate programs of UOP, WIU and the IPD client institutions, students generally must have a high school diploma or General Equivalency Degree ("G.E.D.") and satisfy certain minimum grade point average, employment and age requirements. Additional requirements may apply to individual programs. Students in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

     To gain admission to the graduate programs of UOP, WIU and the IPD client institutions, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.


DISTANCE EDUCATION COMPONENTS

Online Computer Conferencing ------------------------------------------------

     UOP established Online (trademark), its computer-based educational delivery system, in 1989 by modifying its classroom courses for delivery at the same level of quality through the use of computers. Online (trademark) is currently accessible both nationally and internationally wherever there is adequate phone service or access to CompuServe (registered trademark) or the Internet. Online (trademark) utilizes a computer conferencing system that enables students and faculty to participate in a learning group of 10 to 12 students. Online (trademark) students can complete their course requirements at any time of the day, from locations where they have access to a computer and a modem. Students and faculty interact daily in an electronic classroom without having to be online at the same time. As required in campus-based courses, Online (trademark) students also participate in weekly study groups.

Two-Way Voice and Data ------------------------------------------------------

     UOP established its audiographic delivery system in 1989 in response to requests from employers with operations in remote areas of the United States. Students completing their degree requirements utilizing this system meet weekly in a remote classroom and interact simultaneously with an instructor in a centralized instructional studio through a two-way voice and data communications system. These students can complete all their coursework in this manner. They are required to achieve the same course outcomes, attend weekly study groups and participate in the AQMS.

Directed Study --------------------------------------------------------------

     Working adult students may also complete individual courses under the direct weekly instructional supervision of a member of the faculty.

     At August 31, 1995, there were approximately 2,400 students utilizing the Company's distance education delivery systems, approximately 57% of whom are enrolled in Online (trademark). Distance education is currently subject to certain regulatory constraints. See "Business -- Federal Financial Aid Programs --Restrictions on Distance Education Programs" and "Business -- State Authorization."

ACQUISITION STRATEGY

     The Company periodically evaluates opportunities to acquire businesses and facilities, such as Western, that complement the Company's business strategy. In evaluating such opportunities, management considers, among other factors, location, demographics, price, the availability of financing on acceptable terms, competitive factors and the opportunity to improve operating performance through the implementation of the Company's operating strategies. The Company has no current commitments with regard to potential acquisitions.


CUSTOMERS

     The Company's customers consist of working adult students, colleges and universities, governmental agencies and employers. Based on recent student surveys, the average age of UOP students is in the mid-thirties, approximately 54% are women and 46% are men, and the average annual household income is $53,000. Approximately 74% of UOP students have been employed on a full-time basis for nine years or more. Currently, 67% of UOP students are seeking undergraduate degrees. The Company believes that the demographics of students enrolled in IPD-assisted programs are similar to that of UOP. The approximate age distribution of current UOP students is as follows:

          Age                                Percentage of Students
          ------------------------          -----------------------
          Under 25                                     12%
          26 to 33                                     35%
          34 to 45                                     42%
          46 and over                                  11%
                                                    -------
                                                      100%
                                                    =======

     IPD client institutions have historically consisted of small private colleges; however, IPD also targets larger institutions of higher education that are in need of marketing and curriculum consulting. The Company believes that to develop and manage educational programs for working adult students effectively, these potential client institutions require both capital and operational expertise. In response to these requirements, IPD provides the startup capital, the curriculum development expertise and the ongoing management in support of the client institutions' provision of quality programs for working adult students.

     The Company also considers the employers of its students as customers. Many of these employers provide tuition reimbursement programs in order to educate and provide degree opportunities to their employees. Currently, approximately 80% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. Of these students receiving reimbursement, approximately 83% receive at least one-half tuition reimbursement and approximately 42% receive full tuition reimbursement.

CORPORATE PARTNERSHIPS

     The Company cooperates and interacts with businesses and governmental agencies in offering programs designed to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers' offices or on-site at military bases.

     In the fourth quarter of 1995, UOP formed an educational partnership with Ingram Micro, Inc., a leading distributor of computer and software products, to provide training and certification for Novell and Microsoft software. These programs began in June 1995 at UOP's Northern and Southern California campuses. UOP computer labs, equipped and maintained by Ingram Micro, will serve as training sites for technical professionals who wish to obtain or enhance skills as network administrators.

     In addition, UOP recently formed an educational partnership with AT&T to provide graduate and undergraduate degree and certificated learning programs to AT&T's 200,000 employees worldwide. A significant aspect of the alliance is an articulation agreement between UOP and the AT&T School of Business that enables UOP to award undergraduate and graduate program credit for certain course work completed through the AT&T School of Business. The partnership will provide AT&T managers with a variety of ways to participate in UOP's programs, depending on their individual schedules and availability, including course work delivered on campus, at AT&T sites or through one or more of UOP's distance education delivery systems.


MARKETING

     To generate interest among potential UOP, WIU and IPD client institution students, UOP, WIU and IPD engage in a broad range of activities to inform potential students about the Company's teaching/learning model and the programs offered. These activities include print and broadcast advertising, advertising on services such as CompuServe (registered trademark), Prodigy (registered trademark) and the Microsoft Network (registered servicemark), direct mail and information meetings at targeted organizations (CompuServe is a registered trademark of CompuServe Incorporated, Columbus, Ohio, Prodigy is a registered trademark of Trintex, White Plains, New York, and Microsoft Network is a registered servicemark of Microsoft Corporation, Redmond, Washington). The Company also attempts to locate its campuses and learning centers near major highways to provide high visibility and easy access. A substantial portion of new UOP and IPD client institution students are referred by alumni, employers and currently enrolled students. The Company is currently implementing its proprietary marketing systems at WIU to help it identify and manage lead sources and referral data.

     The Company also has a "Web Site" on the Internet World Wide Web (http://www.uophx.edu) that allows electronic access to Company information, product information, research, etc. The Company's Web Site is accessible from major online networks such as Prodigy (registered trademark), CompuServe (registered trademark) and America OnLine (America OnLine is a registered trademark of America Online, Inc.). The Company recently completed an agreement to provide direct access to the Company's Web Site from the Microsoft Network (registered servicemark).

     UOP and WIU advertising is centrally monitored and is directed primarily at local markets in which a campus is located. IPD client institutions approve and monitor all advertising provided by IPD on their behalf. Direct responses to advertising and direct mail are received, tracked and forwarded promptly to the appropriate representatives. In addition, all responses are analyzed to provide data for future marketing efforts.

     The Company employs over 200 enrollment representatives in its marketing system who make visits and presentations at various organizations and who follow up on leads generated from the Company's advertising efforts and referrals. These individuals also pursue direct responses to interest from potential individual students by arranging for interviews either at a UOP, WIU or IPD location or at a prospective student's place of employment. Interviews are designed to establish a prospective student's qualifications, academic background, course interests and professional goals. Student recruiting policies and standards and procedures for hiring and training university representatives are established centrally, but are implemented at the local level through a director of enrollment or marketing at each location.


COMPETITION

     The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. The Company competes primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working adults in addition to the traditional 18 to 24 year old students and some have greater financial and personnel resources than the Company. The Company expects that these colleges and universities will continue to modify their existing programs to serve working adults more effectively.

     The Company competes primarily at a local and regional level with other regionally accredited colleges and universities based on the quality of academic programs, the accessibility of programs and learning resources available to working adults, the cost of the program, the quality of instruction and the time necessary to earn a degree. Although adult students currently comprise approximately 44% of all college and university enrollments, few of these institutions have modified their educational delivery systems to meet the unique needs of working adult students. Institutions providing programs designed for working adults typically target executives or other subsets of the working adult population and tend to provide those programs at only a few sites.

     IPD faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of IPD's current competitors provide pre-packaged curricula or turn-key programs. IPD client institutions, however, face competition from both private and public institutions offering degree and non-degree programs to working adults.

EMPLOYEES

     At September 30, 1995, the Company had the following numbers of employees:

                          Full-Time  Part-Time     Faculty      Total
                          ---------  ---------    ---------  ---------
     Apollo                     180          3         --          183 (1)
     UOP                        964         98      2,775 (2)    3,837
     IPD                        180          9         -- (3)      189
     WIU                         33         13         60 (2)      106
                             ------     ------     ------       ------
     Total                    1,357        123      2,835        4,315
                             ======     ======     ======       ======

(1) Consists primarily of employees in corporate accounting, payroll and human resources, information systems, financial aid and Apollo Press.

(2) Consists primarily of part-time professional faculty contracted on a course-by-course basis.

(3) Faculty teaching IPD-assisted programs are employed by IPD client institutions.

     The Company considers its relations with its employees to be good.


REGULATORY ENVIRONMENT

     The Higher Education Act of 1965, as amended (the "HEA") and the regulations promulgated thereunder (the "Regulations") subject all higher education institutions eligible to participate in Federal Financial Aid programs under Title IV of the HEA ("Title IV Programs") to increased regulatory scrutiny. The HEA mandates specific additional regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the accrediting agencies recognized by the United States Department of Education (the "DOE"); (2) the federal government through the DOE and (3) state higher education regulatory bodies, including, if applicable, a State Postsecondary Review Entity ("SPRE"). All higher education institutions participating in Title IV Programs must first be accredited by an association recognized by the DOE. The DOE reviews all such participating institutions for compliance with all applicable HEA standards and regulations. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

     New or revised interpretations of regulatory requirements could have a material adverse effect on the Company. In addition, changes in or new interpretations of other applicable laws, rules or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities and costs of doing business of UOP, WIU and one or more of the IPD client institutions. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations by UOP or certain of the IPD client institutions could have a material adverse effect on the Company.

ACCREDITATION

     UOP and the IPD client institutions are accredited by regional accrediting associations recognized by the DOE. Accreditation provides the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students; (2) the qualification to participate in Title IV Programs and (3) the qualification for authorization in certain states.

     UOP was granted accreditation by NCA in 1978. UOP's accreditation was reaffirmed in 1982, 1987 and 1992. The next NCA reaffirmation visit is scheduled for 1996-97. IPD-assisted programs offered by the IPD client institutions are evaluated by the client institutions' respective regional accrediting associations either as part of a reaffirmation or focused evaluation visits. Current IPD client institutions are accredited by NCA, New England or Southern regional accrediting associations. UOP is required to receive approval from NCA for the addition of new degree programs and the addition of any campuses or learning centers in new states or countries. Most IPD client institutions are subject to similar policies. In addition, all IPD contracts must meet the guidelines of the client institutions' respective regional accrediting associations. The withdrawal of accreditation from UOP or certain IPD client institutions would have a material adverse effect on the Company.

     WIU has applied for approval of the transfer of NCA accreditation from Western and expects to receive the approval in the next few months (see "Business -- Federal Financial Aid Programs -- Western International University, Inc.").

     All accrediting agencies recognized by the DOE are required to include certain aspects of Title IV Program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including UOP, WIU (if approved) and IPD client institutions, will be subject to a Title IV Program compliance review as part of accreditation visits.

     Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, for authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six regional accrediting associations, representatives of each region in which a regionally accredited institution operates participate in the evaluations for reaffirmation of accreditation. The achievement of UOP's and WIU's missions require them to employ academically qualified practitioner faculty that are able to integrate academic theory with current workplace practice. Because of UOP's and WIU's choice to utilize all practitioner faculty, they have not sought business school program accreditation of the type found at many institutions whose primary missions are to serve the 18 to 24 year old student and to conduct research.

     UOP's Bachelor of Science in Nursing ("BSN") program received program accreditation from the National League for Nursing ("NLN") in 1989. The accreditation was reaffirmed in October 1995 and the next NLN reaffirmation is scheduled for 2003. The Company believes that the BSN program accreditation is in good standing. If the NLN accreditation is not reaffirmed, UOP's BSN program could be adversely affected.

     UOP's Master of Counseling ("MC") degree received program accreditation from the Council for Accreditation of Counseling and Related Educational Programs ("CACREP") in May 1995. The next CACREP reaffirmation is scheduled for 1997.


FEDERAL FINANCIAL AID PROGRAMS

     UOP and IPD client institution students participate in Title IV Programs. UOP derives approximately 68% of its net revenues from students who participate in Title IV Programs. The Company believes that IPD derives a similar percentage of its net revenues from students who participate in Title IV Programs administered by the respective IPD client institutions. These students are eligible for Title IV financial aid because: (1) UOP and IPD client institutions are accredited by an accrediting association recognized by the DOE; (2) the DOE has certified UOP's and IPD client institutions' Title IV Program eligibility and (3) UOP and IPD client institutions have applicable state authorization to operate and their operating sites have been approved by the DOE. As a result of the Company's acquisition of certain assets of Western, WIU currently is not eligible to participate in Title IV Programs. Upon approval of the transfer of NCA accreditation from Western to WIU, WIU will apply for DOE approval to resume participation in Title IV Programs. See "Business -- Federal Financial Aid Programs -- Western International University, Inc."

     The DOE has promulgated regulations, the most recent of which became effective on July 1, 1995, that amend certain provisions of the Title IV Programs and the regulations promulgated thereunder. Some of the more important provisions of these regulations include the following:

The "12-Hour Rule" ----------------------------------------------------------

     Currently, the Regulations place limits on the amount of Title IV Program funds that a student is eligible to receive in any one academic year (as defined by the DOE). The Regulations also specify that, for undergraduate programs, an academic year must consist of at least 30 weeks of instruction or a minimum of 24 credit hours. The new Regulations define an equivalent "week of instruction" as 12 hours of regularly scheduled instruction, examinations or preparation for examinations (the "12-Hour Rule"). The Company believes that, under the 12-Hour Rule, a calendar week of UOP or WIU instruction time would be equivalent to 8/12ths (67%) of a DOE week of instruction, because the programs offered by UOP and WIU consist of a minimum of eight hours per week of regularly scheduled instruction, examinations and preparations for examinations.

     To comply with the new 12-Hour Rule, UOP and WIU have increased the length of their undergraduate academic years to 45 calendar weeks to meet the equivalent 30 weeks of instruction (45 weeks times 67% = 30 weeks) required by the DOE. Although this change has not increased the length of the entire undergraduate program, it has in some cases reduced the maximum amount of Title IV funding available to the applicable students for their entire program (for undergraduate programs, these limits range from $2,625 to $10,500 per academic year per student depending primarily on the student's financial need). The change in the length of the academic years to 45 calendar weeks has had no significant effect on the Company's operations to date.

Restricted Cash -------------------------------------------------------------

     The DOE places certain restrictions on Title IV Program funds collected for unbilled tuition and funds transferred to the Company through electronic funds transfer. Prior to July 1, 1995, higher education institutions were also required to maintain a minimum cash reserve in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. Effective July 1, 1995, an institution is required to submit an irrevocable letter of credit to the DOE, rather than maintain the cash reserve. However, the letter of credit requirement is waived if an institution meets the DOE's standards related to timeliness of refunds, financial responsibility, and other criteria. The Company believes that it meets these applicable DOE standards and will not need to supply the letter of credit.

Standards of Financial Responsibility ---------------------------------------

     Pursuant to the Regulations, all eligible higher education institutions must meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1 to 1 at the end of the institution's fiscal year. At
August 31, 1995, UOP's acid test ratio was 1.31 to 1. On September 1, 1995, WIU's acid test ratio was 2.73 to 1.

Branching and Classroom Locations -------------------------------------------

     The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which any student receives more than 50% of his or her instruction. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UOP and WIU. The Company has obtained approval for all UOP locations required to be approved by the Regulations and is seeking reaffirmation of approval for WIU's locations. Should the DOE change its regulations with respect to this approval process or delay approvals of new locations beyond the current approval time rate, the Company's business strategy may be impacted negatively.

The "85/15 Rule" ------------------------------------------------------------

     A new requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to for-profit institutions of higher education, which includes UOP and WIU but not IPD client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV Programs if the amount of Title IV Program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceed 85% of the institution's cash-basis revenues from eligible programs (UOP's and Western's percentage was 72% and 66% at August 31, 1995, respectively). UOP and WIU are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults -------------------------------------------------------

     Eligible institutions must maintain a student loan cohort default rate of less than 35% for each of the federal fiscal years 1991 and 1992, 30% for fiscal year 1993 and 25% for fiscal year 1994 and all subsequent fiscal years. In 1992, the most recent DOE cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 15%. UOP and WIU students' cohort default rates for the Federal Family Education Loans as reported by the DOE were 5% and 4.7%, respectively, and IPD client institution students' cohort default rates averaged 5% over that same period.

State Postsecondary Review Entities ("SPREs") -------------------------------

     The Regulations mandate that each state establish a SPRE to review institutions referred by the DOE and eligible institutions the SPRE believes are engaged in Title IV Program fraud and abuse. Each institution will be reviewed against standards developed by the applicable SPRE to determine whether it is eligible to continue to participate in Title IV Programs. The states are required to implement the SPRE portion of the HEA only to the extent to which their costs are covered through Congressional appropriation. On July 27, 1995, President Clinton signed into law a package of spending cuts that rescinded the funding of the SPREs for fiscal year 1995. The HEA specifies that the states are not required to operate the SPREs without Federal funding.

Compensation of Representatives ---------------------------------------------

     The Regulations prohibit an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Company believes that its current method of compensating representatives complies with the Regulations.

Administrative Capability ---------------------------------------------------

     The HEA directs the DOE to assess the administrative capability of each institution to participate in Title IV Programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may allow the DOE to determine that the institution lacks administrative capability and, therefore, may be subject to additional scrutiny or denied eligibility for Title IV Programs.

Eligibility and Certification Procedures ------------------------------------

     The HEA specifies the manner in which the DOE reviews institutions for eligibility and certification to participate in Title IV Programs and the Regulations include detailed new standards. Under the HEA and the Regulations, the eligibility to participate in Title IV Programs of each currently participating institution will expire in 1997 or earlier and each institution will be required to reapply for continued eligibility every four years thereafter. The DOE will assess each institution's compliance with the HEA and the Regulations. UOP's eligibility to participate in Title IV Programs expires in 1997. If the DOE does not renew UOP's eligibility, it will have a material adverse effect on the Company.

Restrictions on Distance Education Programs ---------------------------------

     The Regulations specify that an institution is not eligible to participate in Title IV Programs funding if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution's correspondence courses. Although the Company does not offer correspondence courses, the Regulations currently consider most distance education courses to be correspondence courses if the number of distance education courses exceeds 50% of the sum of courses offered in campus-based delivery systems and courses offered through distance education. The Company does not plan to exceed this 50% level and believes that this restriction will have no impact on its business strategy.

Direct Lending Programs -----------------------------------------------------

     The DOE has instituted a new direct lending program and various institutions have been invited to participate in the initial phases of the program. The direct lending program, as currently defined by the DOE, would have the effect of eliminating third-party lending institutions and guarantee agencies from the loan disbursement process. The goal of the DOE is to streamline the financial aid lending process, but there is uncertainty as to when this goal will be fully attained. Recently, certain members of Congress have proposed to limit and/or eliminate the direct lending program. The Company has not yet been required to implement the new direct lending process and it is uncertain as to what effect this new process, if implemented, will have on its cash flow.

Change of Ownership or Control ----------------------------------------------

     A change of ownership or control of the Company, depending on the type of change, may have significant regulatory consequences for UOP and WIU.
Such a change of ownership or control could trigger recertification by the DOE, reauthorization by certain state licensing agencies or the evaluation of the accreditation by NCA.

     For institutions owned by publicly-held corporations, the DOE has adopted the change of ownership and control standards used by the federal securities laws. Upon a change of ownership and control sufficient to require the Company to file a Form 8-K with the Securities and Exchange Commission, UOP and WIU would cease to be eligible to participate in Title IV Programs until recertified by the DOE. This recertification would not be required, however, if the transfer of ownership and control was made upon a person's retirement or death and was made either to a member of the person's immediate family or to a person with an ownership interest in the Company who had been involved in its management for at least two years preceding the transfer.

     In addition, certain states where the Company is presently licensed have requirements governing change of ownership or control. Currently, Arizona and California would require UOP and WIU, as applicable, to be reauthorized upon a 20% and 25% change of ownership or control of the Company, respectively. These states require a new application to be filed for state licensing if such a change of ownership or control occurs. Moreover, the Company is required to report any change in stock ownership of UOP, WIU or Apollo to NCA. At that time, NCA may seek to evaluate the effect of such a change of stock ownership on the continuing operations of UOP and WIU.

     If UOP is not recertified by the DOE, or does not obtain reauthorization from the necessary state agencies or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material adverse effect on the Company.

Western International University, Inc. --------------------------------------

     Prior to its acquisition by the Company, Western participated in Title IV Programs. However, the acquisition of Western by the Company is considered a change in ownership and control which results in the termination of Western's participation in the Title IV Programs. Under the HEA, and the Regulations, WIU (the newly formed subsidiary of Apollo) can resume participation in the Title IV Programs if the DOE certifies its eligibility to participate. This certification process consists primarily of: (1) notifying the DOE, the state licensing agency and the accrediting agency of the change in ownership, (2) filing an application for certification with the DOE and supplying required financial statements and information to the DOE evidencing compliance with the DOE's standards of financial responsibility and (3) signing a new Title IV Program participation agreement with the DOE. In addition, as part of the application process, WIU must provide to the DOE proof that its accreditation is continued under the new ownership or control and that it has legal authorization from the state licensing agency. WIU has received approval to operate under new ownership by the Arizona State Board for Post-Secondary Education. WIU expects the approval of the transfer of NCA accreditation to WIU to occur in the next few months and DOE approval is expected shortly thereafter. Prior to obtaining approval from the DOE, WIU will not be able to disburse funds awarded by Western or process new Title IV financial aid. The Company has arranged for a temporary alternative lender to provide non-recourse financing to credit-qualifying students during this interim period. If the DOE does not certify that WIU is eligible to participate in Title IV Programs, it would have a material adverse effect on WIU.


STATE AUTHORIZATION

     UOP currently is authorized to operate in nine states and Puerto Rico. UOP has held these authorizations for periods ranging from one month to seventeen years. UOP's NCA accreditation is accepted as evidence of compliance with applicable state regulations in Arizona, Colorado, New Mexico, Nevada and Utah. Hawaii does not have authorization provisions for regionally accredited degree-granting institutions. California law, enacted in 1985, requires an on-site visit to all out-of-state accredited institutions of higher education every five years to determine if the institution is in compliance with the State of California regulations. All institutions, including UOP, that operate in California and are accredited by a regional accrediting association other than the Western Association of Schools and Colleges are required to be evaluated separately for authorization to operate. UOP was granted its most recent California authorization in 1989 and expects to renew its license by February 1996. All regionally accredited institutions, including UOP, are required to be evaluated separately for authorization to operate in Puerto Rico. UOP was granted its most recent authorization in Puerto Rico in 1990 and expects to renew its authorization by November 1995. IPD client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. WIU is currently authorized to operate in Arizona and London, England.

     Certain states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. If a state were to establish grounds for asserting authority over telecommunicated learning, UOP may be required to obtain authorization for, or restrict access to, its programs available through Online (trademark) in those states.


EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provided a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. The EAP provision of the Code expired in December 1994. Since 1979, Congress has retroactively reinstated the EAP provision in each year that the provision has expired. Although there is no assurance that Congress will continue to retroactively reinstate this safe-harbor provision, employers or employees may still continue to deduct tuition assistance where it qualifies as a deductible business expense and is adequately documented.

LOCATIONS

     UOP currently has campuses and learning centers located throughout nine states and Puerto Rico. The following is a current list of UOP main campuses, divisions and learning centers and the respective opening dates and enrollments as of August 31, 1995:

                                                              Fiscal    Enroll-
Main Campuses, Divisions and                                    Year    ment at
Respective Learning Centers                                    Opened  8/31/95
-----------------------------------------------------------------------------
ARIZONA:              Phoenix Campus                           1978       3,896
                        Mesa                                   1986
                        Northwest Phoenix                      1990
                        Scottsdale                             1994
                      Tucson Campus                            1983       1,663
                        East Tucson                            1993
                        Fort Huachuca                          1993
CALIFORNIA:           Orange County (Fountain Valley Campus)   1981       5,063
                        Diamond Bar                            1992
                        Edwards Air Force Base                 1992
                        Lawndale                               1992
                        Van Nuys                               1990
                        Pasadena                               1995
                        Ontario                                1995
                        Gardena(1)                             1996
                      San Jose Campus                          1980       2,907
                        San Ramon                              1985
                        San Francisco                          1994
                        Pleasanton                             1995
                      Fresno Campus                            1995          20
                      San Diego Campus                         1989       1,403
                        Vista                                  1994
                      Sacramento Campus                        1993         659
COLORADO:             Denver Campus                            1982       2,661
                        Aurora                                 1988
                        Colorado Springs                       1993
                        Northglenn                             1995
HAWAII:               Honolulu Campus                          1993         365
LOUISIANA:            New Orleans(1)                           1996          --
MICHIGAN:             Detroit(1)                               1996          --
NEVADA:               Las Vegas Campus                         1994         380
                        Nellis Air Force Base                  1993
NEW MEXICO:           Albuquerque Campus                       1985       1,307
                        Kirtland Air Force Base                1993
                        Santa Fe                               1994
                        Santa Teresa - Las Cruces              1995
UTAH:                 Salt Lake City Campus                    1984       1,658
                        Ogden                                  1992
                        Orem                                   1988
PUERTO RICO:          Guaynabo Campus                          1980         817
DISTANCE EDUCATION:   Online (trademark), San Francisco, CA(2) 1989       1,346
                      Center for Distance Education,           1989       1,020
                        Phoenix, AZ(3)
                                                                         ------
TOTAL UOP ENROLLMENT AT AUGUST 31, 1995:                                 25,165
                                                                         ======

(1)  Opened in September 1995.

(2)  Programs are offered throughout the United States and internationally.

(3)  Programs are offered in various states throughout the United States.

     IPD currently has contracts with 15 institutions that offer programs at 29 campuses and learning centers in Connecticut, Georgia, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Minnesota, Mississippi, Missouri, North Carolina, Ohio, South Carolina, Texas, Virginia and Wisconsin.

     WIU currently has four campuses and learning centers located in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

Item 2 -- Properties

     The Company leases all of its administrative and educational facilities. In some cases, classes are held in the facilities of the students' employers at no charge to the Company. Leases generally range from five to seven years; however, the Company attempts to secure longer leases if it is advantageous to do so. The Company also leases space from time-to-time on a short-term basis in order to provide specific courses or programs. The table below sets forth certain information as of September 30, 1995, with respect to properties leased by the Company in excess of 5,000 square feet:

         LOCATION (CITY/STATE)                           SQUARE FEET
         ----------------------                        -------------
         Phoenix, AZ                                        124,552
         Phoenix, AZ                                         38,086
         San Jose, CA                                        37,876
         Fountain Valley, CA                                 34,545
         San Diego, CA                                       33,097
         Englewood, CO                                       32,000
         Tucson, AZ                                          30,000
         Murray, UT                                          30,000
         Albuquerque, NM                                     23,400
         Gardena, CA                                         23,077
         Marietta, GA                                        21,634
         Pleasanton, CA                                      18,560
         Van Nuys, CA                                        18,467
         Sacramento, CA                                      18,419
         Costa Mesa, CA                                      18,397
         Mesa, AZ                                            18,088
         Aurora, CO                                          16,807
         Diamond Bar, CA                                     15,280
         Ontario, CA                                         14,899
         Colorado Springs, CO                                14,775
         Overland Park, KS                                   14,120
         Lawndale, CA                                        14,041
         Quincy, MA                                          12,863
         Northglenn, CO                                      11,971
         San Francisco, CA                                   10,414
         Crestview Hills, KY                                 10,303
         Phoenix, AZ                                         10,066
         Charlotte, NC                                        9,898
         Scottsdale, AZ                                       9,588
         Pasadena, CA                                         9,376
         Richmond, VA                                         9,229
         Vista, CA                                            9,224
         New Haven, CT                                        9,131
         Guaynabo, PR                                         9,000
         Ogden, UT                                            7,765
         Tucson, AZ                                           7,708
         Phoenix, AZ                                          7,617
         San Francisco, CA                                    6,183
         Phoenix, AZ                                          6,120
         Fresno, CA                                           5,944
         Las Vegas, NV                                        5,647
         Overland Park, KS                                    5,625
         San Ramon, CA                                        5,526
         Vienna, VA                                           5,508
         Murray, UT                                           5,340

     The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, expires in August 1996. The Company currently has the option to renew the lease for two additional five-year terms at a market rate to be determined at the beginning of each of these respective five-year terms. Depending on the market rate, the Company may consider other options for relocation, including separate or additional leased facilities or the construction of a new building.



Item 3 -- Legal Proceedings


     The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material averse effect on the Company's operating results.



Item 4 -- Submission of Matters to a Vote of Security Holders


     None.

PART II
Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters

     There is no established public trading market for the Company's Class B
Common Stock, and all shares of the Company's Class B Common Stock are beneficially owned by the Company's executive officers.  The Company's Class
A Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "APOL" during the second quarter of 1995 on December 6, 1994.  The holders of the Company's Class A Common Stock are not entitled to any voting rights.  Prior to December 6, 1994, the Company's Class A Common Stock was
not listed or traded on any organized market system.  The table below sets forth the high and low bid prices, adjusted for stock splits effected in the form of stock dividends, for the Company's Class A Common Stock as reported by Nasdaq.
               1995                          High        Low
               ---------------------       --------    -------
               Second Quarter               $11.31      $ 5.50
               Third Quarter                 19.08        9.63
               Fourth Quarter                23.00       16.17


     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At September 30, 1995, there were approximately 73 and 10 holders of record of shares of Class A and Class B Common Stock, respectively. The Company estimates that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 3,000 total holders of its Class A Common Stock.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the near future. It is the current policy of the Company's Board of Directors to retain earnings to finance the operations and expansion of the Company's business. Holders of Class A Common Stock and Class B Common Stock are entitled to equal per share cash dividends to the extent declared by the Board.

Item 6 -- Selected Consolidated Financial Data

  The following selected financial and operating data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial
Condition and Results of Operations" included in Items 7 and 8 of this form
10-K.  The Consolidated Statement of Operations for each of the three years in the period ended August 31, 1995 and the Consolidated Balance Sheet as of
August 31, 1995 and 1994, and the independent auditors' report thereon are included in Item 8 of this Form 10-K.
                                                  Year Ended August 31,
                                       ---------------------------------------------------
                                         1995      1994       1993       1992       1991
                                       --------  --------   --------   --------   --------
                                                (In thousands, except per share amounts)
Income Statement Data:
Net revenues                           $163,429  $124,720   $ 97,545   $ 81,865   $ 68,782
                                       --------  --------   --------   --------   --------
Costs and expenses:
 Instruction costs and services         102,122    81,313     65,319     54,296     44,398
 Selling and promotional                 21,016    17,918     15,812     14,442     13,251
 General and administrative              18,462    17,194     14,402     12,630     10,232
                                       --------  --------   --------   --------   --------
 Total costs and expenses               141,600   116,425     95,533     81,368     67,881
                                       --------  --------   --------   --------   --------
Income before income taxes<F1>           21,829     8,295      2,012        497        901
Less provision for income taxes           9,229     3,383        869        240        390
                                       --------  --------   --------   --------   --------
Income before extraordinary
 item and cumulative effect of
 change in accounting principle          12,600     4,912      1,143        257        511
Extraordinary item<F2>                                                                 351
Change in accounting principle<F3>                                          389
                                       --------  --------   --------   --------   --------
Net income                             $ 12,600   $ 4,912    $ 1,143      $ 646      $ 862
                                       ========  ========   ========   ========   ========

Net income per share                      $ .62     $ .32      $ .08      $ .04      $ .06
Weighted average shares outstanding      20,485    15,281     15,136     14,845     14,845

<F1> In March 1992, the Company discontinued the operations of Apollo
     Education Corporation ("AEC"), its technical training school subsidiary, which was phased out over the period from March 1992 until October 1992. All assets related to this subsidiary were disposed of by August 1993. Pretax losses related to the operations of the technical training schools were $265,000, $837,000 and $1.3 million in 1993, 1992 and 1991, respectively.

<F2> Realization of prior years' U.S. operating losses related to the operations of the technical training schools.

<F3> The Company adopted Statement of Financial Accounting Standard No.  109,
     "Accounting for Income Taxes," effective September 1, 1991.

                                                    August 31,
                                       ---------------------------------------------------
                                         1995      1994       1993       1992       1991
                                       --------  --------   --------   --------   --------
                                                (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents              $ 50,726  $  4,722   $  2,843   $  1,302   $    671
Restricted cash                          11,875     8,094      1,996         89
Total assets                           $102,132  $ 43,638   $ 28,909   $ 22,369   $ 18,215
                                       ========  ========   ========   ========   ========

Current liabilities                    $ 45,065  $ 34,890   $ 27,086   $ 20,819   $ 17,804
Long-term liabilities                     1,715     1,347      1,203      2,154      1,661
Shareholders' equity (deficit)           55,352     7,401        620       (604)    (1,250)
                                       --------  --------   --------   --------   --------
Total liabilities and
  shareholders' equity                 $102,132  $ 43,638   $ 28,909   $ 22,369   $ 18,215
                                       --------  --------   --------   --------   --------
Operating Statistics:
Enrollments at end of period<F1>         36,848    30,236     24,987     21,163     17,571
Number of locations at end
 of period<F2>                               68        60         51         42         35

<F1> Enrollments are defined as full-time equivalent students in attendance in a program at the end of a period. Average enrollments represent the average of the ending enrollments for each month in the period. Average enrollments were 34,021, 27,469, 23,663, 20,087 and 17,071 for the years ended 1995, 1994, 1993, 1992 and 1991, respectively. Ending and average enrollments for 1991 include approximately 400 students enrolled at AEC's technical training schools that were closed in 1992. Average enrollments for 1992 include approximately 200 AEC students.

<F2> Includes UOP campuses and learning centers and IPD contract sites.  Also includes two AEC sites in 1991. As of September 30, 1995, the number of locations, including WIU locations, was 75.

     The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


BACKGROUND AND OVERVIEW

     The Company's revenues, net of student discounts, have increased to $163.4 million in 1995 from $68.8 million in 1991. Average annual student enrollments have increased to 34,021 students in 1995 from 17,071 in 1991. Net income has increased to $12.6 million in 1995 from $862,000 in 1991. At August 31, 1995, 36,848 students were enrolled in UOP and in IPD-assisted programs at IPD client institutions.

     From September 1990 to August 1995, UOP opened 24 campuses and learning centers and IPD established operations at 15 campuses and learning centers with its client institutions. Startup costs in new markets for UOP campuses and learning centers have averaged from $200,000 to $400,000 per site over a 15-18 month period. These costs have been substantially less in new markets where UOP established an enrollment base through contracts with the military or through its distance education delivery systems. Costs for establishing new sites in existing markets have been minimal where UOP previously developed an enrollment base. UOP has established this enrollment base prior to opening a new campus by holding classes in employers' offices and conference facilities, or through its distance education delivery systems. Startup costs for IPD contract sites have averaged from $400,000 to $500,000 per site over a 15-24 month period, and consist primarily of administrative salaries, marketing and advertising. Startup costs are expensed as incurred.

     Approximately 90% of the Company's net revenues in 1995 consist of tuition revenues from UOP students and IPD's contractual share of tuition revenues from students enrolled in IPD-assisted programs at IPD client institutions. UOP tuition revenues currently represent approximately 85% of consolidated tuition revenues. The Company's net revenues also include sales of textbooks, computers and other education-related products, application fees, other student fees and other income. The Company's net revenues vary from period to period based on several factors that include: (1) the aggregate number of students attending classes; (2) the number of classes held during the period and (3) the weighted average tuition price per credit hour (weighted by program and location). IPD's contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     Instruction costs and services at UOP consist primarily of costs related to the delivery and administration of the Company's educational programs that include faculty compensation, administrative salaries for departments that provide service directly to the students, the costs of educational materials sold, facility leases and other occupancy costs, amortization of educational program production costs, bad debt expense and depreciation and amortization of property and equipment. UOP faculty members are contracted with and paid for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students' employers at no charge to the Company. Instruction costs and services at IPD consist primarily of program administration, student services and classroom lease expense. Most of the other instruction costs for IPD-assisted programs, including faculty, financial aid processing and other administrative salaries, are the responsibility of the IPD client institutions.

     Selling and promotional costs for UOP and IPD consist primarily of advertising, marketing salaries and other costs related to the selling and promotional functions. These costs are expensed as incurred. General and administrative costs consist primarily of administrative salaries, occupancy costs, depreciation and amortization and other related costs for departments such as executive management, information systems, corporate accounting, human resources and other departments that do not provide direct services to the Company's students. To the extent possible, the Company centralizes these services to avoid duplication of effort.

     In September 1995, the Company, through WIU, acquired certain assets of Western for $2.1 million. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash and assumed $1.8 million in liabilities. The acquisition was accounted for as a purchase. As a result of the change in control of Western precipitated by its acquisition by WIU, WIU currently is not eligible to participate in Title IV Program funding. See "Business -- Federal Financial Aid Programs -- Western International University, Inc." The Company has applied with the DOE for WIU to participate in Title IV Program funding and is awaiting DOE certification. The Company has arranged for a temporary alternative lender to provide non-recourse financing. If the Company is not successful in getting the DOE's approval in a timely fashion, the Company may need to provide additional short-term financing to WIU students. The Company does not anticipate that this will have any significant effect on its liquidity.

     In 1992, the Company adopted a plan to discontinue the operations of its technical training schools. These operations were phased out over the period from 1992 to 1993 and all related assets were disposed of by August 1993. Pretax losses related to the operations of the technical training schools were $265,000, $837,000 and $1.3 million in 1993, 1992 and 1991, respectively. In 1991, the Company realized an extraordinary gain from the realization of tax benefits resulting from the net operating losses of the technical training schools.

     In 1992, the Company recorded a $389,000 gain representing the cumulative effect of the adoption of Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes."

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data of the
Company expressed as a percentage of net revenues for the periods indicated:
                                                   Year Ended August 31,
                                                 ------------------------
                                                  1995     1994     1993
                                                 ------   ------   ------
Net revenues                                     100.0%   100.0%   100.0%
                                                 ------   ------   ------
Costs and expenses:
  Instruction costs and services                  62.5     65.2     67.0
  Selling and promotional                         12.9     14.4     16.2
  General and administrative                      11.3     13.8     14.7
                                                 ------   ------   ------
  Total costs and expenses                        86.7     93.4     97.9
                                                 ------   ------   ------
Income before income taxes                        13.3      6.6      2.1
Less provision for income taxes                    5.6      2.7       .9
                                                 ------   ------   ------
Net income                                         7.7%     3.9%     1.2%
                                                 ======   ======   ======

Year Ended August 31, 1995 Compared with Year Ended August 31, 1994 ---------

     Net revenues increased by 31.0% to $163.4 million in 1995 from $124.7 million in 1994 due primarily to a 23.9% increase in average student enrollments from 1994 to 1995 and tuition price increases averaging four to six percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1994 to 1995. Average student enrollments increased to 34,021 in 1995 from 27,469 in 1994. Interest income, which is included in net revenues, increased to $2.4 million in 1995 from $280,000 in 1994 due primarily to increased cash generated from the Company's initial public offering of its Class A Common Stock and from $22.3 million in cash generated from operations in 1995.

     Instruction costs and services increased by 25.6% to $102.1 million in 1995 from $81.3 million in 1994 due primarily to the direct costs necessary to support the increase in average student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 62.5% in 1995 from 65.2% in 1994 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 17.3% to $21.0 million in 1995 from $17.9 million in 1994 due primarily to increased marketing and advertising at UOP and IPD campuses and learning centers, including $1.2 million related to locations opened in new markets during the past two years. These expenses as a percentage of net revenues decreased to 12.9% in 1995 from 14.4% in 1994 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 7.4% to $18.5 million in 1995 from $17.2 million in 1994 due primarily to costs required to support the increased number of UOP and IPD campuses and learning centers and increases in general and administrative salaries. This increase was offset in part by $1.9 million in nonrecurring compensation expense in 1994 related to the issuance of stock options and a $750,000 accrual of compensation expense in 1994 related to a deferred compensation agreement with the Company's President. See "Executive Compensation." General and administrative expenses include a $105,000 and $135,000 writedown of land held for sale in 1995 and 1994, respectively. Although the Company does not expect any significant writedowns in the near future, it cannot predict what impact the changing economic conditions in California will have on future real estate values. General and administrative expenses as a percentage of net revenues decreased to 11.3% in 1995 from 13.8% in 1994 due primarily to the nonrecurring compensation expense recorded in 1994 and larger net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the start up of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $1.1 million and $1.0 million in 1995 and 1994, respectively. Interest expense, which is allocated among all categories of costs and expenses, was $96,000 and $153,000 in 1995 and 1994, respectively.

     The Company's effective tax rate increased to 42.3% in 1995 from 40.8% in 1994 due primarily to an increase in the federal tax rate from 34% to 35% as a result of the improved earnings and an increase in the relative impact of expenses that are nondeductible for tax purposes.

     Net income increased to $12.6 million in 1995 from $4.9 million in 1994 due to increased enrollments, increased tuition rates, improved utilization of fixed instructional and administrative costs, $2.7 million (pretax) of nonrecurring compensation expense in 1994, improved utilization of selling and promotional expenses in existing markets and increased interest income resulting from higher cash levels.

Year Ended August 31, 1994 Compared with Year Ended August 31, 1993 ---------

     Net revenues increased by 27.9% to $124.7 million in 1994 from $97.5 million in 1993 due primarily to a 16.1% increase in average student enrollments from 1993 to 1994, a higher concentration of enrollments at locations that charge a higher rate per credit hour, and tuition price increases averaging four to six percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and substantially all of the IPD contract sites had increases in net revenues and average student enrollments from 1993 to 1994. Average student enrollments increased to 27,469 in 1994 from 23,663 in 1993.

     Instruction costs and services increased by 24.5% to $81.3 million in 1994 from $65.3 million in 1993 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs as a percentage of net revenues decreased to 65.2% in 1994 from 67.0% in 1993 due to greater net revenues being spread over the fixed costs related to centralized student services and, to a lesser degree, due to efficiencies resulting from improvements to the Company's information systems.

     Selling and promotional expenses increased by 13.3% to $17.9 million in 1994 from $15.8 million in 1993 due primarily to increased marketing and advertising at UOP and IPD campuses and learning centers, including $678,000 related to locations opened in new markets during the past two years. These expenses as a percentage of net revenues decreased to 14.4% in 1994 from 16.2% in 1993 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionately lower increase in selling and promotional expenses.

     General and administrative expenses increased by 19.4% to $17.2 million in 1994 from $14.4 million in 1993 due primarily to increases in general and administrative salaries, including $1.9 million in compensation expense related to the grant of stock options and a $750,000 accrual of compensation expense related to the deferred compensation agreement with the Company's President. These expenses as a percentage of net revenues decreased to 13.8% in 1994 from 14.7% in 1993 due to larger net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. In 1993, the Company recorded a $638,000 writedown related to land held for sale. As a result of further declines in Northern California real estate values, the Company recorded an additional $135,000 writedown in 1994. The Company began disposing of portions of this land in July 1991 and currently is holding the remaining portion of the land for sale. The Company does not intend to incur significant costs related to further development prior to sale.

     Interest expense, which is allocated among all categories of costs and expenses, decreased to $153,000 in 1994 from $255,000 in 1993 primarily as a result of improved cash flow resulting in a reduction of long-term debt and lower seasonal borrowings on the Company's line of credit.

     Costs related to the start up of new UOP and IPD campuses and learning centers totaled approximately $1.0 million and $742,000 in 1994 and 1993, respectively. The Company's effective tax rate decreased to 40.8% in 1994 from 43.2% in 1993 due primarily to the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $4.9 million in 1994 from $1.1 million in 1993 due to increased enrollments, increased tuition rates (weighted by location), improved utilization of fixed instructional and administrative costs and improved utilization of selling and promotional expenses in existing markets.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth selected unaudited quarterly financial information for each of the Company's last eight quarters.  The Company believes that this information includes all adjustments (including normal recurring adjustments) necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included in Item 8 of this Form 10-K.  The operating results for any quarter are not necessarily indicative of the results for any future period.
                                                                  Quarter Ended
                                ---------------------------------------------------------------------------------
                                                FY 1995                                  FY 1994
                                -------------------------------------   -----------------------------------------
                                Aug. 31,  May 31,   Feb. 28,  Nov. 30,  Aug. 31,   May 31,   Feb. 28,   Nov. 30,
                                  1995     1995       1995      1994      1994      1994       1994       1993
                                --------  -------   --------  --------  --------  --------   --------   --------
                                (In thousands, except per share amounts)
In dollars:
Net revenues                     $45,433  $45,502    $36,029   $36,465   $35,673   $34,278    $26,953    $27,816
                                --------  -------   --------  --------  --------  --------   --------   --------
Costs and expenses:
 Instruction costs and services   28,292   26,188     24,224    23,418    23,575    21,163     18,502     18,073
 Selling and promotional           5,406    5,518      5,105     4,987     5,027     4,311      4,468      4,112
 General and administrative        4,797    4,856      4,954     3,855     4,179     4,921<F1>  4,910<F2>  3,184
                                --------  -------   --------  --------  --------  --------   --------   --------
 Total costs and expenses         38,495   36,562     34,283    32,260    32,781    30,395     27,880     25,369
                                --------  -------   --------  --------  --------  --------   --------   --------
Income (loss) before
 income taxes                      6,938    8,940      1,746     4,205     2,892     3,883       (927)     2,447
Provision (credit) for
 income taxes                      2,780    3,892        896     1,661     1,190     1,572       (381)     1,002
                                --------  -------   --------  --------  --------  --------   --------   --------
Net income (loss)                 $4,158   $5,048       $850    $2,544    $1,702    $2,311      $(546)    $1,445
                                ========  =======   ========  ========  ========  ========   ========   ========
Net income (loss) per share         $.19     $.22       $.04      $.17      $.11      $.15      $(.04)      $.10
                                ========  =======   ========  ========  ========  ========   ========   ========

As a percentage of net revenues:
Net revenues                       100.0%   100.0%     100.0%    100.0%    100.0%    100.0%     100.0%     100.0%
                                --------  -------   --------  --------  --------  --------   --------   --------
Costs and expenses:
 Instruction costs and services     62.3     57.6<F3>   67.2      64.2      66.1      61.7<F3>   68.6       65.0
 Selling and promotional            12.0     12.1       14.1      13.7      14.1      12.6       16.6       14.8
 General and administrative         10.4     10.7       13.8      10.6      11.7      14.4<F1>   18.2<F2>   11.4
                                --------  -------   --------  --------  --------  --------   --------   --------
 Total costs and expenses           84.7     80.4       95.1      88.5      91.9      88.7      103.4       91.2
                                --------  -------   --------  --------  --------  --------   --------   --------
Income (loss) before
 income taxes                       15.3     19.6        4.9      11.5       8.1      11.3       (3.4)       8.8
Provision (credit) for
 income taxes                        6.1      8.6        2.5       4.6       3.3       4.6       (1.4)       3.6
                                --------  -------   --------  --------  --------  --------   --------   --------
Net income (loss)                    9.2%    11.0%       2.4%      6.9%      4.8%      6.7%      (2.0)%      5.2%
                                ========  =======   ========  ========  ========  ========   ========   ========

<F1> Includes $1.9 million in compensation expense related to the grant of stock options.
<F2> Includes a $750,000 accrual of compensation expense related to the
     December 1993 deferred compensation agreement with the Company's
     President.
<F3> The favorable margin realized in the third quarter of 1995 and 1994 is due primarily to a significant increase in revenues with no significant increase in the fixed costs related to centralized student services.
     The favorable margin did not continue to the same extent in the fourth quarter of 1995 and 1994 because of the normal increase in instructional costs and services in preparation for the August peak enrollments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

SEASONALITY AND OTHER FACTORS AFFECTING QUARTERLY RESULTS

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

     The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, net revenues in the fourth quarter have historically been higher than other quarters. In addition, fourth quarter revenues are supplemented by a significant increase in UOP continuing professional education students enrolled each summer. In the fourth quarter of 1995, however, revenues were slightly lower than the third quarter primarily as a result of enrollment declines in July caused by a higher number of student graduations and vacation breaks. This decline in enrollments in July was temporary and enrollments rebounded in August 1995. Instructional costs and services and selling and promotional expenses generally increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

     The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

     There was an increase in net income and net income per share from the first quarter of 1994 to the first quarter of 1995. Although the Company does not expect a decrease in net income from the first quarter of 1995 to the first quarter of 1996, net income per share may be lower due to the increase in weighted average shares outstanding resulting primarily from the December 1994 initial public offering. Weighted average shares outstanding are expected to exceed 22.5 million shares in the first quarter of 1996, as compared to 15.3 million shares in the first quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $39.0 million of working capital at August 31, 1995 as compared to a working capital deficit of $3.0 million at August 31, 1994.
The increase in working capital is due primarily to the $34.9 million increase in cash and cash equivalents related to the Company's initial public offering in December 1994 and to $22.3 million in cash generated from operations during the year, offset in part by capital expenditures during the year. At August 31, 1995, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit is renewable annually and is payable upon its termination in February 1996. The Company expects to renew this line of credit.

     On December 6, 1994, the Company completed an initial public offering of its Class A Common Stock. The Company received total net proceeds, after deduction of expenses payable by the Company and underwriting discounts, of approximately $34.9 million. As of August 31, 1995, approximately $16.0 million of the proceeds have been used for normal recurring capital expenditures, start up costs of new locations and general corporate purposes.

The remaining proceeds have been invested in short-term (maturities of 90 days or less) securities backed by the United States government or its agencies, investment grade commercial paper and similar types of securities.

     Net cash flow received from operating activities increased by $15.8 million from 1994 to 1995 due primarily to the $7.7 million increase in net income from 1994 to 1995, improved collections of accounts receivable and the timing of various tax payments and payments to suppliers. Capital expenditures, including additions to educational program production costs, increased to $11.5 million for 1995 from $6.1 million for 1994 primarily to support the increase in student enrollments and number of locations. Total purchases of property and equipment for the year ended August 31, 1996 are expected to total approximately $12.0 million. Additions to educational program production costs are not expected to exceed $2.5 million for the year ended August 31, 1996. Start up costs for 1996 are expected to increase $3.5 million due to planned expansion into new geographic markets.

     The Company is currently negotiating the renewal of its lease for its corporate headquarters located in Phoenix, Arizona. Depending on the outcome of those negotiations, the Company may consider relocating its corporate headquarters, including the UOP Phoenix Main Campus, to additional or alternative leased facilities or may consider the construction of a new facility. Such a facility is estimated to cost between $20 to $25 million. The Company does not currently have any material commitments for any capital expenditures in 1996. The Company currently leases all of its educational and administrative facilities.

     The Company's net receivables as a percent of net revenues decreased to 9.7% in 1995 from 11.4% in 1994 and bad debt expense as a percent of net revenues decreased to 1.1% in 1995 from 1.5% in 1994. These decreases are due primarily to an increased focus on accounts receivable collections in 1995.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 1995, the Company had approximately $11.9 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not significantly affected the Company's ability to fund daily operations.

     The Regulations require all higher education institutions to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1 to 1, which is calculated at the end of the institution's fiscal year. If an institution, including UOP or WIU, fails to meet the acid test ratio, it may be deemed not financially responsible by the DOE, which could result in a loss of its eligibility to participate in Title IV Programs. UOP's acid test ratio was 1.31 at August 31, 1995 and 1.16 to 1 at August 31, 1994. WIU's acid test ratio was 2.73 to 1 on September 1, 1995. These requirements apply to the separate financial statements of UOP, WIU and to each of the respective IPD client institutions, but not to the Company's consolidated financial statements.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

Item 8 -- Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . .43

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . .44

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . .45

Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . . . .46

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . .47

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .48

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Apollo Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apollo Group, Inc. and its subsidiaries at August 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Apollo Group, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Phoenix, Arizona
October 12, 1995

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                 Year Ended August 31,
                                            ------------------------------
                                              1995       1994       1993
                                            ---------  ---------  --------
Net revenues                                 $163,429   $124,720  $ 97,545
                                            ---------  ---------  --------
Costs and expenses:
Instruction costs and services                102,122     81,313    65,319
Selling and promotional                        21,016     17,918    15,812
General and administrative                     18,462     17,194    14,402
                                            ---------  ---------  --------
                                              141,600    116,425    95,533
                                            ---------  ---------  --------
Income before income taxes                     21,829      8,295     2,012
Less provision for income taxes                 9,229      3,383       869
                                            ---------  ---------  --------
Net income                                   $ 12,600   $  4,912  $  1,143
                                            =========  =========  ========
Net income per share                            $ .62      $ .32     $ .08
                                            =========  =========  ========
Weighted average shares outstanding            20,485     15,281    15,136

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                        August 31,
                                                                 ------------------------
                                                                   1995            1994
                                                                 --------        --------
Assets:
Current assets-
Cash and cash equivalents                                        $ 50,726        $  4,722
Restricted cash                                                    11,875           8,094
Receivables, net                                                   15,883          14,236
Inventory                                                           2,723           2,656
Deferred tax asset, net                                             2,352           1,321
Prepaids and other current assets                                     485             864
                                                                 --------        --------
Total current assets                                               84,044          31,893
Property and equipment, net                                        13,390           6,799
Educational program production costs, net                           1,963           1,914
Deferred tax asset, net                                                               306
Other assets                                                        2,735           2,726
                                                                 --------        --------
Total assets                                                     $102,132        $ 43,638
                                                                 ========        ========
Liabilities and Shareholders' Equity:
Current liabilities-
Current portion of long-term liabilities                         $    118        $    183
Accounts payable                                                    6,261           5,325
Other accrued liabilities                                           9,962           6,840
Income taxes payable                                                   96             310
Student deposits and deferred tuition                              28,628          22,232
                                                                 --------        --------
Total current liabilities                                          45,065          34,890
                                                                 --------        --------
Long-term liabilities, less current portion                         1,201           1,347
                                                                 --------        --------
Deferred tax liability, net                                           514              --
                                                                 --------        --------
Commitments and contingencies                                          --              --
Shareholders' equity-
Preferred stock, no par value, 1,000,000 shares authorized,
  none issued                                                          --              --
Class A nonvoting common stock, no par value, 65,000,000 shares authorized; 14,136,000 and 6,909,000 issued and outstanding
  in 1995 and 1994, respectively                                       18               9
Class B voting common stock, no par value, 3,000,000
  shares authorized; 576,000 issued and outstanding                     1               1
Additional paid-in capital                                         37,378           1,982
Retained earnings                                                  17,955           5,409
                                                                 --------        --------
Total shareholders' equity                                         55,352           7,401
                                                                 --------        --------
Total liabilities and shareholders' equity                       $102,132        $ 43,638
                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                (In thousands)

                                                           Common Stock
                                 --------------------------------------------------------------
                                                            Class A              Class B
                                       Common              Nonvoting              Voting
                                 -------------------  -------------------  ------------------- Additional  Retained
                                             Stated               Stated               Stated   Paid-In    Earnings
                                   Shares    Value      Shares    Value      Shares    Value    Capital   (Deficit)
                                  --------  --------  ---------  --------  ---------  --------  --------  ---------
Balance at August 31, 1992           1,118      $ 10         --      $ --         --      $ --      $ 32    $ (646)
New issue                               34                                                            81
Net income                                                                                                    1,143
                                  --------  --------  ---------  --------  ---------  --------  --------  ---------
Balance at August 31, 1993           1,152        10         --        --         --        --       113        497
Recapitalization:
  6,909,000 shares of Class
  A Common Stock and 576,000
  shares of Class B Common
  Stock issued in exchange for
  1,152,000 shares of common
  stock                             (1,152)      (10)     6,909         9        576         1
Grant of stock options                                                                             1,869
Net income                                                                                                    4,912
                                  --------  --------  ---------  --------  ---------  --------  --------  ---------
Balance at August 31, 1994              --        --      6,909         9        576         1     1,982      5,409
Stock issued by public offering                           3,516         4                         34,854
Stock issued under stock
  purchase plans                                             29                                      388
Stock issued under stock
  option plans                                               12                                       97
Stock canceled under stock
  option plans                                               (3)                                     (22)       (54)
4-for-3 stock split                                       3,673         5                             (5)
Tax benefit related to stock
  options exercised                                                                                   84
Net income                                                                                                   12,600
                                  --------  --------  ---------  --------  ---------  --------  --------  ---------
Balance at August 31, 1995              -       $ --     14,136      $ 18        576       $ 1   $37,378    $17,955
                                  ========  ========  =========  ========  =========  ========  ========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                  Year Ended August 31,
                                             ------------------------------
                                               1995      1994       1993
                                             --------  ---------  ---------
Net cash received from (used for)
  operating activities:
Cash received from customers                 $159,349   $117,187   $ 96,787
Cash paid to employees and suppliers         (129,442)  (105,858)   (90,460)
Interest received                               2,207        280         95
Interest paid                                     (96)      (153)      (279)
Net income taxes received (paid)               (9,692)    (4,962)        78
                                             --------  ---------  ---------
Net cash received from operating activities    22,326      6,494      6,221
                                             --------  ---------  ---------
Net cash received from (used for)
  investing activities:
Purchase of property and equipment             (9,944)    (4,724)    (2,547)
Additions to educational program
  production costs                             (1,548)    (1,380)    (1,527)
Decrease in notes receivable                                            145
                                             --------  ---------  ---------
Net cash used for investing activities        (11,492)    (6,104)    (3,929)
                                             --------  ---------  ---------
Net cash received from (used for)
  financing activities:
Borrowings on line of credit                              11,190     12,875
Repayments of borrowings on line of credit               (11,190)   (13,075)
Proceeds from sale-leaseback of assets                     2,401
Principal payments on long-term debt             (181)      (912)      (632)
Issuance of stock                              35,321                    81
Retirement of stock                               (54)
Tax benefits related to exercise of options        84
                                             --------  ---------  ---------
Net cash received from (used for)
  financing activities                         35,170      1,489       (751)
                                             --------  ---------  ---------
Net increase in cash and cash equivalents      46,004      1,879      1,541
Cash and cash equivalents, beginning
  of period                                     4,722      2,843      1,302
                                             --------  ---------  ---------
Cash and cash equivalents, end of period     $ 50,726   $  4,722   $  2,843
                                             ========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries The University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults. The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1995, 1994 and 1993 relate to the fiscal years ended August 31, 1995, 1994 and 1993, respectively.

     UOP is a regionally accredited, private institution of higher education offering bachelor's and master's degree programs in business, management, computer information systems, education and health care. UOP currently has 42 campuses and learning centers located in Arizona, California, Colorado, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Utah and Puerto Rico. UOP also offers its educational programs worldwide through Online (trademark), its computerized educational delivery system. UOP is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA").

     IPD provides program development and management services under long-term contracts to 15 regionally accredited private colleges and universities. IPD is currently operating in 16 states.

     WIU was acquired on September 1, 1995.  See Note 3.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -------------------------------------------------

     The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates ------------------------------------------------------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents ---------------------------------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of cash, cash equivalents and restricted cash approximates fair value due to the short-term maturities of these instruments.

Restricted Cash -------------------------------------------------------------

     The U.S. Department of Education (the "DOE") requires that Title IV Program funds collected for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds transferred to the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of collection. Restricted cash is excluded from cash received from operating activities in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company's operating accounts. The Company's restricted cash is invested in U.S. Treasury backed securities with maturities of ninety days or less.

Revenues, Receivables and Related Liabilities -------------------------------

     The Company's educational programs range in length from one-day seminars to degree programs lasting up to 46 months. Long-term programs are billed in blocks of time ranging in length from five weeks to three months. Seminars and other shorter term programs are usually billed in one installment. Billings occur when the student first attends a session resulting in the recording of a receivable and a deferred tuition revenue liability for the amount billed. The deferred tuition revenue liability is recognized into income pro rata over the period of instruction. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded, generally on a pro rata basis. Because most of the Company's educational programs are billed in short blocks of time ranging from five to six weeks, most of the deferred tuition revenue liability at the end of each period will be recognized into income within five to six weeks following the end of that period.

     Student deposits consist of payments made in advance of billings. As the student is billed, the student deposit is applied against the resulting student receivable.

     The Company does not record the unbilled portion of educational programs for existing students because the students are not usually financially obligated for the unbilled portion. A majority of these students do, however, remain in their programs until completion.

     Receivables consist of the following, in thousands:
                                                            August 31,
                                                      ----------------------
                                                         1995         1994
                                                      ---------    ---------
Trade receivables                                      $17,991      $15,678
Interest Receivable                                        208
Income tax receivable                                      137           15
                                                      ---------    ---------
                                                        18,336       15,693
Less allowance for doubtful accounts                    (2,453)      (1,457)
                                                      ---------    ---------
  Total receivables, net                               $15,883      $14,236
                                                      =========    =========

     Bad debt expense was $1.8 million, $1.8 million and $1.1 million for 1995, 1994 and 1993, respectively.

     Student deposits and deferred tuition consist of the following, in thousands:
                                                              August 31,
                                                        -----------------------
                                                           1995         1994
                                                        ---------    ---------
Student deposits                                          $17,756      $12,689
Deferred tuition revenue                                   10,872        9,543
                                                        ---------    ---------
  Total student deposits and deferred tuition             $28,628      $22,232
                                                        =========    =========

     The carrying value of the student deposit liabilities approximates fair value due to the short-term nature of these instruments.

Inventory -------------------------------------------------------------------

     Inventory consists primarily of curriculum materials. Inventories are stated at the lower of cost, determined using the FIFO (first-in, first-out) method, or market.

Property and Equipment ------------------------------------------------------

     Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all buildings, furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years, except software which is depreciated over three to five years and buildings which are depreciated over 30 years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Depreciation and amortization expense was $2.8 million, $2.0 million and $1.8 million for 1995, 1994 and 1993, respectively. Maintenance and repairs are expensed as incurred.

Educational Program Production Costs ----------------------------------------

     Direct costs incurred in the original production of, and improvements to, educational courses are capitalized, then recognized as expense using the 150% declining balance method over a three year period beginning in the month the courses are placed in service. Courses are generally placed in service within four to six months after the program production commences. These direct costs primarily include contract-based curriculum development, salaries and wages for staff directly engaged in the development process and the costs of royalties and reprint permissions. Any unamortized cost is charged to expense whenever a course or program is discontinued. From 1993 through 1995, less than 4% of these courses were discontinued within three years of being placed in service. Indirect costs related to the curriculum development process, such as space rent and supplies, are expensed as incurred. Amortization expense was $1.4 million, $1.4 million and $1.1 million for 1995, 1994 and 1993, respectively.

Deferred Rental Payments and Deposits ---------------------------------------

     The Company records rent expense using the straight-line method over the term of the lease agreement. Accordingly, deferred rental payment liabilities are provided for lease agreements that specify scheduled rent increases over the lease term and rental deposits are provided for lease agreements that specify payments in advance or scheduled rent decreases over the lease term.

Deferred Compensation Agreements --------------------------------------------

     The Company has various deferred compensation agreements with individuals that are accounted for individually on an accrual basis in accordance with the terms of the underlying contract. The expected future benefits are accrued over the period of service required to be rendered in exchange for the benefits. All individuals covered by deferred compensation agreements were fully eligible to receive the benefits at the contract date and as a result, the deferred compensation liability reflects the present value of all future benefits expected to be paid, as determined at the contract date.

Selling and Promotional Costs -----------------------------------------------

     The Company expenses selling and promotional costs as incurred. Selling and promotional costs include marketing salaries, direct-response and other advertising, promotional materials and related marketing costs. Direct-response advertising is not presently capitalized because all the criteria of Statement of Position 93-7, "Reporting on Advertising Costs," were not satisfied.

Startup Costs ---------------------------------------------------------------

     Costs related to the startup of new campuses and learning centers are expensed as incurred.

Non-Operating Income and Expense --------------------------------------------

     Interest income is included in net revenues and totaled $2.4 million, $280,000 and $84,000 for 1995, 1994 and 1993, respectively. Interest expense, including the imputed interest on deferred compensation agreements, is expensed as incurred. Interest expense totaled $96,000, $153,000 and $255,000 for 1995, 1994 and 1993, respectively.

Income Taxes ----------------------------------------------------------------

     Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from compensation not yet deductible for tax purposes, limitations on bad debt deductions for tax purposes, capitalization of educational program production costs for financial reporting purposes, loss reserves not deductible for tax purposes and the use of accelerated depreciation methods.

     When options granted under the Company's stock option plans are exercised, the Company receives a tax deduction related to the difference between the market value of its Class A Common Stock at the date of exercise and the sum of the exercise price and any compensation expense recognized for financial reporting purposes. The tax benefit resulting from this tax deduction is reflected as a decrease in the Company's income tax liability and an increase to additional paid-in capital.

Recapitalization and Stock Splits -------------------------------------------

     In June 1994, the Company issued six shares of Class A Common Stock and .5 shares of Class B Common Stock in exchange for each share of common stock outstanding at that date. In September 1994, the Company's Class A and Class B Common Stock underwent a 1.118 to 1 stock split. On March 24, 1995, the Board of Directors authorized a 4-for-3 stock split, effected in the form of a stock dividend of 1/3 additional shares of Class A Common Stock for each share of Class A or Class B Common Stock owned by shareholders of record on April 7, 1995, to be distributed on April 28, 1995. On August 25, 1995, the Board of Directors authorized a 3-for-2 stock split, effected in the form of a stock dividend of 1/2 additional shares of Class A Common Stock for each share of Class A or Class B Common Stock owned by shareholders of record on September 8, 1995, to be distributed on September 22, 1995.

     The June 1994 recapitalization and the three subsequent stock splits have been given retroactive recognition in each period presented in the accompanying consolidated financial statements, except that the number of shares outstanding on the Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity have not been restated to show the effect of the September 1995 stock split effected in the form of a stock dividend, as this occurred subsequent to year end.

Earnings Per Share ----------------------------------------------------------

     Net income per share is computed using the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period after giving retroactive effect to the recapitalization and stock splits described above. Shares subject to stock options issued during the 12-month period prior to the initial public offering are considered common equivalent shares for all periods prior to the initial public offering, pursuant to the requirements of the Securities and Exchange Commission (the "SEC"). The amount of any tax benefit to be credited to capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

Reclassifications -----------------------------------------------------------

     Certain amounts reported for the year ended August 31, 1994 have been reclassified to conform to the 1995 presentation, having no effect on net income.


NOTE 3.  ACQUISITION OF CERTAIN ASSETS OF WESTERN INTERNATIONAL UNIVERSITY

     Effective September 1, 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by NCA. The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash, including amounts advanced to Western prior to the closing, and assumed an additional $1.8 million in liabilities. The excess of costs over the fair value of the assets acquired was $1.6 million and will be amortized on a straight-line basis over fifteen years.

     The acquisition was accounted for under the purchase method and, accordingly, the results of operations related to this new subsidiary will be included with those of the Company for periods subsequent to the date of acquisition. Results of operations for periods prior to the acquisition were immaterial. Western had consolidated net revenues of $4.3 million and pretax income of $216,000 for the year ended August 31, 1995.


NOTE 4.  DISCONTINUED TECHNICAL TRAINING SCHOOLS

     In March 1992, the Company adopted a plan to discontinue the operations of its technical training schools. The operations of these schools were phased out over the period from March 1992 through October 1992. Pretax losses related to the operations of the technical training schools were $265,000 in 1993.


NOTE 5.  FINANCIAL AID PROGRAMS

     Approximately 50%-60% of the Company's net revenues was received from students who participated in government sponsored financial aid programs under Title IV of the Higher Education Act of 1965, as amended. These financial aid programs consist generally of: (1) guaranteed student loans that are issued directly to the students and are non-recourse to the Company and (2) direct grants to students. Annually, the DOE publishes the default rates of students participating in the FFEL programs.

     The latest student default rates as reported by the DOE for these guaranteed student loans are as follows:
                                                      For Loans Entering
                                                     Repayment During the
                                                   DOE Fiscal Year Ended
                                                       September 30,
                                                ---------------------------
                                                   1992      1991      1990
                                                -------   -------   -------
Students attending:
  UOP campuses                                     5.0%      3.5%      2.6%
  IPD client institutions                          5.3%      5.6%      4.1%
  Western campuses                                 4.7%      7.4%      7.0%
National average                                  15.0%     17.8%     22.4%

NOTE 6.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following, in thousands:
                                                             August 31,
                                                        --------------------
                                                          1995       1994
                                                        --------   --------
Land                                                     $   125    $   125
Buildings                                                    225        225
Furniture and equipment                                   16,494      9,088
Software                                                   3,196      3,084
Capitalized equipment leases                                            377
Leasehold improvements                                     1,032      1,188
                                                        --------   --------
                                                          21,072     14,087
Less accumulated depreciation                             (7,682)    (7,059)
Less accumulated amortization of capitalized
  equipment leases                                                     (229)
                                                        --------   --------
  Property and equipment, net                            $13,390    $ 6,799
                                                        ========   ========

     During 1994, the Company sold furniture and equipment under a sale-leaseback arrangement. The assets were sold for $2.4 million in cash, resulting in a $351,000 gain that is being recognized pro rata over the term of the related operating lease. In 1995 and 1994, the Company recognized a gain of $117,000 and $88,000, respectively. In addition, the Company sold a house located on leased land to the Company's Secretary and Treasurer for $140,000 in 1994. The book value of the building and related improvements, net of accumulated depreciation, was $148,000. The Company believes that the terms of this sale were as favorable as could have been obtained from an unaffiliated party.


NOTE 7.  EDUCATIONAL PROGRAM PRODUCTION COSTS

     Educational program production costs consist of the following, in thousands:
                                                             August 31,
                                                        --------------------
                                                          1995       1994
                                                        --------   --------
Educational program production costs                     $ 7,722    $ 6,823
Less accumulated amortization                             (5,759)    (4,909)
                                                        --------   --------
  Educational program production costs, net              $ 1,963    $ 1,914
                                                        ========   ========

     The net effect on pre-tax income of the capitalization and amortization of educational program production costs amounts to an increase of $49,000 in 1995, a decrease of $36,000 in 1994 and an increase of $429,000 in 1993.

NOTE 8.  DEPOSITS AND OTHER ASSETS

     Deposits and other assets consist of the following, in thousands:
                                                             August 31,
                                                        --------------------
                                                          1995       1994
                                                         --------   --------
Land held for sale                                        $ 1,310    $ 1,414
Rental deposits                                               493        540
Other deposits                                                438        515
Other                                                         494        257
                                                         --------   --------
  Total other assets                                      $ 2,735    $ 2,726
                                                         ========   ========

     Land held for sale consists of approximately 105 acres of undeveloped land located in Santa Cruz County, California, a substantial portion of which was acquired from a related party in 1991. As a result of poor market conditions in Northern California, the Company recorded a $104,000 writedown in 1995 ($60,000 after related tax benefit), a $135,000 writedown in 1994 ($80,000 after related tax benefit) and a $638,000 writedown in 1993 ($359,000 after related tax benefit), based on independent appraisals dated May 1995, August 1994 and June 1993, respectively.


NOTE 9.  SHORT-TERM BORROWINGS

     At August 31, 1995, the Company had no amounts borrowed against its $4.0 million line of credit. The line of credit is secured by receivables, inventory, land held for sale and property and equipment and bears interest at prime (7.87% at August 31, 1995). The line of credit is renewable annually and is payable upon its termination in February 1996. The Company expects to renew this credit line. The Company is in compliance with the restrictive covenants contained in its line of credit agreement. The Company's line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender's consent.


NOTE 10.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following, in thousands:
                                                             August 31,
                                                        --------------------
                                                          1995       1994
                                                         --------   --------
Salaries and wages                                        $ 4,252    $ 3,186
Employee benefits and payroll withholdings                  1,856      1,166
Other accruals                                              3,854      2,488
                                                         --------   --------
  Total other accrued liabilities                         $ 9,962    $ 6,840
                                                         ========   ========

NOTE 11.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

     The Company provides various health, welfare and disability benefits to its full-time salaried employees which are funded primarily by Company contributions. The Company does not provide postemployment or postretirement health care and life insurance benefits to its employees.

     The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year and at least 1,000 hours of continuous service. The Company matches 100% of the contributions from the first $10,000 of a participant's annual pre-tax earnings. Contributions from the participant's earnings in excess of $10,000 are matched by the Company at 18.5%. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $848,000, $745,000 and $668,000 for 1995, 1994 and 1993,
respectively.

     In addition, the Company has three stock-based compensation plans that were adopted in 1994: the Apollo Group, Inc. Director Stock Plan ("Director Stock Plan"), the Apollo Group, Inc. Long-Term Incentive Plan ("LTIP") and the Apollo Group, Inc. 1994 Employee Stock Purchase Plan ("Purchase Plan"). The Director Stock Plan provides for an annual grant of options to the Company's nonemployee directors to purchase 6,000 shares, adjusted for stock splits, of the Company's Class A Common Stock on September 1 of each year. Under the LTIP, the Company may grant options, incentive stock options, stock appreciation rights and other stock based awards to certain officers or key employees of the Company. At August 31, 1995, there were 140,000 and 493,000 shares available for issuance under the Director Stock Plan and LTIP, respectively, and, to date, only non-qualified stock options have been granted. A summary of the activity related to the stock options granted under the Director Stock Plan and LTIP follows, in thousands:

     Outstanding at August 31, 1993                                --
     June 2, 1994 grant at $.935 per share                        369
                                                             ---------
     Outstanding at August 31, 1994                               369
     December 6, 1994 grant at $5.50 per share                    402
     Exercised at $5.50 per share                                 (18)
     Canceled at $5.50 per share                                   (4)
                                                             ---------
     Outstanding at August 31, 1995                               749
                                                             =========

     Exercisable at August 31, 1993 and 1994                       --
     Exercisable at August 31, 1995                               749
                                                             =========

     Available for issuance at August 31, 1994                  1,400
     Less options granted                                        (771)
     Plus options canceled                                          4
                                                            ----------
     Available for issuance at August 31, 1995                    633
                                                            ==========

     The June 2, 1994 grant to certain key employees was based on the fair value of such options at the date of grant as determined by an independent valuation. Pursuant to SEC requirements, the Company recorded $1.9 million in compensation expense and additional paid-in capital in 1994 related to these options, representing the difference between the exercise price per share and the assumed initial public offering price multiplied by the total number of shares granted.

     In September 1995, the Company increased the number of shares of Class A Common Stock available for issuance under the LTIP from 493,000 to 1.5 million. At the same time, the Company granted an additional 924,000 options to purchase shares of Class A Common Stock, at $25.42 per share, to officers and certain key employees under the LTIP. The options vest 25% at the end of seven years and ratably thereafter over the eighth to approximate tenth year. This vesting period may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days and if certain profit goals, defined for groups of individuals, are also achieved.

     The Purchase Plan allows employees of the Company to purchase up to 1.0 million shares of the Company's Class A Common Stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of: (1) the fair market value (as defined in the Purchase Plan) of a share of Class A Common Stock on the participant's enrollment date into the respective quarterly offering period or (2) the fair market value of a share of Class A Common Stock on the purchase date. During the year ended August 31, 1995, 53,000 shares were purchased by eligible employees at prices ranging from $5.58 to $11.32 per share. At August 31, 1995, there are 947,000 shares available for purchase under the Purchase Plan.


NOTE 12.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following, in thousands:
                                                             August 31,
                                                        --------------------
                                                          1995       1994
                                                        --------    --------
Deferred compensation agreements, discounted
  at 7.5% to 12%                                         $ 1,004    $   998
Deferred rental payments                                     315        351
Mortgage notes and capital lease obligations
  paid in full in 1995                                                  181
                                                         --------   --------
  Total long-term liabilities                              1,319      1,530
  Less current portion                                      (118)      (183)
                                                         --------   --------
  Total long-term liabilities, net                       $ 1,201    $ 1,347
                                                         ========   ========

     The aggregate maturities of all long-term liabilities for each of the five fiscal years subsequent to August 31, 1995 are: 1996--$118,000; 1997--$126,000; 1998--$95,000; 1999--$49,000; 2000--$50,000.

     The undiscounted deferred compensation liability was $1.8 million at both August 31, 1995 and 1994. The discount rate for deferred compensation agreements was determined at the date of each respective agreement based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the respective agreements.


NOTE 13.  LEASES

     The Company is obligated under facility and equipment leases that are classified as operating leases.  Following is a schedule of future minimum lease commitments as of August 31, 1995, in thousands:
                                               Operating Leases
                                       -----------------------------
                                                           Equipment
                                         Buildings           & Other
                                         ---------         ----------
                1996                       $11,704             $1,611
                1997                         9,770                670
                1998                         8,667                119
                1999                         7,260                  4
                2000                         6,115                  1
                Thereafter                   7,906
                                          --------           --------
                                           $51,422             $2,405
                                          ========           ========

     Facility and equipment rent expense totaled $16.5 million, $13.8 million and $11.5 million for 1995, 1994 and 1993, respectively.


NOTE 14.  INCOME TAXES

     Pre-tax earnings (loss) and the related components of the income tax provision are as follows, in thousands:
                                                   Year Ended August 31,
                                               -----------------------------
                                                  1995      1994      1993
                                                --------  --------  --------
Pre-tax earnings (loss):
United States                                   $21,401    $8,104    $2,091
Puerto Rico                                         428       191       (79)
                                                --------  --------  --------
  Total pre-tax earnings                        $21,829    $8,295    $2,012
                                                ========  ========  ========
Income tax provision (credit):
Current -- state                                $ 2,550    $1,072    $  244
Current -- federal                                7,103     3,399       559
Deferred                                           (424)   (1,088)       66
                                                --------  --------  --------
  Total provision for income taxes              $ 9,229    $3,383    $  869
                                                ========  ========  ========

     The income tax provision differs from the tax that would result from application of the statutory federal corporate tax rate.  The reasons for the differences are as follows, in thousands:
                                                    Year Ended August 31,
                                                -----------------------------
                                                    1995      1994      1993
                                                --------   --------  --------
Income tax provision at expected rate of 35%
  for 1995 and 34% for 1994 and 1993               $7,640    $2,820       $684
Nondeductible business meals                          172        46         37
Non-taxable interest income                          (193)
State taxes, net of federal benefit                 1,518       536        141
Other, net                                             92       (19)         7
                                                  --------  --------   --------
  Total provision for income taxes                 $9,229    $3,383       $869
                                                  ========  ========   ========

     The current and non-current deferred tax assets and liabilities consist of the following, in thousands:
                                                                August 31,
                                                          -------------------
                                                               1995      1994
                                                          --------    --------
Gross deferred tax assets:
Compensation not yet deductible for tax purposes             $1,455      $1,353
Difference in bad debt deductions for
  financial reporting purposes                                  981         583
Loss reserves not deductible for tax purposes                   554         567
Difference in lease expense deductions                          272         318
Other                                                            66
                                                            --------   --------
  Total gross deferred tax assets                             3,328       2,821
                                                            --------   --------
Gross deferred tax liabilities:
Deduction of educational program production
  costs for tax purposes                                        785         786
Depreciation and amortization of property
  and equipment                                                 547         349
State taxes                                                     158
Other                                                                        59
                                                            --------   --------
  Total gross deferred tax liabilities                        1,490       1,194
                                                            --------   --------
  Net deferred tax asset                                     $1,838      $1,627
                                                            ========   ========

     The net tax asset is reflected in the accompanying balance sheet as follows:
Current deferred tax asset, net                              $2,352      $1,321
Noncurrent deferred tax asset (liability), net                 (514)        306
                                                            --------   --------
  Net deferred tax asset                                     $1,838      $1,627
                                                            ========   ========

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities.

NOTE 15.  CASH RECEIVED FROM OPERATING ACTIVITIES

     Following is a reconciliation of net income to net cash received from operating activities, as shown on the consolidated statement of cash flows,
in thousands:
                                                           August 31,
                                                     -----------------------------
                                                   1995       1994      1993
                                                 --------   --------  --------
Net income                                        $12,600   $ 4,912    $ 1,143
Asset write down                                      104       135        638
Depreciation and amortization of:
  Property and equipment                            2,751     1,997      1,819
  Educational program production costs              1,375     1,365      1,098
Writeoff of unamortized cost of discontinued
  educational courses                                 124        51
Bad debt expense                                    1,849     1,822      1,116
Compensation expense related to
  grant of options                                            1,869
Net loss (gain) on disposal of assets                 602      (141)       (30)
Change in assets and liabilities:
  Increase in restricted cash                      (3,781)   (6,098)    (1,907)
  Increase in receivables, net of write-offs       (3,496)   (5,894)    (4,128)
  Decrease (increase) in deferred tax asset          (725)     (757)       157
  Decrease (increase) in other current assets         312      (940)        26
  Decrease (increase) in other assets                (113)     (687)       186
  Increase (decrease) in deferred rent                (36)       10       (269)
  Increase (decrease) in deferred compensation
    contracts                                           6       753        (46)
  Increase in accounts payable and accrued
    liabilities                                     4,058     2,727        468
  Increase in student deposits and deferred
    tuition                                         6,396     6,192      5,329
  Increase (decrease) in deferred taxes               514      (331)      (170)
  Increase (decrease) in taxes payable               (214)     (491)       791
                                                  --------  --------   --------
     Net cash received from operating
       activities                                 $22,326   $ 6,494    $ 6,221
                                                  ========  ========   ========

Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock.  The following sets forth information as of August 31, 1995 concerning the Company's directors and executive officers:
Name                            Age   Position
-----------------------------   ----  ---------------------------------------------
John G. Sperling, Ph.D.          74   Chairman of the Board and President
William H. Gibbs                 45   Senior Vice President and Director
Jerry F. Noble                   53   Senior Vice President and Director
John D. Murphy                   49   Senior Vice President-Institutional Affairs
                                      and Director
Peter V. Sperling                35   Vice President of Administration, Secretary
                                      and Treasurer and Director
James W. Hoggatt                 38   Vice President of Finance and Chief Financial
                                      Officer
Todd S. Nelson                   36   Vice President
Dino D. DeConcini                61   Director
J. Jorge Klor de Alva, Ph.D.     47   Director
Thomas C. Weir                   61   Director

     JOHN G. SPERLING, Ph.D., is the founder, President and Chairman of the Board of Directors of the Company. Prior to his involvement with the Company, from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University and Northern Illinois University. Dr. Sperling received his Ph.D. from Cambridge University, an M.A. from the University of California at Berkeley and a B.A. from Reed College. Dr. Sperling is the father of Peter
V. Sperling.

     WILLIAM H. GIBBS has been with the Company since 1980. Mr. Gibbs has been the President of UOP and a Senior Vice President of the Company since 1987. From 1985 to 1987, Mr. Gibbs was the President of Apollo Education Corporation ("AEC"). From 1980 to 1985, Mr. Gibbs held various positions with the Company, including Chief Financial Officer and faculty member. From 1975 to 1984, Mr. Gibbs was with the accounting firm of Price Waterhouse and, from 1982 to 1984, served as a management advisory manager. Mr. Gibbs currently serves as a director of the Arizona State Board of Private Post-Secondary Education and the Arizona Commission for Post-Secondary Education. Mr. Gibbs received his M.B.A. from the University of Illinois and his B.A. from Arizona State University. Mr. Gibbs is a Certified Public Accountant in the State of Arizona.

     JERRY F. NOBLE has been with the Company since 1981. Mr. Noble has been a Senior Vice President of the Company since 1987 and the President of IPD since 1984. From 1981 to 1987, Mr. Noble also was the controller of the Company. From 1977 to 1981, Mr. Noble was the corporate accounting manager for Southwest Forest Industries, a forest products company. Mr. Noble received his M.B.A. from UOP and his B.A. from the University of Montana.
Mr. Noble is a Certified Public Accountant in the Commonwealth of Virginia.

     JOHN D. MURPHY has been with the Company since 1976. Mr. Murphy has been the Senior Vice President-Institutional Affairs since 1987. From 1981 to 1987, Mr. Murphy was the Vice President of Public Affairs of the Company. From 1991 to 1994 Mr. Murphy also served as Vice President-Academic Affairs of UOP. From 1972 to 1976, Mr. Murphy was an instructor at San Jose State University. Mr. Murphy is the founder and current Vice President of the Independent Colleges and Universities of Arizona and the founder and current Chairman of the Accredited Out-of-State Colleges and Universities of California. Mr. Murphy is a member of the Council for Private Post-Secondary and Vocational Education in California. Mr. Murphy received an M.A. from the University of San Francisco and a B.A. from San Jose State University.

     PETER V. SPERLING has been with the Company since 1983. Mr. Sperling has been the Vice President of Administration since 1992 and the Secretary and Treasurer of the Company since 1988. From 1987 to 1992, Mr. Sperling was the Director of Operations at AEC. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of the Company. Mr. Sperling received his B.A. from the University of California at Santa Barbara.
Mr. Sperling is the son of John G. Sperling.

     JAMES W. HOGGATT has been with the Company since 1986. Mr. Hoggatt has been the Vice President of Finance and Chief Financial Officer of the Company since 1990. From 1987 to 1990, Mr. Hoggatt was the Vice President-Controller of the Company. From 1986 to 1987, Mr. Hoggatt was the Director of Financial Reporting of the Company. From 1979 to 1986, Mr. Hoggatt was with the accounting firm of Price Waterhouse and, from 1984 to 1986, served as an audit manager. Mr. Hoggatt received a B.S. from Abilene Christian University. Mr. Hoggatt is a Certified Public Accountant in the State of Arizona.

     TODD S. NELSON has been with the Company since 1987. Mr. Nelson has been a Vice President of the Company since 1994 and the Executive Vice President of UOP since 1989. From 1987 to 1989, Mr. Nelson was the Director of UOP's Utah campus. From 1985 to 1987, Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received an M.B.A. from the University of Nevada at Las Vegas and a B.S. from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

     DINO J. DECONCINI has been a director of the Company since 1981.
Mr. DeConcini is currently Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

     J. JORGE KLOR DE ALVA, Ph.D., has been a director of the Company since 1991 and is a member of the Audit and Compensation Committees of the Board of Directors of the Company. Dr. Klor de Alva has been a Professor of Comparative Ethnic Studies and Anthropology at the University of California at Berkeley since July 1994. From 1989 to 1994, Dr. Klor de Alva was a

Professor of Anthropology at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies at the State University of New York at Albany. From 1982 to 1989, Dr. Klor de Alva was also an Associate Professor of Anthropology and Latin American Studies at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as associate professor, assistant professor or lecturer at San Jose State University, the University of California at Santa Cruz, Instituto de Investigaciones Historicas, Universidad Nacional Autonoma de Mexico and the University of California at Berkeley.

     THOMAS C. WEIR has been a director of the Company since 1983 and is a member of the Audit and Compensation Committees of the Board of Directors of the Company. During 1994, Mr. Weir became the President of Dependable Nurses, Inc., a provider of temporary nursing services, W.D. Enterprises, Inc., a financial services company and Dependable Personnel, Inc., a provider of temporary clerical personnel. In addition, Mr. Weir has been an independent financial consultant since 1990. From 1989 to 1990, Mr. Weir was President of Tucson Electric Power Company. From 1979 to 1987, Mr. Weir was Chairman and Chief Executive Officer of Home Federal Savings & Loan Association, Tucson, Arizona.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1995, its officers and directors complied with all Section 16(a) filing requirements with the following exception: William H. Gibbs filed a late Form 3 relating to a transaction involving a transfer of Class A Common Stock into a family trust on March 1, 1995.


COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two principal committees: (1) an Audit Committee comprised of J. Jorge Klor de Alva (Chairperson) and Thomas C. Weir and (2) a Compensation Committee comprised of Thomas C. Weir (Chairperson) and J. Jorge Klor de Alva.


MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the year ended August 31, 1995, the Board of Directors of the company met or acted by written consent on eight occasions. Each of the Company's directors attended more than 75% of the meetings of the Board of Directors and of meetings held by committees of the Board on which such director served.

Compensation Committee ------------------------------------------------------

     The Compensation Committee of the Board of Directors, which met or acted by written consent once during the fiscal year 1995, reviews all aspects of compensation of executive officers of the Company and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 1995 is set forth below.

Audit Committee -------------------------------------------------------------

     The Audit Committee, which met or acted by written consent two times in fiscal year 1995, represents the Board of Directors in evaluating the quality of the Company's financial reporting process and internal financial controls through consultations with the independent auditors, internal management and the Board of Directors.

Other Committees ------------------------------------------------------------

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

Item 11 -- Executive Compensation

DIRECTOR COMPENSATION

Fees ------------------------------------------------------------------------

     Nonemployee directors of the Company currently receive a $12,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In addition, such nonemployee directors are reimbursed for out-of-pocket expenses. In addition, Mr. DeConcini and Dr. Klor de Alva were retained by the Company as consultants and received consulting fees of $11,000 and $5,600, respectively, in 1995.

Apollo Group, Inc. Director Stock Plan --------------------------------------

     In August 1994, the Board of Directors of the Company adopted the Apollo Group, Inc. Director Stock Plan (the "Director Plan") to attract and retain independent directors for the Company. The Director Plan is administered by a committee appointed by the Board. The aggregate number of shares of Class A Common Stock subject to the Director Plan may not exceed 200,000, subject to adjustment. Options granted under the Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant.
The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. On December 6, 1994, an option to purchase 20,000 shares of the Company's Class A Common Stock at an exercise price of $5.50 per share was granted to each Nonemployee Director (as defined in the Director Plan). In addition, on September 1 of each year, Nonemployee Directors receive an annual grant of options to purchase 6,000 shares, adjusted by stock splits, of the Company's Class A Common Stock. The following table sets forth the options granted to the Nonemployee Directors pursuant to the Director Plan.


EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President together with the Company's four other most highly compensated executive officers for the fiscal years ended August 31, 1995 and 1994:

                                                 -- SUMMARY COMPENSATION TABLE --
                                                                           Long-Term
                                               Annual                     Compensation
                                            Compensation                     Awards
                                  ---------------------------------   ---------------------
                                                          Other      Restric-   Securities              All Other
                                                          Annual    ted Stock   Underlying     LTIP      Compen-
Name and Principal                Salary<F1>  Bonus    Compensation   Awards      Options     Payouts     sation
Position                   Year      ($)       ($)         ($)         ($)          (#)         ($)        ($)
------------------------  ------  --------- ---------  ------------ ---------   -----------  --------  -----------
John G. Sperling
  Chairman of the Board
  and President            1995    $310,000  $186,000       --          --       50,000        --      $     --
                           1994     268,750   120,837       --          --       71,552<F2>    --       750,000<F3>
William H. Gibbs
  Senior Vice President
  and President of UOP     1995     180,000   108,000       --          --       30,000        --         2,361<F4>
                           1994     161,250   125,954       --          --       42,484<F2>    --         2,496<F4>
Jerry F. Noble
  Senior Vice President
  and President of IPD     1995     180,000   108,000       --          --       30,000        --         2,932<F4>
                           1994     161,250    60,469       --          --       49,192<F2>    --         2,932<F4>
John D. Murphy
  Senior Vice President-
  Institutional Affairs    1995     180,000   108,000       --          --       30,000        --         2,932<F4>
                           1994     161,250    60,469       --          --       55,900<F2>    --         2,932<F4>
Peter V. Sperling
  Vice President Adminis-
  tration, Secretary and
  Treasurer                1995     170,000   102,000       --          --       20,000        --        45,982<F4>
                           1994     148,840   121,381       --          --       53,664<F2>    --        45,982<F4>

<F1> Messrs. John Sperling, Gibbs, Noble, Murphy and Peter Sperling also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of their cash compensation.

<F2> These options were issued on June 2, 1994, have a current exercise price of $.935 per share and expire on June 1, 2004. Pursuant to SEC requirements, the Company recorded $1.9 million in compensation expense in 1994 related to these options, representing the difference between the current exercise price and an assumed initial public offering price of $6 per share multiplied by the 368,940 total shares granted to certain key employees.

<F3> In 1994, the Company accrued $750,000 in compensation expense pursuant to a deferred compensation agreement with Dr. Sperling that represents the present value of all benefits expected to be paid in the future by the Company pursuant to such plan. See "Executive Compensation--Employmen and Deferred Compensation Agreements."

<F4> Amounts shown consist of: (1) contributions made by the Company to the
     Company's Savings and Investment Plan (as described herein) paid in fiscal years 1995 and 1994, respectively as follows: $2,361 and $2,496 on behalf of Mr. Gibbs; and $2,932 and $2,932 on behalf of Messrs. Noble, Murphy and Peter Sperling and (2) premiums of $43,050 paid in 1995 and 1994 attributable to collateral split dollar life insurance premiums for Mr. Peter Sperling, $10 million face value, the beneficiaries of which are designated by Mr. Peter Sperling. Under this policy the Company is entitled to receive, upon the occurrence of certain events, any premiums the Company paid for the policy. Mr. Peter Sperling is entitled to the excess of the cash value over the amount of the premiums paid by the Company.

     The following table discloses options granted by the Company to the Chairman of the Board and President and the four other most highly compensated executive officers of the Company for the fiscal year ended August 31, 1995:

                                  -- OPTION GRANTS IN THE LAST FISCAL YEAR --
                           Option Grants in Fiscal Year 1995                Potential Realizable
                     ----------------------------------------------           Value at Assumed
                                  % of Total                                   Annual Rates of
                      Number of  Options/SARs                                    Stock Price
                     Securities   Granted to   Exercise                        Appreciation for
                     Underlying   Employees    or Base                            Option Term
                    Options/SARs  in Fiscal     Price    Expiration    ------------------------------
Name                Granted<F1>      Year     ($/Share)     Date          0%         5%        10%
------------------   ----------   ----------   --------  ----------    --------  ---------  ---------
John G. Sperling         50,000      14.6        $5.50    12/06/04      $21,875   $208,578   $495,017
William H. Gibbs         30,000       8.8         5.50    12/06/04       13,125    125,147    297,010
Jerry F. Noble           30,000       8.8         5.50    12/06/04       13,125    125,147    297,010
John D. Murphy           30,000       8.8         5.50    12/06/04       13,125    125,147    297,010
Peter V. Sperling        20,000       5.9         5.50    12/06/04        8,750     83,431    198,007

<F1> Options granted in 1995 are pursuant to the Apollo Group, Inc. Long-Term
     Incentive Plan and may be exercised at any time six months and one day after the date of grant. Such options are exercisable for a period not to exceed ten years from the date of grant.

     The following table discloses the number of shares received from the exercise of Company options, the value received therefrom and the number and value of in-the-money and out-of-the-money options held by the Company's Chairman of the Board and President and the four other most highly compensated officers of the Company for the fiscal year ended August 31, 1995:

                    -- AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1995 --
                           AND OPTION VALUES AT AUGUST 31, 1995
                                                                             Value of Unexercised
                     Shares                    Number of Unexercised        Money Options at Fiscal
                    Acquired      Value     Options at Fiscal Year-End             Year-End
                   on Exercise   Realized   ---------------------------   ---------------------------
Name                   (#)         ($)       Exercisable  Unexercisable    Exercisable  Unexercisable
-----------------  -----------   ---------  ------------  -------------   ------------  -------------
John G. Sperling        --          --         121,551          --         $2,089,139         --
William H. Gibbs        --          --          72,484          --          1,244,957         --
Jerry F. Noble          --          --          79,192          --          1,372,846         --
John D. Murphy          --          --          85,900          --          1,500,733         --
Peter V. Sperling       --          --          73,664          --          1,313,104         --

Employment and Deferred Compensation Agreements ----------------------------

     In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. John G. Sperling, the Chairman of the Board and President of the Company. The term of the Employment Agreement is for a four-year term, and expires in December 31, 1997. Thereafter, it is automatically renewable for additional one-year periods. Effective September 1, 1994, under the Employment Agreement to Dr. Sperling receives an annual base salary of $310,000. This salary may be adjusted annually by the Compensation Committee of the Board of Directors. The Company may terminate the Employment Agreement only for cause and Dr. Sperling may terminate the Employment Agreement at any time upon 30 days written notice.

     The Deferred Compensation Agreement provides that upon his termination of employment with the Company and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by the Company during any one of the three calendar years preceding the calendar year in which Dr. Sperling's employment is terminated. In addition, upon Dr. Sperling's death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first such installment due on the first day of the month following the month of Dr. Sperling's death.

     The Company does not have employment agreements with any of its other executive officers.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of independent outside members of the Company's Board of Directors. The Committee reviews and approves each of the elements of the executive compensation program of the Company and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the Committee administers the key provisions of the executive compensation program and reviews with the Board of Directors in detail all aspects of compensation for the Company's executives. The Committee has furnished the following report on executive compensation:

Overview and Philosophy -----------------------------------------------------

     The Company's compensation program for executive officers is primarily comprised of base salary, annual bonus and long-term incentives in the form of stock option grants. Executives also participate in various other benefit plans, including medical and retirement plans, generally available to all employees of the Company.

     The Company's philosophy is to pay base salaries to executives that enable the Company to attract, motivate and retain highly qualified executives. The annual bonus program is designed to reward for performance based on financial results. Stock option grants are intended to result in no reward if the stock price does not appreciate, but may provide substantial rewards to executives as shareholders benefit from stock price appreciation.

Base Salary -----------------------------------------------------------------

     Each of the Company's executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries. The current base salaries were effective in September 1994 and will be effective through August 1996. In setting the current base salaries, the Committee reviewed and considered compensation information provided by an independent compensation consulting firm. The Company targets base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Committee also takes into account individual experience and performance and specific needs particular to the Company.

Annual Bonus Program --------------------------------------------------------

     In addition to a base salary, in fiscal year 1995 executives were eligible to receive a bonus of up to sixty percent (60%) of their respective base salaries, and in fiscal year 1996 are eligible to receive a bonus of up to seventy-five percent (75%) of their respective base salaries. All annual bonuses are tied to the Company's financial performance.

     At the beginning of each fiscal year, the Committee establishes an after-tax net income goal for the Company and operating profit goals for the Company's subsidiaries. The annual bonuses are calculated differently for
(i) executives who also serve as executive officers of either The University of Phoenix, Inc. ("UOP") or the Institute for Professional Development ("IPD") (collectively, the "Division Executives") and (ii) executives who do not serve as executive officers of either UOP or IPD (collectively, the "Company Executives").

     The annual bonuses for Division Executives are tied to both the after-tax net income goal for the Company and the operating profit goal for either
UOP or IPD, as applicable. If the applicable operating profit goal is achieved, the Division Executives earn fifty percent (50%) of their respective annual bonuses. The remaining fifty percent (50%) is earned only if the after-tax net income goal for the Company is achieved or exceeded. If the after-tax net income goal for the Company is achieved, the Division Executives are entitled to twenty-five percent (25%) of their respective annual bonuses.

     The remaining twenty-five percent (25%) of the annual bonuses can be earned by the Division Executives only if the after-tax net income goal for the Company is exceeded. In particular, the Division Executives are entitled to receive an additional one-and-one-quarter percent (1.25%) for each $100,000 by which the after-tax net income goal is exceeded.

     The annual bonuses for the Company Executives are tied solely to the after-tax net income goal for the Company. If the after-tax net income goal for the Company is achieved, the Company Executives earn fifty percent (50%) of their respective annual bonuses. If the after-tax net income goal is exceeded, the Company Executives earn a larger percentage of their annual bonus depending on the amount by which the after-tax net income goal is exceeded. The remaining fifty percent (50%) of the annual bonuses can be earned by the Company Executives only if the after-tax net income goal for the Company is exceeded. In particular, the Company Executives are entitled to receive an additional two-and-one-half percent (2.5%) for each $100,000 by which the after-tax net income goal is exceeded.

Options ---------------------------------------------------------------------

     The Company believes that it is important for executives to have an equity stake in the Company and, toward this end, makes option grants to key executives from time to time. In making option awards, the Committee reviews the level of awards granted to executives at other comparably-sized companies, the Company's financial performance during the past fiscal year, the awards granted to other executives within the Company and the individual officer's specific role at the Company.

     In fiscal year 1995, the Committee approved stock option grants to several executive officers. These options were granted at fair market value and expire 10 years after the grant date.

     In September 1995, the Committee approved a substantial number of stock option grants to the executive officers as part of the Company's 1995 Performance Incentive Grants. To accommodate the 1995 Performance Incentive Grants, the Company's Long-Term Incentive Plan has been amended to increase the number of shares subject to the Plan to 2.2 million shares. These options were granted at fair market value, begin to vest seven years after the grant date and expire 10 years after the grant date. The vesting of the options can be accelerated if certain profit and stock price goals are achieved. The 1995 Performance Incentive Grants are intended to be one-time grants under the Company's Long-Term Incentive Plan. Except for promotions or new hires, the Committee does not currently anticipate granting any additional stock options to the Company's executive officers for the next three years.

Other Benefits --------------------------------------------------------------

     Executive officers are eligible to participate in benefit programs designed for all full-time employees of the Company. These programs include medical, disability and life insurance and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, as amended (the "Code").

Chief Executive Officer Compensation ----------------------------------------

     Dr. John G. Sperling is the founder, President and Chairman of the Board of Directors of the Company. In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. Sperling. The Employment Agreement terminates on December 31, 1997, but is automotically renewable for additional one-year terms. The Deferred Compensation Agreement provides that upon Dr. Sperling's termination of employment with the Company and until his death, Dr. Sperling shall receive monthly payments equal to 1/12 of his highest annual base salary paid by the Company during any one of the three calendar years preceding the calendar year in which Dr. Sperling's employment is terminated. In addition, upon Dr. Sperling's death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling's death.

     During fiscal year 1995, Dr. Sperling received an annual base salary of $310,000. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was paid a bonus of $186,000 for 1995. Dr. Sperling also was granted options to purchase a total of 50,000 shares of the Company's Class A Common Stock during fiscal year 1995, and in September 1995 was granted an option to purchase an additional 61,000 shares of Class A Common Stock in connection with the 1995 Performance Incentive Grants. All options were granted at fair market value and expire ten years after the grant date. These options have exercise prices ranging from $5.50 per share to $25.42 per share with various vesting periods.

     Under Dr. Sperling's leadership, the Company's net revenues increased 31%, from $124.7 million in 1994 to $163.4 million in 1995. In addition, earnings per share increased from $.32 in 1994 to $.62 in 1995. Shareholder value also has increased over this same period. For example, the initial public offering price for the Company's Class A Common Stock was $5.50 per share. The closing price for the Company's Class A Common Stock on August 31, 1995, as reported on the Nasdaq National Market, was $20.00 per share.

     All share numbers and prices contained in this report have been adjusted for the 4-for-3 stock split approved by the Company's Board of Directors on March 24, 1995, and the 3-for-2 stock split approved by the Company's Board of Directors on August 25, 1995.

                         -- COMPENSATION COMMITTEE --

                                Thomas C. Weir
                         J. Jorge Klor de Alva, Ph.D.


STOCK PERFORMANCE GRAPH

     The line graph below compares the cumulative total shareholder return on the Company's Class A Common Stock with the cumulative total return for the
Standard & Poor's 400 Index and an index of Company-selected peer group companies for the period from December 6, 1994 (the effective date of the
Company's initial public offering) through August 31, 1995.  The graph assumes that the value of the investment in the Company's Class A Common
Stock and each index was $100 at December 6, 1994, and that all dividends paid by those companies included in the indexes were reinvested.
                                          Dec. 6   Feb. 28   May 31   Aug. 31
                                           1994      1995      1995      1995
                                         --------  --------  --------  --------
Apollo Group, Inc. Class A
  Common Stock                           $100.00   $175.80   $314.40   $336.80
S&P 400                                   100.00    107.10    117.70    123.40
Education Peer Group                      100.00    109.10    117.60    128.90

     The education peer group is composed of the publicly-traded common stock of 18 education-related companies that include Berlitz International, Inc., California Culinary Academy, Inc., Canterbury Corporate Services Inc.,
Children's Discovery Centers of America, Inc., DeVry Inc., Education
Alternatives, Inc., Flightsafety International, Industrial Training Corp.,
ITT Educational Services, Inc., KinderCare Learning Centers, Inc., National
Education Corporation, Nobel Education Dynamics, Inc., Quantum Learning
Systems, Inc., Sandy Corp., Sylvan Learning Systems, Inc., TRO Learning,
Inc., Wave Technologies International, Inc. and Whitman Medical Corp.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for the Company's executive officers. The Compensation Committee currently consists of Thomas C. Weir and J. Jorge Klor de Alva.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of September 30,
1995.  Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.
                                               Class A                         Class B
                                               Shares                         Shares of
                                              of Common                        Common
Name and Address of Beneficial Owner<F1>        Stock          % Owned         Stock         % Owned
---------------------------------------   ----------------    ---------      -----------    ----------
John G. Sperling                          6,198,575<F2><F3>      27.9%       243,081<F11>      42.2%
Peter V. Sperling                         6,492,081<F2><F4>      29.2        232,068<F12>      40.3
William H. Gibbs                            722,857<F5>           3.3         27,950<F13>       4.9
Jerry F. Noble                              705,189<F6>           3.2         27,950            4.9
John D. Murphy                              732,147<F7>           3.3         27,950            4.9
Dino J. DeConcini                            18,700<F8>            .1             --             --
J. Jorge Klor de Alva                        20,000<F9>            .1             --             --
Thomas C. Weir                               20,000<F9>            .1             --             --
Total for All Directors and Executive
 Officers as a Group (10 persons)        14,523,174<F10>         65.3%       575,769          100.0%

<F1> The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

<F2> Includes 828,438 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

<F3> Includes 121,551 shares that Mr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F4> Includes 73,664 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F5> Includes 72,484 shares that Mr. Gibbs has the right to acquire within 60 days of the date of the table set forth above.

<F6> Includes 79,192 shares that Mr. Noble has the right to acquire within 60 days of the date of the table set forth above.

<F7> Includes 85,900 shares that Mr. Murphy has the right to acquire within
     60 days of the date of the table set forth above.

<F8> Includes 18,500 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

<F9> These are shares that Mr. Klor de Alva and Mr. Weir have the right to acquire within 60 days of the date of the table set forth above.

<F10>Includes 627,438 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth.

<F11>Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F12>Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

<F13>Includes 27,949 shares held by the William H. Gibbs Revocable Trust dated March 8, 1995.


Item 13 -- Certain Relationships and Related Transactions

     The Company believes that all transactions it has entered into with affiliates were at arm's length and on terms as favorable as could have been obtained from unaffiliated parties.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                                Sequentially
                                                                  Numbered
                                                               Page or Method
                                                                  of Filing
                                                              ----------------

A.  Financial Statements

    (1) Report of Price Waterhouse LLP                            Page 43

    (2) Consolidated Financial Statements

        (a)  Statement of Operations for the Years
             Ended August 31, 1995, 1994 and 1993                 Page 44

        (b)  Balance Sheet as of August 31, 1995
             and 1994                                             Page 45

        (c)  Statement of Changes in Shareholders'
             Equity for the Years Ended August 31,
             1995, 1994 and 1993                                  Page 46

        (d)  Statement of Cash Flows for the Years
             Ended August 31, 1995, 1994 and 1993                 Page 47

        (e)  Notes to Consolidated Financial Statements           Page 48


B.  Financial Statement Schedule:

    (1) Exhibit 27, Financial Data Schedule                       Page 106


C.  Exhibits

                                                             Sequentially
                                                             Numbered Page
       Exhibit                                                or Method
       Number           Description of Exhibit                of Filing
       -------      -----------------------------     -----------------------
          3.1       Articles of Incorporation         Incorporated by
                    of the Registrant                 reference to Exhibit
                                                      3.1 of Form S-1
                                                      Registration Statement
                                                      No. 33-83804 ("Form S-1
                                                      No. 33-83804")

          3.2       Bylaws of the Registrant          Incorporated by
                                                      reference to Exhibit
                                                      3.2 of Form S-1
                                                      No. 33-83804

                                                             Sequentially
                                                             Numbered Page
       Exhibit                                                or Method
       Number           Description of Exhibit                of Filing
       -------      -----------------------------     -----------------------
          4         Articles of Incorporation         Incorporated by
                    of the Registrant filed as        reference to Exhibit 4
                    Exhibit 3.1                       of Form S-1
                                                      No. 33-83804

         10.1       Business Loan Agreement           Incorporated by
                    between Apollo Group, Inc.        reference to Exhibit
                    and First Interstate Bank         10.1 of Form S-1
                                                      No. 33-83804

         10.2       Apollo Group, Inc. Director       Page 81
                    Stock Plan

         10.3       Apollo Group, Inc. Long-Term      Incorporated by
                    Incentive Plan                    reference to Exhibit
                                                      10.3 of Form S-1
                                                      No. 33-83804

         10.4       Apollo Group, Inc. Savings        Incorporated by
                    and Investment Plan               reference to Exhibit
                                                      10.4 of Form S-1
                                                      No. 33-83804

         10.5       Apollo Group, Inc. 1994           Incorporated by
                    Employee Stock Purchase Plan      reference to Exhibit
                                                      10.5 of Form S-1
                                                      No. 33-83804

         10.6       Employment Agreement between      Incorporated by
                    Apollo Group, Inc. and            reference to Exhibit
                    John G. Sperling                  10.6 of Form S-1
                                                      No. 33-83804

         10.7       Deferred Compensation Agreement   Incorporated by
                    between John G. Sperling          reference to Exhibit
                    and Apollo Group, Inc.            10.7 of Form S-1
                                                      No. 33-83804

         10.8       Deferred Compensation Agreement   Incorporated by
                    between Apollo Group, Inc. and    reference to Exhibit
                    Carole A. Crawford                10.8 of Form S-1
                                                      No. 33-83804

         10.9       Lease Agreement between Apollo    Incorporated by
                    Group Inc. and Kaiser Center      reference to Exhibit
                    Partners                          10.9 of Form S-1
                                                      No. 33-83804

         10.10      Shareholder Agreement Dated       Incorporated by
                    September 7, 1994                 reference to Exhibit
                                                      10.10 of Form S-1
                                                      No. 33-83804

                                                             Sequentially
                                                             Numbered Page
       Exhibit                                                or Method
       Number           Description of Exhibit                of Filing
       -------      -----------------------------     -----------------------
         10.11      Agreement of Purchase and Sale    Page 89
                    of Assets of Western International
                    University Dated June 30, 1995
                    (without schedules and exhibits)

         21         List of Subsidiaries              Incorporated by
                                                      reference to Exhibit
                                                      21 of Form S-1
                                                      No. 33-83804

         23.1       Consent of Independent            Page 105
                    Accountants

         24         Power of Attorney                 See Signature Page

         27         Financial Data Schedule           Page 106

         99.1       Form of Agreement of Institute    Incorporated by
                    for Professional Development      reference to Exhibit
                                                      99.1 of Form S-1
                                                      No. 33-83804

D.   Reports on Form 8-K

     During the last quarter of the 1995 fiscal year, the Company filed no reports on Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on October 26, 1995.

                                   APOLLO GROUP, INC.
                                   An Arizona Corporation


                                   By:      /s/ John G. Sperling
                                      --------------------------------
                                               John G. Sperling
                                          President, Chief Executive
                                             Officer and Director


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. Sperling and James W. Hoggatt, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title                          Date
-----------------------------------------------------------------------------

  /s/ John G. Sperling       Chairman of the Board          October 26, 1995
-------------------------    of Directors and President
    John G. Sperling         (Principal Executive Officer)


  /s/ William H. Gibbs       Senior Vice President and      October 26, 1995
-------------------------    Director
    William H. Gibbs


   /s/ Jerry F. Noble        Senior Vice President and      October 26, 1995
-------------------------    Director
     Jerry F. Noble

Signature                    Title                          Date
-----------------------------------------------------------------------------

  /s/ John D. Murphy         Senior Vice President of       October 26, 1995
-------------------------    Institutional Affairs and
     John D. Murphy          Director


/s/ Peter V. Sperling        Vice President of              October 26, 1995
-------------------------    Administration, Secretary,
   Peter V. Sperling         Treasurer and Director


  /s/ James W. Hoggatt       Vice President of Finance      October 26, 1995
-------------------------    and Chief Financial Officer
    James W. Hoggatt         (Principal Financial and
                             Accounting Officer)


 /s/ Dino J. DeConcini       Director                       October 26, 1995
-------------------------
    Dino J. DeConcini


/s/ J. Jorge Klor de Alva    Director                       October 26, 1995
-------------------------
  J. Jorge Klor de Alva


   /s/ Thomas C. Weir        Director                       October 26, 1995
-------------------------
      Thomas C. Weir