Form 10-Q
period 1995-11-30
APOLLO GROUP INC
filed 1995-12-21
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  November 30, 1995

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

[X] Yes     [ ] No



              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF December 15, 1995

           Class A Common Stock, no par         21,527,299 Shares
           Class B Common Stock, no par            575,769 Shares

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 1
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 7



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .11
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .11
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .11



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                            Three Months Ended
                                                               November 30,
                                                            ------------------
                                                               1995      1994
                                                             --------  --------
                                                              (Unaudited)
Net revenues                                                  $ 49,727 $ 36,465
                                                              -------- --------
Costs and expenses:
Instruction costs and services                                  29,959   23,418
Selling and promotional                                          6,328    4,987
General and administrative                                       5,595    3,855
                                                              -------- --------
Total costs and expenses                                        41,882   32,260
                                                              -------- --------
Income before income taxes                                       7,845    4,205
Less provision for income taxes                                  3,256    1,661
                                                              -------- --------
Net income                                                    $  4,589 $  2,544
                                                              ======== ========
Income per common and common equivalent share                 $    .20 $    .17
                                                              ======== ========
Weighted average common and common
   equivalent shares outstanding                                22,504   15,281

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                                              November 30,  August 31,
                                                                                 1995         1995
                                                                              ------------  ----------
                                                                                     (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                       $ 52,609     $ 50,726
Restricted cash                                                                   10,797       11,875
Receivables, net                                                                  17,386       15,883
Inventory                                                                          2,813        2,723
Deferred tax asset, net                                                            3,088        2,352
Prepaids and other current assets                                                    851          485
                                                                                --------     --------
Total current assets                                                              87,544       84,044
Property and equipment, net                                                       14,843       13,390
Educational program production costs, net                                          1,945        1,963
Other assets                                                                       4,144        2,735
                                                                                --------     --------
Total assets                                                                    $108,476     $102,132
                                                                                ========     ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                        $    118     $    118
Accounts payable                                                                   3,569        6,261
Other accrued liabilities                                                         10,424        9,962
Income taxes payable                                                               3,617           96
Student deposits and deferred tuition                                             28,409       28,628
                                                                                --------     --------
Total current liabilities                                                         46,137       45,065
                                                                                --------     --------
Long-term liabilities, less current portion                                        1,723        1,201
                                                                                --------     --------
Deferred tax liability, net                                                          303          514
                                                                                --------     --------
Commitments and contingencies                                                         --           --
                                                                                --------     --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued               __           __
Class A nonvoting common stock, no par value, 65,000,000 shares authorized,
  21,527,000 and 21,492,000 issued and outstanding at November 30, 1995 and
  August 31, 1995, respectively                                                       28           18
Class B voting common stock, no par value, 3,000,000 shares authorized;
  576,000 issued and outstanding                                                       1            1
Additional paid-in capital                                                        37,740       37,378
Retained earnings                                                                 22,544       17,955
                                                                                --------     --------
Total shareholders' equity                                                        60,313       55,352
                                                                                --------     --------
Total liabilities and shareholders' equity                                      $108,476     $102,132
                                                                                ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                           Three Months Ended
                                                              November 30,
                                                        -----------------------
                                                           1995           1994
                                                        ---------      ---------
                                                            (Unaudited)
Net cash received from (used for)
operating activities:
Cash received from customers                              $ 46,155    $ 34,578
Cash paid to employees and suppliers                       (41,522)    (32,239)
Interest received                                              692         132
Interest paid                                                  (20)        (16)
Net income taxes paid                                         (546)       (689)
                                                          ---------   ---------
Net cash received from operating activities                  4,759       1,766
                                                          ---------   ---------
Net cash used for investing activities:
Purchase of property and equipment                          (2,357)     (2,052)
Additions to educational program production costs             (307)       (261)
Cash paid at acquisition of Western,
  net of cash acquired                                        (584)
                                                          ---------   ---------
Net cash used for investing activities                      (3,248)     (2,313)
                                                          ---------   ---------
Net cash received from (used for)
financing activities:
Principal payments on long-term debt                                       (10)
Issuance of stock                                              240
Tax benefits related to exercise of options                    132
                                                          ---------   ---------
Net cash received from (used for)
financing activities                                           372         (10)
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents         1,883        (557)
Cash and cash equivalents, beginning of period              50,726       4,722
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $ 52,609    $  4,165
                                                          =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1995 and 1994 refer to the periods ended November 30, 1995 and 1994, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The 1995 and 1994 interim financial information was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three months ended November 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. Effective September 1, 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by NCA. The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash, including amounts advanced to Western prior to the closing, and assumed an additional $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and the $503,000 of long-term debt. WIU assumed the Title IV liabilities of Western in the estimated amount of $210,000. This amount and the goodwill recorded related to the acquisition is subject to change based on the DOE's audit of Western's Title IV programs to commence in January 1996. The excess of costs over the fair value of the assets acquired was $1.6 million and will be amortized on a straight-line basis over fifteen years.

     WIU has received approval to operate under new ownership by the Arizona State Board for Post-Secondary Educatiion and has received approval from NCA for the transfer of accreditation to WIU. WIU has applied with the DOE to resume participation in Title IV programs. Prior to obtaining approval from the DOE, WIU will not be able to disburse funds awarded by Western or process new Title IV financial aid.

     The acquisition was accounted for under the purchase method and, accordingly, the results of operations related to this new subsidiary are included with those of the Company for periods subsequent to the date of acquisition. Results of operations for periods prior to the acquisition were immaterial. Western had consolidated net revenues of $4.3 million and pretax income of $216,000 for the year ended August 31, 1995.

                       Review by Independent Accountants


     The financial information as of November 30, 1995, and for the three month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 1995, and the related consolidated statement of operations for the three month period ended November 30, 1995 and the consolidated statement of cash flows for the three month period ended November 30, 1995. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1995, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated October 12, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
December 20, 1995

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements for the three month period ended November 30, 1995 included in Item 1.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                                           Three Months Ended
                                                                  November 30,
                                                            -------------------
                                                                1995      1994
                                                             -------    -------
                                                               (Unaudited)
Net revenues                                                    100.0%   100.0%
                                                               -------  -------
Costs and expenses:
Instruction costs and services                                   60.2     64.2
Selling and promotional                                          12.7     13.7
General and administrative                                       11.3     10.6
                                                               -------  -------
Total costs and expenses                                         84.2     88.5
                                                               -------  -------
Income before income taxes                                       15.8     11.5
Less provision for income taxes                                   6.5      4.6
                                                               -------  -------
Net income                                                        9.3%     6.9%
                                                               =======  =======

THREE MONTHS ENDED NOVEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1994

     Net revenues increased by 36.4% to $49.7 million in the three months ended November 30, 1995 from $36.5 million in the three months ended November 30, 1994 due primarily to a 24.6% increase in average student enrollments from 1994 to 1995, tuition price increases averaging five to six percent, a higher concentration of enrollments at locations that charge a higher rate per credit hour and the acquisition of WIU. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1994 to 1995. Average student enrollments increased to 39,617 in 1995 from 31,800 in 1994. Ending student enrollments at November 30, 1995 and 1994 were 40,158 and 31,802, respectively. WIU had average student enrollments of 1,005 and revenues of $1.1 million in 1995. Interest income, which is included in net revenues, increased to $745,000 in 1995 from $141,000 in 1994 due primarily to increased cash generated from the Company's initial public offering of its Class A Common Stock and from cash generated from operations.

     Instruction costs and services increased by 27.9% to $30.0 million in the three months ended November 30, 1995 from $23.4 million in the three months ended November 30, 1994 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consisted primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 60.2% in 1995 from 64.2% in 1994 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 26.9% to $6.3 million in 1995 from $5.0 million in 1994 due primarily to increased marketing and advertising at UOP, WIU and IPD campuses and learning centers. These expenses as a percentage of net revenues decreased to 12.7% in 1995 from 13.7% in 1994 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 45.1% to $5.6 million in three months ended November 30, 1995 from $3.9 million in the three months ended November 30, 1994 due primarily to increased costs required to support the increased number of UOP, WIU and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues increased to 11.3% in 1995 from 10.6% in 1994 due primarily to the overall growth of the Company in fiscal 1995. These expenses as a percentage of net revenue were 11.3% for the fiscal year ended August 31, 1995.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $680,000 in 1995 and $300,000 in 1994. Interest expense, which is allocated among all categories of costs and expenses, was less than $20,000 in 1995 and 1994.

     The Company's effective tax rate increased to 41.5% in 1995 from 39.5% in 1994. The increase is due primarily to an increase in the federal tax rate from 34% to 35% as a result of the improved earnings and to the relative impact of expenses that are nondeductible for tax purposes.

     Net income increased by 80.4% to $4.6 million in 1995 from $2.5 million in 1994 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of fixed instructional costs and selling and promotional expenses in existing markets.

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

     The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than any other month in the year. The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $41.4 million at November 30, 1995 from $39.0 million at August 31, 1995 due primarily to the $4.8 million in cash generated from operations during the three months ended November 30, 1995, offset in part by capital expenditures and the acquisition of Western. In conjunction with the acquisition, WIU paid Western $237,000 in cash and assumed $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and $503,000 of long-term debt. At November 30, 1995, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit is renewable annually and is payable upon its termination in February 1996. The Company expects to renew this line of credit.

     Net cash flow received from operating activities increased by $3.0 million from 1994 to 1995 due primarily to a $2.0 million increase in net income. Capital expenditures, including additions to educational program production costs, increased to $11.5 million for fiscal 1995 from $6.1 million for fiscal 1994 primarily to support the increase in student enrollments and number of locations. Total purchases of property and equipment for the year ended August 31, 1996 are expected to total approximately $12.0 million. Additions to educational program production costs are not expected to exceed $2.0 million for the year ended August 31, 1996. Startup costs are expected to increase from $1.1 million in fiscal 1995 to approximately $3.5 million for fiscal 1996 due to planned expansion into new geographic markets.

     The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, was renewed in December 1995 for another five year term. In December 1995, the Company acquired land for a purchase price of $2.9 million which it may use in the future for the possible relocation of its corporate headquarters. The Company does not currently have any material commitments for any capital expenditures in 1996. The Company currently leases all of its educational and administrative facilities.

     The Company's net receivables as a percent of net revenues decreased to 9.7% in fiscal 1995 from 11.4% in fiscal 1994 and bad debt expense as a percent of net revenues decreased to 1.1% in fiscal 1995 from 1.5% in fiscal 1994. These decreases are due primarily to an increased focus on accounts receivable collections in 1995.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of November 30, 1995, the Company had approximately $10.8 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not significantly affected the Company's ability to fund daily operations.

     The Regulations require all higher education institutions to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1 to 1, which is calculated at the end of the institution's fiscal year. If an institution, including UOP or WIU, fails to meet the acid test ratio, it may be deemed not financially responsible by the DOE, which could result in a loss of its eligibility to participate in Title IV Programs. UOP's acid test ratio was 1.31 to 1 at August 31, 1995 and 1.16 to 1 at August 31, 1994. WIU's acid test ratio was 2.73 to 1 on September 1, 1995. These requirements apply to the separate financial statements of UOP, WIU and to each of the respective IPD client institutions, but not the Company's consolidated financial statements.



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


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     On September 22, 1995, the holders of the Company's Class B Common Stock approved amendments to the Company's Long-Term Incentive Plan (the "LTIP") and Director Stock Plan (the "Director Plan"). More specifically, the Class B shareholders unanimously approved an amendment to the LTIP pursuant to which the total number of shares of Class A Common Stock subject to the LTIP was increased from 1,200,000, as adjusted for stock splits, to a total of 2,200,000. In addition, the Class B shareholders unanimously approved an amendment to the Director Plan to clarify that Non-Employee Directors (as defined in the Director Plan) of the Company could also serve as directors of the Company's subsidiaries without disqualification from participation in the Director Plan. Further, the Class B shareholders unanimously approved an amendment clarifying that the number of shares to be granted to Non-Employee Directors pursuant to the Director Plan is subject to adjustment as a result of any stock splits, stock dividends, recapitalizations and other changes to the Company's capital structure.


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: December 20, 1995          By:       /s/  James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information. . . . . . . . . . . 14

27    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . 15

13