Form 10-Q
period 1996-02-29
APOLLO GROUP INC
filed 1996-03-22
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  February 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number:  0-25232


                              APOLLO GROUP, INC.
                              ------------------
            (Exact name of registrant as specified in its charter)

                ARIZONA                             86-0419443
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)


               4615 EAST ELWOOD STREET, PHOENIX, ARIZONA  85040
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

[X] Yes     [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                             AS OF MARCH 18, 1996

           Class A Common Stock, no par         32,620,188 Shares
           Class B Common Stock, no par            575,769 Shares

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .10



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



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended   Six Months Ended
                                       February 29 & 28,   February 29 & 28,
                                      ------------------  ------------------
                                        1996      1995      1996      1995
                                      --------  --------  --------  --------
                                         (Unaudited)          (Unaudited)
Net revenues                          $ 46,358  $ 36,029  $ 96,085  $ 72,494
                                      --------  --------  --------  --------
Costs and expenses:
Instruction costs and services          29,294    24,224    59,253    47,642
Selling and promotional                  6,640     5,105    12,968    10,092
General and administrative               5,705     4,954    11,300     8,809
                                      --------  --------  --------  --------
Total costs and expenses                41,639    34,283    83,521    66,543
                                      --------  --------  --------  --------
Income before income taxes               4,719     1,746    12,564     5,951
Less provision for income taxes          1,833       896     5,089     2,557
                                      --------  --------  --------  --------
Net income                            $  2,886  $    850  $  7,475  $  3,394
                                      ========  ========  ========  ========
Net income per share                  $    .08  $    .03  $    .22  $    .12
                                      ========  ========  ========  ========
Weighted average shares outstanding     34,047    32,642    33,901    27,782

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                                                February 29,     August 31,
                                                                                    1996            1995
                                                                                ------------     ----------
                                                                                (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 52,783        $ 50,726
Restricted cash                                                                    11,789          11,875
Receivables, net                                                                   18,714          15,883
Inventory                                                                           2,949           2,723
Deferred tax asset, net                                                             3,199           2,352
Prepaids and other current assets                                                     631             485
                                                                                 --------        --------
Total current assets                                                               90,065          84,044
Property and equipment, net                                                        15,921          13,390
Educational program production costs, net                                           1,889           1,963
Other assets                                                                        6,843           2,735
                                                                                 --------        --------
Total assets                                                                     $114,718        $102,132
                                                                                 ========        ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    162        $    118
Accounts payable                                                                    3,614           6,261
Other accrued liabilities                                                          11,064           9,962
Income taxes payable                                                                  910              96
Student deposits and deferred tuition                                              33,173          28,628
                                                                                 --------        --------
Total current liabilities                                                          48,923          45,065
                                                                                 --------        --------
Long-term liabilities, less current portion                                         1,693           1,201
                                                                                 --------        --------
Deferred tax liability, net                                                           326             514
                                                                                 --------        --------
Commitments and contingencies                                                          --              --
                                                                                 --------        --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --              --
Class A nonvoting common stock, no par value, 65,000,000 shares authorized;
  32,620,000 and 32,526,000 issued and outstanding at February 29, 1996 and
  August 31, 1995, respectively                                                        43              18
Class B voting common stock, no par value, 3,000,000 shares authorized;
  576,000 issued and outstanding                                                        1               1
Additional paid-in capital                                                         38,302          37,378
Retained earnings                                                                  25,430          17,955
                                                                                 --------        --------
Total shareholders' equity                                                         63,776          55,352
                                                                                 --------        --------
Total liabilities and shareholders' equity                                       $114,718        $102,132
                                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                          Six Months Ended
                                                          February 29 & 28,
                                                       ----------------------
                                                         1996          1995
                                                       ---------    ---------
                                                            (Unaudited)
Net cash received from (used for) operating activities:
Cash received from customers                            $ 94,211    $ 70,112
Cash paid to employees and suppliers                     (80,443)    (60,817)
Interest received                                          1,570         520
Interest paid                                                (39)        (43)
Net income taxes paid                                     (5,290)     (5,074)
                                                        ---------   ---------
Net cash received from operating activities               10,009       4,698
                                                        ---------   ---------
Net cash used for investing activities:
Purchase of property and equipment                        (4,817)     (4,201)
Purchase of non-operating assets                          (2,880)
Additions to educational program production costs           (618)       (479)
Cash paid at acquisition of Western,
  net of cash acquired                                      (585)
                                                        ---------   ---------
Net cash used for investing activities                    (8,900)     (4,680)
                                                        ---------   ---------
Net cash received from (used for)
financing activities:
Principal payments on long-term debt                                    (169)
Issuance of stock                                            587      34,858
Tax benefits related to exercise of options                  361
                                                        ---------   ---------
Net cash received from financing activities                  948      34,689
                                                        ---------   ---------
Net increase in cash and cash equivalents                  2,057      34,707
Cash and cash equivalents, beginning of period            50,726       4,722
                                                        ---------   ---------
Cash and cash equivalents, end of period                $ 52,783    $ 39,429
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1996 and 1995 refer to the periods ended February 29, 1996 and February 28, 1995, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The 1996 and 1995 interim financial information was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month and six-month periods ended February 29, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. Effective September 1, 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by the North Central Association of Colleges and Schools ("NCA"). The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash, including amounts advanced to Western prior to the closing, and assumed an additional $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and $503,000 of long-term debt. The excess of costs over the fair value of the assets acquired was $1.6 million and is being amortized on a straight-line basis over fifteen years.

     In connection with the acquisition, WIU assumed the Title IV liabilities of Western, originally estimated to be $210,000. This amount and the goodwill recorded related to the acquisition is subject to change based on the results of the U.S. Department of Education's (the "DOE") audit of Western's Title IV programs that commenced in January 1996. Based on the results of the audit of Western to date, the Company expects that the Title IV liability will be higher than the original estimate. The increase in the liability will be recorded as an adjustment to goodwill, which is being amortized over a fifteen-year period. The Company expects to receive the final results of the DOE's audit within the next few months.

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

     On February 29, 1996, WIU received approval from the DOE to resume participation in Title IV programs. WIU has received approval to operate under new ownership by the Arizona State Board for Post-Secondary Education and has also received approval from NCA for the transfer of accreditation to WIU.

5. In March 1996, the Company renewed its $4.0 million line of credit, which bears interest at prime. There are no amounts borrowed under this line of credit at February 29, 1996. Any amounts borrowed under the line of credit are payable upon its termination in December 1997.

6. On February 2, 1996, the Company authorized a 3-for-2 stock split of its Common Stock effected in the form of a stock dividend that was distributed on February 29, 1996 to shareholders of record at the close of business on February 16, 1996. The shareholders of the Company's Common Stock received a stock dividend at the rate of one-half share of Class A Common Stock for each share of Class A or Class B Common Stock owned. All Common Stock, Common Stock prices and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split and all previous stock splits.

7. On January 24, 1996, the Company completed a secondary public offering of 4,125,000 shares of Class A Common Stock, sold by certain management shareholders of the Company. On January 26, 1996, the underwriters exercised their option to purchase an additional 619,000 shares from the selling shareholders. The sale made pursuant to the underwriters' over-allotment option was completed on January 30, 1996. The Company did not receive any of the proceeds of the offering.

                       Review by Independent Accountants


    The financial information as of February 29, 1996, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule
10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 29, 1996, and the related consolidated statement of operations for the three-month and six-month periods ended February 29, 1996 and the consolidated statement of cash flows for the six-month period ended February 29, 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
March 21, 1996

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements for the three-month and six-month periods ended February 29, 1996 included in Item 1.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                      Three Months             Six Months
                                     Ended February          Ended February
                                         29 & 28,                29 & 28,
                                   ------------------       -----------------
                                    1996        1995         1996       1995
                                   ------      ------       ------     ------
                                      (Unaudited)              (Unaudited)
Net revenues                       100.0%      100.0%       100.0%     100.0%
                                   ------      ------       ------     ------
Costs and expenses:
Instruction costs and services      63.2        67.2         61.6       65.7
Selling and promotional             14.3        14.1         13.5       13.9
General and administrative          12.3        13.8         11.8       12.2
                                   ------      ------       ------     ------
Total costs and expenses            89.8        95.1         86.9       91.8
                                   ------      ------       ------     ------
Income before income taxes          10.2         4.9         13.1        8.2
Less provision for income taxes      4.0         2.5          5.3        3.5
                                   ------      ------       ------     ------
Net income                           6.2%        2.4%         7.8%       4.7%
                                   ======      ======       ======     ======

THREE MONTHS ENDED FEBRUARY 29, 1996 (SECOND QUARTER OF 1996) COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1995 (SECOND QUARTER OF 1995)

     Net revenues increased by 28.7% to $46.4 million in 1996 from $36.0 million in 1995 due primarily to a 23.9% increase in average student enrollments from 1995 to 1996, tuition price increases averaging four to five percent and the acquisition of WIU. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 41,432 in 1996 from 33,449 in 1995. Ending student enrollments at February 29, 1996 and February 28, 1995 were 44,953 and 36,401, respectively. WIU had average student enrollments of 899 and revenues of $1.1 million in 1996. Interest income, which is included in net revenues, increased to $737,000 in 1996 from $716,000 in 1995 due primarily to increased cash levels from 1995 to 1996, offset in part by reduced yield rates from 1995 to 1996.

     Instruction costs and services increased by 20.9% to $29.3 million in 1996 from $24.2 million in 1995 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consisted primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 63.2% in 1996 from 67.2% in 1995 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 30.1% to $6.6 million in 1996 from $5.1 million in 1995 due primarily to an increased focus on marketing the Company's distance education programs and increased costs related to new campuses and learning centers opened in the past two years. These expenses as a percentage of net revenues have remained relatively stable, increasing to 14.3% in 1996 from 14.1% in 1995.

     General and administrative expenses increased by 15.2% to $5.7 million in 1996 from $5.0 million in 1995 due primarily to increased costs required to support the increased number of campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues decreased to 12.3% in 1996 from 13.8% in 1995 due primarily to greater net revenues being spread over fixed costs related to various centralized functions.

     Costs related to the startup of new campuses and learning centers are expensed as incurred and totaled approximately $886,000 in 1996 and $243,000 in 1995. Interest expense, which is allocated among all categories of costs and expenses, was less than $30,000 in 1996 and 1995.

     The Company's effective tax rate decreased to 38.8% in 1996 from 51.3% in 1995. The decrease is due primarily to an increase in tax-exempt interest income and the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $2.9 million in 1996 from $850,000 in 1995 due primarily to increased enrollments, increased tuition rates and improved utilization of fixed instructional costs and general and administrative expenses.

SIX MONTHS ENDED FEBRUARY 29, 1996 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1995

     Net revenues increased by 32.5% to $96.1 million in 1996 from $72.5 million in 1995 due primarily to a 24.2% increase in average student enrollments from 1995 to 1996, tuition price increases averaging four to five percent and the acquisition of WIU. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 40,525 in 1996 from 32,625 in 1995. WIU had average enrollments of 952 and revenues of $2.2 million in 1996. Interest income, which is included in net revenues, increased to $1.5 million in 1996 from $857,000 in 1995 due primarily to increased cash levels that were generated from operations and the Company's initial public offering of its Class A Common Stock in the second quarter of fiscal 1995.

     Instruction costs and services increased by 24.4% to $59.3 million in 1996 from $47.6 million in 1995 due primarily to increased direct costs necessary to support the increase in average enrollments. These costs as a percent of net revenues decreased to 61.6% in 1996 from 65.7% in 1995 due to greater net revenues being spread over fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage these costs to the same extent.

     Selling and promotional expenses increased by 28.5% to $13.0 million in 1996 from $10.1 million in 1995 due primarily to an increased focus on marketing the Company's distance education programs and increased costs related to new campuses and learning centers opened in the past two years. These expenses as a percent of net revenues decreased to 13.5% in 1996 from 13.9% in 1995 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 28.3% to $11.3 million in 1996 from $8.8 million in 1995 due primarily to costs required to support the increased number of campuses and learning centers and increased administrative compensation. These expenses as a percent of net revenues decreased to 11.8% in 1996 from 12.2% in 1995 due to larger net revenues being spread over the fixed costs related to various centralized functions.

     Costs related to the startup of new campuses and learning centers totaled approximately $1.6 million in 1996 and $565,000 in 1995. Interest expense, which is allocated among all categories of costs and expenses, was less than $50,000 in 1996 and 1995.

     The Company's effective tax rate decreased to 40.5% in 1996 from 43.0% in 1995. The decrease is due primarily to an increase in tax-exempt interest income and the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $7.5 million in 1996 from $3.4 million in 1995 due primarily to increased enrollments, increased tuition rates and improved utilization of fixed instructional costs, selling and promotional costs and general and administrative expenses.

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

     The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than in any other month during the year. The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $41.1 million at February 29, 1996 from $39.0 million at August 31, 1995 due primarily to the $10.0 million in cash generated from operations during the six months ended February 29, 1996, offset in part by capital expenditures and the acquisition of Western. In conjunction with the acquisition, WIU paid Western $237,000 in cash and assumed $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and $503,000 of long-term debt. At February 29, 1996, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit was renewed in March 1996 with terms extending to December 1997.

     Net cash received from operating activities increased to $10.0 million for the six months ended February 29, 1996 from $4.7 million for the six months ended February 28, 1995 due primarily to a $4.1 million increase in net income. Capital expenditures, including additions to educational program production costs, increased to $8.3 million from $4.7 million for the six months ended February 29, 1996 and February 28, 1995, respectively, primarily as a result of the $2.9 million land purchase discussed below. Total purchases of property, equipment and land are expected to total approximately $12.0 million for the year ended August 31, 1996. Additions to educational program production costs are not expected to exceed $2.0 million for the year ended August 31, 1996. Startup costs are expected to increase from $1.1 million in fiscal 1995 to approximately $3.5 million for fiscal 1996 due to planned expansion into new geographic markets.

     The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, was renewed in December 1995 for another five-year term. In December 1995, the Company acquired land for a purchase price of $2.9 million which it may use in the future for the possible relocation of its corporate headquarters. The Company does not currently have any material commitments for any capital expenditures in 1996. The Company leases all of its educational and administrative facilities.

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


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On December 15, 1995, the holders of the Company's Class B Common Stock held their annual meeting and unanimously re-elected the Company's Board of Directors in its entirety. In addition, the acts and proceedings of the directors, officers, employees and agents of the Company that were performed and taken within the scope of their respective powers were ratified, approved and adopted by the Class B shareholders.


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended February 29, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: March 22, 1996             By:       /s/  James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information. . . . . . . . . . . 17

27    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . 18