Form 10-Q
period 1996-05-31
APOLLO GROUP INC
filed 1996-06-26
CIK 929887

UNITED STATES
                           SECURITIES AND EXCHANGE
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  May 31, 1996

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

[X] Yes     [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                              AS OF JUNE 21, 1996

           Class A Common Stock, no par         49,284,831 Shares
           Class B Common Stock, no par            575,769 Shares

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



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .15
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .15
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .15
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .15
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .15



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                            May 31,            May 31,
                                      ------------------  ------------------
                                        1996      1995       1996      1995
                                      --------  --------   --------  --------
                                         (Unaudited)          (Unaudited)
Net revenues                          $ 58,991  $ 45,502  $155,076  $117,996
                                      --------  --------  --------  --------
Costs and expenses:
Instruction costs and services          33,978    26,188    93,231    73,830
Selling and promotional                  7,431     5,518    20,399    15,610
General and administrative               4,641     4,856    15,941    13,665
                                      --------  --------  --------  --------
Total costs and expenses                46,050    36,562   129,571   103,105
                                      --------  --------  --------  --------
Income before income taxes              12,941     8,940    25,505    14,891
Less provision for income taxes          5,241     3,892    10,330     6,449
                                      --------  --------  --------  --------
Net income                            $  7,700  $  5,048  $ 15,175  $  8,442
                                      ========  ========  ========  ========
Net income per share                  $    .15  $    .10  $    .30  $    .19
                                      ========  ========  ========  ========
Weighted average shares outstanding     51,457    50,457    51,054    44,601

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                                  May 31,       August 31,
                                                                                   1996            1995
                                                                                ------------    ----------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 47,393        $ 50,726
Restricted cash                                                                    12,443          11,875
Short-term investments                                                             11,832
Receivables, net                                                                   19,872          15,883
Inventory                                                                           2,903           2,723
Deferred tax asset, net                                                             2,813           2,352
Prepaids and other current assets                                                     769             485
                                                                                 --------        --------
Total current assets                                                               98,025          84,044
Property and equipment, net                                                        16,642          13,390
Educational program production costs, net                                           1,785           1,963
Other assets                                                                        6,782           2,735
                                                                                 --------        --------
Total assets                                                                     $123,234        $102,132
                                                                                 ========        ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    175        $    118
Accounts payable                                                                    3,122           6,261
Other accrued liabilities                                                          10,089           9,962
Income taxes payable                                                                1,225              96
Student deposits and deferred tuition                                              34,271          28,628
                                                                                 --------        --------
Total current liabilities                                                          48,882          45,065
                                                                                 --------        --------
Long-term liabilities, less current portion                                         1,738           1,201
                                                                                 --------        --------
Deferred tax liability, net                                                           327             514
                                                                                 --------        --------
Commitments and contingencies                                                          --              --
                                                                                 --------        --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --              --
Class A nonvoting common stock, no par value, 65,000,000 shares authorized;
  49,285,000 and 49,077,000 issued and outstanding at May 31, 1996 and
  August 31, 1995, respectively                                                        65              18
Class B voting common stock, no par value, 3,000,000 shares authorized;
  576,000 issued and outstanding                                                        1               1
Additional paid-in capital                                                         39,091          37,378
Retained earnings                                                                  33,130          17,955
                                                                                 --------        --------
Total shareholders' equity                                                         72,287          55,352
                                                                                 --------        --------
Total liabilities and shareholders' equity                                       $123,234        $102,132
                                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                          Nine Months Ended
                                                               May 31,
                                                       ----------------------
                                                         1996          1995
                                                       ---------    ---------
                                                            (Unaudited)
Net cash received from (used for)
operating activities:
Cash received from customers                            $151,162    $114,010
Cash paid to employees and suppliers                    (125,707)    (96,708)
Interest received                                          2,145       1,410
Interest paid                                                (58)        (76)
Net income taxes paid                                     (9,714)     (5,633)
                                                        ---------   ---------
Net cash received from operating activities               17,828      13,003
                                                        ---------   ---------
Net cash used for investing activities:
Purchase of property and equipment                        (6,671)     (5,521)
Purchase of non-operating assets                          (2,911)
Additions to educational program production costs           (922)       (734)
Purchase of short-term investments                       (11,832)
Cash paid at acquisition of Western,
  net of cash acquired                                      (585)
                                                        ---------   ---------
Net cash used for investing activities                   (22,921)     (6,255)
                                                        ---------   ---------
Net cash received from (used for)
financing activities:
Principal payments on long-term debt                                    (181)
Issuance of stock                                            935      35,060
Tax benefits related to exercise of options                  825
                                                        ---------   ---------
Net cash received from financing activities                1,760      34,879
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents      (3,333)     41,627
Cash and cash equivalents, beginning of period            50,726       4,722
                                                        ---------   ---------
Cash and cash equivalents, end of period                $ 47,393    $ 46,349
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1996 and 1995 refer to the periods ended May 31, 1996 and 1995, respectively.

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

3. The results of operations for the three-month and nine-month periods ended May 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4.   Accounting policies.

     Short-term investments. During the quarter ended May 31, 1996 the Company began investing in securities with maturities in excess of 90 days. These investments consist primarily of U.S. treasury notes and municipal bonds and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity according to Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Since all short-term investment maturities are within one year, the carrying amount approximates fair value. All short-term investments are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.

     New accounting pronouncement. SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt SFAS No. 123 in fiscal 1997. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. As such, the election would not change the Company's current accounting treatment for stock-based compensation.

5. Effective September 1, 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by the North Central Association of Colleges and Schools ("NCA"). The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. In exchange, WIU paid Western $237,000 in cash, including amounts advanced to Western prior to the closing, and assumed an additional $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and $503,000 of long-term debt. The excess of costs over the fair value of the assets acquired was $1.6 million and is being amortized on a straight-line basis over fifteen years.

     In connection with the acquisition, WIU assumed the Title IV liabilities of Western, originally estimated to be $210,000. This amount and the goodwill recorded related to the acquisition is subject to change based on the results of the U.S. Department of Education's (the "DOE") audit of Western's Title IV programs that commenced in January 1996. Based on the results of the audit of Western to date, the Company expects that the Title IV liability will be higher than the original estimate. The increase in the liability will be recorded as an adjustment to goodwill, which is being amortized over a fifteen-year period. The Company has not yet received the final results of the DOE's audit.

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

     WIU has historically offered its programs and services in London, England through an agreement with a London-based institution of higher education. Effective in the fourth quarter of 1996, WIU will begin offering its programs and services in its own leased facilities and will discontinue the relationship with this third party institution. This change is not expected to have any adverse affect on the Company's results of operations.

6. In March 1996, the Company renewed its $4.0 million line of credit, which bears interest at prime. There are no amounts borrowed under this line of credit at May 31, 1996. Any amounts borrowed under the line of credit are payable upon its termination in December 1997.

7. On May 8, 1996, the Company authorized a 3-for-2 stock split of its Common Stock effected in the form of a stock dividend that was distributed on May 31, 1996 to shareholders of record at the close of business on May 21, 1996. The shareholders of the Company's Common Stock received a stock dividend at the rate of one-half share of Class A Common Stock for each share of Class A or Class B Common Stock owned. All Common Stock, Common Stock prices and earnings per share figures for periods prior to the stock split have been restated to reflect this and previous stock splits effected in the form of stock dividends.

                       Review by Independent Accountants


     The financial information as of May 31, 1996, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 1996, and the related consolidated statement of operations for the three-month and nine-month periods ended May 31, 1996 and the consolidated statement of cash flows for the nine-month period ended May 31, 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
June 25, 1996

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1995 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements for the three-month and nine-month periods ended May 31, 1996 included in Item 1.

RESULTS OF OPERATIONS
     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:

                                      Three Months             Nine Months
                                      Ended May 31,           Ended May 31,
                                   ------------------       -----------------
                                    1996        1995         1996       1995
                                   ------      ------       ------     ------
                                      (Unaudited)              (Unaudited)
Net revenues                       100.0%      100.0%       100.0%     100.0%
                                   ------      ------       ------     ------
Costs and expenses:
Instruction costs and services      57.6        57.6         60.1       62.6
Selling and promotional             12.6        12.1         13.2       13.2
General and administrative           7.9        10.7         10.2       11.6
                                   ------      ------       ------     ------
Total costs and expenses            78.1        80.4         83.5       87.4
                                   ------      ------       ------     ------
Income before income taxes          21.9        19.6         16.5       12.6
Less provision for income taxes      8.9         8.6          6.7        5.4
                                   ------      ------       ------     ------
Net income                          13.0%       11.0%         9.8%       7.2%
                                   ======      ======       ======     ======

THREE MONTHS ENDED MAY 31, 1996 (THIRD QUARTER OF 1996) COMPARED
WITH THREE MONTHS ENDED MAY 31, 1995 (THIRD QUARTER OF 1995)

     Net revenues increased by 29.6% to $59.0 million in 1996 from $45.5 million in 1995 due primarily to a 24.1% increase in average student enrollments from 1995 to 1996, tuition price increases averaging four to five percent and the acquisition of WIU. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 44,071 in 1996 from 35,518 in 1995. Ending student enrollments at May 31, 1996 and 1995 were 44,311 and 36,136, respectively. WIU had average student enrollments of 1,129 and revenues of $1.2 million in 1996. Interest income, which is included in net revenues, decreased to $754,000 in 1996 from $769,000 in 1995 due primarily to lower pretax yield rates, offset in part by higher cash and investment levels.

     Instruction costs and services increased by 29.7% to $34.0 million in 1996 from $26.2 million in 1995 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consisted primarily of faculty compensation, classroom lease expense and related staff salaries. These costs as a percentage of net revenues have remained at 57.6% in 1996 and 1995.

     Selling and promotional expenses increased by 34.7% to $7.4 million in 1996 from $5.5 million in 1995 due primarily to an increased focus on marketing the Company's distance education programs and increased costs related to new campuses and learning centers opened in the past two years. These expenses as a percentage of net revenues have remained relatively stable, increasing to 12.6% in 1996 from 12.1% in 1995.

     General and administrative expenses decreased by 4.4% to $4.6 million in 1996 from $4.9 million in 1995 due primarily to $237,000 in nonrecurring costs in the third quarter of 1995 related to land held for sale and other development projects. These expenses as a percentage of net revenues decreased to 7.9% in 1996 from 10.7% in 1995 due primarily to greater net revenues being spread over fixed costs related to various centralized functions.

     Costs related to the startup of new campuses and learning centers are expensed as incurred and totaled approximately $861,000 in 1996 and $201,000 in 1995. Interest expense, which is allocated among all categories of costs and expenses, was less than $35,000 in 1996 and 1995.

     The Company's effective tax rate decreased to 40.5% in 1996 from 43.5% in 1995. The decrease is due primarily to an increase in tax-exempt interest income and the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $7.7 million in 1996 from $5.0 milion in 1995 due primarily to increased enrollments, increased tuition rates and improved utilization of general and administrative expenses.

NINE MONTHS ENDED MAY 31, 1996 COMPARED WITH NINE MONTHS ENDED MAY 31, 1995

     Net revenues increased by 31.4% to $155.1 million in 1996 from $118.0 million in 1995 due primarily to a 24.2% increase in average student enrollments from 1995 to 1996, tuition price increases averaging four to five percent and the acquisition of WIU. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 41,707 in 1996 from 33,589 in 1995. WIU had average enrollments of 1,011 and revenues of $3.4 million in 1996. Interest income, which is included in net revenues, increased to $2.2 million in 1996 from $1.6 million in 1995 due primarily to increased cash levels that were generated from operations and the Company's initial public offering of its Class A Common Stock in the second quarter of fiscal 1995.

     Instruction costs and services increased by 26.3% to $93.2 million in 1996 from $73.8 million in 1995 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs as a percent of net revenues decreased to 60.1% in 1996 from 62.6% in 1995 due to greater net revenues being spread over fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage these costs to the same extent.

     Selling and promotional expenses increased by 30.7% to $20.4 million in 1996 from $15.6 million in 1995 due primarily to an increased focus on marketing the Company's distance education programs and increased costs related to new campuses and learning centers opened in the past two years. These expenses as a percent of net revenues have remained at 13.2% in 1996 and 1995.

     General and administrative expenses increased by 16.7% to $15.9 million in 1996 from $13.7 million in 1995 due primarily to costs required to support the increased number of campuses and learning centers and increased administrative compensation. These expenses as a percent of net revenues decreased to 10.2% in 1996 from 11.6% in 1995 due to larger net revenues being spread over the fixed costs related to various centralized functions.

     Costs related to the startup of new campuses and learning centers totaled approximately $2.4 million in 1996 and $755,000 in 1995. Interest expense, which is allocated among all categories of costs and expenses, was less than $80,000 in 1996 and 1995.

     The Company's effective tax rate decreased to 40.5% in 1996 from 43.3% in 1995. The decrease is due primarily to an increase in tax-exempt interest income and the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $15.2 million in 1996 from $8.4 million in 1995 due primarily to increased enrollments, increased tuition rates and improved utilization of fixed instructional costs and general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $49.1 million at May 31, 1996 from $39.0 million at August 31, 1995 due primarily to the $17.8 million in cash generated from operations during the nine months ended May 31, 1996, offset in part by capital expenditures and the acquisition of Western. In conjunction with the acquisition, WIU paid Western $237,000 in cash and assumed $1.8 million in liabilities. The liabilities consisted of $1.3 million of current liabilities, $393,000 of which was paid on the acquisition date, and $503,000 of long-term debt. At May 31, 1996, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit was renewed in March 1996 with terms extending to December 1997.

     Net cash received from operating activities increased to $17.8 million for the nine months ended May 31, 1996 from $13.0 million for the nine months ended May 31, 1995 due primarily to a $6.7 million increase in net income. During the quarter ended May 31, 1996, the Company invested $11.8 million of cash in short-term investments with maturities of less than one year.
Capital expenditures, including additions to educational program production costs, increased to $11.1 million from $6.3 million for the nine months ended May 31, 1996 and 1995, respectively, primarily as a result of the $2.9 million land purchase discussed below and additional capital expenditures required for the Company's expansion. Total purchases of property, equipment and land are expected to total approximately $12.0 million for the year ended August 31, 1996. Additions to educational program production costs are not expected to exceed $1.5 million for the year ended August 31, 1996. Startup costs are expected to increase from $1.1 million in fiscal 1995 to approximately $3.5 million for fiscal 1996 due to planned expansion into new geographic markets.

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


Item 4.  Submission of Matters to a Vote of Security Holders . . .Not Applicable


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1, Letter on Unaudited Interim Financial Information

     Exhibit 27, Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended
     May 31, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: June 25, 1996             By:         /s/  James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information. . . . . . . . . . . 18

27    Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . 19