Form 10-K
period 1996-08-31
APOLLO GROUP INC
filed 1996-10-25
CIK 929887

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM  10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended:  August 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No shares of the Company's Class B Common Stock, its voting stock, is held by non-affiliates. The holders of the Company's Class A Common stock are not entitled to any voting rights. The number of shares outstanding for each of the registrant's classes of common stock, as of October 10, 1996, is as follows:

              Class A Common Stock, no par               49,489,219 Shares
              Class B Common Stock, no par                  575,769 Shares

                          DOCUMENTS INCORPORATED BY REFERENCE
                                          NONE

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business                                                         3
Item 2.  Properties                                                      27
Item 3.  Legal Proceedings                                               28
Item 4.  Submission of Matters to a Vote of Security Holders             28



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             29
Item 6.  Selected Consolidated Financial Data                            30
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             32
Item 8.  Financial Statements and Supplementary Data                     40
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             62



PART III

Item 10. Directors and Executive Officers of the Registrant              63
Item 11. Executive Compensation                                          67
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           75
Item 13. Certain Relationships and Related Transactions                  76



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                             77



SIGNATURES                                                               80

PART I
Item 1 -- Business


OVERVIEW

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults based on the number of working adults enrolled in its programs. The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States. The Company currently offers its programs and services at 85 campuses and learning centers in 29 states, Puerto Rico and London, England. The Company's enrollment has increased to 46,935 at August 31, 1996 from 21,163 at August 31, 1992.

     Based on its enrollment of over 33,000 adult students, UOP is currently the second largest regionally accredited private university in the United States and has one of the nation's largest private business schools. UOP has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at its 47 campuses and learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Utah and Puerto Rico. UOP has developed specialized systems for student tracking, marketing, faculty recruitment and training, financial aid, accounting and academic quality management. These systems enhance UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 75% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies.

     The Online (TM) campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. The Online (TM) campus currently serves approximately 2,200 degree-seeking students. Students can access their Online (TM) classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. Online's (TM) degree programs can be accessed though direct-dial, local Internet providers or CompuServe(R). The Online (TM) faculty receive specialized training to enable them to teach effectively in the electronic learning environment. The same academic quality management standards applied to campus-based programs, including the assessment of student learning outcomes, are applied to programs delivered through Online (TM).

     IPD provides program development and management services under long-term contracts that meet the guidelines of the client institutions' respective regional accrediting associations. IPD provides these services to 18 regionally accredited private colleges and universities at 34 campuses and learning centers in 20 states and shares in the tuition revenues generated from these programs. IPD is able to assist these colleges and universities in expanding and diversifying their programs for working adults. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults; (2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student; (3) desire to increase enrollments with a limited investment in institutional capital and (4) recognize the unmet educational needs of the working adult students in their market. Approximately 12,600 students are currently enrolled in IPD-assisted programs.

     WIU currently offers graduate, undergraduate and certificate degree programs to approximately 1,200 students and has a total of four campuses and learning centers in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

     The Company was incorporated in Arizona in 1981 and maintains its principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. The Company's telephone number is (602) 966-5394. The Company's Internet Web Site addresses are as follows:

     -   Apollo and IPD -- http://www.apollogrp.com
     -   UOP -- http://www.uophx.edu
     -   WIU -- http://www.wintu.edu

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1996, 1995 and 1994 relate to the fiscal years ended August 31, 1996, 1995 and 1994, respectively.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events or performances involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth under "Risk Factors" in the Company's Prospectus dated January 18, 1996.


MARKET

     The United States education market may be divided into three distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools and degree-granting colleges and universities ("higher education"). The Company currently operates in the higher education segment. The U.S. Department of Education National Center for Education Statistics ("NCES") estimated that for 1994 (the most recent historical year reported), adults over 24 years of age comprised approximately 6.3 million, or 45%, of the 14.1 million students enrolled in higher education programs. Currently, the U.S. Bureau of Census estimates that 70-75% of students over the age of 24 work while attending school. The NCES estimates that by the year 2001 the number of adult students over the age of 24 will increase to
6.6 million, or 42%, of the 15.7 million students projected to be enrolled in higher education programs. The increase in demand for higher education from working adults results from the increasing skills required by employers and from a recognition by working adults of the value of an earned degree for career advancement and change.

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


BUSINESS STRATEGY

     The Company's strategic goal is to become the preferred provider of higher education programs for working adult students. The Company is managed as a for-profit corporation in an industry served principally by not-for-profit providers. By design, the Company treats both its adult students and their employers as its primary customers. Key elements of the Company's business strategy include the following:

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

Expand Educational Programs -------------------------------------------------

  The Company expects to continue to respond to the changing educational needs of working adults through the introduction of new undergraduate and graduate degree programs and business and information technology ("IT") training programs. The Company has also applied with NCA for approval of a professional doctoral degree program. The Company currently has a full-time staff of approximately 30 persons involved in its centralized curriculum development process.

  The Company is also exploring other educational areas, such as K-12 and adult remedial education, where it can leverage its educational expertise and/or delivery systems in a cost-effective manner.

Expand Access to Programs ---------------------------------------------------

  The Company plans to expand its distance education programs and services. Enrollments in distance education programs, including Online (TM), have increased from 1,252 in 1991 to 3,691 in 1996. The Company also plans to enhance its distance education delivery systems as new technologies become cost-effective.

International Expansion -----------------------------------------------------

  The Company is conducting ongoing market research in various foreign countries. The Company will continue to monitor and assess the feasibility of expanding its educational programs internationally.

     The timing related to the establishment of new locations and the expansion of programs may vary depending on regulatory requirements and market conditions.

TEACHING/LEARNING MODEL

     The Company's teaching/learning model used by UOP and IPD client institutions was designed for working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person study group. The study group meetings are used for review, work on assigned group projects and preparation for in-class presentations. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have an average of 15 years of professional experience in business, industry, government and the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

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

Faculty Faculty applicants must possess an earned master's or doctoral degree, and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to instruct. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
                         (2) receive training in grading, facilitation of the teaching/learning model and oversight of study group activities; (3) serve an internship with an experienced faculty mentor and (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction.

Interactive Learning     Courses are designed to combine individual and group
                         activity with interaction between and among students and the instructor. The curriculum requires a high level of student participation for purposes of increasing the student's ability to work as part of a team.

Learning Resources       Students and faculty members are provided with
                         electronic and other learning resources for their information needs. During 1996, the Company substantially expanded these services including the addition of research tools available on the Internet. These extensive electronic resources minimize the Company's need for capital-intensive library facilities and holdings.

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


STRUCTURAL COMPONENTS OF TEACHING/LEARNING MODEL

     Although adults over 24 currently comprise approximately 45% of all higher education enrollments in the United States, the mission of most accredited colleges and universities is to serve 18 to 24 year old students and conduct research. UOP and IPD client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adult students to earn their degrees while integrating the process with both their personal and professional lives.

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

Employed Students        UOP's students are employed full-time and
                         approximately 72% have been employed for nine years or more. This minimizes the need for capital-intensive facilities and services (e.g., dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment).

Employer Support         Approximately 75% of UOP's students currently
                         receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. The Company develops relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.


     WIU's teaching/learning model has similar characteristics to the teaching/learning model used by UOP and IPD client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources and leased facilities. However, WIU provides educational programs in a semester-based format and does not focus exclusively on working adult students.

PROGRAMS AND SERVICES

UOP Programs ----------------------------------------------------------------

     UOP currently offers the following degree programs and related areas of specialization at one or more campuses and learning centers or through its distance education delivery systems:


DEGREE PROGRAMS
---------------
Associate of Arts in Business
Bachelor of Arts in Management
Bachelor of Science in Business
Bachelor of Science in Nursing
Master of Arts in Education
Master of Arts in Organizational Management
Master of Business Administration
Master of Counseling
Master of Nursing
Master of Science in Computer Information Systems

AREAS OF SPECIALIZATION AVAILABLE IN CERTAIN DEGREE PROGRAMS
------------------------------------------------------------
Undergraduate         BUSINESS
                      Accounting
                      Administration
                      Environmental Management
                      Finance
                      Industrial Relations
                      Marketing
                      Operations Management

                      COMPUTER INFORMATION SYSTEMS
                      Information Systems
                      Technical Management


Graduate              BUSINESS
                      Finance
                      Global Management
                      Marketing
                      Organizational Management

                      COMPUTER INFORMATION SYSTEMS
                      Technology Management

                      EDUCATION
                      Administration and Supervision
                      Bilingual-Bicultural
                      Curriculum
                      Diverse Learner
                      Educational Counseling
                      Elementary Education
                      English as a Second Language
                      Professional Development for Educators
                      Secondary Methodology
                      Special Education

                      NURSING
                      Education
                      Management
                      Women's Health Nurse Practitioner

                      COUNSELING
                      Community Counseling
                      Marriage and Family Therapy
                      Mental Health


     UOP also offers over 28 certificate programs in the areas of business, technology, nursing, continuing education for teachers, custom training and the environment.

     Graduate level courses are also offered for students' continuing professional education requirements, including state teacher certification and state teacher renewal. Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members (according to the guidelines of the Council for Adult and Experiential Learning ("CAEL")) for the potential award of credit. The average number of credits awarded to UOP undergraduate students who utilized the process between 1993 and 1996 was approximately 10 credits of the 120 required to graduate. CAEL reports that over 1,300 regionally accredited colleges and universities currently provide for the assessment mechanism of college level learning gained through experience for the award of credit.

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

     IPD also assists its client institutions in identifying and developing new degree programs and in seeking the required approvals from their respective regional accrediting associations. In order to facilitate the sharing of information related to the operations of their respective programs, the IPD client institutions and UOP formed the Consortium for the Advancement of Adult Higher Education ("CAAHE"). CAAHE meets semiannually to address issues such as the recruitment and training of part-time, professionally employed faculty, employer input in the curriculum development process, assessment of the learning outcomes of adult students and regulatory issues affecting the operation of programs for working adult students.

     IPD client institutions offer the following programs with IPD assistance:

                                                          No.  of IPD
Degree Programs                                       Client Institutions
--------------------------------------------------    --------------------
Associate of Arts in General Studies                           1
Associate of Arts                                              1
Associate of Science in Business                               4
Bachelor of Arts in Business Administration                    2
Bachelor of Business Administration                            7
Bachelor of Science in Business Administration                 4
Bachelor of Science in Human Resources Management              1
Bachelor of Science in Management                              7
Bachelor of Science in Nursing                                 1
Bachelor of Science in Organizational Leadership               1
Master of Business Administration                              9
Master of Science in Management                                5
Master of Science in Health Services Administration            1

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

MASTER OF PUBLIC ADMINISTRATION

MASTER OF SCIENCE
- Accounting
- Information Services
- Information Systems Engineering


     WIU also offers a limited number of business-related certificate programs.

Faculty ---------------------------------------------------------------------

  UOP's faculty is comprised of approximately 3,400 working professionals with earned master's or doctoral degrees and an average of 15 years of experience in business, industry, government or the professions. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
(2) receive training in grading, facilitation of the teaching/learning model and oversight of study group activities and (3) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All faculty are contracted on a course-by-course basis (generally a five to ten week period).

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

  WIU's faculty consists of approximately 120 working professionals.
WIU's practitioner faculty possess earned master's or doctoral degrees and participate in a selection and training process that is similar to that at UOP.

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

     Students at UOP and IPD client institutions evaluate both academic and administrative quality. This evaluation begins with a registration survey and continues with the evaluation of the curriculum, faculty, delivery method, instruction and administrative services upon the conclusion of each course. The evaluation also includes a survey of a random selection of graduates 2-3 years following their graduation. The results provide an ongoing basis for improving the teaching/learning model, selection of educational programs and instructional quality. The Company plans to implement similar quality control systems at WIU on an ongoing basis.

Admissions Standards --------------------------------------------------------

  To gain admission to the undergraduate programs of UOP, WIU and the IPD client institutions, students generally must have a high school diploma or General Equivalency Diploma ("G.E.D.") and satisfy certain minimum grade point average, employment and age requirements. Additional requirements may apply to individual programs. Students in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

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


DISTANCE EDUCATION COMPONENTS

     At August 31, 1996, there were approximately 3,700 students utilizing the Company's distance education delivery systems, approximately 60% of whom are enrolled in Online (TM). The Company's distance education components consist primarily of the following:

Online Computer Conferencing ------------------------------------------------

  The Online (TM) campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. Students can access their online classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. Online
(TM) students work together in small groups of 8 to 13, to engage in class discussion and study group activities that are focused on the same learning outcomes and objectives required in UOP's classroom degree programs. This enables the Online (TM) students to enjoy the benefits of a study group, where they can share their regional and cultural differences with each other in the context of their coursework. Since all communication is asynchronous, students are not required to participate at the same time. Online's (TM) degree programs can be accessed though direct-dial, local Internet providers or CompuServe(R).

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

Directed Study --------------------------------------------------------------

  Working adult students may also complete individual courses under the direct weekly instructional supervision of a member of the faculty. These directed study programs utilize the same courses, faculty and resources available at UOP campuses. Course assignments are completed in a structured environment that allows flexibility of schedules. Communication with the faculty member is by telephone, e-mail, fax or mail.

    Distance education is currently subject to certain regulatory constraints. See "Business -- Federal Financial Aid Programs -- Restrictions on Distance Education Programs" and "Business -- State Authorization."


ACQUISITION STRATEGY

     The Company periodically evaluates opportunities to acquire businesses and facilities. In evaluating such opportunities, management considers, among other factors, location, demographics, price, the availability of financing on acceptable terms, competitive factors and the opportunity to improve operating performance through the implementation of the Company's operating strategies. The Company has no current commitments with regard to potential acquisitions.


CUSTOMERS

     The Company's customers consist of working adult students, colleges and universities, governmental agencies and employers. Following is a breakdown of the Company's students by the level of program they are seeking, at August 31:

                                               1996           1995
                                              ------         ------
      Master's                                 30.6%          30.5%
      Bachelor's                               61.1%          60.2%
      Associate                                 4.2%           4.0%
      Certificate, corporate training and
        continuing professional education       4.1%           5.3%
                                              ------         ------
                                              100.0%         100.0%
                                              ======         ======

  Based on recent student surveys, the average age of UOP students is in the mid-thirties, approximately 52% are women and 48% are men, and the average annual household income is $53,000. Approximately 72% of UOP students have been employed on a full-time basis for nine years or more. The Company believes that the demographics of students enrolled in IPD-assisted programs are similar to that of UOP. The approximate age distribution of current UOP students is as follows:

      Age                                 Percentage of Students
      ------------------------            -----------------------
      25 and under                                  12%
      26 to 33                                      35%
      34 to 45                                      42%
      46 and over                                   11%
                                                 -------
                                                   100%
                                                 =======

     IPD client institutions have historically consisted of small private colleges; however, IPD also targets larger institutions of higher education that are in need of marketing and curriculum consulting. The Company believes that to develop and manage educational programs for working adult students effectively, these potential client institutions require both capital and operational expertise. In response to these requirements, IPD provides the start-up capital, the curriculum development expertise and the ongoing management in support of the client institutions' provision of quality programs for working adult students.

     The Company also considers the employers of its students as customers. Many of these employers provide tuition reimbursement programs in order to educate and provide degree opportunities to their employees. Currently, approximately 75% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. Of these students receiving reimbursement, approximately 62% receive at least one-half tuition reimbursement and approximately 28% receive full tuition reimbursement.


CORPORATE PARTNERSHIPS

     The Company cooperates and interacts with businesses and governmental agencies in offering programs designed to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers' offices or on-site at military bases. UOP has also formed educational partnerships with various companies, including AT&T and Ingram Micro, to provide programs specifically designed for their employees.


MARKETING

     To generate interest among potential UOP, WIU and IPD client institution students, the Company engages in a broad range of activities to inform potential students about the Company's teaching/learning model and the programs offered. These activities include print and broadcast advertising, advertising on services such as CompuServe (R), Prodigy (R) and the Microsoft Network (R), direct mail and information meetings at targeted organizations (CompuServe (R) is a registered trademark of CompuServe Incorporated, Columbus, Ohio, Prodigy (R) is a registered trademark of Trintex, White Plains, New York, and Microsoft Network (R) is a registered servicemark of Microsoft Corporation, Redmond, Washington). The Company also attempts to locate its campuses and learning centers near major highways to provide high visibility and easy access. A substantial portion of new UOP and IPD client institution students are referred by alumni, employers and currently enrolled students. The Company recently implemented its proprietary marketing systems at WIU to help it identify and manage lead sources and referral data.

     The Company also has a Web Site on the Internet World Wide Web (http://www.apollogrp.com) that allows electronic access to Company information, product information, research, etc. The Company's Web Site is accessible from major online networks such as Prodigy (R), CompuServe (R), America OnLine (R) (America OnLine (R) is a registered trademark of America Online, Inc., Vienna, Virginia) and the Microsoft Network (R).

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

     The Company employs over 300 enrollment representatives in its marketing system who make visits and presentations at various organizations and who follow up on leads generated from the Company's advertising efforts and referrals. These individuals also pursue direct responses to interest from potential individual students by arranging for interviews either at a UOP, WIU or IPD location or at a prospective student's place of employment. Interviews are designed to establish a prospective student's qualifications, academic background, course interests and professional goals. Student recruiting policies and standards and procedures for hiring and training university representatives are established centrally, but are implemented at the local level through a director of enrollment or marketing at each location.


COMPETITION

     The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. The Company competes primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working adults in addition to the traditional 18 to 24 year old students and some have greater financial and personnel resources than the Company. The Company expects that these colleges and universities will continue to modify their existing programs to serve working adults more effectively. In addition, many colleges and universities have announced various distance-education initiatives.

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

EMPLOYEES

     At September 30, 1996, the Company had the following numbers of employees:

                        Full-Time   Part-Time   Faculty      Total
                        ---------   ---------  ---------   ---------
     Apollo                 223           4          --         227<F1>
     UOP                  1,185          89       3,418<F2>   4,692
     IPD                    200          15          --<F3>     215
     WIU                     38          25         122<F2>     185
                         ------      ------      ------      ------
     Total                1,646         133       3,540       5,319
                         ======      ======      ======      ======
______________

<F1>  Consists primarily of employees in information systems, corporate accounting, financial aid, human resources and Apollo Press.

<F2>  Consists primarily of part-time professional faculty contracted on a course-by-course basis.

<F3>  Faculty teaching IPD-assisted programs are employed by IPD client institutions.

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


ACCREDITATION

     UOP, WIU and the IPD client institutions are accredited by regional accrediting associations recognized by the DOE. Accreditation provides the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students; (2) the qualification to participate in Title IV Programs and (3) the qualification for authorization in certain states.

     UOP was granted accreditation by NCA in 1978. UOP's accreditation was reaffirmed in 1982, 1987 and 1992. The next NCA reaffirmation visit is scheduled to begin in October 1996. IPD-assisted programs offered by the IPD client institutions are evaluated by the client institutions' respective regional accrediting associations either as part of a reaffirmation or focused evaluation visits. Current IPD client institutions are accredited by NCA, Middle States, New England or Southern regional accrediting associations. UOP is required to receive approval from NCA for the addition of new degree programs and the addition of any campuses or learning centers in new states or countries. Most IPD client institutions are subject to similar policies. In addition, all IPD contracts must meet the guidelines of the client institutions' respective regional accrediting associations. The withdrawal of accreditation from UOP or certain IPD client institutions would have a material adverse effect on the Company.

     WIU is accredited by NCA and is scheduled to have its next reaffirmation visit in the spring of 1998.

     All accrediting agencies recognized by the DOE are required to include certain aspects of Title IV Program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including UOP, WIU and IPD client institutions, will be subject to a Title IV Program compliance review as part of accreditation visits.

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

     UOP's Community Counseling program (Master of Counseling degree) received initial accreditation from the Council for Accreditation of Counseling and Related Educational Programs in 1995, effective through 2002.

     The address and phone number for the accrediting bodies referred to herein are as follows:

     North Central Association of Colleges and Schools
     Commission on Institutions of Higher Education
     30 North LaSalle Street, Suite 2400
     Chicago, Illinois  60602-2504
     (312) 263-0456

     National League for Nursing
     350 Hudson Street
     New York, New York  10014
     (212) 989-9393

     American Counseling Association
     Council for Accreditation of Counseling and
     Related Educational Programs
     5999 Stevenson Avenue
     Alexandria, VA  22304
     (703) 823-9800


FEDERAL FINANCIAL AID PROGRAMS

     Most UOP, WIU and IPD client institution students participate in Title IV Programs. UOP and WIU derive approximately 44% and 8% of their net revenues from students who participate in Title IV Programs, respectively. The IPD percentages are estimated to be similar to those at UOP. The respective IPD client institutions administer their own Title IV programs. The Company's students are eligible for Title IV financial aid because:
(1) UOP, WIU and IPD client institutions are accredited by an accrediting association recognized by the DOE; (2) the DOE has certified UOP's, WIU's and IPD client institutions' Title IV Program eligibility and (3) UOP, WIU and IPD client institutions have applicable state authorization to operate and their operating sites have been approved by the DOE.

     The DOE has promulgated Regulations, the most recent of which became effective on July 1, 1995, that amend certain provisions of the Title IV Programs and the Regulations promulgated thereunder. Some of the more important provisions of these Regulations include the following:

Limits on Title IV Program Funds --------------------------------------------

     The Regulations define the types of educational programs offered by an institution that qualify for Title IV Program funds. For students enrolled in qualified programs, the Regulations also place limits on the amount of Title IV Program funds that they are eligible to receive in any one academic year.

     For undergraduate programs, an academic year must consist of at least 30 weeks of instruction or a minimum of 24 credit hours. Because the Regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations or preparation for examinations, an academic year would require a minimum of 360 hours (30 weeks times 12 hours per week). Most of the Company's programs meet this 360 hour minimum and, therefore, qualify for Title IV Program funds. The programs that do not qualify for Title IV Program funds consist primarily of certificate, corporate training and continuing professional education programs. These programs are paid for directly by the students or their employers.

Restricted Cash -------------------------------------------------------------

     The DOE places certain restrictions on Title IV Program funds collected for unbilled tuition and funds transferred to the Company through electronic funds transfer. Effective July 1, 1995, an institution is required to submit an irrevocable letter of credit to the DOE in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. However, the letter of credit requirement is waived if an institution meets the DOE's standards related to timeliness of refunds, financial responsibility and other criteria. The Company believes that it meets these applicable DOE standards and will not need to supply the letter of credit.

Standards of Financial Responsibility ---------------------------------------

     Pursuant to the Regulations, all eligible higher education institutions must meet several factors of financial responsibility including an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1 to 1 at the end of the institution's fiscal year. At August 31, 1996, UOP's acid test ratio was 1.19 to 1 and WIU's acid test ratio was 1.50 to 1.

     The DOE announced in September 1996 that it intends to issue new regulations by December 1996 with respect to institutional oversight. The rules, if adopted, will be effective July 1, 1997. The DOE is proposing a new system of evaluating each institution's audited financial statements for determining financial stability. Rather than using the current limited ratio analysis, including the acid test ratio, the DOE is proposing five separate elements covering liquidity, viability, profitability, ability to borrow and capital resources. Although it is uncertain whether the new system will be adopted in its present form, it does not appear at this time that the Company will be significantly impacted by the proposal.

     Additionally, the proposed Regulations contemplate special rules for an institution that undergoes a change in ownership. The proposal would require a personal financial guarantee or a letter of credit to be submitted by the new owners until a financial audit is completed that demonstrates the institution's compliance with the DOE's financial responsibility requirements. The DOE is also considering requiring owners to post personal financial guarantees when institutions add additional locations. These guarantees would remain in place until the annual audits are submitted showing that the institution demonstrates financial responsibility under its expanded operations. It is uncertain at this time what effect these rules, if adopted in any form, will have on the Company's operations.

Branching and Classroom Locations -------------------------------------------

     The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which any student receives more than 50% of his or her instruction. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UOP and WIU. The Company believes that it has obtained approval for all UOP and WIU locations required to be approved by the Regulations. Should the DOE change its Regulations with respect to this approval process or delay approvals of new locations beyond the current approval time rate, the Company's business strategy may be impacted negatively.

The "85/15 Rule" ------------------------------------------------------------

     A requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to for-profit institutions of higher education, which includes UOP and WIU but not IPD client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV Programs if the amount of Title IV Program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceed 85% of the institution's cash-basis revenues from eligible programs. UOP's and WIU's percentage was 51% and 8%, respectively, at August 31, 1996. WIU's rate was low in 1996 due to the loss of Title IV eligibility from September 1995 to February 1996 resulting from the change in ownership. UOP and WIU are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults -------------------------------------------------------

     Eligible institutions must maintain a student loan cohort default rate of less than 35% for each of the federal fiscal years 1991 and 1992, 30% for fiscal year 1993 and 25% for fiscal year 1994 and all subsequent fiscal years. In 1993, the most recent DOE cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 11.6%. UOP and WIU students' cohort default rates for the Federal Family Education Loans for fiscal 1993 as reported by the DOE were 5.0% and 4.2%, respectively, and IPD client institution students' cohort default rates averaged 5.9% over that same period.

State Postsecondary Review Entities ("SPREs") -------------------------------

     The Regulations mandate that each state establish a SPRE to review institutions referred by the DOE and eligible institutions the SPRE believes are engaged in Title IV Program fraud and abuse. Each institution will be reviewed against standards developed by the applicable SPRE to determine whether it is eligible to continue to participate in Title IV Programs. The states are required to implement the SPRE portion of the HEA only to the extent to which their costs are covered through Congressional appropriation. On July 27, 1995, President Clinton signed into law a package of spending cuts that rescinded the funding of the SPREs for fiscal year 1995 and 1996. The HEA specifies that the states are not required to operate the SPREs without Federal funding.

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

Eligibility and Certification Procedures ------------------------------------

     The HEA specifies the manner in which the DOE reviews institutions for eligibility and certification to participate in Title IV Programs and the Regulations include detailed new standards. UOP's and WIU's eligibility to participate in Title IV Programs expires in 1999 and 1998, respectively. If the DOE does not renew UOP's eligibility, it would have a material adverse effect on the Company.

Restrictions on Distance Education Programs ---------------------------------

     The Regulations specify that an institution is not eligible to participate in Title IV Programs funding if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution's correspondence courses. Although the Company does not offer correspondence courses, the Regulations currently consider most distance education courses to be correspondence courses if the number of distance education courses exceeds 50% of the sum of courses offered in campus-based delivery systems and courses offered through distance education. The Company does not plan to exceed this 50% level and believes that this restriction will have no significant impact on its business strategy.

Direct Lending Programs -----------------------------------------------------

     The DOE instituted a new direct lending program several years ago and various institutions are participating in the program. The direct lending program eliminates third-party lending institutions and guarantee agencies from the loan disbursement process. The goal of the DOE is to streamline the financial aid lending process through this program, but there is uncertainty as to when this goal will be fully attained. Recently, certain members of Congress have proposed to limit the expansion of the direct lending program. The Company has not yet been required to implement the new direct lending process and it is uncertain as to what effect this new process, if implemented, will have on its cash flow.

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

     In addition, certain states where the Company is presently licensed have requirements governing change of ownership or control. Currently, Arizona and California would require UOP and WIU, as applicable, to be reauthorized upon a 20% and 25% change of ownership or control of the Company, respectively. These states require a new application to be filed for state licensing if such a change of ownership or control occurs. Moreover, the Company is required to report any change in stock ownership of UOP, WIU or Apollo. At that time, NCA may seek to evaluate the effect of such a change of stock ownership on the continuing operations of UOP and WIU.

     If UOP is not recertified by the DOE, or does not obtain reauthorization from the necessary state agencies or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material adverse effect on the Company.


STATE AUTHORIZATION

     UOP currently is authorized to operate in 12 states and Puerto Rico.
UOP has held these authorizations for periods ranging from one month to eighteen years. UOP's NCA accreditation is accepted as evidence of compliance with applicable state regulations in Arizona, Colorado, Louisiana, Michigan, New Mexico, Nevada and Utah. Hawaii does not have authorization provisions for regionally accredited degree-granting institutions.
California law, enacted in 1985, requires an on-site visit to all out-of-state accredited institutions of higher education every five years to determine if the institution is in compliance with the State of California regulations. All institutions, including UOP, that operate in California and are accredited by a regional accrediting association other than the Western Association of Schools and Colleges are required to be evaluated separately for authorization to operate. UOP was granted its most recent California authorization in 1989 and expects to renew its license by the second quarter of 1997. All regionally accredited institutions, including UOP, are required to be evaluated separately for authorization to operate in Puerto Rico. UOP was granted its most recent authorization in Puerto Rico in December 1995 for a period of five years. UOP received a provisional license to operate in Florida in October 1995 and expects to file an application for full licensure in the second quarter of 1997 following the Florida State Board of Independent Colleges and Universities' site inspection. There is no assurance that UOP will receive full licensure in the State of Florida. UOP is authorized to operate in Washington and Oregon and is seeking approval from NCA to open campuses in these states. IPD client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. WIU is currently authorized to operate in Arizona and London, England.

     Certain states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. If a state were to establish grounds for asserting authority over telecommunicated learning, UOP may be required to obtain authorization for, or restrict access to, its programs available through Online (TM) in those states.

EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. Although the EAP provision of the Code expired in December 1994, in August 1996 it was extended retroactively from January 1, 1995 through May 31, 1997. The "safe-harbor" provision does not apply to graduate classes beginning after June 30, 1996. During 1996, the percentage of students with access to employer tuition reimbursement declined to 75% from 80% in the prior year, part of which is attributable to the delay in extending the EAP provision. The Company is unable to determine what effect, if any, the exemption for graduate classes under the "safe harbor" will have in the future. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented.


LOCATIONS

     UOP currently has campuses and learning centers located throughout 10 states and Puerto Rico. Following is a current list of UOP main campuses and learning centers, the year the campus was first opened and enrollments as of August 31, 1996:

                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/96
-----------------------------------------------------------------------------
ARIZONA:             Phoenix Campus                          1978     5,151
                       Mesa
                       Northwest Phoenix
                       Scottsdale
                     Tucson Campus                           1983     1,947
                       Fort Huachuca
CALIFORNIA:          Orange County (Fountain Valley Campus)  1981     5,749
                       Diamond Bar
                       Edwards Air Force Base
                       Lawndale/South Bay
                       Van Nuys
                       Pasadena
                       Ontario
                       Gardena*
                       Ventura*
                       La Mirada*
                       Woodland Hills*
                     San Jose Campus                         1980     3,771
                       San Francisco
                       Pleasanton/San Ramon
                       Fresno
                       Walnut Creek*
                     San Diego Campus                        1989     1,902
                       Vista

                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/96
-----------------------------------------------------------------------------
                       Chula Vista*
                     Sacramento Campus                       1993     1,044
                       Fairfield*
COLORADO:            Denver Campus                           1982     3,309
                       Aurora
                       Colorado Springs
                       Northglenn
FLORIDA:             Maitland Campus*                        1996        48
HAWAII:              Honolulu Campus                         1993       574
LOUISIANA:           New Orleans*                            1996       214
MICHIGAN:            Detroit*                                1996       610
NEVADA:              Las Vegas Campus                        1994       646
                       Nellis Air Force Base
NEW MEXICO:          Albuquerque Campus                      1985     1,693
                       Kirtland Air Force Base
                       Santa Fe
                       Santa Teresa/Las Cruces
UTAH:                Salt Lake City Campus                   1984     1,745
                       Ogden
                       Provo*/Orem
PUERTO RICO:         Guaynabo Campus                         1980     1,002
DISTANCE EDUCATION:  Online (TM), San Francisco, CA<F1>      1989     2,179
                     Center for Distance Education,          1989     1,512
                       Phoenix, AZ<F2>
                                                                     ------
TOTAL UOP ENROLLMENT AT AUGUST 31, 1996:                             33,096
                                                                     ======
______________

<F1>  Programs are offered throughout the United States and internationally.

<F2>  Programs are offered in various states throughout the United States.

*  Opened in 1996.

     During 1996, IPD increased the number of institutional contracts to 18 at August 31, 1996 from 15 at August 31, 1995. IPD-assisted programs are currently offered at 34 campuses and learning centers (29 at August 31, 1995) in Connecticut, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and Wisconsin.

     WIU currently has four campuses and learning centers located in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

Item 2 -- Properties


     The Company leases all of its administrative and educational facilities. In some cases, classes are held in the facilities of the students' employers at no charge to the Company. Leases generally range from five to seven years; however, the Company attempts to secure longer leases if it is advantageous to do so. The Company also leases space from time-to-time on a short-term basis in order to provide specific courses or programs. The table below sets forth certain information as of August 31, 1996, with respect to properties leased by the Company in excess of 10,000 square feet:

         LOCATION (CITY/STATE)                        SQUARE FEET
         ----------------------                      -------------
         Phoenix, AZ                                       137,259
         Tucson, AZ                                         49,469
         Phoenix, AZ                                        38,086
         San Jose, CA                                       37,876
         Fountain Valley, CA                                34,545
         San Diego, CA                                      33,097
         Englewood, CO                                      32,000
         Marietta, GA                                       31,274
         San Francisco, CA                                  31,146
         Murray, UT                                         30,000
         Mesa, AZ                                           23,914
         Albuquerque, NM                                    23,400
         Gardena, CA                                        23,077
         Overland Park, KS                                  21,210
         Sacramento, CA                                     20,813
         San Francisco, CA                                  20,324
         Colorado Springs, CO                               20,138
         Pleasanton, CA                                     18,560
         Van Nuys, CA                                       18,467
         Costa Mesa, CA                                     18,397
         Woodland Hills, CA                                 17,038
         Aurora, CO                                         16,807
         Guaynabo, Puerto Rico                              16,000
         Walnut Creek, CA                                   15,445
         Diamond Bar, CA                                    15,280
         Ontario, CA                                        14,899
         Lawndale, CA                                       14,041
         Southfield, MI                                     13,467
         Lawrenceville, GA                                  13,320
         Northglenn, CO                                     13,109
         Diamond Bar, CA                                    12,979
         Quincy, MA                                         12,863
         Charlotte, NC                                      11,502
         Ogden, UT                                          11,265
         Santa Teresa, NM                                   10,910
         Crestview Hills, KY                                10,303
         Phoenix, AZ                                        10,066

     The lease on the Company's corporate headquarters, which includes the
UOP Phoenix Main Campus, expires on August 31, 2001.   The Company acquired
13 acres of land in December 1995 in the Phoenix area for possible relocation of its corporate headquarters and/or the UOP Phoenix Main Campus at the expiration of the lease term.



Item 3 -- Legal Proceedings


         The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material averse effect on the Company's operating results.



Item 4 -- Submission of Matters to a Vote of Security Holders


         None.

PART II
Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters


         There is no established public trading market for the Company's Class B Common Stock, and all shares of the Company's Class B Common Stock are beneficially owned by the Company's executive officers. The Company's Class A Common Stock began trading on the Nasdaq National Market ("Nasdaq") under the symbol "APOL" during the second quarter of 1995 on December 6, 1994. Prior to that time, the Company's Class A Common Stock was not listed or traded on any organized market system. The table below sets forth the high and low bid prices, adjusted for stock splits effected in the form of stock dividends, for the Company's Class A Common Stock as reported by Nasdaq.

                                           High          Low
                                          ------        ------
       Fiscal 1995
       ---------------------
       Second quarter                     $ 5.03        $ 2.45
       Third quarter                        8.48          4.28
       Fourth quarter                      10.22          7.19

       Fiscal 1996
       ---------------------
       First quarter                       13.67          8.89
       Second quarter                      19.67         13.33
       Third quarter                       32.33         16.92
       Fourth quarter                      33.38         23.13

     The holders of the Company's Class A Common Stock are not entitled to any voting rights.

     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At September 30, 1996, there were approximately 139 and 7 holders of record of shares of Class A and Class B Common Stock, respectively. The Company estimates that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 11,000 total holders of its Class A Common Stock.

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

Item 6 -- Selected Consolidated Financial Data


     The following selected financial and operating data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Consolidated Statement of Operations for each of the three years in the period ended August 31, 1996 and the Consolidated Balance Sheet as of August 31, 1996 and 1995, and the independent auditors' report thereon are included in Item 8 of this Form 10-K.

                                                       Year Ended August 31,
                                       ----------------------------------------------------
                                         1996       1995       1994       1993       1992
                                       --------   --------   --------   --------   --------
                                             (In thousands, except per share amounts)
Income Statement Data:
Net revenues                           $214,275   $163,429   $124,720   $ 97,545   $ 81,865
                                       --------   --------   --------   --------   --------
Costs and expenses:
 Instruction costs and services         130,039    102,122     81,313     65,319     54,296
 Selling and promotional                 27,896     21,016     17,918     15,812     14,442
 General and administrative              21,343     18,462     17,194     14,402     12,630
                                       --------   --------   --------   --------   --------
 Total costs and expenses               179,278    141,600    116,425     95,533     81,368
                                       --------   --------   --------   --------   --------
Income before income taxes<F1>           34,997     21,829      8,295      2,012        497
Less provision for income taxes          13,605      9,229      3,383        869        240
                                       --------   --------   --------   --------   --------
Income before cumulative effect
 of change in accounting principle       21,392     12,600      4,912      1,143        257
Change in accounting principle<F2>                                                      389
                                       --------   --------   --------   --------   --------
Net income                             $ 21,392   $ 12,600    $ 4,912    $ 1,143      $ 646
                                       ========   ========   ========   ========   ========

Net income per share                      $ .42      $ .27      $ .14      $ .03      $ .02
Weighted average shares outstanding      51,194     46,090     34,383     34,056     33,402

_______________

<F1>  In March 1992, the Company discontinued the operations of Apollo
      Education Corporation ("AEC"), its technical training school subsidiary, which was phased out over the period from March 1992 until October 1992. All assets related to this subsidiary were disposed of by August 1993. Pretax losses related to the operations of the technical training schools were $265,000 and $837,000 in 1993 and 1992, respectively.

<F2>  The Company adopted Statement of Financial Accounting Standards No.
      109, "Accounting for Income Taxes," effective September 1, 1991.

                                                           August 31,
                                       ---------------------------------------------------
                                         1996       1995       1994       1993      1992
                                       --------   --------   --------   --------  --------
                                                      (Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and
  restricted cash                      $ 63,267   $ 62,601   $ 12,816   $  4,839  $  1,391
Short-term investments                   13,273
                                       --------   --------   --------   --------  --------
Total cash and investments             $ 76,540   $ 62,601   $ 12,816   $  4,839  $  1,391
                                       ========   ========   ========   ========  ========

Total assets                           $137,850   $102,132   $ 43,638   $ 28,909  $ 22,369
                                       ========   ========   ========   ========  ========

Current liabilities                    $ 54,804   $ 45,065   $ 34,890   $ 27,086  $ 20,819
Long-term liabilities                     2,432      1,715      1,347      1,203     2,154
Shareholders' equity (deficit)           80,614     55,352      7,401        620      (604)
                                       --------   --------   --------   --------  --------
Total liabilities and
  shareholders' equity                 $137,850   $102,132   $ 43,638   $ 28,909  $ 22,369
                                       ========   ========   ========   ========  ========
Operating Statistics:
Enrollments at end of period<F1>         46,935     36,848     30,236     24,987    21,163
Number of locations at end
  of period<F2>                              85         68         60         51        42

_______________

<F1>  Enrollments are defined as full-time equivalent students in attendance in a program at the end of a period. Average enrollments represent the average of the ending enrollments for each month in the period.
      Average enrollments were 42,377, 34,021, 27,469, 23,663 and 20,174 for the years ended 1996, 1995, 1994, 1993 and 1992, respectively. Average enrollments for 1992 include approximately 200 AEC students.

<F2>  Includes UOP and WIU campuses and learning centers and IPD contract sites.


     The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future plans, expectations, events or performances that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Prospectus dated January 18, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.


BACKGROUND AND OVERVIEW

     The Company's revenues, net of student discounts, have increased to $214.3 million in 1996 from $81.9 million in 1992. Average annual student enrollments have increased to 42,377 students in 1996 from 20,174 in 1992. Net income has increased to $21.4 million in 1996 from $646,000 in 1992. At August 31, 1996, 46,935 students were enrolled in UOP, WIU and IPD-assisted programs at IPD client institutions.

     From September 1991 through August 1996, UOP opened 26 campuses and learning centers and IPD established operations at 13 campuses and learning centers with its client institutions. Historically, start-up costs for new UOP campuses in new markets have averaged $200,000 to $400,000 per site over a 15-18 month period, at which time the enrollments at these new campuses averaged 200 to 300 students. However, due to increased demand in Florida, Michigan and Louisiana, the Company has stepped-up its marketing effort in these new markets. As a result, the start-up costs for these three campuses (opened in 1996) are expected to average approximately $900,000 per site over an 18 month period at which time enrollments are expected to average over 600 students per campus. Start-up costs for campuses in new markets are expected to range from $400,000 to $1.5 million depending on the individual market's demand. Costs for establishing a learning center in an existing market are minimal. Start-up costs for IPD contract sites have averaged from $400,000 to $500,000 per site over a 18-24 month period, and consist primarily of administrative salaries, marketing and advertising. Start-up costs are expensed as incurred.

     Approximately 90.9% of the Company's net revenues in 1996 consist of tuition revenues from UOP and WIU students and IPD's contractual share of tuition revenues from students enrolled in IPD-assisted programs at IPD client institutions. UOP tuition revenues currently represent approximately 84.8% of consolidated tuition revenues. The Company's net revenues also include sales of textbooks, computers and other education-related products, application fees, other student fees, interest and other income. The Company's net revenues vary from period to period based on several factors that include: (1) the aggregate number of students attending classes; (2) the number of classes held during the period and (3) the weighted average tuition price per credit hour (weighted by program and location). IPD's contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     Instruction costs and services at UOP and WIU consist primarily of costs related to the delivery and administration of the Company's educational programs that include faculty compensation, administrative salaries for departments that provide service directly to the students, the costs of educational materials sold, facility leases and other occupancy costs, amortization of educational program production costs, bad debt expense and depreciation and amortization of property and equipment. UOP and WIU faculty members are contracted with and paid for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students' employers at no charge to the Company. Instruction costs and services at IPD consist primarily of program administration, student services and classroom lease expense. Most of the other instruction costs for IPD-assisted programs, including faculty, financial aid processing and other administrative salaries, are the responsibility of the IPD client institutions.

     Selling and promotional costs consist primarily of advertising, marketing salaries and other costs related to the selling and promotional functions. These costs are expensed as incurred. General and administrative costs consist primarily of administrative salaries, occupancy costs, depreciation and amortization and other related costs for departments such as executive management, information systems, corporate accounting, human resources and other departments that do not provide direct services to the Company's students. To the extent possible, the Company centralizes these services to avoid duplication of effort.

     In September 1995, the Company, through WIU, acquired certain assets of Western International University ("Western"), a private non-profit educational institution. The original acquisition price of $2.1 million, including $237,000 paid in cash at or prior to closing, was adjusted to $3.0 million due to an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other liabilities assumed in the acquisition whose values were subject to adjustment subsequent to the date of acquisition. The excess of cost over the value of tangible assets acquired of $2.6 million is being amortized over 15 years.

     In 1992, the Company adopted a plan to discontinue the operations of its technical training schools. These operations were phased out over the period from 1992 to 1993 and all related assets were disposed of by August 1993. Pretax losses related to the operations of the technical training schools were $265,000 and $837,000 in 1993 and 1992, respectively.

     In 1992, the Company recorded a $389,000 gain representing the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data of the Company expressed as a percentage of net revenues for the periods indicated:

                                                  Year Ended August 31,
                                               ---------------------------
                                                1996      1995      1994
                                               -------   -------   -------

Net revenues                                     100.0%    100.0%    100.0%
                                               -------   -------   -------
Costs and expenses:
  Instruction costs and services                  60.7      62.5      65.2
  Selling and promotional                         13.0      12.9      14.4
  General and administrative                      10.0      11.3      13.8
                                               -------   -------   -------
  Total costs and expenses                        83.7      86.7      93.4
                                               -------   -------   -------
Income before income taxes                        16.3      13.3       6.6
Less provision for income taxes                    6.3       5.6       2.7
                                               -------   -------   -------
Net income                                        10.0%      7.7%      3.9%
                                               =======   =======   =======

Year Ended August 31, 1996 Compared with the Year Ended August 31, 1995 -----

  Net revenues increased by 31.1% to $214.3 million in 1996 from $163.4 million in 1995 due primarily to a 24.6% increase in average student enrollments from 1995 to 1996 and tuition price increases averaging four to six percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 42,377 in 1996 from 34,021 in 1995. Interest income, which is included in net revenues, increased to $3.0 million in 1996 from $2.4 million in 1995.

  Instruction costs and services increased by 27.3% to $130.0 million in 1996 from $102.1 million in 1995 due primarily to the direct costs necessary to support the increase in average student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 60.7% in 1996 from 62.5% in 1995 due to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its instruction costs and services to the same extent.

  Selling and promotional expenses increased by 32.7% to $27.9 million in 1996 from $21.0 million in 1995 due primarily to increased marketing and advertising at UOP and IPD campuses and learning centers, including $2.2 million related to locations opened in new markets during the past two years. These expenses as a percentage of net revenues remained relatively the same at 13.0% in 1996 and 12.9% in 1995.

  General and administrative expenses increased by 15.6% to $21.3 million in 1996 from $18.5 million in 1995 due primarily to costs required to support the increased number of UOP and IPD campuses and learning centers and increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 10.0% in 1996 from 11.3% in 1995 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

  Costs related to the start-up of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $3.6 million and $1.1 million in 1996 and 1995, respectively. Interest expense, which is allocated among all categories of costs and expenses, was $77,000 and $96,000 in 1996 and 1995, respectively.

  The Company's effective tax rate decreased to 38.9% in 1996 from 42.3% in 1995 due primarily to an increase in tax-exempt interest income.

  Net income increased to $21.4 million in 1996 from $12.6 million in 1995 due to increased enrollments, increased tuition rates and improved utilization of general and administrative costs and fixed instruction costs and services.

Year Ended August 31, 1995 Compared with the Year Ended August 31, 1994 -----

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

  General and administrative expenses increased by 7.4% to $18.5 million in 1995 from $17.2 million in 1994 due primarily to costs required to support the increased number of UOP and IPD campuses and learning centers and increases in general and administrative salaries. This increase was offset in part by $1.9 million in nonrecurring compensation expense in 1994 related to the issuance of stock options and a $750,000 accrual of compensation expense in 1994 related to a deferred compensation agreement with the Company's President. See "Executive Compensation." General and administrative expenses as a percentage of net revenues decreased to 11.3% in 1995 from 13.8% in 1994 due primarily to the nonrecurring compensation expense recorded in 1994 and higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

  Costs related to the start-up of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $1.1 million and $1.0 million in 1995 and 1994, respectively. Interest expense, which is allocated among all categories of costs and expenses, was $96,000 and $153,000 in 1995 and 1994, respectively.

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

QUARTERLY RESULTS OF OPERATIONS

  The following tables set forth selected unaudited quarterly financial information for each of the Company's last eight quarters. The Company believes that this information includes all normal recurring adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included in Item 8 of this Form 10-K. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                   Quarter Ended
                                 -------------------------------------------------------------------------------
                                               FY 1996                                    FY 1995
                                 -------------------------------------      ------------------------------------
                                 Aug. 31,  May 31,  Feb. 29,  Nov. 30,      Aug. 31,  May 31,  Feb. 28,  Nov. 30,
                                   1996     1996      1996      1995          1995     1995      1995      1994
                                 -------   -------  -------   -------       -------   -------  -------   -------
                                                (Dollars in thousands, except per share amounts)
Net revenues                     $59,199   $58,991  $46,358   $49,727       $45,433   $45,502  $36,029   $36,465
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services   36,808    33,978   29,294    29,959        28,292    26,188   24,224    23,418
 Selling and promotional           7,497     7,431    6,640     6,328         5,406     5,518    5,105     4,987
 General and administrative        5,402     4,641    5,705     5,595         4,797     4,856    4,954     3,855
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses         49,707    46,050   41,639    41,882        38,495    36,562   34,283    32,260
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes         9,492    12,941    4,719     7,845         6,938     8,940    1,746     4,205
Provision for income taxes         3,275     5,241    1,833     3,256         2,780     3,892      896     1,661
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                        $6,217    $7,700   $2,886    $4,589        $4,158    $5,048     $850    $2,544
                                 =======   =======  =======   =======       =======   =======  =======   =======

Net income per share                $.12      $.15     $.06      $.09          $.08      $.10     $.02      $.07
                                 =======   =======  =======   =======       =======   =======  =======   =======
Weighted average shares
  outstanding                     51,614    51,457   51,071    50,633        50,557    50,457   48,963    34,383
                                 =======   =======  =======   =======       =======   =======  =======   =======

As a percentage of net revenues:
Net revenues                      100.0%    100.0%   100.0%    100.0%        100.0%    100.0%   100.0%    100.0%
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services    62.2      57.6     63.2      60.2          62.3      57.6     67.2      64.2
 Selling and promotional           12.7      12.6     14.3      12.7          12.0      12.1     14.1      13.7
 General and administrative         9.1       7.9     12.3      11.3          10.4      10.7     13.8      10.6
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses          84.0      78.1     89.8      84.2          84.7      80.4     95.1      88.5
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes         16.0      21.9     10.2      15.8          15.3      19.6      4.9      11.5
Provision for income taxes          5.5       8.9      4.0       6.5           6.1       8.6      2.5       4.6
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                         10.5%     13.0%     6.2%      9.3%          9.2%     11.0%     2.4%      6.9%
                                 =======   =======  =======   =======       =======   =======  =======   =======



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

     The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. Because this buildup in enrollments occurs at the end of the quarter, revenues in the fourth quarter during the past two years were not significantly impacted. However, instructional costs and services and selling and promotional expenses generally increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

     The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $54.3 million of working capital at August 31, 1996 as compared to $39.0 million at August 31, 1995. The increase in working capital is due primarily to $25.8 million in cash generated from operations during the year, offset in part by capital expenditures during the year. At August 31, 1996, the Company had no outstanding borrowings on its $4.0 million unsecured line of credit, which bears interest at prime. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in December 1997.

     Net cash received from operating activities increased to $25.8 million in 1996 from $22.3 million in 1995 due primarily to the $8.8 million increase in net income from 1995 to 1996, offset in part by the timing of receipts from customers and payments to suppliers. Capital expenditures, including additions to educational program production costs, increased to $14.7 million in 1996 from $11.5 million in 1995 primarily due to the purchase of $2.9 million of land to be used if and when the corporate headquarters is relocated (see discussion below). Total purchases of property, equipment and land for the year ended August 31, 1997 are expected to total approximately $12 million. Additions to educational program production costs are not expected to exceed $2 million for the year ended August 31, 1997. Start-up costs are expected to increase from $3.6 million in 1996 to $5.5 million in 1997 due to recent and planned expansion into new geographic markets.

     The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, was renewed in December 1995 for a five year term. During 1996, the Company acquired land for a purchase price of $2.9 million which it may use in the future for the possible relocation of its corporate headquarters. Such a facility is estimated to cost between $20 to $25 million. The Company currently has approximately $2.8 million in commitments for capital expenditures in 1997. The Company currently leases all of its educational and administrative facilities.

     The Company's net receivables as a percent of net revenues increased to 12.1% in 1996 from 9.7% in 1995 due primarily to a $5.8 million increase in receivables from students who were awaiting financial aid loans. Financial aid applications in process were backlogged in the fourth quarter of 1996 due primarily to the substantial growth in new enrollments during that period. A significant portion of the backlog was eliminated in September and it is anticipated to be at normal levels by the end of October 1996. Bad debt expense as a percent of net revenues decreased to .8% in 1996 from 1.1% in 1995 due primarily to improved collection rates on delinquent accounts.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the

Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 1996, the Company had approximately $11.3 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not significantly affected the Company's ability to fund daily operations.

     The Regulations require all higher education institutions to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1 to 1, which is calculated at the end of the institution's fiscal year. If an institution, including UOP or WIU, fails to meet the acid test ratio, it may be deemed not financially responsible by the DOE, which could result in a loss of its eligibility to participate in Title IV Programs. UOP's acid test ratio was 1.19 to 1 at August 31, 1996 and 1.31 to 1 at August 31, 1995. WIU's acid test ratio was 1.50 to 1 at August 31, 1996 and
2.73 to 1 on September 1, 1995. These requirements apply to the separate financial statements of UOP, WIU and each of the respective IPD client institutions, but not to the Company's consolidated financial statements.


IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

Item 8 -- Financial Statements and Supplementary Data


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . . .41

Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . . .42

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . .43

Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . . . .44

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . .45

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .46

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Apollo Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apollo Group, Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Apollo Group, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Phoenix, Arizona
October 14, 1996

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                Year Ended August 31,
                                           -------------------------------
                                             1996       1995       1994
                                           ---------  ---------  ---------
Net revenues                                $214,275   $163,429   $124,720
                                           ---------  ---------  ---------
Costs and expenses:
Instruction costs and services               130,039    102,122     81,313
Selling and promotional                       27,896     21,016     17,918
General and administrative                    21,343     18,462     17,194
                                           ---------  ---------  ---------
                                             179,278    141,600    116,425
                                           ---------  ---------  ---------
Income before income taxes                    34,997     21,829      8,295
Less provision for income taxes               13,605      9,229      3,383
                                           ---------  ---------  ---------
Net income                                  $ 21,392   $ 12,600   $  4,912
                                           =========  =========  =========
Net income per share                        $    .42   $    .27   $    .14
                                           =========  =========  =========
Weighted average shares outstanding           51,194     46,090     34,383

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                       August 31,
                                                                  -----------------------
                                                                    1996           1995
                                                                  --------       --------
Assets:
Current assets-
Cash and cash equivalents                                         $ 51,982       $ 50,726
Restricted cash                                                     11,285         11,875
Short-term investments                                              13,273
Receivables, net                                                    25,985         15,883
Inventory                                                            3,112          2,723
Deferred tax assets, net                                             2,972          2,352
Prepaids and other current assets                                      532            485
                                                                  --------       --------
Total current assets                                               109,141         84,044
Property and equipment, net                                         18,925         13,390
Educational program production costs, net                            1,446          1,963
Non-operating property                                               4,321          1,310
Cost in excess of fair value of assets purchased                     2,459
Deposits and other assets                                            1,558          1,425
                                                                  --------       --------
Total assets                                                      $137,850       $102,132
                                                                  ========       ========
Liabilities and Shareholders' Equity:
Current liabilities-
Current portion of long-term liabilities                          $    140       $    118
Accounts payable                                                     7,742          6,261
Other accrued liabilities                                           10,925          9,962
Income taxes payable                                                   261             96
Student deposits and deferred tuition                               35,736         28,628
                                                                  --------       --------
Total current liabilities                                           54,804         45,065
                                                                  --------       --------
Long-term liabilities, less current portion                          1,773          1,201
                                                                  --------       --------
Deferred tax liabilities, net                                          659            514
                                                                  --------       --------
Commitments and contingencies                                           --             --
Shareholders' equity-
Preferred stock, no par value, 1,000,000 shares authorized,
  none issued                                                           --             --
Class A nonvoting common stock, no par value, 65,000,000
  shares authorized; 49,476,000 and 14,136,000 issued and
  outstanding at August 31, 1996 and 1995, respectively                 65             18
Class B voting common stock, no par value, 3,000,000
  shares authorized; 576,000 issued and outstanding                      1              1
Additional paid-in capital                                          41,201         37,378
Retained earnings                                                   39,347         17,955
                                                                  --------       --------
Total shareholders' equity                                          80,614         55,352
                                                                  --------       --------
Total liabilities and shareholders' equity                        $137,850       $102,132
                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                (In thousands)

                                                         Common Stock
                                  ----------------------------------------------------------
                                                          Class A             Class B
                                        Common            Nonvoting             Voting
                                  ------------------  ------------------  ------------------   Additional
                                             Stated              Stated              Stated     Paid-In    Retained
                                   Shares    Value     Shares    Value     Shares    Value      Capital    Earnings
                                  --------  --------  --------  --------  --------  --------   ----------  ---------
Balance at August 31, 1993          1,152      $ 10        --       $ --        --      $ --     $   113    $   497
Recapitalization:
  6,909,000 shares of Class
  A Common Stock and 576,000
  shares of Class B Common
  Stock issued in exchange for
  1,152,000 shares of common
  stock                            (1,152)      (10)    6,909          9       576         1
Grant of stock options                                                                             1,869
Net income                                                                                                    4,912
                                  --------  --------  --------  --------  --------  --------   ----------  ---------
Balance at August 31, 1994             --        --     6,909          9       576         1       1,982      5,409
Stock issued in public offering                         3,516          4                          34,854
Stock issued under stock
  purchase plans                                           29                                        388
Stock issued under stock
  option plans                                             12                                         97
Stock canceled under stock
  option plans                                             (3)                                       (22)       (54)
4-for-3 stock split, April 95                           3,673          5                              (5)
Tax benefit related to
  exercise of options                                                                                 84
Net income                                                                                                   12,600
                                  --------  --------  --------  --------  --------  --------   ----------  ---------
Balance at August 31, 1995             --        --    14,136         18       576         1      37,378     17,955
Stock issued under stock
  purchase plans                                           84                                        912
Stock issued under stock
  option plans                                            315                                        373
3-for-2 stock split, Sep 95                             7,356         10                             (10)
3-for-2 stock split, Feb 96                            11,034         15                             (15)
3-for-2 stock split, May 96                            16,551         22                             (22)
Tax benefits related to
  disqualifying dispositions
  and exercise of options                                                                          2,585
Net income                                                                                                   21,392
                                  --------  --------  --------  --------  --------  --------   ----------  ---------
Balance at August 31, 1996             --      $ --    49,476       $ 65       576       $ 1     $41,201    $39,347
                                  ========  ========  ========  ========  ========  ========   ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                  Year Ended August 31,
                                             ------------------------------
                                               1996       1995       1994
                                             --------   --------   --------
Net cash received from (used for)
  operating activities:
Cash received from customers                 $206,268   $159,349   $117,187
Cash paid to employees and suppliers         (169,072)  (129,442)  (105,858)
Interest received                               2,934      2,207        280
Interest paid                                     (77)       (96)      (153)
Net income taxes paid                         (14,230)    (9,692)    (4,962)
                                             --------   --------   --------
Net cash received from operating activities    25,823     22,326      6,494
                                             --------   --------   --------
Net cash received from (used for)
  investing activities:
Purchase of short-term investments            (18,636)
Proceeds from sale of short-term
  investments                                   5,363
Purchase of property and equipment            (10,350)    (9,944)    (4,724)
Purchase of non-operating property             (3,207)
Additions to educational program
  production costs                             (1,096)    (1,548)    (1,380)
Cash paid at acquisition of Western,
  net of cash acquired                           (585)
Proceeds from sale of assets                       75
                                             --------   --------   --------
Net cash used for investing activities        (28,436)   (11,492)    (6,104)
                                             --------   --------   --------
Net cash received from (used for)
  financing activities:
Tax benefits related to disqualifying
  dispositions and exercise of options          2,585         84
Issuance of stock                               1,284     35,321
Principal payments on long-term debt                        (181)      (912)
Retirement of stock                                          (54)
Borrowings on line of credit                                         11,190
Repayments of borrowings on line of credit                          (11,190)
Proceeds from sale-leaseback of assets                                2,401
                                             --------   --------   --------
Net cash received from financing activities     3,869     35,170      1,489
                                             --------   --------   --------
Net increase in cash and cash equivalents       1,256     46,004      1,879
Cash and cash equivalents, beginning
  of period                                    50,726      4,722      2,843
                                             --------   --------   --------
Cash and cash equivalents, end of period     $ 51,982   $ 50,726   $  4,722
                                             ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

     Apollo Group, Inc. ("Apollo" or the "Company"), through its wholly-owned subsidiaries The University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults.

     UOP is a regionally accredited, private institution of higher education offering bachelor's and master's degree programs in business, management, computer information systems, education and health care. UOP currently has 47 campuses and learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Utah and Puerto Rico. UOP also offers its educational programs worldwide through Online
(TM), its computerized educational delivery system. UOP is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA").

     IPD provides program development and management services under long-term contracts to 18 regionally accredited private colleges and universities. IPD is currently operating at 34 campuses and learning centers in 20 states.

     WIU currently offers undergraduate and graduate degree programs at four campuses and learning centers in Phoenix, Fort Huachuca and Douglas, Arizona and London, England. WIU was acquired on September 1, 1995. See Note 3.

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1996, 1995 and 1994 relate to the fiscal years ended August 31, 1996, 1995 and 1994, respectively.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation -------------------------------------------------

     The consolidated financial statements include the accounts of Apollo and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

New Accounting Pronouncement ------------------------------------------------

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued in October 1995 and is effective for the Company's 1997 fiscal year. SFAS No. 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements in 1997. Such an election, if made, would not change the Company's current accounting treatment for stock-based compensation.

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

Restricted Cash -------------------------------------------------------------

     The U.S. Department of Education (the "DOE") requires that Title IV Program funds collected for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds transferred to the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of collection. Restricted cash is excluded from cash received from operating activities in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company's operating accounts. The Company's restricted cash is invested primarily in municipal and U.S. Treasury backed securities with maturities of ninety days or less.

Short-Term Investments ------------------------------------------------------

     Short-term investments consist of $10.3 million of municipal securities and $3.0 million of U.S. Treasury securities with original maturities greater than three months but less than one year. Short-term investments are stated at amortized cost which approximates market value. It is the Company's intention to hold these investments until maturity. During 1996, the Company liquidated its entire available-for-sale portfolio and received $571,000 of proceeds that approximated its carrying value.

Revenues, Receivables and Related Liabilities -------------------------------

     The Company's educational programs range in length from one-day seminars to degree programs lasting up to four years. Long-term programs are billed in blocks of time ranging in length from five weeks to three months.
Seminars and other shorter term programs are usually billed in one installment. Billings occur when the student first attends a session resulting in the recording of a receivable and a deferred tuition revenue liability for the amount billed. The deferred tuition revenue liability is recognized into income pro rata over the period of instruction. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded, generally on a pro rata basis. Because most of the Company's educational programs are billed in short blocks of time ranging from five to six weeks, most of the deferred tuition revenue liability at the end of each period will be recognized into income within five to six weeks following the end of that period.

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

     Receivables consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Trade receivables                                     $28,925      $17,991
Interest receivable                                       302          208
Income taxes receivable                                   452          137
                                                      -------      -------
                                                       29,679       18,336
Less allowance for doubtful accounts                   (3,694)      (2,453)
                                                      -------      -------
  Total receivables, net                              $25,985      $15,883
                                                      =======      =======

     Bad debt expense was $1.7 million, $1.8 million and $1.8 million for 1996, 1995 and 1994, respectively.

     Student deposits and deferred tuition consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Student deposits                                      $21,437      $17,756
Deferred tuition revenue                               14,299       10,872
                                                      -------      -------
  Total student deposits and deferred tuition         $35,736      $28,628
                                                      =======      =======

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

Property and Equipment ------------------------------------------------------

     Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all buildings, furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years, except software which is depreciated over three to five years and buildings which are depreciated over 30 years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Depreciation and amortization expense was $4.5 million, $2.8 million and $2.0 million for 1996, 1995 and 1994, respectively. Maintenance and repairs are expensed as incurred.

Educational Program Production Costs ----------------------------------------

     Direct costs incurred in the original production of, and improvements to, educational courses are capitalized, then amortized as expense using the 150% declining balance method over a three year period beginning in the month the courses are placed in service. Courses are generally placed in service within four to ten months after the program production commences. These direct costs primarily include contract-based curriculum development and salaries and wages for staff directly engaged in the development process.
Any unamortized cost is charged to expense whenever a course or program is discontinued. From 1994 through 1996, less than 6% of these courses were discontinued within three years of being placed in service. Indirect costs related to the curriculum development process, such as space rent and supplies, are expensed as incurred. Amortization expense was $1.4 million per year in 1996, 1995 and 1994.

Deferred Rental Payments and Deposits ---------------------------------------

     The Company records rent expense using the straight-line method over the term of the lease agreement. Accordingly, deferred rental payment liabilities are provided for lease agreements that specify scheduled rent increases over the lease term. Rental deposits are provided for lease agreements that specify payments in advance or scheduled rent decreases over the lease term.

Cost in Excess of Fair Value of Assets Purchased ----------------------------

     The Company amortizes costs in excess of fair value of assets purchased on a straightline method over the estimated useful life. At August 31, 1996, the Company's cost in excess of fair value of assets purchased relates solely to the acquisition of certain assets of Western International University, which is being amortized over a 15-year period. Total amortization in 1996 was $107,000. Recoverability is reviewed to determine if there have been any events or changes in circumstances that indicate that the carrying value may exceed fair value.

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

Start-up Costs --------------------------------------------------------------

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled $3.6 million in 1996, $1.1 million in 1995 and $1.0 million in 1994.

Non-Operating Income and Expense --------------------------------------------

     Interest income is included in net revenues and totaled $3.0 million, $2.4 million and $280,000 for 1996, 1995 and 1994, respectively. Interest expense, including the imputed interest on deferred compensation agreements, is expensed as incurred.

Income Taxes ----------------------------------------------------------------

     Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from compensation not yet deductible for tax purposes, limitations on bad debt deductions for tax purposes and the use of accelerated depreciation methods.

     When options granted under the Company's stock option plans are exercised, the Company receives a tax deduction related to the difference between the market value of its Class A Common Stock at the date of exercise and the sum of the exercise price and any compensation expense recognized for financial reporting purposes. The Company receives a similar tax benefit for disqualifying dispositions of stock acquired by employees under the 1994 Employee Stock Purchase Plan. The tax benefits resulting from these tax deductions, totaling $2.6 million in 1996 and $84,000 in 1995, are reflected as a decrease in the Company's income tax liabilities and an increase to additional paid-in capital.

Stock Splits and Common Stock -----------------------------------------------

     In September 1994, the Company's Class A and Class B Common Stock underwent a 1.118 to 1 stock split. From March 1995 to May 1996, the Company's Board of Directors authorized four separate stock splits effected in the form of stock dividends as follows:

                                  For Shareholders
Date Authorized      Type         of Record on           Date Distributed
-----------------    -------      -----------------      ------------------
March 24, 1995       4-for-3      April 7, 1995          April 29, 1995
August 25, 1995      3-for-2      September 8, 1995      September 22, 1995
February 2, 1996     3-for-2      February 16, 1996      February 29, 1996
May 8, 1996          3-for-2      May 21, 1996           May 31, 1996


     All Common Stock amounts, Common Stock prices and earnings per share figures for periods prior to the stock splits effected in the form of stock dividends have been restated to reflect the effect of all previous stock splits effected in the form of stock dividends except for the number of shares outstanding and the related impact on the stated value of Class A Common Stock and additional paid-in capital on the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity.

     On January 24, 1996, the Company completed a secondary public offering of 9,281,000 shares of Class A Common Stock, sold by certain management shareholders of the Company. On January 26, 1996, the underwriters exercised their option to purchase an additional 1,393,000 shares from the selling shareholders. The sale made pursuant to the underwriters' over-allotment option was completed on January 30, 1996. The Company did not receive any of the proceeds of the offering.

     On October 15, 1996, the Company's shareholders approved an amendment to the Company's articles of incorporation increasing the number of authorized shares of Class A Common Stock from 65.0 million to 400.0 million. This amendment did not effect the number of shares then outstanding.

Earnings Per Share ----------------------------------------------------------

     Net income per share is computed using the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period after giving retroactive effect to the stock splits effected in the form of stock dividends described above. Shares subject to stock options issued during the 12-month period prior to the initial public offering are considered common equivalent shares for all periods prior to the initial public offering, pursuant to the requirements of the Securities and Exchange Commission (the "SEC"). The amount of any tax benefit to be credited to capital related to the exercise of options and disqualifying dispositions under the Company's Employee Stock Purchase Plan is included when applying the treasury stock method to stock options in the computation of earnings per share. The exercise of outstanding stock options would not result in a material dilution of earnings per share.

Reclassifications -----------------------------------------------------------

     Certain amounts reported for the year ended August 31, 1995 have been reclassified to conform to the 1996 presentation, having no effect on net income.


NOTE 3.  FINANCIAL AID PROGRAMS

     Approximately 40%-50% of the Company's net revenues was received from students who participated in government sponsored financial aid programs under Title IV of the Higher Education Act of 1965, as amended. These financial aid programs consist generally of: (1) guaranteed student loans that are issued directly to the students and are non-recourse to the Company and (2) direct grants to students. Annually, the DOE publishes the default rates of students participating in the Federal Family Education Loan ("FFEL") programs.

     The latest student default rates as reported by the DOE for these FFEL student loans are as follows:

                                                  For Loans Entering
                                                 Repayment During the
                                                 DOE Fiscal Year Ended
                                                      September 30,
                                               --------------------------
                                                1993      1992      1991
                                               ------    ------    ------
Students attending:
  UOP campuses                                   5.0%      5.0%      3.5%
  IPD client institutions                        5.9%      5.1%      4.6%
  Western campuses                               4.2%      4.7%      7.5%
National average                                11.6%     15.0%     17.8%


NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Furniture and equipment                               $24,041      $16,494
Software                                                3,467        3,196
Leasehold improvements                                  1,042        1,032
Land and buildings                                        350          350
                                                      -------      -------
                                                       28,900       21,072
Less accumulated depreciation                          (9,975)      (7,682)
                                                      -------      -------
  Property and equipment, net                         $18,925      $13,390
                                                      =======      =======

NOTE 5.  EDUCATIONAL PROGRAM PRODUCTION COSTS

     Educational program production costs consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Educational program production costs                  $ 8,012      $ 7,722
Less accumulated amortization                          (6,566)      (5,759)
                                                      -------      -------
  Educational program production costs, net           $ 1,446      $ 1,963
                                                      =======      =======

     The net effect on pre-tax income of the capitalization and amortization of educational program production costs amounted to a decrease of $516,000 in 1996, an increase of $49,000 in 1995 and a decrease of $36,000 in 1994.


NOTE 6.  NON-OPERATING PROPERTY

     Non-operating property consists of approximately 13 acres of land purchased in December 1995 for the possible relocation of the Company's corporate headquarters and 105 acres of undeveloped land located in Santa Cruz County, California, a substantial portion of which was acquired from a related party in 1991. As a result of poor market conditions in Northern California, the Company recorded a $196,000 writedown related to the Santa Cruz land in 1996 ($117,000 after related tax benefit), a $104,000 writedown in 1995 ($60,000 after related tax benefit) and a $135,000 writedown in 1994 ($80,000 after related tax benefit). These writedowns were based on independent appraisals dated June 1996, May 1995 and August 1994, respectively.


NOTE 7.  COSTS IN EXCESS OF FAIR VALUE OF ASSETS PURCHASED

     Effective September 1, 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by NCA. The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. WIU acquired accounts receivable, notes receivable, furniture, fixtures, equipment, certain contracts and student agreements, copyrights, trademarks, securities, cash, goodwill and certain other assets of Western. The original acquisition price of $2.1 million, including $237,000 paid in cash at or prior to closing, was adjusted to $3.0 million due to an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other related liabilities.

     The acquisition was accounted for under the purchase method and, accordingly, the results of operations related to this new subsidiary has been included with those of the Company for periods subsequent to the date of acquisition. Results of operations for Western prior to the acquisition were not material in relation to the Company's operation as a whole.

NOTE 8.  SHORT-TERM BORROWINGS

     At August 31, 1996, the Company had no amounts borrowed against its $4.0 million unsecured line of credit. The line of credit bears interest at prime (8.25% at August 31, 1996). The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in December 1997. The Company is in compliance with the restrictive covenants contained in its line of credit agreement. The Company's line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender's consent.


NOTE 9.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Salaries and wages                                    $ 4,713      $ 4,252
Employee benefits and payroll withholdings              2,201        1,856
Other accruals                                          4,011        3,854
                                                      -------      -------
  Total other accrued liabilities                     $10,925      $ 9,962
                                                      =======      =======


NOTE 10.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

     The Company provides various health, welfare and disability benefits to its full-time salaried employees which are funded primarily by Company contributions. The Company does not provide postemployment or postretirement health care and life insurance benefits to its employees.

     The Company sponsors a 401(k) plan which is available to all employees of the Company who have completed one year and at least 1,000 hours of continuous service. The Company matches 100% of the contributions from the first $10,000 of a participant's annual pre-tax earnings. Contributions from the participant's earnings in excess of $10,000 are matched by the Company at 18.5%. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $1.1 million, $848,000 and $745,000 for 1996, 1995 and 1994, respectively.

     In addition, the Company has three stock-based compensation plans that were adopted in 1994: the Apollo Group, Inc. Director Stock Plan ("Director Stock Plan"), the Apollo Group, Inc. Long-Term Incentive Plan ("LTIP") and the Apollo Group, Inc. 1994 Employee Stock Purchase Plan ("Purchase Plan"). The Director Stock Plan currently provides for an annual grant of options to the Company's nonemployee directors to purchase 13,500 shares, adjusted for stock splits, of the Company's Class A Common Stock on September 1 of each year. Under the LTIP, the Company may grant options, incentive stock options, stock appreciation rights and other stock-based awards to certain officers or key employees of the Company. At August 31, 1996, there were

274,000 and 1.3 million shares available for issuance under the Director Stock Plan and LTIP, respectively, and, to date, only non-qualified stock options have been granted. A summary of the activity related to the stock options granted under the Director Stock Plan and LTIP follows, in thousands of shares:

     Outstanding at August 31, 1993                             --
     June 2, 1994 grant @ $.42 per share                       830
                                                            ------
     Outstanding at August 31, 1994                            830

     December 6, 1994 grant at $2.45 per share                 904
     Exercised at $2.45 per share                              (40)
     Canceled at $2.45 per share                                (9)
                                                            ------
     Outstanding at August 31, 1995                          1,685

     Granted at $8.96 to $11.30 per share                    2,120
     Exercised at $.42 to $2.46 per share                     (315)
     Canceled at $2.45 to $11.30 per share                     (48)
                                                            ------
     Outstanding at August 31, 1996                          3,442
                                                            ======

     Exercisable at August 31, 1996                          1,411
                                                            ======

     Available for issuance at August 31, 1996               1,603
                                                            ======

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

     In September 1995, the Company increased the number of shares of Class A Common Stock available for issuance under the LTIP from 1.4 million to 3.7 million. At the same time, the Company granted an additional 2.1 million options to purchase shares of Class A Common Stock, at $11.2978 per share, to officers and certain key employees under the LTIP. The options vest 25% at the end of seven years from the date of grant and ratably thereafter over the eighth to approximate tenth year. This vesting period may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days and if certain profit goals, defined for groups of individuals, are also achieved.

     The Purchase Plan allows employees of the Company to purchase up to 2.3 million shares of the Company's Class A Common Stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of: (1) the fair market value (as defined in the Purchase Plan) of a share of Class A Common Stock on the participant's enrollment date into the respective quarterly offering period or (2) the fair market value of a share of Class A Common Stock on the purchase date. During the year ended August 31, 1996, 84,297 shares were purchased by eligible employees at prices ranging from $6.71 to $21.71 per share. At August 31, 1996, there are 2.0 million shares available for purchase under the Purchase Plan.


NOTE 11.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Deferred compensation and note agreements
  discounted at 7.5% to 12%                           $ 1,515      $ 1,004
Deferred rental payments                                  398          315
                                                      -------      -------
  Total long-term liabilities                           1,913        1,319
  Less current portion                                   (140)        (118)
                                                      -------      -------
  Total long-term liabilities, net                    $ 1,773      $ 1,201
                                                      =======      =======

     The aggregate maturities of all long-term liabilities for each of the five fiscal years subsequent to August 31, 1996 are: 1997--$140,000; 1998-- $350,000; 1999--$192,000; 2000--$177,000; 2001--$130,000.

     The undiscounted deferred compensation liability was $1.7 million and $1.8 million at August 31, 1996 and 1995, respectively. The undiscounted note payable in connection with the WIU acquisition was $700,000 at August 31, 1996. The discount rates for these agreements were determined at the date of each respective agreement based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the respective agreements.

NOTE 12.  LEASES

     The Company is obligated under facility and equipment leases that are classified as operating leases. Following is a schedule of future minimum lease commitments as of August 31, 1996, in thousands:

                                         Operating Leases
                                    ---------------------------
                                                      Equipment
                                    Buildings          & Other
                                    ---------         ---------
        1997                          $15,089            $  897
        1998                           14,605               368
        1999                           13,755               141
        2000                           12,378                 1
        2001                           10,162
        Thereafter                     14,489
                                    ---------         ---------
                                      $80,478            $1,407
                                    =========         =========

     Facility and equipment rent expense totaled $19.9 million, $16.5 million and $13.8 million for 1996, 1995 and 1994, respectively.


NOTE 13.  INCOME TAXES

     Pre-tax earnings and the related components of the income tax provision are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1996      1995      1994
                                              -------   -------   -------
Pre-tax earnings:
United States                                 $34,322   $21,401    $8,104
Puerto Rico                                       675       428       191
                                              -------   -------   -------
  Total pre-tax earnings                      $34,997   $21,829    $8,295
                                              =======   =======   =======
Income tax provision (benefit):
Current -- state and other                    $ 2,841   $ 2,550    $1,072
Current -- federal                             11,239     7,103     3,399
Deferred                                         (475)     (424)   (1,088)
                                              -------   -------   -------
  Total provision for income taxes            $13,605    $9,229    $3,383
                                              =======   =======   =======

     The income tax provision differs from the tax that would result from application of the statutory federal corporate tax rate. The reasons for the differences are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1996      1995      1994
                                              -------   -------   -------
Income tax provision at expected rate
  of 35% for 1996 and 1995 and
  34% for 1994                                $12,249    $7,640    $2,820
State taxes, net of federal benefit             1,777     1,518       536
Nondeductible business meals                      383       172        46
Non-taxable interest income                      (534)     (193)
Other, net                                       (270)       92       (19)
                                              -------   -------   -------
  Total provision for income taxes            $13,605    $9,229    $3,383
                                              =======   =======   =======

     The current and non-current deferred tax assets and liabilities consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1996         1995
                                                      -------      -------
Gross deferred tax assets:
Compensation not yet deductible for tax purposes       $1,376       $1,455
Difference in bad debt deductions for
  financial reporting purposes                          1,438          981
Loss reserves not deductible for tax purposes             591          554
Difference in lease expense deductions                    319          272
Other                                                      85           66
                                                      -------      -------
  Total gross deferred tax assets                       3,809        3,328
                                                      -------      -------
Gross deferred tax liabilities:
Depreciation and amortization of property
  and equipment                                         1,062          547
Deduction of educational program production
  costs for tax purposes                                  391          785
State taxes                                                43          158
                                                      -------      -------
  Total gross deferred tax liabilities                  1,496        1,490
                                                      -------      -------
  Net deferred tax assets                              $2,313       $1,838
                                                      =======      =======

     The net tax assets are reflected in the accompanying balance sheet as follows, in thousands:

Current deferred tax assets, net                       $2,972       $2,352
Noncurrent deferred tax liabilities, net                 (659)        (514)
                                                      -------      -------
  Net deferred tax assets                              $2,313       $1,838
                                                      =======      =======

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that no valuation allowance is required for deferred tax assets in excess of deferred tax liabilities.

NOTE 14.  CASH RECEIVED FROM OPERATING ACTIVITIES

     Following is a reconciliation of net income to net cash received from operating activities, as shown on the consolidated statement of cash flows, in thousands:

                                                       August 31,
                                              ---------------------------
                                                1996      1995      1994
                                              -------   -------   -------
Net income                                    $21,392   $12,600   $ 4,912
Net loss (gain) on disposal of assets             402       602      (141)
Write-down of non-operating assets                196       104       135
Depreciation and amortization of:
  Property and equipment                        4,545     2,751     1,997
  Educational program production costs          1,441     1,375     1,365
  Cost in excess of fair value of
    assets purchased                              107
Writeoff of unamortized cost of
  discontinued educational courses                172       124        51
Bad debt expense                                1,704     1,849     1,822
Compensation expense related to
  grant of options                                                  1,869
Change in assets and liabilities:
  Decrease (increase) in restricted cash          590    (3,781)   (6,098)
  Increase in receivables, net of write-offs  (11,621)   (3,496)   (5,894)
  Increase in deferred tax assets                (620)     (725)     (757)
  Decrease (increase) in other current assets    (413)      312      (940)
  Increase in other assets                       (133)     (113)     (687)
  Increase (decrease) in deferred rent             83       (36)       10
  Increase in deferred compensation contracts       8         6       753
  Increase in accounts payable and accrued
    liabilities                                 1,206     4,058     2,727
  Increase in student deposits and deferred
    tuition                                     6,454     6,396     6,192
  Increase (decrease) in deferred tax
    liabilities                                   145       514      (331)
  Increase (decrease) in income taxes
    payable                                       165      (214)     (491)
                                              -------   -------   -------
     Net cash received from operating
       activities                             $25,823   $22,326   $ 6,494
                                              =======   =======   =======

Supplemental Schedule of Noncash Investing and Financing Activities ---------

     The Company purchased certain assets of Western for a total purchase price of $3.0 million. In conjunction with the acquisition, liabilities were assumed as follows:

     Fair value of assets acquired                          $3,028
     Less cash paid to Western ($237,000) and on behalf of
       Western ($393,000) for the assets acquired             (630)
                                                            ------
     Net liabilities assumed                                $2,398
                                                            ======

Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock. The following sets forth information as of August 31, 1996 concerning the Company's directors and executive officers:

Name                                Age    Position
----------------------------------  ---    -----------------------------------------
John G. Sperling, Ph.D.              75    Chairman of the Board and President
William H. Gibbs                     46    Senior Vice President and Director
Jerry F. Noble                       54    Senior Vice President and Director
John D. Murphy                       50    Senior Vice President-Institutional
                                             Affairs and Director
Peter V. Sperling                    36    Vice President of Administration,
                                             Secretary, Treasurer and Director
James W. Hoggatt                     39    Vice President of Finance and Chief
                                          Financial Officer
Todd S. Nelson                       37    Vice President
J. Jorge Klor de Alva, J.D., Ph.D.   48    Vice President of Business Development
                                             and Director
Dino D. DeConcini                    62    Director
Thomas C. Weir                       62    Director

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

     PETER V. SPERLING has been with the Company since 1983. Mr. Sperling has been the Vice President of Administration since 1992 and the Secretary and Treasurer of the Company since 1988. From 1987 to 1992, Mr. Sperling was the Director of Operations at AEC. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of the Company. Mr. Sperling received his M.B.A from UOP and his B.A. from the University of California at Santa Barbara. Mr. Sperling is the son of John G. Sperling.

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

    J. JORGE KLOR DE ALVA, J.D., Ph.D., has been a Vice President of Business Development of the Company since July 1996, has been a director of the Company since 1991 and is currently a member of the Audit Committee of the Board of Directors of the Company. Dr. Klor de Alva was a Professor of Comparative Ethnic Studies and Anthropology at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor of Anthropology at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies from 1982 to 1989 and was an Associate Professor of Anthropology and Latin American Studies at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as associate professor, assistant professor or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

     DINO J. DECONCINI has been a director of the Company since 1981 and is currently a member of the Audit and Compensation Committees of the Board of Directors of the Company. Mr. DeConcini is currently Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul
R. Gibson & Associates, an international business consulting firm.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1996, its officers and directors complied with all Section 16(a) filing requirements with the following exception: John D. Murphy filed a late Form 3 relating to a transaction involving a transfer of Class A Common Stock into a revocable trust on November 15, 1995.


COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two principal committees: (1) an Audit Committee comprised of Thomas C. Weir (Chairperson), Dino J. DeConcini and
J. Jorge Klor de Alva and (2) a Compensation Committee comprised of Thomas
C. Weir (Chairperson) and Dino J. DeConcini.


MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the year ended August 31, 1996, the Board of Directors of the Company met or acted by written consent on 11 occasions. Each of the Company's directors attended more than 75% of the meetings of the Board of Directors and of meetings held by committees of the Board on which such director served.

Compensation Committee ------------------------------------------------------

     The Compensation Committee of the Board of Directors, which met or acted by written consent once during 1996, reviews all aspects of compensation of executive officers of the Company and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 1996 is set forth below. (See Item 11.)

Audit Committee -------------------------------------------------------------

     The Audit Committee, which met or acted by written consent three times in 1996, represents the Board of Directors in evaluating the quality of the Company's financial reporting process and internal financial controls through consultations with the independent auditors, internal management and the Board of Directors.

Other Committees ------------------------------------------------------------

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

Item 11 -- Executive Compensation


DIRECTOR COMPENSATION

Fees ------------------------------------------------------------------------

     Nonemployee directors of the Company received in 1996 a $12,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. In 1997, these fees have been increased to $15,000, $1,250 and $625, respectively. In addition, such nonemployee directors are reimbursed for out-of-pocket expenses.

Apollo Group, Inc. Director Stock Plan --------------------------------------

     In August 1994, the Board of Directors of the Company adopted the Apollo Group, Inc. Director Stock Plan (the "Director Plan") to attract and retain independent directors for the Company. The Director Plan is administered by a committee appointed by the Board. The aggregate number of shares of Class A Common Stock subject to the Director Plan may not exceed 450,000, subject to adjustment. Options granted under the Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant.
The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. On December 6, 1994, an option to purchase 45,000 shares of the Company's Class A Common Stock at an exercise price of $2.445 per share was granted to each Nonemployee Director (as defined in the Director Plan). In addition, on September 1 of each year, Nonemployee Directors receive an annual grant of options to purchase 13,500 shares, adjusted by stock splits, of the Company's Class A Common Stock.


EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President together with the Company's four other most highly compensated executive officers for the fiscal years ended August 31, 1996, 1995, and 1994:

                       -- SUMMARY COMPENSATION TABLE --

                                                                           Long-Term
                                                Annual                    Compensation
                                             Compensation                    Awards
                                  ---------------------------------  ---------------------
                                                          Other      Restric-   Securities             All Other
                                                          Annual     ted Stock  Underlying   LTIP       Compen-
Name and Principal                Salary<F1>  Bonus    Compensation   Awards     Options    Payouts     sation
Position                   Year      ($)       ($)         ($)          ($)        (#)        ($)         ($)
------------------------  ------- ---------  --------  ------------  ---------  ----------  --------  -----------
John G. Sperling
  Chairman of the Board
  and President            1996    $310,000  $232,500       --          --      137,250        --     $     --
                           1995     310,000   186,000       --          --       50,000        --           --
                           1994     268,750   120,837       --          --       71,552<F2>    --      750,000<F3>
William H. Gibbs
  Senior Vice President
  and President of UOP     1996     180,000   135,000       --          --      137,250        --        2,409<F4>
                           1995     180,000   108,000       --          --       30,000        --        2,361<F4>
                           1994     161,250   125,954       --          --       42,484<F2>    --        2,496<F4>
Jerry F. Noble
  Senior Vice President
  and President of IPD     1996     180,000   135,000       --          --      137,250        --        2,980<F4>
                           1995     180,000   108,000       --          --       30,000        --        2,932<F4>
                           1994     161,250    60,469       --          --       49,192<F2>    --        2,932<F4>
John D. Murphy
  Senior Vice President-
  Institutional Affairs    1996     180,000   135,000       --          --      137,250        --        2,980<F4>
                           1995     180,000   108,000       --          --       30,000        --        2,932<F4>
                           1994     161,250    60,469       --          --       55,900<F2>    --        2,932<F4>
Peter V. Sperling
  Vice President Adminis-
  tration, Secretary and
  Treasurer                1996     170,000   127,000       --          --      137,250        --       52,046<F4>
                           1995     170,000   102,000       --          --       20,000        --       45,982<F4>
                           1994     148,840   121,381       --          --       53,664<F2>    --       45,982<F4>
_______________

<F1>  Messrs. John Sperling, Gibbs, Noble, Murphy and Peter Sperling also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation.

<F2>  These options were issued on June 2, 1994, have a current exercise price of $.416 per share and expire on June 1, 2004. Pursuant to SEC requirements, the Company recorded $1.9 million in compensation expense in 1994 related to these and other options, representing the difference between the current exercise price and an assumed initial public offering price of $2.67 per share multiplied by the 830,115 total shares granted to certain key employees.

<F3>  In 1994, the Company accrued $750,000 in compensation expense pursuant to a deferred compensation agreement with Dr. Sperling that represents the present value of all benefits expected to be paid in the future by the Company pursuant to such plan. See "Executive Compensation-- Employment and Deferred Compensation Agreements."

<F4>  Amounts shown consist of: (1) contributions made by the Company to the
      Company's Savings and Investment Plan (as described herein) paid in fiscal years 1996, 1995 and 1994, respectively as follows: $2,409, $2,361 and $2,496 on behalf of Mr. Gibbs; and $2,980, $2,932 and $2,932 on behalf of Messrs. Noble, Murphy and Peter Sperling and (2) premiums of $49,066 paid in 1996 and $43,050 paid in 1995 and 1994 attributable to collateral split dollar life insurance premiums for Mr. Peter Sperling, $10 million face value, the beneficiaries of which are designated by Mr. Peter Sperling. Under this policy the Company is entitled to receive, upon the occurrence of certain events, any premiums the Company paid for the policy. Mr. Peter Sperling is entitled to the excess of the cash value over the amount of the premiums paid by the Company.

     The following table discloses options granted by the Company to the Chairman of the Board and President and the four other most highly compensated executive officers of the Company for the fiscal year ended August 31, 1996:

                  -- OPTION GRANTS IN THE LAST FISCAL YEAR --

                            Option Grants in Fiscal Year 1996                  Potential Realizable
                      ----------------------------------------------             Value at Assumed
                                     % of Total                                             Annual Rates of
                       Number of    Options/SARs                                    Stock Price
                       Securities    Granted to     Exercise                      Appreciation for
                       Underlying     Employees      or Base                        Option Term
                      Options/SARs    in Fiscal       Price     Expiration    ----------------------
Name                   Granted<F1>       Year       ($/Share)      Date           5%         10%
------------------     ----------    -----------    ---------    ---------    --------    ----------
John G. Sperling        137,250          6.6         $11.30       9/21/05     $975,179    $2,471,294
William H. Gibbs        137,250          6.6          11.30       9/21/05      975,179     2,471,294
Jerry F. Noble          137,250          6.6          11.30       9/21/05      975,179     2,471,294
John D. Murphy          137,250          6.6          11.30       9/21/05      975,179     2,471,294
Peter V. Sperling       137,250          6.6          11.30       9/21/05      975,179     2,471,294
_______________

<F1>  Options granted in 1996 are pursuant to the Apollo Group, Inc.
      Long-Term Incentive Plan and vest 25% at the end of seven years and ratably thereafter over the eighth to approximate tenth year. The vesting period may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days and if certain profit goals are also achieved. Such options are exercisable for a period not to exceed ten years from the date of grant.

     The following table discloses the number of shares received from the exercise of Company options, the value received therefrom and the number and value of in-the-money and out-of-the-money options held by the Company's Chairman of the Board and President and the four other most highly compensated officers of the Company for the fiscal year ended August 31, 1996:

             -- AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1996 --
                     AND OPTION VALUES AT AUGUST 31, 1996

                                                                              Value of Unexercised
                     Shares                    Number of Unexercised        Money Options at Fiscal
                    Acquired      Value      Options at Fiscal Year-End            Year-End
                   on Exercise   Realized    ---------------------------  ---------------------------
Name                   (#)         ($)       Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------  -----------   ---------   -----------   -------------  -----------   -------------
John G. Sperling        --          --         273,492        137,250      $6,632,148     1,949,252
William H. Gibbs        --          --         163,089        137,250       3,954,049     1,949,252
Jerry F. Noble          --          --         178,182        137,250       4,332,649     1,949,252
John D. Murphy          --          --         193,275        137,250       4,711,249     1,949,252
Peter V. Sperling       --          --         165,744        137,250       4,066,300     1,949,252

Employment and Deferred Compensation Agreements ----------------------------

     In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. John G. Sperling, the Chairman of the Board and President of the Company. The term of the Employment Agreement is for a four-year term, and expires in December 31, 1997. Thereafter, it is automatically renewable for additional one-year periods. Effective September 1, 1994, under the Employment Agreement to Dr. Sperling receives an annual base salary of $310,000. This salary may be adjusted annually by the Compensation Committee of the Board of Directors. Effective for 1997 and 1998, Dr. Sperling's salary was increased to $387,500. The Company may terminate the Employment Agreement only for cause and Dr. Sperling may terminate the Employment Agreement at any time upon 30 days written notice.

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


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of independent outside members of the Company's Board of Directors. The Committee reviews and approves each of the elements of the executive compensation program of the Company and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the Committee administers the key provisions of the executive compensation program and reviews with the Board of Directors in detail all aspects of compensation for the Company's executives. During 1996, Jorge Klor de Alva resigned from the Compensation Committee as a result of his employment with the Company, and was replaced by Dino DeConcini. The Committee has furnished the following report on executive compensation:

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

Base Salary -----------------------------------------------------------------

     Each of the Company's executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries. The base salaries in 1996 were effective for the period from September 1994 and through August 1996. In setting the base salaries, the Committee reviewed and considered compensation information provided by an independent compensation consulting firm. The Company targets base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Committee also takes into account individual experience and performance and specific needs particular to the Company.

     Recently, the Committee decided to increase the base salary of each of the Company's executive officers by approximately 25%. This increase was effective beginning September 1996. The Committee determined that such an increase was appropriate in light of the fact that there had been no increase in the base salaries since 1994.

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

     The annual bonuses for Division Executives are tied to both the after-tax net income goal for the Company and the operating profit goal for either UOP or IPD, as applicable. If the applicable operating profit goal is achieved, the Division Executives earn fifty percent (50%) of their respective annual bonuses. The remaining fifty percent (50%) is earned only if the after-tax net income goal for the Company is achieved or exceeded. If the after-tax net income goal for the Company is achieved, the Division Executives are entitled to an additional twenty-five percent (25%) of their respective annual bonuses. The remaining twenty-five percent (25%) of the annual bonuses can be earned by the Division Executives only if the after-tax net income goal for the Company is exceeded. In particular, the Division Executives are entitled to receive an additional one-and-one-quarter percent (1.25%) for each $100,000 by which the after-tax net income goal is exceeded.

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

     In September 1995, the Committee approved a substantial number of stock option grants to the executive officers as part of the Company's 1995 Performance Incentive Grants. These options were granted at fair market value, begin to vest seven years after the grant date and expire 10 years after the grant date. The vesting of the options can be accelerated if certain profit and stock price goals are achieved. The 1995 Performance Incentive Grants are intended to be one-time grants under the Company's Long-Term Incentive Plan. Except for promotions or new hires, the Committee does not currently anticipate granting any additional stock options to the Company's executive officers until 1998.

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

Chief Executive Officer Compensation ----------------------------------------

     Dr. John G. Sperling is the founder, President and Chairman of the Board of Directors of the Company. In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. Sperling. The Employment Agreement terminates on December 31, 1997, but is automatically renewable for additional one-year terms. The Deferred Compensation Agreement provides that upon Dr. Sperling's termination of employment with the Company and until his death, Dr. Sperling shall receive monthly payments equal to 1/12 of his highest annual base salary paid by the Company during any one of the three calendar years preceding the calendar year in which Dr. Sperling's employment is terminated. In addition, upon Dr. Sperling's death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling's death.

     During fiscal year 1996, Dr. Sperling received an annual base salary of $310,000. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was paid a bonus of $232,500 for 1996. Dr. Sperling also was granted options in September 1995 to purchase a total of

137,250 shares of Class A Common Stock in connection with the 1995 Performance Incentive Grants. All options were granted at fair market value and expire ten years after the grant date. These options have an exercise price of $11.30 per share with various vesting periods.

     Under Dr. Sperling's leadership, the Company's net revenues increased 31.1%, to $214.3 million in 1996 from $163.4 million in 1995. In addition, earnings per share increased to $.42 in 1996 from $.27 in 1995. Shareholder value also has increased over this same period. For example, the closing price at August 31, 1995 was $8.89 per share whereas the closing price for the Company's Class A Common Stock on August 31, 1996, as reported on the Nasdaq National Market, was $25.50 per share.

     All share numbers and prices contained in this report have been adjusted for the stock splits effected in the form of stock dividends that were approved by the Company's Board of Directors.


                         -- COMPENSATION COMMITTEE --

                                Thomas C. Weir
                               Dino J. DeConcini
                         J. Jorge Klor de Alva, Ph.D.

STOCK PERFORMANCE GRAPH

     The line graph below compares the cumulative total shareholder return on the Company's Class A Common Stock with the cumulative total return for the Standard & Poor's 400 Index and an index of Company-selected peer group companies for the period from December 6, 1994 (the effective date of the Company's initial public offering) through August 31, 1996. The graph assumes that the value of the investment in the Company's Class A Common Stock and each index was $100 at December 6, 1994, and that all dividends paid by those companies included in the indexes were reinvested.

                                           Dec. 6     Aug. 31    Aug. 31
                                            1994       1995       1996
                                          --------   --------   --------
Apollo Group, Inc. Class A Common Stock    $100.00    $336.80    $966.30
S&P 400                                     100.00     123.40     143.23
Education Peer Group                        100.00     130.82     140.96

     The education peer group is composed of the publicly-traded common stock of 16 education-related companies that include Berlitz International, Inc., California Culinary Academy, Inc., Canterbury Corporate Services Inc., Children's Discovery Centers of America, Inc., DeVry Inc., Education Alternatives, Inc., Flightsafety International, Industrial Training Corp., ITT Educational Services, Inc., KinderCare Learning Centers, Inc., National Education Corporation, Nobel Education Dynamics, Inc., Sylvan Learning Systems, Inc., TRO Learning, Inc., Wave Technologies International, Inc. and Whitman Medical Corp. Two of the companies included in prior year's education peer group are not included above as their stock was not publicly-traded at August 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee reviews and acts on matters relating to compensation levels and benefit plans for the Company's executive officers. The Compensation Committee currently consists of Thomas C. Weir and Dino J. DeConcini.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of October 10, 1996. Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

                                               Class A                          Class B
                                               Shares                           Shares
                                              of Common                        of Common
Name and Address of Beneficial Owner<F1>        Stock           % Owned          Stock       % Owned
---------------------------------------   ----------------     ---------      -----------   ----------
John G. Sperling                          11,118,364<F2><F3>     22.4%        243,081<F12>      42.2%
Peter V. Sperling                         11,642,594<F2><F4>     23.5         232,068<F13>      40.3
William H. Gibbs                             749,113<F5>          1.5          27,950<F14>       4.9
Jerry F. Noble                               885,797<F6>          1.8          27,950            4.9
John D. Murphy                               930,467<F7>          1.9          27,950<F15>       4.9
J. Jorge Klor de Alva                         58,500<F8>           .1              --             --
Dino J. DeConcini                             45,825<F9>           .1              --             --
Thomas C. Weir                                45,000<F10>          .1              --             --
Total for All Directors and Executive
 Officers as a Group (10 persons)         24,493,537<F11>        48.3         575,769          100.0

_______________

<F1>   The address of each of the listed shareholders, unless noted
       otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

<F2>   Includes 1,498,360 shares held by the John Sperling 1994 Irrevocable
       Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

<F3>   Includes 273,492 shares that Mr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F4>   Includes 165,744 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F5>   Includes 163,089 shares that Mr. Gibbs has the right to acquire within
       60 days of the date of the table set forth above.

<F6>   Includes 178,182 shares that Mr. Noble has the right to acquire within
       60 days of the date of the table set forth above.

<F7>   Includes 193,275 shares that Mr. Murphy has the right to acquire within 60 days of the date of the table set forth above.

<F8>   These are shares that Mr. Klor de Alva has the right to acquire within
       60 days of the date of the table set forth above.

<F9>   Includes 45,375 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

<F10>  Includes 43,500 shares that Mr. Weir has the right to acquire within
       60 days of the date of the table set forth above.


<F11>  Includes 1,232,440 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth.

<F12>  Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F13>  Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

<F14>  Includes 27,949 shares held by the William H. Gibbs Revocable Trust dated March 8, 1995.

<F15>  Includes 27,949 shares held by the John D. Murphy Revocable Trust dated February 26, 1993.



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

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                             Sequentially
                                                               Numbered
                                                            Page or Method
                                                              of Filing
                                                           ----------------
A.  Financial Statements

    (1) Report of Price Waterhouse LLP                          Page 41

    (2) Consolidated Financial Statements

        (a)  Statement of Operations for the Years
             Ended August 31, 1996, 1995 and 1994               Page 42

        (b)  Balance Sheet as of August 31, 1996
             and 1995                                           Page 43

        (c)  Statement of Changes in Shareholders'
             Equity for the Years Ended August 31,
             1996, 1995 and 1994                                Page 44

        (d)  Statement of Cash Flows for the Years
             Ended August 31, 1996, 1995 and 1994               Page 45

        (e)  Notes to Consolidated Financial Statements         Page 46


B.  Financial Statement Schedule:

    None.


C.  Exhibits
                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
      3.1      Restated and Amended Articles of              Page 82
               Incorporation of the Registrant
               (As Amended Through October 15, 1996)

      3.2      Amended Bylaws of the Registrant              Page 86
               (As Amended Through June 1996)

      4        Restated and Amended Articles of              Page 82
               Incorporation of the Registrant
               filed as Exhibit 3.1

     10.1      Business Loan Agreement between               Page 100
               Apollo Group, Inc. and First
               Interstate Bank

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
     10.2      Apollo Group, Inc. Director Stock             Incorporated by
               Plan                                          reference to
                                                             Exhibit 10.2 of
                                                             the August 31,
                                                             1995 Form 10-K

     10.3      Apollo Group, Inc. Long-Term                  Incorporated by
               Incentive Plan                                reference to
                                                             Exhibit 10.3 of
                                                             Form S-1 No.
                                                             33-83804

     10.4      Apollo Group, Inc. Savings and                Page 136
               Investment Plan

     10.5      Apollo Group, Inc. 1994 Employee              Page 194
               Stock Purchase Plan (As Amended
               Through August 1996)

     10.6      Employment Agreement between Apollo           Incorporated by
               Group, Inc. and John G. Sperling              reference to
                                                             Exhibit 10.6 of
                                                             Form S-1 No.
                                                             33-83804

     10.7      Deferred Compensation Agreement between       Incorporated by
               John G. Sperling and Apollo Group, Inc.       reference to
                                                             Exhibit 10.7 of
                                                             Form S-1 No.
                                                             33-83804

     10.8      Deferred Compensation Agreement between       Incorporated by
               Apollo Group, Inc. and Carole A.              reference to
               Crawford                                      Exhibit 10.8 of
                                                             Form S-1 No.
                                                             33-83804

     10.9      Lease Agreement between Apollo Group,         Incorporated by
               Inc. and Kaiser Center Partners               reference to
                                                             Exhibit 10.9 of
                                                             Form S-1 No.
                                                             33-83804

     10.10     Shareholder Agreement Dated September         Incorporated by
               7, 1994                        .              reference to
                                                             Exhibit 10.10 of
                                                             Form S-1 No.
                                                             33-83804

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
     10.11     Agreement of Purchase and Sale of             Incorporated by
               Assets of Western International               reference to
               University Dated June 30, 1995                Exhibit 10.11 of
               (without schedules and exhibits)              Form 10-K for
                                                             Year Ended
                                                             August 31, 1995

     10.12     Purchase and Sale Agreement Dated             Page 204
               October 10, 1995

     21        List of Subsidiaries                          Incorporated by
                                                             reference to
                                                             Exhibit 21 of
                                                             Form S-1 No.
                                                             33-83804

     23.1      Consent of Price Waterhouse LLP               Page 230

     24        Power of Attorney                             See Signature
                                                             Page

     27        Financial Data Schedule                       Page 231

     99.1      Form of Agreement of Institute for            Incorporated by
               Professional Development                      reference to
                                                             Exhibit 99.1 of
                                                             Form S-1 No.
                                                             33-83804


D.  Reports on Form 8-K

    During the last quarter of the 1996 fiscal year, the Company filed no reports on Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on October 25, 1996.

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

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ John G. Sperling        Chairman of the Board           October 25, 1996
-------------------------   of Directors and President
    John G. Sperling        (Principal Executive Officer)


/s/ William H. Gibbs        Senior Vice President and       October 25, 1996
-------------------------   Director
    William H. Gibbs


/s/ Jerry F. Noble          Senior Vice President and       October 25, 1996
-------------------------   Director
     Jerry F. Noble

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ Peter V. Sperling       Vice President of               October 25, 1996
-------------------------   Administration, Secretary,
   Peter V. Sperling        Treasurer and Director


/s/ J. Jorge Klor de Alva   Vice President of Business      October 25, 1996
-------------------------   Development and Director
  J. Jorge Klor de Alva


/s/ James W. Hoggatt        Vice President of Finance       October 25, 1996
-------------------------   and Chief Financial Officer
    James W. Hoggatt        (Principal Financial and
                            Accounting Officer)


/s/ Dino J. DeConcini       Director                        October 25, 1996
-------------------------
    Dino J. DeConcini


/s/ Thomas C. Weir          Director                        October 25, 1996
-------------------------
      Thomas C. Weir