Form 10-Q
period 1996-11-30
APOLLO GROUP INC
filed 1997-01-10
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  November 30, 1996

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

[X] Yes     [ ] No



              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                             AS OF JANUARY 6, 1997

           Class A Common Stock, no par         49,802,391 Shares
           Class B Common Stock, no par            575,769 Shares

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-Q
                                     INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . . 9



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



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                              November 30,
                                                          ------------------
                                                            1996      1995
                                                          --------  --------
                                                              (Unaudited)
Net revenues                                              $ 66,983  $ 49,727
                                                          --------  --------
Costs and expenses:
Instruction costs and services                              39,608    29,959
Selling and promotional                                      8,479     6,328
General and administrative                                   6,748     5,595
                                                          --------  --------
Total costs and expenses                                    54,835    41,882
                                                          --------  --------
Income before income taxes                                  12,148     7,845
Less provision for income taxes                              4,859     3,256
                                                          --------  --------
Net income                                                $  7,289  $  4,589
                                                          ========  ========
Income per common and common
   equivalent share                                       $    .14  $    .09
                                                          ========  ========
Weighted average common and common
   equivalent shares outstanding                            51,607    50,633

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                                              November 30,   August 31,
                                                                                   1996           1996
                                                                                 --------      ---------
                                                                                (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 60,291      $  51,982
Restricted cash                                                                    13,933         11,285
Short-term investments                                                             14,537         13,273
Receivables, net                                                                   27,880         25,985
Inventory                                                                           2,821          3,112
Deferred tax assets, net                                                            2,807          2,972
Prepaids and other current assets                                                     543            532
                                                                                 --------       --------
Total current assets                                                              122,812        109,141
Property and equipment, net                                                        20,187         18,925
Educational program production costs, net                                           1,505          1,446
Non-operating property                                                              4,321          4,321
Cost in excess of fair value of assets purchased                                    2,415          2,459
Deposits and other assets                                                           2,088          1,558
                                                                                 --------       --------
Total assets                                                                     $153,328       $137,850
                                                                                 ========       ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    140       $    140
Accounts payable                                                                    5,439          7,742
Other accrued liabilities                                                          12,453         10,925
Income taxes payable                                                                2,820            261
Student deposits and deferred tuition                                              39,366         35,736
                                                                                 --------       --------
Total current liabilities                                                          60,218         54,804
                                                                                 --------       --------
Long-term liabilities, less current portion                                         2,070          1,773
                                                                                 --------       --------
Deferred tax liabilities, net                                                       1,035            659
                                                                                 --------       --------
Commitments and contingencies                                                          --             --
                                                                                 --------       --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
  49,652,000 issued and outstanding at November 30, 1996 and 65,000,000 shares
  authorized; 49,476,000 issued and outstanding at August 31, 1996                     65             65
Class B voting common stock, no par value, 3,000,000 shares authorized;
  576,000 issued and outstanding                                                        1              1
Additional paid-in capital                                                         43,286         41,201
Retained earnings                                                                  46,653         39,347
                                                                                 --------       --------
Total shareholders' equity                                                         90,005         80,614
                                                                                 --------       --------
Total liabilities and shareholders' equity                                       $153,328       $137,850
                                                                                 ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                         Three Months Ended
                                                             November 30,
                                                       ----------------------
                                                          1996         1995
                                                       ---------    ---------
                                                            (Unaudited)
Net cash received from (used for) operating activities:
Cash received from customers                           $ 62,417     $ 46,155
Cash paid to employees and suppliers                    (50,981)     (41,522)
Interest received                                           730          692
Interest paid                                                            (20)
Net income taxes paid                                    (1,760)        (546)
                                                       ---------    ---------
Net cash received from operating activities              10,406        4,759
                                                       ---------    ---------
Net cash received from (used for) investing activities:
Purchase of property and equipment                       (2,625)      (2,357)
Additions to educational program production costs          (281)        (307)
Proceeds from sale of assets                                 40
Purchase of short-term investments                       (4,064)
Maturity of short-term investments                        2,798
Cash paid at acquisition of Western,
  net of cash acquired                                                  (584)
                                                       ---------    ---------
Net cash used for investing activities                   (4,132)      (3,248)
                                                       ---------    ---------
Net cash received from (used for) financing activities:
Principal payments on long-term debt                        (50)
Issuance of stock                                           511          240
Tax benefit related to disqualifying dispositions
  and exercise of options                                 1,574          132
                                                       ---------    ---------
Net cash received from financing activities               2,035          372
                                                       ---------    ---------
Net increase in cash and cash equivalents                 8,309        1,883
Cash and cash equivalents, beginning of period           51,982       50,726
                                                       ---------    ---------
Cash and cash equivalents, end of period               $ 60,291     $ 52,609
                                                       =========    =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1996 and 1995 refer to the periods ended November 30, 1996 and 1995, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The 1996 and 1995 interim financial information was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three months ended November 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

                       Review by Independent Accountants


     The financial information as of November 30, 1996, and for the three month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 1996, and the related consolidated statement of operations for the three month period ended November 30, 1996 and the consolidated statement of cash flows for the three month period ended November 30, 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1996, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated October 14, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
January 8, 1997

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements for the three month period ended November 30, 1996 included in Item 1.

     This quarterly report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                                           Three Months Ended
                                                               November 30,
                                                            -----------------
                                                             1996       1995
                                                            ------     ------
                                                               (Unaudited)
Net revenues                                                100.0%     100.0%
                                                            ------     ------
Costs and expenses:
Instruction costs and services                               59.1       60.2
Selling and promotional                                      12.7       12.7
General and administrative                                   10.1       11.3
                                                            ------     ------
Total costs and expenses                                     81.9       84.2
                                                            ------     ------
Income before income taxes                                   18.1       15.8
Less provision for income taxes                               7.2        6.5
                                                            ------     ------
Net income                                                   10.9%       9.3%
                                                            ======     ======

THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1995

     Net revenues increased by 34.7% to $67.0 million in the three months ended November 30, 1996 from $49.7 million in the three months ended November 30, 1995 due primarily to a 24.8% increase in average student enrollments from 1995 to 1996, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP and WIU campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 49,452 in 1996 from 39,617 in 1995. Ending student enrollments at November 30, 1996 and 1995 were 49,453 and 40,158, respectively. Interest income, which is included in net revenues, increased to $890,000 in 1996 from $745,000 in 1995 due primarily to increased cash generated from the Company's operations.

     Instruction costs and services increased by 32.2% to $39.6 million in the three months ended November 30, 1996 from $30.0 million in the three months ended November 30, 1995 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consisted primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 59.1% in the three months ended November 30, 1996 from 60.2% in the three months ended November 30, 1995 due to greater net revenues being spread over the fixed costs related to centralized student services.

     Selling and promotional expenses increased by 34.0% to $8.5 million in the three months ended November 30, 1996 from $6.3 million in the three months ended November 30, 1995 due primarily to increased marketing and advertising at UOP, WIU and IPD campuses and learning centers. These expenses as a percentage of net revenues remained the same in the three months ended November 30, 1996 and 1995.

     General and administrative expenses increased by 20.6% to $6.7 million in the three months ended November 30, 1996 from $5.6 million in the three months ended November 30, 1995 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues decreased to 10.1% in 1996 from 11.3% in 1995 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled $1.2 million for the three months ended November 30, 1996 and $680,000 for the three months ended November 30, 1995. Interest expense, which is allocated among all categories of costs and expenses, was less than $20,000 in 1996 and 1995.

     The Company's effective tax rate decreased to 40.0% in 1996 from 41.5% in 1995. The decrease is due primarily to the effects of increased tax-exempt interest income.

     Net income increased by 58.8% to $7.3 million in 1996 from $4.6 million in 1995 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of general and administrative costs and fixed instruction costs and services.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $62.6 million at November 30, 1996 from $54.3 million at August 31, 1996 due primarily to the $10.4 million in cash generated from operations during the three months ended November 30, 1996. At November 30, 1996, the Company had no outstanding borrowings on its $4.0 million unsecured line of credit, which bears interest at prime. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in December 1997.

     Net cash received from operating activities increased to $10.4 million in the three months ended November 30, 1996 from $4.8 million in the three months ended November 30, 1995 due primarily to the $2.7 million increase in net income from 1995 to 1996 and the timing of receipts from customers and payments to suppliers. Capital expenditures, including additions to educational program production costs, increased to $2.9 million in the three months ended November 30, 1996 from $2.7 million in the three months ended November 30, 1995 primarily to support the increase in student enrollments and number of locations. Total purchases of property and equipment for the year ended August 31, 1997 are expected to total approximately $12 million. Additions to educational program production costs are not expected to exceed $2 million for the year ended August 31, 1997. Startup costs are expected to increase from $3.6 million in 1996 to approximately $5.5 million in 1997 due to recent and planned expansion into new geographic markets.

     Net receivables at November 30, 1996 totaled $27.9 million, or 41.6% of net revenues for the three months ended November 30, 1996. This compares to $26.0 million in net receivables at August 31, 1996 (43.9% of net revenues for the three months ended August 31, 1996) and $17.4 million in net receivables at November 30, 1995 (35.0% of net revenues for the three months ended November 30, 1995). The increase in receivables as a percentage of net revenues from November 1995 to November 1996 is due to a backlog in financial aid processing and a backlog in collections resulting from the substantial growth in new enrollment. As of November 30, 1996, most of the financial aid processing backlog has been reduced and the receivable levels are expected to be reduced as the related cash is collected and applied to students' accounts in the second quarter of fiscal 1997.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of November 30, 1996, the Company had approximately $13.9 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not significantly affected the Company's ability to fund daily operations.

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


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         At a Special Meeting of Shareholders held on October 15, 1996, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation to increase the number of authorized shares of Class A Common Stock, no par value, of the Company from 65,000,000 to 400,000,000 (the "Amendment"). Of the 40,963,836 shares of Class A Common Stock voted at the Special meeting, 36,222,920 shares were voted for the Amendment, 4,730,347 shares were voted against the Amendment and 10,569 shares withheld their votes. All of the 575,769 shares of Class B Common Stock voted for the Amendment.


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 3.1    Amended and Restated Articles of Incorporation of
                    Apollo Group, Inc. (as amended through October 15, 1996)

     Exhibit 15-1   Letter on Unaudited Interim Financial
                    Information

     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: January 10, 1997            By:       /s/  James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

3.1   Amended and Restated Articles of Incorporation of      Incorporated by
      Apollo Group, Inc. (as amended through                 reference to
      October 15, 1996)                                      Exhibit 3.1 in
                                                             the Annual
                                                             Report on Form
                                                             10-K of Apollo
                                                             Group, Inc. for
                                                             the year ended
                                                             August 31, 1996

15-1  Letter on Unaudited Interim Financial Information                   17

27    Financial Data Schedule                                             18