Form 10-Q
period 1997-02-28
APOLLO GROUP INC
filed 1997-03-19
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  February 28, 1997

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

[X] Yes     [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                             AS OF MARCH 14, 1997

           Class A Common Stock, no par         49,857,883 Shares
           Class B Common Stock, no par            575,769 Shares

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



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended   Six Months Ended
                                       February 28 & 29,   February 28 & 29,
                                      ------------------  ------------------
                                        1997      1996       1997    1996
                                      --------  --------  --------  --------
                                         (Unaudited)          (Unaudited)
Net revenues                          $ 61,652  $ 46,358  $128,635  $ 96,085
                                      --------  --------  --------  --------
Costs and expenses:
Instruction costs and services          38,089    29,294    77,697    59,253
Selling and promotional                  8,492     6,640    16,971    12,968
General and administrative               6,586     5,705    13,334    11,300
                                      --------  --------  --------  --------
Total costs and expenses                53,167    41,639   108,002    83,521
                                      --------  --------  --------  --------
Income before income taxes               8,485     4,719    20,633    12,564
Less provision for income taxes          3,393     1,833     8,252     5,089
                                      --------  --------  --------  --------
Net income                            $  5,092  $  2,886  $ 12,381  $  7,475
                                      ========  ========  ========  ========
Net income per share                  $    .10  $    .06  $    .24  $    .15
                                      ========  ========  ========  ========
Weighted average shares outstanding     51,806    51,071    51,706    50,852

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                                                February 28,   August 31,
                                                                                    1997         1996
                                                                                ------------   ----------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 64,434        $ 51,982
Restricted cash                                                                    15,387          11,285
Short-term investments                                                             20,221          13,273
Receivables, net                                                                   27,952          25,985
Inventory                                                                           3,034           3,112
Deferred tax assets, net                                                            2,828           2,972
Prepaids and other current assets                                                     687             532
                                                                                 --------        --------
Total current assets                                                              134,543         109,141
Property and equipment, net                                                        21,187          18,925
Educational program production costs, net                                           1,556           1,446
Non-operating property                                                              5,583           4,321
Cost in excess of fair value of assets purchased                                    2,371           2,459
Deposits and other assets                                                           1,398           1,558
                                                                                 --------        --------
Total assets                                                                     $166,638        $137,850
                                                                                 ========        ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    281        $    140
Accounts payable                                                                    5,883           7,742
Other accrued liabilities                                                          13,115          10,925
Income taxes payable                                                                  450             261
Student deposits and deferred tuition                                              45,073          35,736
                                                                                 --------        --------
Total current liabilities                                                          64,802          54,804
                                                                                 --------        --------
Long-term liabilities, less current portion                                         2,509           1,773
                                                                                 --------        --------
Deferred tax liabilities, net                                                       1,035             659
                                                                                 --------        --------
Commitments and contingencies                                                          --              --
                                                                                 --------        --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --              --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
  49,858,000 issued and outstanding at February 28, 1997 and 65,000,000 shares
  authorized; 49,476,000 issued and outstanding at August 31, 1996                     65              65
Class B voting common stock, no par value, 3,000,000 shares authorized;
  576,000 issued and outstanding                                                        1               1
Additional paid-in capital                                                         46,476          41,201
Retained earnings                                                                  51,750          39,347
                                                                                 --------        --------
Total shareholders' equity                                                         98,292          80,614
                                                                                 --------        --------
Total liabilities and shareholders' equity                                       $166,638        $137,850
                                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                          Six Months Ended
                                                          February 28 & 29,
                                                       ----------------------
                                                          1997         1996
                                                       ---------    ---------
                                                            (Unaudited)
Net cash received from (used for)
operating activities:
Cash received from customers                            $126,728     $94,211
Cash paid to employees and suppliers                     (99,803)    (80,443)
Interest received                                          1,793       1,570
Interest paid                                                            (39)
Net income taxes paid                                     (7,543)     (5,290)
                                                        ---------   ---------
Net cash received from operating activities               21,175      10,009
                                                        ---------   ---------
Net cash received from (used for)
investing activities:
Purchase of property and equipment                        (5,130)     (4,817)
Purchase of non-operating property                        (1,262)     (2,880)
Additions to educational program production costs           (652)       (618)
Proceeds from sale of assets                                  44
Purchase of short-term investments                       (12,376)
Proceeds from sale of short-term investments               5,428
Cash paid at acquisition of Western,
  net of cash acquired                                                  (585)
                                                        ---------   ---------
Net cash used for investing activities                   (13,948)     (8,900)
                                                        ---------   ---------
Net cash received from (used for)
financing activities:
Principal payments on long-term debt                         (50)
Issuance of stock                                          1,399         587
Tax benefits related to disqualifying dispositions and
 exercise of options                                       3,876         361
                                                         --------  ----------
Net cash received from financing activities                5,225         948
                                                        ---------   ---------
Net increase in cash and cash equivalents                 12,452       2,057
Cash and cash equivalents, beginning of period            51,982      50,726
                                                        ---------  ---------
Cash and cash equivalents, end of period                $ 64,434     $52,783
                                                       =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1997 and 1996 refer to the periods ended February 28, 1997 and February 29, 1996, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The 1997 and 1996 interim financial information was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month and six-month periods ended February 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.


4. Effective September 1, 1995, the Company, through its newly formed WIU subsidiary, completed the acquisition of Western International University ("Western"). As previously disclosed, the Company assumed the Title IV liabilities of Western and those liabilities were subject to change based on the results of the U.S. Department of Education (the "DOE") audit of Western's Title IV programs. Although much of the fieldwork was completed in early 1996, the final audit results and amount that the Company is responsible for have not been determined by the DOE at the current time. The original acquisition price of $2.1 million was adjusted to $3.0 million at August 31, 1996 to reflect an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other related liabilities. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates recorded at August 31, 1996. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, respectively, to expense.

                           Review by Independent Accountants


     The financial information as of February 28, 1997, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule
10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 1997, and the related consolidated statement of operations for the three-month and six-month periods ended February 28, 1997 and February 29, 1996 and the consolidated statement of cash flows for the six-month period ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
March 18, 1997

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended February 28, 1997 included in Item 1.

     This quarterly report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain NCA's approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                      Three Months             Six Months
                                     Ended February          Ended February
                                    February 28 & 29,       February 28 & 29,
                                   ------------------       -----------------
                                    1997        1996         1997       1996
                                   ------      ------       ------     ------
                                      (Unaudited)              (Unaudited)
Net revenues                       100.0%      100.0%       100.0%     100.0%
                                   ------      ------       ------     ------
Costs and expenses:
Instruction costs and services      61.8        63.2         60.4       61.6
Selling and promotional             13.7        14.3         13.2       13.5
General and administrative          10.7        12.3         10.4       11.8
                                   ------      ------       ------     ------
Total costs and expenses            86.2        89.8         84.0       86.9
                                   ------      ------       ------     ------
Income before income taxes          13.8        10.2         16.0       13.1
Less provision for income taxes      5.5         4.0          6.4        5.3
                                   ------      ------       ------     ------
Net income                           8.3%        6.2%         9.6%       7.8%
                                   ======      ======       ======     ======

THREE MONTHS ENDED FEBRUARY 28, 1997 (SECOND QUARTER OF 1997) COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 1996 (SECOND QUARTER OF 1996)

     Net revenues increased by 33.0% to $61.7 million in the three months ended February 28, 1997 from $46.4 million in the three months ended February 29, 1996. This is due primarily to an increase in average student enrollments from 1996 to 1997, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP campuses, which include their respective learning centers and most of WIU and IPD campuses had increases in net revenues and average student enrollments from 1996 to 1997. Average student enrollments increased to 51,701 in the three months ended February 28, 1997 from 41,432 in the three months ended February 29, 1996. Ending student enrollments increased to 54,999 at February 28, 1997 from 44,953 at February 29, 1996. Interest income, which is included in net revenues, increased to $956,000 in the three months ended February 28, 1997 from $737,000 in the three months ended February 29, 1996 due primarily to increased cash generated from the Company's operations, offset in part by a lower average yield on the related investments.

     Instruction costs and services increased by 30.0% to $38.1 million in the three months ended February 28, 1997 from $29.3 million in the three months ended February 29, 1996 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 61.8% in the three months ended February 28, 1997 from 63.2% in the three months ended February 29, 1996 due to greater net revenues being spread over the fixed costs related to centralized student services.

      Selling and promotional expenses increased by 27.9% to $8.5 million in the three months ended February 28, 1997 from $6.6 million in the three months ended February 29, 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers. These expenses as a percentage of net revenues decreased to 13.7% in the three months ended February 28, 1997 from 14.3% in the three months ended February 29, 1996 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 15.4% to $6.6 million in the three months ended February 28, 1997 from $5.7 million in the three months ended February 29, 1996 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues decreased to 10.7% in the three months ended February 28, 1997 from 12.3% in the three months ended February 29, 1996 due primarily to higher net revenues being spread over fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $1.1 million in the three months ended February 28, 1997 and $886,000 in the three months ended February 29, 1996. Interest expense, which is allocated among all categories of costs and expenses, was less than $20,000 in the three months ended February 28, 1997 and February 29, 1996.

     The Company's effective tax rate increased to 40.0% in the three months ended February 28, 1997 from 38.8% in the three months ended February 29, 1996. The increase is due primarily to the relative impact of expenses that are non-deductible for tax purposes.

     Net income increased to $5.1 million in the three months ended February 28, 1997 from $2.9 million in the three months ended February 29, 1996 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of general and administrative costs and fixed instruction costs and services.

SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED WITH SIX MONTHS ENDED FEBRUARY 29, 1996

    Net revenues increased by 33.9% to $128.6 million in the six months ended February 28, 1997 from $96.1 million in the six months ended February 29, 1996. This is due primarily to an increase in average student enrollments from 1996 to 1997, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Average student enrollments increased to 50,577 in the six months ended February 28, 1997 from 40,525 in the six months ended February 29, 1996 Interest income, which is included in net revenues, increased to $1.8 million in the six months ended February 28, 1997 from $1.5 million in the six months ended February 29, 1996 due primarily to increased cash generated from the Company's operations, offset in part by a lower average yield on the related investments.

     Instruction costs and services increased by 31.1% to $77.7 million in the six months ended February 28, 1997 from $59.3 million in the six months ended February 29, 1996 due primarily to the direct costs necessary to support the increase in average students enrollments. These costs as a percentage of net revenues decreased to 60.4% in the six months ended February 28, 1997 from 61.6% in the six months ended February 29, 1996 due to greater net revenues being spread over the fixed costs related to centralized student services.

      Selling and promotional expenses increased by 30.9% to $17.0 million in the six months ended February 28, 1997 from $13.0 million in the six months ended February 29, 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers. These expenses as a percentage of net revenues decreased to 13.2% in the six months ended February 28, 1997 from 13.5% in the six months ended February 29, 1996 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 18.0% to $13.3 million in the six months ended February 28, 1997 from $11.3 million in the six months ended February 29, 1996 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues decreased to 10.4% in the six months ended February 28, 1997 from 11.8% in six month ended February 29, 1996 due primarily to higher net revenues being spread over fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $2.3 million for the six months ended February 28, 1997 and $1.6 million for the six months ended February 29, 1996. Interest expense, which is allocated among all categories of costs and expenses, was less than $40,000 in the six months ended February 28, 1997 and February 29, 1996.

     The Company's effective tax rate remained relatively the same at 40.0% and 40.5% in the six months ended February 28, 1997 and February 29, 1996, respectively.

     Net income increased to $12.4 million in the six months ended February 28, 1997 from $7.5 million in the six months ended February 29, 1996 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of general and administrative costs and fixed instruction costs and services.


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $69.7 million at February 28, 1997 from $54.3 million at August 31, 1996 due primarily to the $21.2 million in cash generated from operations during the six months ended February 28, 1997, offset in part by capital expenditures. At February 28, 1997, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit is renewed annually and any amounts borrowed under the line are payable upon its termination in December 1997.

     Net cash received from operating activities increased to $21.2 million in the six months ended February 28, 1997 from $10.0 million in the six months ended February 29, 1996 due primarily to a $4.9 million increase in net income from 1996 to 1997 and the timing of receipts from customers and payments to suppliers. Capital expenditures, including additions to educational program production costs, decreased to $7.0 million in the six months ended February 28, 1997 from $8.3 million in the six months ended February 29, 1996 due primarily to a $1.6 million reduction in non-operating property additions during that same period. Total purchases of property and equipment for the year ended August 31, 1997 are expected to total approximately $12.0 million Additions to educational program production costs are not expected to exceed $2.0 million for the year ended August 31, 1997.

   Startup costs are expected to increase from $3.6 million in 1996 to approximately $5.0 million in 1997 due to recent and planned expansion into new geographical markets. UOP has requested approval from the North Central Association of Colleges and Schools (NCA) for a new doctoral program and the expansion into certain new markets. The requests were reviewed at the March 1997 NCA meeting and have been forwarded to a NCA review panel for consideration in June 1997. Consequently, the Company plans to open its Seattle and Portland campuses in October 1997. In addition, the Company plans to open several new campuses and learning centers in existing markets in 1997 and plans to expand its products and offerings to address increased market demand.

     Net receivables at February 28, 1997 totaled $28.0 million, or 45.3% of second quarter 1997 revenues. This compares to $26.0 million in net receivables at August 31, 1996, or 43.9% of fourth quarter 1996 revenues and $18.7 million at February 29, 1996, or 40.4% of second quarter 1996 revenues. The increase from February 29, 1996 to February 28, 1997 is due primarily to the increase in revenues from 1996 to 1997 and the backlog in collections resulting from the substantial growth in new enrollment. At the present time, most of the financial aid processing backlog noted in the prior quarter has been eliminated.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of February 28, 1997, the Company had approximately $15.4 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements.

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


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On December 13, 1996, the holders of the Company's Class B Common Stock held their annual meeting and unanimously re-elected the Company's Board of Directors in its entirety. In addition, the acts and proceedings of the directors, officers, employees and agents of the Company that were performed and taken within the scope of their respective powers were ratified, approved and adopted by the Class B shareholders.

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the six months ended February 28, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: March 18, 1997            By:         /s/James W. Hoggatt
                                      ----------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information . . . . . . . . . 18

27    Financial Data Schedule . . . . . . . . . . . . .  . . . . . . . . .19