Form 10-Q
period 1997-05-31
APOLLO GROUP INC
filed 1997-06-30
CIK 929887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM  10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ending:  May 31, 1997

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

[X] Yes     [ ] No

              SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                              AS OF June 20, 1997

           Class A Common Stock, no par 50,032,293 Shares
           Class B Common Stock, no par 547,819 Shares

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



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16



EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                            May 31,            May 31,
                                      ------------------  ------------------
                                        1997     1996       1997      1996
                                      --------  --------  --------  --------
                                         (Unaudited)          (Unaudited)
Revenues:
Tuition and other, net                 $76,633   $58,237  $203,422  $152,841
Interest income                          1,209       754     3,055     2,235
                                       -------   -------  --------  --------
Total net revenues                      77,842    58,991   206,477   155,076
                                       -------   -------  --------  --------
Costs and expenses:
Instruction costs and services          43,572    33,978   121,269    93,231
Selling and promotional                  8,492     7,431    25,463    20,399
General and administrative               6,522     4,641    19,856    15,941
                                       -------   -------  --------  --------
Total costs and expenses                58,586    46,050   166,588   129,571
                                       -------   -------  --------  --------
Income before income taxes              19,256    12,941    39,889    25,505
Less provision for income taxes          7,702     5,241    15,954    10,330
                                       -------   -------  --------  --------
Net income                             $11,554   $ 7,700  $ 23,935  $ 15,175
                                       =======   =======  ========  ========
Net income per share                   $   .22   $   .15  $    .46  $    .30
                                       =======   =======  ========  ========
Weighted average shares outstanding     51,827    51,457    51,747    51,054

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                            (Dollars in thousands)
                                                                                   May 31,     August 31,
                                                                                    1997          1996
                                                                                ------------   ----------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                        $ 70,386        $ 51,982
Restricted cash                                                                    17,340          11,285
Short-term investments                                                             22,308          13,273
Receivables, net                                                                   28,912          25,985
Inventory                                                                           2,940           3,112
Deferred tax assets, net                                                            3,020           2,972
Prepaids and other current assets                                                     981             532
                                                                                 --------        --------
Total current assets                                                              145,887         109,141
Property and equipment, net                                                        22,880          18,925
Educational program production costs, net                                           1,769           1,446
Non-operating property                                                              5,584           4,321
Long-term investments                                                               3,142
Cost in excess of fair value of assets purchased                                    2,327           2,459
Deposits and other assets                                                           1,278           1,558
                                                                                 --------        --------
Total assets                                                                     $182,867        $137,850
                                                                                 ========        ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                         $    249        $    140
Accounts payable                                                                    3,700           7,742
Other accrued liabilities                                                          14,427          10,925
Income taxes payable                                                                   17             261
Student deposits and deferred tuition                                              49,537          35,736
                                                                                 --------        --------
Total current liabilities                                                          67,930          54,804
                                                                                 --------        --------
Long-term liabilities, less current portion                                         2,490           1,773
                                                                                 --------        --------
Deferred tax liabilities, net                                                         817             659
                                                                                 --------        --------
Commitments and contingencies                                                          --              --
                                                                                 --------        --------
Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued                --              --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 50,023,000 issued and outstanding at May 31, 1997 and 65,000,000 shares
 authorized; 49,476,000 issued and outstanding at August 31, 1996                      65              65
Class B voting common stock, no par value, 3,000,000 shares authorized;
 548,000 and 576,000 issued and outstanding at May 31, 1997 and
 August 31, 1996, respectively.                                                         1               1
Additional paid-in capital                                                         48,260          41,201
Retained earnings                                                                  63,304          39,347
                                                                                 --------        --------
Total shareholders' equity                                                        111,630          80,614
                                                                                 --------        --------
Total liabilities and shareholders' equity                                       $182,867        $137,850
                                                                                 ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                          Nine Months Ended
                                                               May 31,
                                                       ----------------------
                                                          1997         1996
                                                       ---------    ---------
                                                            (Unaudited)
Net cash received from (used for)operating activities:
Cash received from customers                            $205,342    $151,162
Cash paid to employees and suppliers                    (157,535)   (125,707)
Interest received                                          2,583       2,145
Interest paid                                                            (58)
Net income taxes paid                                   ( 16,074)     (9,714)
                                                        ---------   ---------
Net cash received from operating activities               34,316      17,828
                                                        ---------   ---------
Net cash received from (used for)investing activities:
Purchase of short-term investments                       (17,518)    (11,832)
Proceeds from sale of short-term investments               8,648
Purchase of property and equipment                       ( 8,551)     (6,671)
Purchase of non-operating property                       ( 1,263)     (2,911)
Additions to educational program production costs        ( 1,159)       (922)
Cash paid at acquisition of Western,
  net of cash acquired                                                  (585)
Proceeds from sale of assets                                  62
Purchase of long-term investments                        ( 3,140)
                                                        ---------   ---------
Net cash used for investing activities                   (22,921)    (22,921)
                                                        ---------   ---------
Net cash received from (used for)financing activities:
Tax benefits related to disqualifying dispositions and
 exercise of options                                       5,065         825
Issuance of stock                                          1,994         935
Principal payments on long-term debt                         (50)
                                                         --------  ----------
Net cash received from financing activities                7,009       1,760
                                                         --------  ----------
Net increase in cash and cash equivalents                 18,404      (3,333)
Cash and cash equivalents, beginning of period            51,982      50,726
                                                        ---------   ---------
Cash and cash equivalents, end of period                 $70,386     $47,393
                                                        =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD") and Western International University, Inc. ("WIU"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1997 and 1996 refer to the periods ended May 31, 1997 and 1996, respectively.

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

3. The results of operations for the three-month and nine-month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. Effective September 1, 1995, the Company, through its newly formed WIU subsidiary, completed the acquisition of Western International University ("Western"). As previously disclosed, the Company assumed the Title IV liabilities of Western and those liabilities are subject to change based on the results of the U.S. Department of Education (the "DOE") audit of Western's Title IV programs. Although much of the fieldwork was completed in early 1996, the final audit results and amount that the Company is responsible for have not been determined by the DOE at the current time. The original acquisition price of $2.1 million was adjusted to $3.0 million at August 31, 1996 to reflect an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other related liabilities. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates recorded at August 31, 1996. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease to expense.

5. During February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which requires the disclosure of both basic earnings per share and diluted earnings per share. The Company will be required to adopt SFAS No. 128 for the interim period ending February 28, 1998, and believes it will not have a material impact on previously reported earnings per share.

6. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results of operations.

                       Review by Independent Accountants


     The financial information as of May 31, 1997, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 1997, and the related consolidated statement of operations for the three-month and nine-month periods ended May 31, 1997 and 1996 and the consolidated statement of cash flows for the nine-month periods ended May 31, 1997 and 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
June 16, 1997

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended May 31, 1997 included in Item 1.

     This quarterly report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "plan," "expect," "anticipate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, expenses, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward- looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain the North Central Association of Colleges and Schools'("NCA") approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                      Three Months             Nine Months
                                      Ended May 31,            Ended May 31,
                                   -----------------       -----------------
                                    1997        1996         1997       1996
                                   ------      ------       ------     ------
                                      (Unaudited)              (Unaudited)
Revenues:
Tuition and other, net              98.4%       98.7%        98.5%      98.6%
Interest income                      1.6         1.3          1.5        1.4
                                   ------      ------       ------     ------
Total net revenues                 100.0       100.0        100.0      100.0
                                   ------      ------       ------     ------
Costs and expenses:
Instruction costs and services      56.0        57.6         58.8       60.1
Selling and promotional             10.9        12.6         12.3       13.2
General and administrative           8.4         7.9          9.6       10.2
                                   ------      ------       ------     ------
Total costs and expenses            75.3        78.1         80.7       83.5
                                   ------      ------       ------     ------
Income before income taxes          24.7        21.9         19.3       16.5
Less provision for income taxes      9.9         8.9          7.7        6.7
                                   ------      ------       ------     ------
Net income                          14.8%       13.0%        11.6%       9.8%
                                   ======      ======       ======     ======

THREE MONTHS ENDED MAY 31, 1997 (THIRD QUARTER OF 1997) COMPARED
WITH THREE MONTHS ENDED MAY 31, 1996 (THIRD QUARTER OF 1996)

     Net revenues increased by 32.0% to $77.8 million in the three months ended May 31, 1997 from $59.0 million in the three months ended May 31, 1996. This is due primarily to an increase in average student enrollments from 1996 to 1997, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP campuses, which include their respective learning centers, and most WIU and IPD campuses had increases in net revenues and average student enrollments from 1996 to 1997. Average student enrollments increased to 54,135 in the three months ended May 31, 1997 from 44,071 in the three months ended May 31, 1996. Ending student enrollments increased to 53,137 at May 31, 1997 from 44,311 at May 31, 1996. Interest income increased to $1,209,000 in the three months ended May 31, 1997 from $754,000 in the three months ended May 31, 1996 due primarily to increased cash generated from the Company's operations.

     Instruction costs and services increased by 28.2% to $43.6 million in the three months ended May 31, 1997 from $34.0 million in the three months ended May 31, 1996 due primarily to the direct costs necessary to support the increase in average student enrollments. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 56.0% in the three months ended May 31, 1997 from 57.6% in the three months ended May 31, 1996 due to greater net revenues being spread over the fixed costs related to centralized student services.

      Selling and promotional expenses increased by 14.3% to $8.5 million in the three months ended May 31, 1997 from $7.4 million in the three months ended May 31, 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers. These expenses as a percentage of net revenues decreased to 10.9% in the three months ended May 31, 1997 from 12.6% in the three months ended May 31, 1996 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 40.5% to $6.5 million in the three months ended May 31, 1997 from $4.6 million in the three months ended May 31, 1996 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues remained relatively the same at 8.4% in the three months ended May 31, 1997 and 7.9% in the three months ended May 31, 1996.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $653,000 in the three months ended May 31, 1997 and $861,000 in the three months ended May 31, 1996. Interest expense, which is allocated among all categories of costs and expenses, was less than $25,000 in the three months ended May 31, 1997 and 1996.

     The Company's effective tax rate remained relatively the same at 40.0% in the three months ended May 31, 1997 and 40.5% in the three months ended May 31, 1996.

     Net income increased to $11.6 million in the three months ended May 31, 1997 from $7.7 million in the three months ended May 31, 1996 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of selling and promotional costs and fixed instruction costs and services.

NINE MONTHS ENDED MAY 31, 1997 COMPARED WITH NINE MONTHS ENDED MAY 31, 1996

    Net revenues increased by 33.1% to $206.5 million in the nine months ended May 31, 1997 from $155.1 million in the nine months ended May 31, 1996. This is due primarily to an increase in average student enrollments from 1996 to 1997, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Average student enrollments increased to 51,763 in the nine months ended May 31, 1997 from 41,707 in the nine months ended May 31, 1996. Interest income increased to $3.1 million in the nine months ended May 31, 1997 from $2.2 million in the nine months ended May 31, 1996 due primarily to increased cash generated from the Company's operations.

     Instruction costs and services increased by 30.1% to $121.3 million in the nine months ended May 31, 1997 from $93.2 million in the nine months ended May 31, 1996 due primarily to the direct costs necessary to support the increase in average students enrollments. These costs as a percentage of net revenues decreased to 58.8% in the nine months ended May 31, 1997 from 60.1% in the nine months ended May 31, 1996 due to greater net revenues being spread over the fixed costs related to centralized student services.

      Selling and promotional expenses increased by 24.8% to $25.5 million in the nine months ended May 31, 1997 from $20.4 million in the nine months ended May 31, 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers. These expenses as a percentage of net revenues decreased to 12.3% in the nine months ended May 31, 1997 from 13.2% in the nine months ended May 31, 1996 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses.
As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 24.6% to $19.9 million in the nine months ended May 31, 1997 from $15.9 million in the nine months ended May 31, 1996 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers and increases in administrative compensation. These expenses as a percentage of net revenues decreased to 9.6% in the nine months ended May 31, 1997 from 10.2% in the nine months ended May 31, 1996 due primarily to higher net revenues being spread over fixed costs related to various centralized functions such as information services, corporate accounting and human resources.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $2.9 million for the nine months ended May 31, 1997 and $2.4 million for the nine months ended May 31, 1996. Interest expense, which is allocated among all categories of costs and expenses, was less than $60,000 in the nine months ended May 31, 1997 and 1996.

     The Company's effective tax rate remained relatively the same at 40.0% and 40.5% in the nine months ended May 31, 1997 and 1996, respectively.

     Net income increased to $23.9 million in the nine months ended May 31, 1997 from $15.2 million in the nine months ended May 31, 1996 due primarily to increased enrollments, increased tuition rates (weighted by location) and improved utilization of selling and promotional costs, general and administrative costs and fixed instruction costs and services.


SEASONALITY

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter(December to February) average enrollments and related revenues generally are lower than other quarters due to the holiday breaks in December and January. Second quarter costs and expenses historically increase as a percentage of net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than in any other month during the year. The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future. Historically, the third quarter of each fiscal year is the highest in terms of operating profits and net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $78.0 million at May 31, 1997 from $54.3 million at August 31, 1996 due primarily to the $34.3 million in cash generated from operations during the nine months ended May 31, 1997, offset in part by capital expenditures and the purchase of long-term investments. At May 31, 1997, the Company had no outstanding borrowings on its $4.0 million line of credit, which bears interest at prime. The line of credit is renewed annually and any amounts borrowed under the line are payable upon its termination in December 1997.

     Net cash received from operating activities increased to $34.3 million in the nine months ended May 31, 1997 from $17.8 million in the nine months ended May 31, 1996 due primarily to an $8.8 million increase in net income from 1996 to 1997 and the timing of receipts from customers and payments to suppliers. Capital expenditures, including additions to educational program production costs, increased to $11.0 million in the nine months ended May 31, 1997 from $10.5 million in the nine months ended May 31, 1996 due primarily to purchases made to support the increase in student enrollments and number of locations. Total purchases of property and equipment for the year ended August 31, 1997 are expected to total approximately $12.0 million. Additions to educational program production costs are not expected to exceed $2.0 million for the year ended August 31, 1997.

     Startup costs are not expected to exceed $4.0 million for the year ended August 31, 1997.

     Net receivables at May 31, 1997 totaled $28.9 million, or 37.1% of third quarter 1997 net revenues. This compares to $26.0 million in net receivables at August 31, 1996, or 43.9% of fourth quarter 1996 net revenues and $19.9 million in net receivables at May 31, 1996, or 33.7% of third quarter 1996 net revenues. The increase as a percentage of net revenues from May 1996 to August 1996 was due to a previously reported backlog in collections. Most of the backlog was eliminated as of May 31, 1997.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of May 31, 1997, the Company had approximately $17.3 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements.

ACCREDITATION

     On June 23, 1997, the North Central Association of Colleges and Schools ("NCA") Review Committee reviewed a prior visitation Team Report concerning UOP. The Review Committee recommended following the visitation Team Report with respect to reaffirming UOP's continuing accreditation and permitting UOP's expansion into two new states (Oregon and Washington). The Review Committee recommended that the Team Report not be followed with respect to its recommended approval of a planned doctoral program in management and the elimination of required prior approval for all future geographic expansion. The Review Committee also recommended that a focus visit be conducted in two years. The Review Committee recommendations will be forwarded to the NCA Commission on Institutions of Higher Education for a final decision at its meeting schedule to be held on August 6-8, 1997. The Company is pleased with the Review Committee's recommendation to reaffirm UOP's continuing accreditation and the approval of the new state locations. The Company believes, however, that the planned doctoral program in management merits approval and that NCA should eliminate the requirement of prior approval for geographic expansion. The Company is committed to geographic expansion and will continue to evaluate its alternatives to reduce unnecessary restraints on growth imposed by various regulatory bodies.

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


Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

     Exhibit 15-1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended
     May 31, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APOLLO GROUP, INC.
                                        (Registrant)


Date: June 30, 1997            By:         /s/ James W. Hoggatt
                                      ---------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX




                                                                         PAGE

15-1  Letter on Unaudited Interim Financial Information . . . . . . . . . 18

27    Financial Data Schedule . . . . . . . . . . . . .  . . . . . . . . .19