Form 10-K
period 1997-08-31
APOLLO GROUP INC
filed 1997-10-24
CIK 929887

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM  10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  August 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No shares of the Company's Class B Common Stock, its voting stock, is held by non-affiliates. The holders of the Company's Class A Common stock are not entitled to any voting rights. The number of shares outstanding for each of the registrant's classes of common stock, as of October 10, 1997, is as follows:

              Class A Common Stock, no par               50,688,244 Shares
              Class B Common Stock, no par                  547,819 Shares

                          DOCUMENTS INCORPORATED BY REFERENCE
                                          NONE

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business                                                         3
Item 2.  Properties                                                      29
Item 3.  Legal Proceedings                                               30
Item 4.  Submission of Matters to a Vote of Security Holders             30



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             31
Item 6.  Selected Consolidated Financial Data                            32
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             34
Item 8.  Financial Statements and Supplementary Data                     43
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             66



PART III

Item 10. Directors and Executive Officers of the Registrant              67
Item 11. Executive Compensation                                          71
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           79
Item 13. Certain Relationships and Related Transactions                  80



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                             81



SIGNATURES                                                               85

PART I
Item 1 -- Business

OVERVIEW

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning, Inc.("CFPI") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults based on the number of working adults enrolled in its programs. The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States. The Company currently offers its programs and services at over 100 campuses and learning centers in 31 states, Puerto Rico and London, England. The Company's enrollment, excluding CFPI which was acquired in September 1997, has increased to 57,382 at August 31, 1997 from 24,987 at August 31, 1993.

     Based on its enrollment of over 42,000 adult students, UOP is currently one of the largest regionally accredited private universities in the United States and has one of the nation's largest private business schools. UOP has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at over 57 campuses and learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Oregon, Utah, Washington and Puerto Rico. UOP has developed specialized systems for student tracking, marketing, faculty recruitment and training, financial aid, accounting and academic quality management. These systems enhance UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 55% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies.

     The Online campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. The Online campus currently serves approximately 3,300 degree-seeking students. Students can access their Online classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. Online's degree programs can be accessed though direct-dial, local Internet providers or CompuServe(R). The Online faculty receive specialized training to enable them to teach effectively in the electronic learning environment. The same academic quality management standards applied to campus-based programs, including the assessment of student learning outcomes, are applied to programs delivered through Online.

     IPD provides program development and management services under long-term contracts that meet the guidelines of the client institutions' respective regional accrediting associations. IPD provides these services to 18 regionally accredited private colleges and universities at over 38 campuses and learning centers in 20 states and shares in the tuition revenues generated from these programs. IPD is able to assist these colleges and universities in expanding and diversifying their programs for working adults. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults; (2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student; (3) desire to increase enrollments with a limited investment in institutional capital and (4) recognize the unmet educational needs of the working adult students in their market. Approximately 13,900 students are currently enrolled in IPD-assisted programs.

     On September 23, 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The purchase price consisted of $19.1 million in cash, $15.9 million in stock and the assumption of approximately $17.3 million in liabilities, consisting primarily of deferred tuition revenue. With current enrollments of over 22,000 students, CFPI is one of the largest U.S. providers of financial planning education programs, including the Certified Financial Planner Professional Education Program.

     WIU currently offers graduate, undergraduate and certificate degree programs to approximately 1,300 students and has a total of four campuses and learning centers in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

     The Company was incorporated in Arizona in 1981 and maintains its principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. The Company's telephone number is (602) 966-5394. The Company's Internet Web Site addresses are as follows:

     -   Apollo and IPD        http://www.apollogrp.edu
     -   UOP                   http://www.uophx.edu
     -   WIU                   http://www.wintu.edu
     -   CFPI                  http://www.cfpi.edu

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1997, 1996 and 1995 relate to the fiscal years ended August 31, 1997, 1996 and 1995, respectively.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events or performances involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth in Item 1 of this Form 10-K under the sections "Regulatory Environment," "Accreditation," "Federal Financial Aid Programs" and "State Authorizations."

MARKET

     The United States education market may be divided into the following distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company primarily operates in the higher education segment and, with the acquisition of CFPI and the introduction of other non-degree programs, also operates in the workplace and consumer training segments. The
U.S. Department of Education National Center for Education Statistics ("NCES") estimated that for 1995 (the most recent historical year reported), adults over 24 years of age comprised approximately 6.2 million, or 43.5%, of the 14.3 million students enrolled in higher education programs. Currently, the U.S. Bureau of Census estimates that approximately 75% of students over the age of 24 work while attending school. The NCES estimates that by the year 2002 the number of adult students over the age of 24 will increase to
6.3 million, or 41.5%, of the 15.2 million students projected to be enrolled in higher education programs.

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

     Most regionally accredited colleges and universities are focused on serving the 18 to 24 year old student market. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by: (1) a high percentage of full-time tenured faculty with doctoral degrees;
(2) fully-configured library facilities and related full-time staff;
(3) dormitories, student unions and other significant plant assets to support the needs of younger students and (4) an emphasis on research and the related staff and facilities. In addition, the majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one course three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many regionally accredited colleges and universities have began offering more flexible programs for working adults, although their focus appears to remain on the 18 to 24 year old students.

BUSINESS STRATEGY

     The Company's strategic goal is to become the preferred provider of higher education programs for working adult students and the preferred provider of workplace training to their employers. The Company is managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, the Company treats both its adult students and their employers as its primary customers. Key elements of the Company's business strategy include the following:

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

Expand Educational Programs -------------------------------------------------

     The Company expects to continue to respond to the changing educational needs of working adults and their employers through the introduction of new undergraduate and graduate degree programs and non-degree programs in business and information technology ("IT"). The Company currently has a full-time staff of over 50 persons involved in its centralized curriculum development process.

     The Company is also exploring other educational areas, such as K-12 and adult remedial education, where it can leverage its educational expertise and/or delivery systems in a cost-effective manner.

Expand Access to Programs ---------------------------------------------------

     The Company plans to expand its distance education programs and services. Enrollments in distance education degree programs, including Online, have increased to 4,660 in 1997 from 1,114 in 1993. The Company plans to convert many of its non-degree business and financial programs so that they may be delivered through the Internet. The Company also plans to enhance its distance education delivery systems as new technologies become cost-effective.

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

TEACHING/LEARNING MODEL-DEGREE PROGRAMS

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

Learning Resources       Students and faculty members are provided with
                         electronic and other learning resources for their information needs. During 1996 and 1997, the Company substantially expanded these services including the addition of research tools available on the Internet. These extensive electronic resources minimize the Company's need for capital-intensive library facilities and holdings.

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

STRUCTURAL COMPONENTS OF TEACHING/LEARNING MODEL

     Although adults over 24 currently comprise approximately 43.5% of all higher education enrollments in the United States, the mission of most accredited colleges and universities is to serve 18 to 24 year old students and conduct research. UOP and IPD client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adult students to earn their degrees while integrating the process with both their personal and professional lives.

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

Employed Students        UOP's students are employed full-time and
                         approximately 73% have been employed for nine years or more. This minimizes the need for capital-intensive facilities and services (e.g., dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment).

Employer Support         Approximately 55% of UOP's students currently
                         receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. The Company develops relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.


     CFPI currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and other financial-related designations. The Company plans to offer these same programs in a classroom-based format and also through Internet or Online-based formats as well. Most of CFPI's students are working and over 75% have four or more years of college education.

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

PROGRAMS AND SERVICES

UOP Programs ----------------------------------------------------------------

     UOP currently offers the following degree programs and related areas of specialization at one or more campuses and learning centers or through its distance education delivery systems:


DEGREE PROGRAMS
---------------
Associate of Arts in General Studies
Bachelor of Arts in Management
Bachelor of Science in Business
Bachelor of Science in Nursing
Master of Arts in Education
Master of Arts in Organizational Management
Master of Business Administration
Master of Counseling
Master of Nursing
Master of Science in Computer Information Systems

AREAS OF SPECIALIZATION AVAILABLE IN CERTAIN DEGREE PROGRAMS
------------------------------------------------------------
Undergraduate         BUSINESS
                      Accounting
                      Administration
                      Environmental Management
                      Management

                      COMPUTER INFORMATION SYSTEMS
                      Information Systems


Graduate              BUSINESS
                      Administration
                      Global Management
                      Organizational Management

                      COMPUTER INFORMATION SYSTEMS
                      Technology Management
                      Information Systems

                      EDUCATION
                      Administration and Supervision
                      Bilingual-Bicultural
                      Curriculum and Instruction
                      Diverse Learner
                      Educational Counseling
                      Elementary Education
                      English as a Second Language
                      Professional Development for Educators
                      Special Education

                      NURSING
                      Women's Health Nurse Practitioner

                      COUNSELING
                      Community Counseling
                      Marriage and Family Therapy
                      Mental Health Counseling
                      Marriage, Family and Child Counseling

     UOP also offers over 50 certificate programs in the areas of business, technology, nursing, continuing education for teachers, custom training and the environment.

     Graduate level courses are also offered for students' continuing professional education requirements, including state teacher certification and state teacher renewal. Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members (according to the guidelines of the Council for Adult and Experiential Learning ("CAEL")) for the potential award of credit. The average number of credits awarded to the approximately 3,700 UOP undergraduate students who utilized the process in 1997 was approximately 12 credits of the 120 required to graduate. CAEL reports that over 1,300 regionally accredited colleges and universities currently provide for the assessment mechanism of college level learning gained through experience for the award of credit.

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

     IPD client institutions offer the following programs with IPD assistance:

                                                          No.  of IPD
Degree Programs                                       Client Institutions
--------------------------------------------------    --------------------
Associate of Arts                                              2
Associate of Science in Business                               7
Bachelor of Arts in Business Administration                    2
Bachelor of Arts in Management                                 1
Bachelor of Business Administration                            8

Bachelor of Science in Business Administration                 6
Bachelor of Science in Human Resources Management              1
Bachelor of Science in Management                              8
Bachelor of Science in Management Information Systems          1
Bachelor of Science in Nursing                                 1
Master of Business Administration                             11
Master of Science in Management                                7
Master of Science in Health Services Administration            1

     The IPD-assisted programs also include a limited number of general education courses, certificate programs and areas of specialization.

CFPI Programs ---------------------------------------------------------------

     CFPI currently offers a Masters of Science degree with a concentration in Financial Planning and the following non-degree programs:

Accredited Asset Management Specialist
Certified Financial Planner
Chartered Mutual Fund Counselor
Foundations in Financial Planning
Chartered Retirement Planning Counselor
Accredited Tax Advisor
Accredited Tax Preparer

WIU Programs ----------------------------------------------------------------

     WIU currently offers the following degree and certificate programs:

DEGREE PROGRAMS WITH RELATED MAJORS
---------------------------------------------

ASSOCIATE OF ARTS

BACHELOR OF SCIENCE
- Accounting
- Aviation Management
- Business Administration
- Finance
- Health Systems Management
- Information Systems
- International Business
- Management
- Marketing

BACHELOR OF ARTS
- Administration of Justice
- Behavioral Science

MASTER OF BUSINESS ADMINISTRATION
- Finance
- Health Care Management
- International Business
- Management
- Management Information Services
- Marketing

MASTER OF PUBLIC ADMINISTRATION

MASTER OF SCIENCE
- Accounting
- Information Systems
- Information Systems Engineering

     WIU also offers a limited number of business-related certificate programs.

Faculty ---------------------------------------------------------------------

     UOP's faculty is comprised of approximately 4,100 working professionals with earned master's or doctoral degrees and an average of 15 years of experience in business, industry, government or the professions. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
(2) receive training in grading, facilitation of the teaching/learning model and oversight of study group activities and (3) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All faculty are contracted on a course-by-course basis (generally a five to ten week period).

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

     CFPI's programs are primarily self-study non-degree programs where there is little or no faculty involvement in the delivery of the programs.
However, CFPI employs approximately 16 faculty who are involved in curriculum development and the instructional design process.

     WIU's faculty consists of approximately 140 working professionals. WIU's practitioner faculty possess earned master's or doctoral degrees and participate in a selection and training process that is similar to that at UOP.

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

     To gain admission to the graduate programs of UOP, WIU, CFPI and the IPD client institutions, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

DISTANCE EDUCATION COMPONENTS

     At August 31, 1997, there were approximately 4,700 students utilizing the Company's distance education delivery systems, approximately 70% of whom are enrolled in Online. The Company's distance education components consist primarily of the following:

Online Computer Conferencing ------------------------------------------------

     The Online campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. Students can access their online classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. Online students work together in small groups of 8 to 13, to engage in class discussion and study group activities that are focused on the same learning outcomes and objectives required in UOP's classroom degree programs. This enables the Online students to enjoy the benefits of a study group, where they can share their regional and cultural differences with each other in the context of their coursework. Since all communication is asynchronous, students are not required to participate at the same time. Online's degree programs can be accessed though direct-dial, the CompuServe(R) network, or most Internet service providers (CompuServe(R)is a registered trademark of CompuServe Incorporated, Columbus, Ohio).

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

CPE Internet --------------------------------------------------------------

     Business and investment professionals that require continuing professional education (CPE) as part of their professional certification or employer requirements may complete individual CPE courses through the Internet through most online browsers. These programs are short, interactive courses designed to focus on relevant topics to the students' trade or profession. The students interact primarily with the Company's web-based software programs with little or no faculty involvement. The Company plans to convert much of its non-degree programs in Business, financial planning and IT to this web-based format so the consumers have more options in receiving this type of CPE instruction. CFPI also plans to use this same technology to deliver preparatory work for professional certifications in addition to its text-based self study delivery methods.

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

CUSTOMERS

     The Company's customers consist of working adult students, colleges and universities, governmental agencies and employers. Following is a breakdown of the Company's students by the level of program they are seeking, at August 31:

                                               1997           1996
                                              ------         ------
      Degree Programs:
        Master's                               30.2%          30.6%
        Bachelor's                             60.8%          61.1%
        Associate                               5.3%           4.2%
                                              ------         ------
      Total degree programs                    96.3%          95.9%

      Non-degree Programs:
        Certificate, corporate training and
          continuing professional education     3.7%           4.1%
                                              ------         ------
      Total                                   100.0%         100.0%
                                              ======         ======


     CFPI, which was acquired on September 23, 1997, has approximately 22,600 students at September 30, 1997, 96% of whom are in non-degree programs.

     Based on recent student surveys, the average age of UOP students is in the mid-thirties, approximately 54% are women and 46% are men, and the average annual household income is $51,000. Approximately 73% of UOP students have been employed on a full-time basis for nine years or more. The Company believes that the demographics of students enrolled in IPD-assisted programs are similar to those of UOP. The approximate age distribution of incoming UOP students is as follows:

      Age                                 Percentage of Students
      ------------------------            -----------------------
      25 and under                                  12%
      26 to 33                                      37%
      34 to 45                                      40%
      46 and over                                   11%
                                                 -------
                                                   100%
                                                 =======

     Based on recent student surveys, the average age of CFPI students is in the mid-thirties, approximately 30% are women and 70% are men, most are employed and over 75% have four or more years of college education.

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

     The Company also considers the employers of its students as customers. Many of these employers provide tuition reimbursement programs in order to educate and provide degree opportunities to their employees. Currently, approximately 55% of UOP's incoming students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies. Of these students receiving reimbursement, approximately 83% receive at least one-half tuition reimbursement and approximately 40% receive full tuition reimbursement.

CORPORATE PARTNERSHIPS

     The Company cooperates and interacts with businesses and governmental agencies in offering programs designed to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers' offices or on-site at military bases. UOP has also formed educational partnerships with various companies to provide programs specifically designed for their employees.

MARKETING

     To generate interest among potential UOP, WIU and IPD client institution students, the Company engages in a broad range of activities to inform potential students about the Company's teaching/learning model and the programs offered. These activities include print and broadcast advertising, advertising on services such as CompuServe (R), direct mail and information meetings at targeted organizations (CompuServe (R) is a registered trademark of CompuServe Incorporated, Columbus, Ohio). The Company also attempts to locate its campuses and learning centers near major highways to provide high visibility and easy access. A substantial portion of new UOP and IPD client institution students are referred by alumni, employers and currently enrolled students.

     The Company also has Web Sites on the Internet World Wide Web (http://www.apollogrp.edu, http://www.uophx.edu, http://www.wintu.edu, and http://www.cfpi.edu) that allow electronic access to Company information, product information, research, etc. The Company's Web Sites are accessible from major online networks and Internet service providers.

     UOP and WIU advertising is centrally monitored and is directed primarily at local markets in which a campus or learning center is located. IPD client institutions approve and monitor all advertising provided by IPD on their behalf. Direct responses to advertising and direct mail are received, tracked and forwarded promptly to the appropriate enrollment counselors. In addition, all responses are analyzed to provide data for future marketing efforts.

     The Company employs over 300 enrollment counselors in its marketing system who make visits and presentations at various organizations and who follow up on leads generated from the Company's advertising efforts and referrals. These individuals also pursue direct responses to interest from potential individual students by arranging for interviews either at a UOP, WIU or IPD location or at a prospective student's place of employment. Interviews are designed to establish a prospective student's qualifications, academic background, course interests and professional goals. Student recruiting policies and standards and procedures for hiring and training university representatives are established centrally, but are implemented at the local level through a director of enrollment or marketing at each location.

     CFPI plans to market its product primarily through print and direct mail advertising until its programs are available electronically through the Internet, at which time it will also advertise using various online media.

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

     In terms of non-degree programs, the Company competes with a variety of business and IT providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share, longer-term relationships with key vendors and, in some cases, more financial resources than the Company. There is no assurance that the Company will be able to gain market share in these more competitive non-degree markets to the same extent it has done with its degree programs.

     IPD faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of IPD's current competitors provide pre-packaged curricula or turn-key programs. IPD client institutions, however, face competition from both private and public institutions offering degree and non-degree programs to working adults.

EMPLOYEES

     At September 30, 1997, the Company had the following numbers of employees:

                        Full-Time   Part-Time   Faculty      Total
                        ---------   ---------  ---------   ---------
     Apollo                 246           8          --         254<F1>
     UOP                  1,434          93       4,142<F2>   5,669
     IPD                    229          11          --<F3>     240
     CFPI                    76           9          16<F4>     101
     WIU                     48          24         144<F2>     216
                         ------      ------      ------      ------
     Total                2,033         145       4,302       6,480
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

<F4>  Faculty involved primarily in curriculum development and the instructional design process.

     The Company considers its relations with its employees to be good.

REGULATORY ENVIRONMENT

     The Higher Education Act of 1965, as amended (the "HEA") and the regulations promulgated thereunder (the "Regulations") subject all higher education institutions eligible to participate in Federal Financial Aid programs under Title IV of the HEA ("Title IV Programs") to increased regulatory scrutiny. The HEA mandates specific additional regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the accrediting agencies recognized by the United States Department of Education (the "DOE"); (2) the federal government through the DOE and (3) state higher education regulatory bodies. All higher education institutions participating in Title IV Programs must first be accredited by an association recognized by the DOE. The DOE reviews all such participating institutions for compliance with all applicable HEA standards and regulations. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

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

ACCREDITATION

     UOP, WIU, CFPI, and the IPD client institutions are accredited by regional accrediting associations recognized by the DOE. Accreditation provides the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students; (2) the qualification to participate in Title IV Programs and (3) the qualification for authorization in certain states. CFPI has not participated in Title IV programs as most of its students are enrolled in non-degree programs.

    UOP was granted accreditation by NCA in 1978. UOP's accreditation was reaffirmed in 1982, 1987, 1992 and 1997. The next focus evaluation visit is scheduled to begin in 1999, and the next NCA reaffirmation visit is scheduled to begin in 2002. IPD-assisted programs offered by the IPD client institutions are evaluated by the client institutions' respective regional accrediting associations either as part of a reaffirmation or focused evaluation visits. Current IPD client institutions are accredited by NCA, Middle States, New England or Southern regional accrediting associations. CFPI is accredited by NCA and the Accrediting Commission of the Distance Education and Training Council ("DETC"). NCA and DETC consented to the change of ownership resulting from the Company's acquisition of the assets and related operations of the College for Financial Planning and related divisions in September 1997. Both DETC and NCA plan to schedule focus-visits for CFPI in 1998. WIU is accredited by NCA and is scheduled to have its next reaffirmation visit in the Spring of 1998. The withdrawal of accreditation from UOP or certain IPD client institutions would have a material adverse effect on the Company.

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
     (703) 823-9800

     Accrediting Commission of the Distance Education and Training Council 1601 18th Street, NW
     Washington, D.C. 20009-2529
     (202) 234-5100

FEDERAL FINANCIAL AID PROGRAMS

     Most UOP, WIU and IPD client institution students participate in Title IV Programs. CFPI does not participate in Title IV programs because most of its students are enrolled in non-degree programs. UOP and WIU derive approximately 51% and 31% of their net revenues from students who participate in Title IV Programs, respectively. The IPD percentages are estimated to be similar to those at UOP. The respective IPD client institutions administer their own Title IV Programs. The Company's students are eligible to receive Title IV financial aid because: (i) UOP, WIU and IPD client institutions are accredited by an accrediting association recognized by the DOE; (ii) the DOE has certified UOP's, WIU's and IPD client institutions' Title IV Program eligibility and (iii) UOP, WIU and IPD client institutions have applicable state authorization to operate and their operating sites have been approved by the DOE.

     The DOE has promulgated Regulations, the most recent of which became effective on July 1, 1997, that amend certain provisions of the Title IV Programs and the Regulations promulgated thereunder. Some of the more important provisions of these Regulations include the following:

Limits on Title IV Program Funds --------------------------------------------

     The Regulations define the types of educational programs offered by an institution that qualify for Title IV Program funds. For students enrolled in qualified programs, the Regulations place limits on the amount of Title IV Program funds that a student is eligible to receive in any one academic year (as defined by the DOE).

     For undergraduate programs, an academic year must consist of at least 30 weeks of instruction or a minimum of 24 credit hours. Because the Regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations or preparation for examinations, an academic year would require a minimum of 360 hours (30 weeks times 12 hours per week). Most of the Company's degree programs meet this 360 hour minimum and, therefore, qualify for Title IV Program funds. The programs that do not qualify for Title IV Program funds consist primarily of certificate, corporate training and continuing professional education programs. These programs are paid for directly by the students or their employers.

Authorizations for New Locations --------------------------------------------

     UOP, WIU, and CFPI and IPD client institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states, including California, require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution's accreditation and be approved by the appropriate state authorization agency. UOP, WIU, CFPI, and IPD client institutions are currently authorized to operate in all states in which they have physical locations. If UOP is unable to obtain authorization to operate in certain new states, it may have a material adverse effect on the Company's ability to expand UOP's business.

     In addition, NCA requires UOP and CFPI to obtain NCA's prior approval before they are permitted to expand into new states. Although NCA recently approved UOP's expansion into Oregon and Washington, NCA did not adopt its visitation team's recommendation to eliminate the requirement that UOP obtain prior approval for all future geographic expansion by UOP. If UOP is unable to obtain NCA's approval for any future geographic expansion, it may have a material adverse effect on the Company's ability to expand UOP's business.

Restricted Cash -------------------------------------------------------------

     The DOE places certain restrictions on Title IV Program funds collected for unbilled tuition and funds transferred to the Company through electronic funds transfer. An institution is required to submit an irrevocable letter of credit to the DOE in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year; however, the letter of credit requirement is waived if an institution meets the DOE's standards related to timeliness of refunds, financial responsibility and other criteria. To date, the Company has not been required by the DOE to establish any material letter of credit. The DOE will make an evaluation of the need, if any, for UOP and/or WIU to submit letter(s) of credit as part of its Title IV program reviews of UOP and WIU.

Standards of Financial Responsibility ---------------------------------------

     Pursuant to the Regulations, all eligible higher education institutions must meet several factors of financial responsibility including an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash, current investments and current accounts receivable to total current liabilities) of at least 1 to 1 at the end of the institution's fiscal year. At August 31, 1997, UOP's acid test ratio was 1.41 to 1 and WIU's acid test ratio was 1.81 to 1.

     The DOE announced in September 1996 that it intends to issue new regulations with respect to institutional oversight. The proposed rules have gone through a series of revisions, the latest of which, if adopted, will be effective July 1, 1998. The DOE is proposing a new system of evaluating each institution's audited financial statements for determining financial stability. Rather than using the current limited ratio analysis, including the acid test ratio, the DOE is proposing separate measures of financial responsibility covering items such as liquidity, viability, profitability, ability to borrow and capital resources. Although it is uncertain whether the new system will be adopted in its present form, it does not appear at this time that the Company will be significantly impacted by the proposal.

Branching and Classroom Locations -------------------------------------------

     The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which any student receives more than 50% of his or her instruction. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UOP and WIU. The Company believes that it has obtained approval for all UOP and WIU locations required to be approved by the Regulations. The DOE announced in August 1997 its plan to require institutions to obtain an official approval number for all new sites prior to certification and its intention to issue these approval numbers within 35 days of the approval request. Should the DOE significantly delay approvals of new locations beyond the current or planned approval time rate, the Company's business strategy may be impacted negatively.

The "85/15 Rule" ------------------------------------------------------------

     A requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to for-profit institutions of higher education, which includes UOP and WIU but not IPD client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV Programs if the amount of Title IV Program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceed 85% of the institution's cash-basis revenues from eligible programs. UOP's and

WIU's percentage was 56% and 36%, respectively, at August 31, 1997. UOP and WIU are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults -------------------------------------------------------

     Eligible institutions must maintain a student loan cohort default rate of less than 35% for each of the federal fiscal years 1991 and 1992, 30% for fiscal year 1993 and 25% for fiscal year 1994 and all subsequent fiscal years. In 1994, the most recent DOE cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 10.7%. UOP and WIU students' cohort default rates for the Federal Family Education Loans for fiscal 1994 as reported by the DOE were 5.1% and 7.1%, respectively, and IPD client institution students' cohort default rates averaged 6.2% over that same period.

Compensation of Representatives ---------------------------------------------

     The Regulations prohibit an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Company believes that its current method of compensating enrollment counselors complies with the Regulations.

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

Title IV Program Reviews ----------------------------------------------------

     Effective September 1, 1995, the Company, through its newly formed WIU subsidiary, completed the acquisition of Western International University ("Western"). In connection with the acquisition, the Company assumed the Title IV liabilities of Western which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. Although much of the fieldwork was completed in early 1996, the final audit results and the amount that the Company is responsible for has not been determined by the DOE as of the date of this filing. The original acquisition price of $2.1 million was adjusted to $3.0 million at August 31, 1996 to reflect an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other related liabilities. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates currently recorded. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, as applicable, to expense.

     UOP's most recent DOE program review began in March 1997 and the fieldwork has not yet been completed. UOP has not yet received any official notification as to the results of the ongoing program review, but expects to receive notification in the Fall or Winter of 1997. Because the DOE may not approve new locations while a program review is in process, the financial aid for new students in new campuses and learning centers may be affected until such time as the program review is completed. The Company believes that such expected delays will not have a material adverse affect on its results of operations because of the availability of alternative financing and employer tuition reimbursement to many of these students. However, should the DOE not complete its review for an extended period of time, such a delay may have a material adverse affect on the Company's ability to expand UOP's business.

Restrictions on Distance Education Programs ---------------------------------

    The Regulations specify that an institution is not eligible to participate in Title IV Programs funding if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution's correspondence courses. Although UOP, IPD or WIU do not offer correspondence courses, the Regulations currently consider most distance education courses to be correspondence courses if the number of distance education courses exceeds 50% of the sum of courses offered in campus-based delivery systems and courses offered through distance education. Neither UOP, IPD or WIU plan to exceed this 50% level and believes that this restriction will have no significant impact on its business strategy.

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

     In addition, certain states where the Company is presently licensed have requirements governing change of ownership or control. Currently, Arizona and California would require UOP and WIU, as applicable, to be reauthorized upon a 20% and 25% change of ownership or control of the Company, respectively. These states require a new application to be filed for state licensing if such a change of ownership or control occurs. Moreover, the Company is required to report any change in stock ownership of UOP, CFPI, WIU or Apollo. At that time, NCA may seek to evaluate the effect of such a change of stock ownership on the continuing operations of UOP, CFPI and WIU.

     If UOP is not recertified by the DOE, or does not obtain reauthorization from the necessary state agencies or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material adverse effect on the Company.

STATE AUTHORIZATION

     UOP currently is authorized to operate in 12 states and Puerto Rico.
UOP has held these authorizations for periods ranging from one to nineteen years. UOP's NCA accreditation is accepted as evidence of compliance with applicable state regulations in Arizona, Colorado, Louisiana, Michigan, New Mexico, Nevada and Utah. Hawaii does not have authorization provisions for regionally accredited degree-granting institutions. California law requires an on-site visit to all out-of-state accredited institutions of higher education every five years to determine if the institution is in compliance with the State of California regulations. All institutions, including UOP, that operate in California and are accredited by a regional accrediting association other than the Western Association of Schools and Colleges are required to be evaluated separately for authorization to operate. UOP was granted its most recent California authorization in 1997 for a period through December 31, 1999. All regionally accredited institutions, including UOP, are required to be evaluated separately for authorization to operate in Puerto Rico. UOP was granted its most recent authorization in Puerto Rico in December 1995 for a period of five years. UOP received a regular license to operate in Florida in April 1997. UOP is authorized to operate in Washington and Oregon and received approval from NCA in August 1997 to open campuses in these states. IPD client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. CFPI is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide. WIU is currently authorized to operate in Arizona and London, England.

     Certain states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. If a state were to establish grounds for asserting authority over telecommunicated learning, UOP may be required to obtain authorization for, or restrict access to, its programs available through Online in those states.

EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. Although the EAP provision of the Code expired in June 1997, the Tax Reform Act of 1997, which was signed into law in August 1997, extended the EAP until June 2000. The EAP provision does not apply to graduate level programs beginning after June 30, 1996. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming students with access to employer tuition reimbursement declined to 55% in 1997 from 75% in the prior year due primarily to the delay in extending the EAP provision and the expiration of the EAP with respect to graduate level programs.

LOCATIONS

     UOP currently has campuses and learning centers located throughout 12 states and Puerto Rico. Following is a list of UOP main campuses and learning centers as of October 10, 1997, with the year the campus was first opened and enrollments as of August 31, 1997:

                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/97
-----------------------------------------------------------------------------
ARIZONA:             Phoenix Campus                         1978     5,802
                       Mesa
                       Northwest Phoenix
                       Scottsdale
                       Southbank*
                     Tucson Campus                          1983     2,212
                       Fort Huachuca
CALIFORNIA:          Orange County (Fountain Valley Campus) 1981     7,204
                       Diamond Bar
                       Edwards Air Force Base
                       Pasadena
                       Ontario
                       Gardena
                       Ventura
                       La Mirada
                       Woodland Hills
                     San Jose Campus                        1980     4,317
                       San Francisco
                       Pleasanton/San Ramon
                       Fresno
                       Walnut Creek

                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/97
-----------------------------------------------------------------------------
California (cont'd)  San Diego Campus                        1989     2,581
                       Vista
                       Chula Vista
                       32nd St. Naval Station*
                       Rancho Bernardo*
                     Sacramento Campus                       1993     1,619
                       Fairfield
                       Stockton*
COLORADO:            Denver Campus                           1982     3,707
                       Aurora
                       Colorado Springs
                       Northglenn
FLORIDA:             Maitland (Orlando Campus)               1996       662
                     Tampa Campus**                          1998         -
HAWAII:              Honolulu Campus                         1993       849
LOUISIANA:           New Orleans                             1996       574
MICHIGAN:            Detroit                                 1996     1,662
                       Livonia*
NEVADA:              Las Vegas Campus                        1994     1,115
                       Nellis Air Force Base
                       Henderson*
                       Southwest Las Vegas
NEW MEXICO:          Albuquerque Campus                      1985     2,106
                       Kirtland Air Force Base
                       Santa Fe
                       Santa Teresa/Las Cruces
                       Las Alamos*
OREGON:              Portland Campus**                       1998         -
UTAH:                Salt Lake City Campus                   1984     1,906
                       Ogden
                       Provo
                       Salt Lake City**
WASHINGTON:          Seattle Campus**                        1998         -
PUERTO RICO:         Guaynabo Campus                         1980     1,158
                       Mayaguez*
DISTANCE EDUCATION:  Online, San Francisco, CA<F1>           1989     3,296
                     Center for Distance Education,          1989     1,364
                       Phoenix, AZ<F2>
                                                                     ------
TOTAL UOP ENROLLMENT AT AUGUST 31, 1997                              42,134
                                                                     ======
______________

<F1>  Programs are offered throughout the United States and internationally.

<F2>  Programs are offered in various states throughout the United States.

*  Opened in 1997.
** Opened between September 1 and October 10, 1997.

     IPD had 18 institutional contracts at August 31, 1997 and 1996. IPD-assisted programs are currently offered at 39 campuses and learning centers (38 and 34 at August 31, 1997 and 1996, respectively) in Connecticut, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and Wisconsin.

     CFPI operations are located in Denver, Colorado.

     WIU currently has four campuses and learning centers located in Phoenix, Fort Huachuca and Douglas, Arizona and London, England.

Item 2 -- Properties

     The Company leases all of its administrative and educational facilities. In some cases, classes are held in the facilities of the students' employers at no charge to the Company. Leases generally range from five to seven years; however, the Company attempts to secure longer leases if it is advantageous to do so. The Company also leases space from time-to-time on a short-term basis in order to provide specific courses or programs. The table below sets forth certain information as of August 31, 1997, with respect to properties leased by the Company in excess of 10,000 square feet:

         LOCATION (CITY/STATE)                        SQUARE FEET
         ----------------------                      -------------
         Phoenix, AZ                                    151,001
         Fountain Valley, CA                             53,298
         Tucson, AZ                                      49,469
         Phoenix, AZ                                     39,950
         Gardena, CA                                     39,364
         Phoenix, AZ                                     38,086
         San Jose, CA                                    37,876
         San Diego, CA                                   33,097
         Englewood, CO                                   32,000
         Marietta, GA                                    31,274
         San Francisco, CA                               31,146
         Murray, UT                                      30,000
         Sacramento, CA                                  28,164
         Woodland Hills, CA                              27,424
         Mesa, AZ                                        23,914
         Tempe, AZ                                       23,486
         Albuquerque, NM                                 23,400
         Overland Park, KS                               21,210
         San Francisco, CA                               20,324
         Colorado Springs, CO                            20,138
         Las Vegas, NV                                   18,849
         Pleasanton, CA                                  18,560
         Costa Mesa, CA                                  18,397
         Aurora, CO                                      16,807
         Guaynabo, Puerto Rico                           16,000
         Scottsdale, AZ                                  15,457
         Walnut Creek, CA                                15,445
         Diamond Bar, CA                                 15,280
         Ontario, CA                                     14,899
         Englewood, CO                                   14,383
         Pasadena, CA                                    13,745

         Southfield, MI                                  13,467
         Lawrenceville, GA                               13,320
         Northglenn, CO                                  13,109
         Diamond Bar, CA                                 12,979
         Quincy, MA                                      12,863
         Santa Teresa, NM                                12,160
         Livonia, MI                                     12,043
         Kenner, LA                                      12,036
         Phoenix, AZ                                     11,745
         Charlotte, NC                                   11,502
         Ogden, UT                                       11,298
         Fairfield, CA                                   10,612
         Honolulu, HI                                    10,411
         Crestview Hills, KY                             10,303
         Provo, UT                                       10,000


     The lease on the Company's corporate headquarters, which includes the
UOP Phoenix Main Campus, expires on August 31, 2003.   The Company purchased
approximately 19 acres of land in 1997 and 1996 for the possible relocation and/or expansion of its corporate headquarters at the expiration of the lease term.


Item 3 -- Legal Proceedings


     The Company is not a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material averse effect on the Company's operating results.

Item 4 -- Submission of Matters to a Vote of Security Holders

     On September 18, 1997 the holders of the Company's Class B Common Stock unanimously approved certain amendments to the Company's Articles of Incorporation. The Company has filed as Exhibit 3.1 to this Form 10-K a copy of its restated and amended Articles of Incorporation reflecting the amendments approved at this meeting.

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

                                           High          Low
                                          ------        ------
       Fiscal 1996
       ---------------------
       First quarter                      $13.67        $ 8.89
       Second quarter                      19.67         13.33
       Third quarter                       32.33         16.92
       Fourth quarter                      33.38         23.13

       Fiscal 1997
       ---------------------
       First quarter                      $32.50        $22.25
       Second quarter                      38.25         25.00
       Third quarter                       36.75         23.00
       Fourth quarter                      41.00         32.00


     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At September 30, 1997, there were approximately 150 and 6 holders of record of shares of Class A and Class B Common Stock, respectively. The Company estimates that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 9,000 total holders of its Class A Common Stock.

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

Item 6 -- Selected Consolidated Financial Data

     The following selected financial and operating data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Consolidated Statement of Operations for each of the three years in the period ended August 31, 1997 and the Consolidated Balance Sheet as of August 31, 1997 and 1996, and the independent accountants' report thereon are included in Item 8 of this Form 10-K.

                                                       Year Ended August 31,
                                       ----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       --------   --------   --------   --------   --------
                                             (In thousands, except per share amounts)
Income Statement Data:
Revenues:
 Tuition and other, net                $279,195   $211,247   $161,013   $124,440   $ 97,461
 Interest income                          4,341      3,028      2,416        280         84
                                       --------   --------   --------   --------   --------
 Total net revenues                     283,536    214,275    163,429    124,720     97,545
                                       --------   --------   --------   --------   --------
Costs and expenses:
 Instruction costs and services         167,720    130,039    102,122     81,313     65,319
 Selling and promotional                 35,187     27,896     21,016     17,918     15,812
 General and administrative              25,648     21,343     18,462     17,194     14,402
                                       --------   --------   --------   --------   --------
 Total costs and expenses               228,555    179,278    141,600    116,425     95,533
                                       --------   --------   --------   --------   --------
Income before income taxes<F1>           54,981     34,997     21,829      8,295      2,012
Less provision for income taxes          21,602     13,605      9,229      3,383        869
                                       --------   --------   --------   --------   --------
Net income                             $ 33,379   $ 21,392   $ 12,600   $  4,912   $  1,143
                                       ========   ========   ========   ========   ========

Net income per share                   $    .64   $    .42   $    .27   $    .14   $    .03
Weighted average shares outstanding      51,819     51,194     46,090     34,383     34,056
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



                                                           August 31,
                                       ---------------------------------------------------
                                         1997       1996       1995       1994      1993
                                       --------   --------   --------   --------  --------
                                                      (Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and
  restricted cash                      $ 78,855   $ 63,267   $ 62,601   $ 12,816  $  4,839
Short-term investments                   27,182     13,273
Long-term investments                    14,747
                                       --------   --------   --------   --------  --------
Total cash and investments             $120,784   $ 76,540   $ 62,601   $ 12,816  $  4,839
                                       ========   ========   ========   ========  ========

Total assets                           $194,910   $137,850   $102,132   $ 43,638  $ 28,909
                                       ========   ========   ========   ========  ========

Current liabilities                    $ 67,394   $ 54,804   $ 45,065   $ 34,890  $ 27,086
Long-term liabilities                     3,199      2,432      1,715      1,347     1,203
Shareholders' equity                    124,317     80,614     55,352      7,401       620
                                       --------   --------   --------   --------  --------
Total liabilities and
  shareholders' equity                 $194,910   $137,850   $102,132   $ 43,638  $ 28,909
                                       ========   ========   ========   ========  ========
Operating Statistics:
Enrollments at end of period<F1>         57,382     46,935     36,848     30,236    24,987
Number of locations at end
  of period<F2>                              96         85         68         60        51

_______________

<F1>  Enrollments are defined as full-time equivalent students in attendance in a program at the end of a period. Average enrollments represent the average of the ending enrollments for each month in the period.
      Average enrollments were 52,434, 42,377, 34,021, 27,469 and 23,663 for the years ended 1997, 1996, 1995, 1994 and 1993, respectively.

<F2>  Includes UOP and WIU campuses and learning centers and IPD contract sites. At October 10, 1997, there were 102 campuses and learning centers, including CFPI's facility in Denver, Colorado.


     The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future plans, expectations, events or performances that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" in the Company's Prospectus dated September 23, 1997. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

BACKGROUND AND OVERVIEW

     The Company's revenues, net of student discounts, have increased to $283.5 million in 1997 from $97.5 million in 1993. Average annual student enrollments have increased to 52,434 students in 1997 from 23,663 in 1993. Net income has increased to $33.4 million in 1997 from $1.1 million in 1993. At August 31, 1997, 57,382 students were enrolled in UOP, WIU and IPD-assisted programs at IPD client institutions.

     From September 1992 through August 1997, UOP opened 42 campuses and learning centers and IPD established operations at 23 campuses and learning centers with its client institutions. Historically, start-up costs for new UOP campuses in new markets have averaged $200,000 to $400,000 per site over a 15-18 month period, at which time the enrollments at these new campuses averaged 200 to 300 students. Due to increased demand in Florida, Michigan and Louisiana, the Company has stepped-up its marketing effort in these new markets. As a result, the start-up costs for these three campuses averaged approximately $1.1 million. Start-up costs for campuses in new markets are expected to range from $1.0 million to $1.5 million depending on the individual market's demand. Costs for establishing a learning center in an existing market are expected to average $100,000. Start-up costs for IPD contract sites have averaged from $400,000 to $500,000 per site over a 18-24 month period, and consist primarily of administrative salaries, marketing and advertising. Start-up costs are expensed as incurred.

     Approximately 91% of the Company's net revenues in 1997 consist of tuition revenues from UOP and WIU students and IPD's contractual share of tuition revenues from students enrolled in IPD-assisted programs at IPD client institutions. UOP tuition revenues currently represent approximately 87% of consolidated tuition revenues. The Company's net revenues also include sales of textbooks, computers and other education-related products, application fees, other student fees, interest and other income. The Company's net revenues vary from period to period based on several factors that include: (1) the aggregate number of students attending classes; (2) the number of classes held during the period and (3) the weighted average tuition price per credit hour (weighted by program and location). IPD's contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

     In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The purchase price consisted of $19.1 million in cash, $15.9 million in stock and the assumption of approximately $17.3 million in liabilities, consisting primarily of deferred tuition revenue. The excess of cost over the value of tangible assets of $45.9 million will be amortized over 35 years.

     The Company currently utilizes proprietary Oracle-based software for its student records processing and a vendor-supplied human resource system. Because of the Company's planned growth and the age of the current software, these systems may no longer meet the Company's needs in the near future without substantial modification. In September 1997, the Company signed an agreement with PeopleSoft, Inc. to customize and install its human resource and student records software systems throughout the Company. The Company is currently negotiating with various software consulting firms to assist in the customization and implementation of the software. The Company anticipates a two to three year minimum process for design, modification and implementation of the new systems.

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data of the Company expressed as a percentage of net revenues for the periods indicated:

                                                  Year Ended August 31,
                                               ---------------------------
                                                1997      1996      1995
                                               -------   -------   -------

Revenues:
 Tuition and other, net                           98.5%     98.6%     98.5%
 Interest income                                   1.5       1.4       1.5
                                               -------   -------   -------
 Total net revenues                              100.0     100.0     100.0
                                               -------   -------   -------
Costs and expenses:
 Instruction costs and services                   59.1      60.7      62.5
 Selling and promotional                          12.4      13.0      12.9
 General and administrative                        9.1      10.0      11.3
                                               -------   -------   -------
 Total costs and expenses                         80.6      83.7      86.7
                                               -------   -------   -------
Income before income taxes                        19.4      16.3      13.3
Less provision for income taxes                    7.6       6.3       5.6
                                               -------   -------   -------
Net income                                        11.8%     10.0%      7.7%
                                               =======   =======   =======

Year Ended August 31, 1997 Compared with the Year Ended August 31, 1996 -----

     Net revenues increased by 32.3% to $283.5 million in 1997 from $214.3 million in 1996 due primarily to a 23.7% increase in average student enrollments and tuition price increases averaging four to six percent, depending on the geographic area and program. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average student enrollments from 1996 to 1997. Average student enrollments increased to 52,434 in 1997 from 42,377 in 1996. Interest income increased to $4.3 million in 1997 from $3.0 million in 1996 due to the increase in cash and investments during the same period.

     Instruction costs and services increased by 29.0% to $167.7 million in 1997 from $130.0 million in 1996 due primarily to the direct costs necessary to support the increase in average student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 59.1% in 1997 from 60.7% in 1996 due to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its instruction costs and services to the same extent.

     Selling and promotional expenses increased by 26.1% to $35.2 million in 1997 from $27.9 million in 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers, including $1.8 million related to locations opened in new markets during the past two years. These expenses as a percentage of net revenues decreased to 12.4% in 1997 from 13.0% in 1996 due to the Company's ability to increase enrollments and open new learning centers in existing markets with a proportionally lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its selling and promotional expenses to the same extent.

     General and administrative expenses increased by 20.2% to $25.6 million in 1997 from $21.3 million in 1996 due primarily to costs required to support the increased number of UOP and IPD campuses and learning centers and increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 9.1% in 1997 from 10.0% in 1996 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the acqusition of CFPI and the development and implementation of new information systems.

     Costs related to the start-up of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $3.6 million in 1997 and 1996. Interest expense, which is allocated among all categories of costs and expenses, was $167,000 and $77,000 in 1997 and 1996, respectively.

     The Company's effective tax rate increased to 39.3% in 1997 from 38.9% in 1996 due primarily to the relative impact of expenses that are nondeductible for tax purposes.

     Net income increased to $33.4 million in 1997 from $21.4 million in 1996 due primarily to increased enrollments, increased tuition rates and improved utilization of general and administrative costs and fixed instruction costs and services.

Year Ended August 31, 1996 Compared with the Year Ended August 31, 1995 -----

     Net revenues increased by 31.1% to $214.3 million in 1996 from $163.4 million in 1995 due primarily to a 24.6% increase in average student enrollments from 1995 to 1996 and tuition price increases averaging four to six percent, depending on the geographic area and program. All UOP campuses, which include their respective learning centers, and most of the IPD contract sites had increases in net revenues and average student enrollments from 1995 to 1996. Average student enrollments increased to 42,377 in 1996 from 34,021 in 1995. Interest income increased to $3.0 million in 1996 from $2.4 million in 1995.

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

     Net income increased to $21.4 million in 1996 from $12.6 million in 1995 due to increased enrollments, increased tuition rates, improved utilization of general and administrative costs and fixed instruction costs and services.

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

                                                                   Quarter Ended
                                 -------------------------------------------------------------------------------
                                               FY 1997                                    FY 1996
                                 -------------------------------------      ------------------------------------
                                 Aug. 31,  May 31,  Feb. 28,  Nov. 30,      Aug. 31,  May 31,  Feb. 29,  Nov. 30,
                                   1997     1997      1997      1996          1996     1996      1996      1995
                                 -------   -------  -------   -------       -------   -------  -------   -------
                                                (Dollars in thousands, except per share amounts)
Revenues:
 Tuition and other, net          $75,773   $76,633  $60,696   $66,093       $58,406   $58,237  $45,621   $48,982
 Interest income                   1,286     1,209      956       890           793       754      737       745
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total net revenues               77,059    77,842   61,652    66,983        59,199    58,991   46,358    49,727
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services   46,451    43,572   38,089    39,608        36,808    33,978   29,294    29,959
 Selling and promotional           9,724     8,492    8,492     8,479         7,497     7,431    6,640     6,328
 General and administrative        5,792     6,522    6,586     6,748         5,402     4,641    5,705     5,595
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses         61,967    58,586   53,167    54,835        49,707    46,050   41,639    41,882
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes        15,092    19,256    8,485    12,148         9,492    12,941    4,719     7,845
Provision for income taxes         5,648     7,702    3,393     4,859         3,275     5,241    1,833     3,256
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                       $ 9,444   $11,554  $ 5,092   $ 7,289       $ 6,217   $ 7,700  $ 2,886   $ 4,589
                                 =======   =======  =======   =======       =======   =======  =======   =======

Net income per share             $   .18   $   .22  $   .10   $   .14       $   .12   $   .15  $   .06   $   .09
                                 =======   =======  =======   =======       =======   =======  =======   =======
Weighted average shares
  outstanding                     52,035    51,827   51,806    51,607        51,614    51,457   51,071    50,633
                                 =======   =======  =======   =======       =======   =======  =======   =======

As a percentage of net revenues:
Revenues:
 Tuition, and other, net            98.3%    98.4%    98.4%     98.7%         98.7%     98.7%    98.4%     98.5%
 Interest income                     1.7      1.6      1.6       1.3           1.3       1.3      1.6       1.5
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total net revenues                100.0    100.0    100.0     100.0         100.0     100.0    100.0     100.0
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services     60.3     56.0     61.8      59.1          62.2      57.6     63.2      60.2
 Selling and promotional            12.6     10.9     13.7      12.7          12.7      12.6     14.3      12.7
 General and administrative          7.5      8.4     10.7      10.1           9.1       7.9     12.3      11.3
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses           80.4     75.3     86.2      81.9          84.0      78.1     89.8      84.2
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes          19.6     24.7     13.8      18.1          16.0      21.9     10.2      15.8
Provision for income taxes           7.3      9.9      5.5       7.2           5.5       8.9      4.0       6.5
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                          12.3%    14.8%     8.3%     10.9%         10.5%     13.0%     6.2%      9.3%
                                 =======   =======  =======   =======       =======   =======  =======   =======


SEASONALITY IN RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $76.4 million of working capital at August 31, 1997 as compared to $54.3 million at August 31, 1996. The increase in working capital is due primarily to $41.5 million in cash generated from operations during the year, offset in part by capital expenditures during the year. The Company used $19.1 million of cash in September 1997 for its acquisition of the assets and related business operations of the College for Financial Planning.

     At August 31, 1997, the Company had no outstanding borrowings on its $4.0 million unsecured line of credit, which bears interest at prime. In October 1997, the Company received a commitment from its lender to increase its line of credit to $10.0 million. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in January 1999.

     Net cash received from operating activities increased to $41.5 million in 1997 from $25.8 million in 1996 due primarily to the $12.0 million increase in net income from 1996 to 1997. Capital expenditures, including additions to educational program production costs, increased to $15.8 million in 1997 from $14.7 million in 1996 primarily due to an increase in the number of locations and to additional educational program development.

     Total purchases of property, equipment and land for the year ended August 31, 1998 are expected to range from $24.0 to $27.0 million. The increase from 1997 is due to: (1) hardware and software related to the Company's planned conversion to new student records and human resource systems (see Background and Overview); (2) a greater number of planned new campuses and learning center compared to 1997; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level and (4) increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business and the acquisition of CFPI. Additions to educational program production costs are not expected to exceed $2.5 million for the year ended August 31, 1998. Start-up costs are expected to range from $6.0 to $9.0 million in 1998, as compared to $3.6 million in 1997, due to recent and planned expansion into new geographic markets.

     The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, was renewed in December 1995 for a five year term. During 1996, the Company acquired land for a purchase price of $2.9 million which it may use in the future for the possible relocation of its corporate headquarters. Such a facility is estimated to cost between $20 to $25 million. The Company currently has approximately $2.0 million in commitments for capital expenditures in 1998. The Company currently leases all of its educational and administrative facilities.

     The Company's net receivables at August 31 as a percent of net revenues decreased to 11.3% in 1997 from 12.1% in 1996 due primarily to improvements made in the financial aid process that resulted in a reduction in the backlog of students awaiting financial aid loans. Bad debt expense as a percent of net revenues was less than 1% in 1997 and 1996.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of August 31, 1997, the Company had approximately $19.9 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     The Regulations require all higher education institutions to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash, current investments and current accounts receivable to total current liabilities) of at least 1 to 1, which is calculated at the end of the institution's fiscal year. If an institution, including UOP or WIU, fails to meet the acid test ratio, it may be deemed not financially responsible by the DOE, which could result in a loss of its eligibility to participate in Title IV Programs. UOP's acid test ratio was 1.41 to 1 at August 31, 1997 and 1.19 to 1 at August 31, 1996. WIU's acid test ratio was 1.81 to 1 at August 31, 1997 and 1.50 to 1 on September 1, 1996. These requirements apply to the separate financial statements of UOP, WIU and each of the respective IPD client institutions, but not to the Company's consolidated financial statements.

     During 1997, the Company began offering an alternative student loan program on a test basis at two of its campuses. The program, offered by a commercial lender, allows students to finance their tuition and related educational costs at a rate of prime plus 1.5%, until the proceeds, if any, from employer reimbursement or financial aid programs are available. Loans for students that don't meet certain credit requirements are guaranteed by the Company, subject to certain limitations. At August 31, 1997, the Company has guaranteed approximately $756,000 in available credit, $88,000 of which was borrowed by the students at that date. To date, there have been no material defaults by students guaranteed by the Company, although the program has not been in place for a sufficient period of time to assess the overall collection rate. If the program experiences a favorable collection rate, the Company will consider expanding the program to its other locations.

TAX REFORM ACT OF 1997

     In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Act also provides for the deduction of interest on education loans and limited educational IRA's for children under the age of
18. These new provisions do not take affect until 1998 and it is unclear at this time the effect that these additional tax benefits will have on future enrollments.

YEAR 2000 COMPLIANCE

     The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its financial position or result of operations.

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

Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . . . .47

Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . .48

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . .49

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Apollo Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apollo Group, Inc. and its subsidiaries at August 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Apollo Group, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Phoenix, Arizona
October 13, 1997

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                Year Ended August 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------

Revenues:
 Tuition and other, net                     $279,195   $211,247   $161,013
 Interest income                               4,341      3,028      2,416
                                            --------   --------   --------
 Total net revenues                          283,536    214,275    163,429
                                            --------   --------   --------
Costs and expenses:
 Instruction costs and services              167,720    130,039    102,122
 Selling and promotional                      35,187     27,896     21,016
 General and administrative                   25,648     21,343     18,462
                                            --------   --------   --------
 Total costs and expenses                    228,555    179,278    141,600
                                            --------   --------   --------
Income before income taxes                    54,981     34,997     21,829
Less provision for income taxes               21,602     13,605      9,229
                                            --------   --------   --------
Net income                                  $ 33,379   $ 21,392   $ 12,600
                                            ========   ========   ========
Net income per share                        $    .64   $    .42   $    .27
                                            ========   ========   ========
Weighted average shares outstanding           51,819     51,194     46,090

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                         August 31,
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------       --------
Assets:
Current assets-
Cash and cash equivalents                                         $ 58,928       $ 51,982
Restricted cash                                                     19,927         11,285
Investments                                                         27,182         13,273
Receivables, net                                                    32,040         25,985
Inventory                                                            2,220          3,112
Deferred tax assets, net                                             2,873          2,972
Prepaids and other current assets                                      633            532
                                                                  --------       --------
Total current assets                                               143,803        109,141
Property and equipment, net                                         25,251         18,925
Investments                                                         14,747
Educational program production costs, net                            1,836          1,446
Non-operating property                                               5,611          4,321
Cost in excess of fair value of assets purchased                     2,283          2,459
Deposits and other assets                                            1,379          1,558
                                                                  --------       --------
Total assets                                                      $194,910       $137,850
                                                                  ========       ========
Liabilities and Shareholders' Equity:
Current liabilities-
Current portion of long-term liabilities                          $    295       $    140
Accounts payable                                                     7,714          7,742
Other accrued liabilities                                           11,449         10,925
Income taxes payable                                                   253            261
Student deposits and deferred revenue                               47,683         35,736
                                                                  --------       --------
Total current liabilities                                           67,394         54,804
                                                                  --------       --------
Long-term liabilities, less current portion                          2,494          1,773
                                                                  --------       --------
Deferred tax liabilities, net                                          705            659
                                                                  --------       --------
Commitments and contingencies                                           --             --
                                                                  --------       --------
Shareholders' equity-
Preferred stock, no par value, 1,000,000 shares authorized,
  none issued                                                           --             --
Class A nonvoting common stock, no par value, 400,000,000 and
  65,000,000 shares authorized at August 31, 1997 and 1996,
  respectively; 50,227,000 and 49,476,000 issued and outstanding
  at August 31, 1997 and 1996, respectively                             66             65
Class B voting common stock, no par value, 3,000,000
  shares authorized; 548,000 and 576,000 issued and outstanding at
  August 31, 1997 and 1996, respectively                                 1              1
Additional paid-in capital                                          51,521         41,201
Retained earnings                                                   72,729         39,347
                                                                  --------       --------
Total shareholders' equity                                         124,317         80,614
                                                                  --------       --------
Total liabilities and shareholders' equity                        $194,910       $137,850
                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                (In thousands)

                                           Common Stock
                                -------------------------------------
                                    Class A             Class B
                                   Nonvoting             Voting
                                -----------------  ------------------   Additional               Total
                                          Stated              Stated     Paid-In    Retained  Shareholders'
                                Shares    Value     Shares    Value      Capital    Earnings     Equity
                                -------  --------  --------  --------   ----------  --------- -------------
Balance at August 31, 1994       6,909         $9       576        $1      $ 1,982    $ 5,409      $  7,401
Stock issued in public offering  3,516          4                           34,854                   34,858
Stock issued under stock
  purchase plan                     29                                         388                      388
Stock issued under stock
  option plans                      12                                          97                       97
Stock canceled under stock
  option plans                      (3)                                        (22        (54)          (76)
4-for-3 stock split, April 95    3,673          5                               (5)
Tax benefit related to
  exercise of options                                                           84                       84
Net income                                                                             12,600        12,600
                                -------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1995      14,136         18       576         1       37,378     17,955        55,352
Stock issued under stock
  purchase plan                     84                                         912                      912
Stock issued under stock
  option plans                     315                                         373                      373
3-for-2 stock split, Sep 95      7,356         10                              (10)
3-for-2 stock split, Feb 96     11,034         15                              (15)
3-for-2 stock split, May 96     16,551         22                              (22)
Tax benefits related to
  disqualifying dispositions
  and exercise of options                                                    2,585                    2,585
Net income                                                                             21,392        21,392
                                -------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1996      49,476         65       576         1       41,201     39,347        80,614
Stock issued under stock
  purchase plan                     80                                       1,834                    1,834
Stock issued under stock
  option plans                     643          1                              978                      979
Exchange Class A shares for
  Class B shares                    28                  (28)
Tax benefits related to
  disqualifying dispositions
  and exercise of options                                                    7,508                    7,508
Foreign currency
  translation gain                                                                          3             3
Net income                                                                             33,379        33,379
                               --------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1997      50,227        $66      548         $1      $51,521    $72,729      $124,317
                               ========  ========  ========  ========   ==========  =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                   Year Ended August 31,
                                             ------------------------------
                                               1997       1996       1995
                                             --------   --------   --------
Net cash received from (used for)
  operating activities:
Cash received from customers                 $272,542   $206,268   $159,349
Cash paid to employees and suppliers         (213,604)  (169,072)  (129,442)
Interest received                               4,036      2,934      2,207
Interest paid                                     (12)       (77)       (96)
Net income taxes paid                         (21,445)   (14,230)    (9,692)
                                             --------   --------   --------
Net cash received from operating activities    41,517     25,823     22,326
                                             --------   --------   --------
Net cash received from (used for)
  investing activities:
Purchase of investments                       (52,134)   (18,636)
Proceeds from sale of investments              22,983      5,363
Purchase of property and equipment            (12,826)   (10,350)    (9,944)
Purchase of non-operating property             (1,290)    (3,207)
Additions to educational program
  production costs                             (1,664)    (1,096)    (1,548)
Cash paid at acquisition of Western,
  net of cash acquired                                      (585)
Proceeds from sale of assets                       90         75
                                             --------   --------   --------
Net cash used for investing activities        (44,841)   (28,436)   (11,492)
                                             --------   --------   --------
Net cash received from (used for)
  financing activities:
Tax benefits related to disqualifying
  dispositions and exercise of options          7,508      2,585         84
Issuance of stock                               2,812      1,284     35,321
Principal payments on long-term debt              (50)                 (181)
Retirement of stock                                                     (54)
                                             --------   --------   --------
Net cash received from financing activities    10,270      3,869     35,170
                                             --------   --------   --------
Net increase in cash and cash equivalents       6,946      1,256     46,004
Cash and cash equivalents, beginning
  of period                                    51,982     50,726      4,722
                                             --------   --------   --------
Cash and cash equivalents, end of period     $ 58,928   $ 51,982   $ 50,726
                                             ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

     Apollo Group, Inc. ("Apollo" or the "Company"), through its wholly-owned subsidiaries The University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning, Inc. ("CFPI") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults.

     UOP is a regionally accredited, private institution of higher education offering bachelor's and master's degree programs in business, management, computer information systems, education and health care. UOP currently has 58 campuses and learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Oregon, Utah, Washington and Puerto Rico. UOP also offers its educational programs worldwide through Online, its computerized educational delivery system. UOP is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA").

     IPD provides program development and management services under long-term contracts to 18 regionally accredited private colleges and universities. IPD currently operates at 39 campuses and learning centers in 20 states.

     CFPI, located in Denver, Colorado, was acquired in September 1997 and provides financial planning education programs as well as a graduate degree program in financial planning. See Note 15.

     WIU currently offers undergraduate and graduate degree programs at four campuses and learning centers in Phoenix, Fort Huachuca and Douglas, Arizona and London, England. WIU was acquired on September 1, 1995. See Note 7.

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1997, 1996 and 1995 relate to the fiscal years ended August 31, 1997, 1996 and 1995, respectively.

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

New Accounting Pronouncements -----------------------------------------------

     During February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards 128, "Earnings per Share" ("SFAS 128"), which requires the disclosure of both basic earnings per share and diluted earnings per share. The Company will be required to adopt SFAS 128 beginning in the interim period ending February 28, 1998, and believes it will not have a material impact on previously reported earnings per share.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which will be effective beginning in the Company's fiscal year ending August 31, 1999. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will be required to report net income and foreign currency translation adjustments as components of comprehensive income.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective for the Company beginning in the fiscal year ending August 31, 1999. SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company has not yet completed its analysis of how it will comply with this pronouncement.

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

Investments -----------------------------------------------------------------

     Investments consist of the following, in thousands:

                                      August 31, 1997                   August 31, 1996
                                   -----------------------          -----------------------

                                  Estimated      Amortized          Estimated      Amortized
  Type                            Market Value      Cost            Market Value      Cost
----------                        -------         --------          -------         -------
Classified as current:
Municipal bonds                    $25,938         $25,932          $10,241         $10,240
Auction market preferred stock         750             750
U.S. agency obligations                500             500            3,033           3,033
                                   -------         -------          -------         -------
Total current                       27,188          27,182           13,274          13,273
                                   -------         -------          -------         -------
Classified as noncurrent:
Municipal bonds due between one
 and two years                      14,267          14,247
Limited partnership fund               500             500
                                   -------         -------          -------         -------
Total noncurrent                    14,767          14,747              --               --
                                   -------         -------          -------         -------
Total investments                  $41,955         $41,929          $13,274         $13,273
                                   =======         =======          =======         =======



     Gross unrealized gains at August 31 totaled $26,000 and $1,000 in 1997 and 1996, respectively. Investments are stated at amortized cost which approximates fair market value. It is the Company's intention to hold these investments until maturity.

     In June 1997, the Company entered into an agreement to become a limited partner in a venture capital limited partnership fund that invests in emerging education and media companies. The Company's total commitment for this fund is $2.5 million (approximately 5% of the total fund), $500,000 of which was paid in July 1997. The remaining $2.0 million is due in full upon 15 days written notice by the General Partner. This investment is accounted for under the cost method of accounting.

Revenues, Receivables and Related Liabilities -------------------------------

     The Company's educational programs range in length from one-day seminars to degree programs lasting up to four years. Long-term programs are billed in blocks of time ranging in length from five weeks to three months. Seminars, other shorter term programs and many of CFPI's non-degree programs are usually billed in one installment. Billings occur when the student first attends a session resulting in the recording of a receivable and a deferred tuition revenue liability for the amount billed. The deferred tuition revenue liability is recognized into income pro rata over the period of instruction. If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded, generally on a pro rata basis. Because most of the Company's educational programs are billed in short blocks of time ranging from five to six weeks, most of the deferred tuition revenue liability at the end of each period will be recognized into income within five to six weeks following the end of that period.

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

     Receivables consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1997         1996
                                                      -------      -------
Trade receivables                                     $35,524      $28,925
Interest receivable                                       606          302
Income tax refunds receivable                             431          452
                                                      -------      -------
                                                       36,561       29,679
Less allowance for doubtful accounts                   (4,521)      (3,694)
                                                      -------      -------
  Total receivables, net                              $32,040      $25,985
                                                      =======      =======

    Bad debt expense was $2.5 million, $1.7 million and $1.8 million for 1997, 1996 and 1995, respectively.

     Student deposits and deferred revenue consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1997         1996
                                                      -------      -------
Student deposits                                      $29,086      $21,437
Deferred tuition revenue                               17,709       13,443
Other deferred revenue                                    888          856
                                                      -------      -------
  Total student deposits and deferred revenue         $47,683      $35,736
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

Property and Equipment ------------------------------------------------------

     Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all buildings, furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years, except software which is depreciated over three to five years and buildings which are depreciated over 30 years. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Depreciation and amortization expense was $6.4 million, $4.5 million and $2.8 million for 1997, 1996 and 1995, respectively. Maintenance and repairs are expensed as incurred.

Educational Program Production Costs ----------------------------------------

     Direct costs incurred in the original production of, and improvements to, educational courses are capitalized, then amortized as expense using the 150% declining balance method over a three year period beginning in the month the courses are placed in service. Courses are generally placed in service within 6 to 13 months after the program production commences. These direct costs primarily include contract-based curriculum development and salaries and wages for staff directly engaged in the development process. Any unamortized cost is charged to expense whenever a course or program is discontinued. From 1995 through 1997, approximately 7% of these courses were discontinued within three years of being placed in service. Indirect costs related to the curriculum development process, such as space rent and supplies, are expensed as incurred. Amortization expense was $1.2 million in 1997 and $1.4 million per year in 1996 and 1995.

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

Cost in Excess of Fair Value of Assets Purchased ----------------------------

     The Company amortizes costs in excess of fair value of assets purchased on a straight line method over the estimated useful life. At August 31, 1997, the Company's cost in excess of fair value of assets purchased relates solely to the acquisition of certain assets of Western International University, which is being amortized over a 15-year period. Total amortization in 1997 and 1996 was $176,000 and $107,000, respectively. The excess of fair value of assets related to the CFPI acquisition will be amortized over a 35-year period. Recoverability is reviewed to determine if there have been any events or changes in circumstances that indicate that the carrying value may exceed fair value.

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

Start-up Costs --------------------------------------------------------------

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled $3.6 million in 1997 and 1996 and $1.1 million in 1995.

Non-Operating Income and Expense --------------------------------------------

     Interest income totaled $4.3 million, $3.0 million and $2.4 million for 1997, 1996 and 1995, respectively. Interest expense is expensed as incurred and totaled $167,000, $77,000 and $96,000 in 1997, 1996 and 1995,
respectively.

Income Taxes ----------------------------------------------------------------

     Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from compensation not yet deductible for tax purposes, limitations on bad debt deductions for tax purposes and the use of accelerated depreciation methods.

     When options granted under the Company's stock option plans are exercised, the Company receives a tax deduction related to the difference between the market value of its Class A Common Stock at the date of exercise and the sum of the exercise price and any compensation expense previously recognized for financial reporting purposes. The Company receives a similar tax benefit for disqualifying dispositions of stock acquired by employees under the 1994 Employee Stock Purchase Plan. The tax benefits resulting from these tax deductions, totaling $7.5 million in 1997, $2.6 million in 1996 and $84,000 in 1995, are reflected as a decrease in the Company's income tax liabilities and an increase in additional paid-in capital.

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

     All Common Stock amounts, Common Stock prices and earnings per share figures for periods prior to the stock splits, which were effected in the form of stock dividends, have been restated to reflect the effect of all previous stock splits except for the number of shares outstanding and the related impact on the stated value of Class A Common Stock and additional paid-in capital on the Consolidated Balance Sheet and the Consolidated Statement of Changes in Shareholders' Equity.

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

     On September 23, 1997, the Company issued 445,000 shares of Class A common stock in connection with the acquisition of the assets and related operations of the College for Financial Planning (See Note 15).

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

Reclassifications -----------------------------------------------------------

     Certain amounts reported for the year ended August 31, 1996 and 1995 have been reclassified to conform to the 1997 presentation, having no effect on net income.

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

     The latest student default rates as reported by the DOE for these FFEL student loans are as follows:

                                                  For Loans Entering
                                                 Repayment During the
                                                 DOE Fiscal Year Ended
                                                      September 30,
                                               --------------------------
                                                1994      1993      1992
                                               ------    ------    ------
Students attending:
  UOP campuses                                   5.1%      5.0%      5.0%
  IPD client institutions                        6.2%      5.9%      5.1%
  Western campuses                               7.1%      4.2%      4.7%
National average                                10.7%     11.6%     15.0%

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1997         1996
                                                      -------      -------
Furniture and equipment                               $32,779      $24,041
Software                                                4,081        3,467
Leasehold improvements                                  3,766        1,042
Land and buildings                                        350          350
                                                      -------      -------
                                                       40,976       28,900
Less accumulated depreciation                         (15,725)      (9,975)
                                                      -------      -------
  Property and equipment, net                         $25,251      $18,925
                                                      =======      =======

NOTE 5.  EDUCATIONAL PROGRAM PRODUCTION COSTS

     Educational program production costs consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1997         1996
                                                      -------     --------
Educational program production costs                  $ 9,358     $ 8,012
Less accumulated amortization                          (7,522)     (6,566)
                                                      -------     --------
  Educational program production costs, net           $ 1,836     $ 1,446
                                                      =======     ========

     The net effect on pre-tax income of the capitalization and amortization of educational program production costs amounted to an increase of $390,000 in 1997, a decrease of $516,000 in 1996 and an increase of $49,000 in 1995.

NOTE 6.  NON-OPERATING PROPERTY

     Non-operating property consists of approximately 19 acres of land purchased in 1997 and 1996 for the possible relocation and/or expansion of the Company's corporate headquarters and 105 acres of undeveloped land located in Santa Cruz County, California, a substantial portion of which was acquired from a related party in 1991. As a result of poor market conditions in Northern California, the Company recorded a $196,000 writedown related to the Santa Cruz land in 1996 ($117,000 after related tax benefit) and a $104,000 writedown in 1995 ($60,000 after related tax benefit). These write-downs were based on independent appraisals dated June 1996 and May 1995, respectively. The most recent appraisal, dated June 1997, reflected a value consistent with the prior year.

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

Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates recorded at August 31, 1997. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, respectively, to expense.

     The acquisition was accounted for under the purchase method and, accordingly, the results of operations related to this new subsidiary have been included with those of the Company for periods subsequent to the date of acquisition. Results of operations for Western prior to the acquisition were not material in relation to the Company's operation as a whole.

NOTE 8.  SHORT-TERM BORROWINGS

     At August 31, 1997, the Company had no amounts borrowed against its $4.0 million unsecured line of credit. The line of credit bears interest at prime (8.5% at August 31, 1997). The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination. The Company's line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender's consent.


NOTE 9.  OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1997         1996
                                                      -------      -------
Salaries and wages                                    $ 5,786      $ 4,713
Employee benefits and payroll withholdings              1,790        2,201
Other accruals                                          3,873        4,011
                                                      -------      -------
  Total other accrued liabilities                     $11,449      $10,925
                                                      =======      =======

NOTE 10.  EMPLOYEE AND DIRECTOR BENEFIT PLANS

     The Company provides various health, welfare and disability benefits to its full-time salaried employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care and life insurance benefits to its employees.

401(k)Plan ------------------------------------------------------------------

     The Company sponsors a 401(k) plan which is available to all employees who have completed one year and at least 1,000 hours of continuous service. The Company matches 100% of the contributions from the first $10,000 of a participant's annual pre-tax earnings. Contributions from the participant's earnings in excess of $10,000 are matched by the Company at 18.5%. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $1.3 million, $1.1 million and $848,000 for 1997, 1996 and 1995, respectively.

Stock Based Compensation Plans ----------------------------------------------

     The Company has three stock-based compensation plans that were adopted in 1994: the Apollo Group, Inc. Director Stock Plan ("Director Stock Plan"), the Apollo Group, Inc. Long-Term Incentive Plan ("LTIP"), and the Apollo Group, Inc. 1994 Employee Stock Purchase Plan ("Purchase Plan"). The Director Stock Plan currently provides for an annual grant of options to the Company's non-employee directors of the Company's Class A Common Stock on September 1 of each year. Under the LTIP, the Company may grant options, incentive stock options, stock appreciation rights and other stock-based awards to certain officers or key employees of the Company.

     Many of the options granted under the LTIP vest 25% per year starting at the end of the year 2002. The vesting may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days and if certain profit goals, defined for groups of individuals, are also achieved. The Purchase Plan allows employees of the company to purchase shares of the Company's Class A Common Stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of: 1) the fair market value (as defined in the Purchase
Plan) on the enrollment date into the respective quarterly offering period, or 2) the fair market value on the purchase date.

     The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the plans been determined based on the fair value at the grant date consistent with SFAS
123, the Company's net income, income per share and weighted average shares outstanding would have been as follows, in thousands except per share amounts:

                                                      Year Ended August 31
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------
Net income - as reported                               $33,379    $21,392
Net income - pro forma                                 $31,551    $19,935
Income per share - as reported                         $   .64    $   .42
Income per share - pro forma                           $   .61    $   .39
Weighted average shares outstanding - as reported       51,819     51,194
Weighted average shares outstanding - pro forma         51,837     51,113


     The effects of applying SFAS 123 in the above pro forma disclosure are not necessarily indicative of future amounts. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants in 1997 and 1996, respectively: (1) dividend yield of 0.00% in both years; (2) expected volatility of 37.0% and 37.1%; (3) risk-free interest rates of 6.0% and 5.7% and (4) expected lives of 6.9 and 8.3 years. The average fair values of options granted during 1997 and 1996 were $12.66 and $5.96, respectively.

     A summary of the activity related to the stock options granted under the Director Stock Plan and the LTIP is as follows, in thousands except per share amounts:

                                                           Weighted
                                                            Average
                                                         Exercise Price
                                               Shares      per Share
                                               ------   --------------
Outstanding at August 31, 1994                    830        $ 0.416
Granted                                           904          2.445
Exercised                                         (40)         2.445
Canceled                                           (9)         2.445
                                               ------
Outstanding at August 31, 1995                  1,685          1.446
Granted                                         2,120         11.253
Exercised                                        (315)         1.189
Canceled                                          (48)        11.300
                                               ------
Outstanding at August 31, 1996                  3,442          7.370
Granted                                           209         26.004
Exercised                                        (643)         1.521
Canceled                                         (176)        13.746
                                               ------
Outstanding at August 31, 1997                  2,832          9.680
                                               ======
Exercisable at August 31, 1997                  1,248
                                               ======
Available for issuance at August 31, 1997       1,570
                                               ======

     The following table summarizes information about the Company's stock options at August 31, 1997:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ------------------------------------                    -------------------------
                                                 Weighted Avg.                               Weighted Avg.
                           Number     Contractual  Exercise                        Number      Exercise
Range of                Outstanding      Years       Price                      Exercisable     Price
Exercise Prices       (in thousands)   Remaining  per share                   (in thousands)  per share
-------------------     ------------  -----------  ---------                    -----------  ------------
$ 0.416 to $ 2.445              728         7.02    $ 1.490                           728       $ 1.490
$ 8.963 to $11.298            1,926         8.06    $11.257                           471       $11.131
$ 25.500 to $26.125             178         8.20    $26.078                            49       $25.953
                           ---------                                            -----------
$ 0.416 to 26.125             2,832         7.80    $ 9.680                         1,248       $ 6.092
                           =========                                            ===========


NOTE 11.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1997         1996
                                                      -------      ------
Deferred compensation and note agreements
  discounted at 7.5% to 12%                            $1,554      $1,515
Deferred rental payments                                1,235         398
                                                      -------      ------
  Total long-term liabilities                           2,789       1,913
  Less current portion                                   (295)       (140)
                                                      -------      ------
  Total long-term liabilities, net                     $2,494      $1,773
                                                      =======      ======

     The aggregate maturities of all long-term liabilities for each of the five fiscal years subsequent to August 31, 1997 are: 1998--$295,000; 1999-- $333,000; 2000--$318,000; 2001--$271,000; 2002--$272,000.

     The undiscounted deferred compensation liability was $1.6 million and $1.7 million at August 31, 1997 and 1996, respectively. The undiscounted note payable related to the WIU acquisition was $650,000 and $700,000 at August 31, 1997 and 1996, respectively. The discount rates for these agreements were determined at the date of each respective agreement based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the respective agreements.

NOTE 12.  LEASES

     The Company is obligated under facility and equipment leases that are classified as operating leases. Following is a schedule of future minimum lease commitments as of August 31, 1997, in thousands:

                                        Operating Leases
                                    ---------------------------
                                                      Equipment
                                    Buildings          & Other
                                    ---------         ---------
        1998                         $ 19,573            $  589
        1999                           19,574               357
        2000                           18,227               108
        2001                           15,433                 6
        2002                           13,205
        Thereafter                     19,635
                                    ---------         ---------
                                     $105,647            $1,060
                                    =========         =========

     Facility and equipment rent expense totaled $23.4 million, $19.9 million and $16.5 million for 1997, 1996 and 1995, respectively.

NOTE 13.  INCOME TAXES

     Pre-tax earnings and the related components of the income tax provision are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1997      1996      1995
                                              -------   -------   -------
Pre-tax earnings(loss):
United States                                 $55,001   $34,322   $21,401
Puerto Rico                                       337       675       428
United Kingdom                                   (357)
                                              -------   -------   -------
  Total pre-tax earnings                      $54,981   $34,997   $21,829
                                              =======   =======   =======
Income tax provision (benefit):
Current -- state and other                    $ 3,870   $ 2,841    $2,550
Current -- federal                             17,877    11,239     7,103
Deferred                                         (145)     (475)     (424)
                                              -------   -------   -------
  Total provision for income taxes            $21,602   $13,605    $9,229
                                              =======   =======   =======

     The income tax provision differs from the tax that would result from application of the statutory federal corporate tax rate. The reasons for the differences are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1997      1996      1995
                                              -------   -------   -------
Income tax provision at expected rate
  of 35%                                      $19,243   $12,249    $7,640
State taxes, net of federal benefit             2,516     1,777     1,518
Non-taxable interest income                      (897)     (534)     (193)
Other, net                                        740       113       264
                                              -------   -------   -------
  Total provision for income taxes            $21,602   $13,605    $9,229
                                              =======   =======   =======

     Deferred tax assets and liabilities consist of the following, in thousands:

                                                           August 31,
                                                       -------------------
                                                       1997         1996
                                                       ------       ------
Gross deferred tax assets:
Difference in bad debt deductions for
  financial reporting purposes                         $1,842       $1,438
Compensation not yet deductible for tax purposes          781        1,376
Loss reserves not deductible for tax purposes             653          591
Difference in lease expense deductions                    361          319
Other                                                      84           85
                                                       ------       ------
  Total gross deferred tax assets                       3,721        3,809
                                                       ------       ------
Gross deferred tax liabilities:
Depreciation and amortization of property
  and equipment                                         1,354        1,062
Deduction of educational program production
  costs for tax purposes                                  195          391
State taxes                                                 4           43
                                                       ------       ------
  Total gross deferred tax liabilities                  1,553        1,496
                                                       ------       ------
  Net deferred tax assets                              $2,168       $2,313
                                                       ======       ======

     The net tax assets are reflected in the accompanying balance sheet as follows, in thousands:

                                                              August 31
                                                        ------------------
                                                          1997        1996
                                                        -------     ------
Current deferred tax assets, net                        $2,873      $2,972
Noncurrent deferred tax liabilities, net                  (705)       (659)
                                                        ------      ------
Net deferred tax assets                                 $2,168      $2,313
                                                        ======      ======

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for deferred tax assets in excess of deferred tax liabilities.

NOTE 14.  CASH RECEIVED FROM OPERATING ACTIVITIES

     Following is a reconciliation of net income to net cash received from operating activities, as shown on the consolidated statement of cash flows, in thousands:

                                                       August 31,
                                              ---------------------------
                                                1997      1996      1995
                                              -------   -------   -------
Net income                                    $33,379   $21,392   $12,600
Net loss on disposal of assets                     37       402       602
Write-down of non-operating assets                          196       104
Depreciation and amortization of:
 Discount and premium on fixed maturities         495
 Property and equipment                         6,373     4,545     2,751
 Educational program production costs           1,247     1,441     1,375
 Cost in excess of fair value of
    assets purchased                              176       107
Writeoff of unamortized cost of
  discontinued educational courses                 27       172       124
Bad debt expense                                2,523     1,704     1,849
Deferred taxes, net                               145      (475)     (211)
Foreign currency translation gain                  (3)
Change in assets and liabilities:
 Decrease (increase) in restricted cash        (8,642)      590    (3,781)
 Increase in receivables, net of write-offs    (8,578)  (11,621)   (3,496)
 Decrease (increase) in other current assets      791      (413)      312
 Decrease (increase) in other assets              179      (133)     (113)
 Increase (decrease) in deferred liabilities      933        91       (30)
 Increase in accounts payable and accrued
   liabilities                                    496     1,206     4,058
 Increase in student deposits and deferred
   revenue                                     11,947     6,454     6,396
 Increase (decrease) in income taxes payable       (8)      165      (214)
                                              -------   -------   -------
     Net cash received from operating
       activities                             $41,517   $25,823   $22,326
                                              =======   =======   =======

Supplemental Schedule of Noncash Investing and Financing Activities --

     The Company purchased certain assets of Western for a total purchase price of $3.0 million. In conjunction with the acquisition, liabilities were assumed as follows, in thousands:

                                                             1996
                                                            ------
     Fair value of assets acquired                          $3,028
     Less cash paid to Western ($237,000) and on behalf of
       Western ($393,000) for the assets acquired             (630)
                                                            ------
     Net liabilities assumed                                $2,398
                                                            ======

NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

    In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The purchase price consisted of $19.1 million in cash, $15.9 million in stock and the assumption of approximately $17.3 million in liabilities, consisting primarily of deferred tuition revenue. The excess of cost over the value of tangible assets of $45.9 million will be amortized over 35 years.

     The acquired business had approximately $15 and $17 million of revenue in 1997 and 1996, respectively. Pro forma results of the Company, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported.

Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock. The following sets forth information as of August 31, 1997 concerning the Company's directors and executive officers:

Name                                Age    Position
----------------------------------  ---    ---------------------------
John G. Sperling, Ph.D.              76    Chairman of the Board and President
William H. Gibbs                     47    Senior Vice President and Director
Jerry F. Noble                       55    Senior Vice President and Director
Peter V. Sperling                    37    Vice President of Administration,
                                           Secretary, Treasurer and Director
Todd S. Nelson                       38    Vice President
J. Jorge Klor de Alva, J.D., Ph.D.   49    Vice President of Business Development
                                           and Director
James W. Hoggatt                     40    Vice President of Finance and Chief
                                           Financial Officer
Thomas C. Weir                       63    Director
Dino J. DeConcini                    63    Director
Hedy F. Govenar                      52    Director
John R. Norton III                   68    Director


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

     WILLIAM H. GIBBS has been with the Company since 1980. Mr. Gibbs has been the President of UOP and a Senior Vice President of the Company since 1987. From 1985 to 1987, Mr. Gibbs was the President of Apollo Education Corporation ("AEC"). From 1980 to 1985, Mr. Gibbs held various positions with the Company, including Chief Financial Officer and faculty member. From 1975 to 1984, Mr. Gibbs was with the accounting firm of Price Waterhouse and, from 1982 to 1984, served as a management advisory manager. Mr. Gibbs currently serves as the Chairman of the Arizona State Board of Private Post-Secondary Education. Mr. Gibbs received his M.B.A. from the University of Illinois and his B.A. from Arizona State University. Mr. Gibbs is a Certified Public Accountant in the State of Arizona.

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

    J. JORGE KLOR DE ALVA, J.D., Ph.D., has been a Vice President of Business Development of the Company since July 1996 and has been a director of the Company since 1991. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies from 1982 to 1989 and was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as associate professor, assistant professor or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

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

     HEDY F. GOVENAR has been a director of the Company since March of 1997. Ms. Govenar is founder and President of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. An active lobbyist with the firm since 1979, she represents a variety of corporation and trade association clients. Ms. Govenar has been a State Assembly appointee to the California Film Commission since 1992. Ms. Govenar received an M.A. from California State University, and a B.A. from UCLA.

     JOHN R. NORTON III has been a director of the Company since March of 1997. Mr. Norton founded his own company in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the United States Department of Agriculture in 1985 and 1986. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1997, its officers and directors complied with all Section 16(a) filing requirements with the following exception: John D. Murphy filed late Form 4's for October 1996, November 1996, December 1996, January 1997 and April 1997, relating to transactions involving the selling of 15,000, 185,000, 100,000 and 100,000 shares, respectively of Class A Common Stock on various dates. In addition, Mr. Murphy's May 1997 Form 4 was filed late relating to the transfer of 27,950 shares of Class B Common Stock to Class A Common Stock. John D. Murphy resigned from his position as Senior Vice President and Director in February 1997 and terminated as an employee of the Company on August 31, 1997.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two principal committees: (1) an Audit Committee comprised of Thomas C. Weir (Chairperson), Dino J. DeConcini and John R. Norton III and (2) a Compensation Committee comprised of Thomas
C. Weir (Chairperson) and John R. Norton III.

MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the year ended August 31, 1997, the Board of Directors of the Company met or acted by written consent on nine occasions. Each of the Company's current directors attended 100% of the meetings of the Board of Directors and of meetings held by committees of the Board on which such director served, except for Messrs. Peter Sperling and DeConcini who attended 50% or more.

Compensation Committee ------------------------------------------------------

     The Compensation Committee of the Board of Directors, which met or acted by written consent twice during 1997, reviews all aspects of compensation of executive officers of the Company and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 1997 is set forth in Item 11.

Audit Committee -------------------------------------------------------------

     The Audit Committee, which met or acted by written consent twice in 1997, represents the Board of Directors in evaluating the quality of the Company's financial reporting process and internal financial controls through consultations with the independent auditors, internal management and the Board of Directors.

Other Committees ------------------------------------------------------------

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

Item 11 -- Executive Compensation

DIRECTOR COMPENSATION

Fees ------------------------------------------------------------------------

     Non-employee directors of the Company received in 1997 a $15,000 annual retainer, $1,250 for each board meeting attended and $625 for each committee meeting attended. Mr. DeConcini has elected not to receive any director compensation because of his position with the U.S. Department of the Treasury. In addition, non-employee directors are reimbursed for out-of-pocket expenses. Ms. Govenar was retained by the Company as a consultant and received a consulting fee of $60,000 during 1997.

Apollo Group, Inc. Director Stock Plan --------------------------------------

     In August 1994, the Board of Directors of the Company adopted the Apollo Group, Inc. Director Stock Plan (the "Director Plan") to attract and retain independent directors for the Company. The Director Plan is administered by a committee appointed by the Board. The aggregate number of shares of Class A Common Stock subject to the Director Plan may not exceed 450,000, subject to adjustment. Options granted under the Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant.
The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In addition, on September 1 of each year, non-employee Directors receive an annual grant of options to purchase 13,500 shares, adjusted by stock splits, of the Company's Class A Common Stock. Mr. DeConcini has elected not to receive this annual grant because of his position with the U.S. Department of the Treasury.

EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and President and the Company's four other most highly compensated executive officers for 1997, 1996, and 1995:

                                   -- SUMMARY COMPENSATION TABLE --

                                                                           Long-Term
                                                Annual                    Compensation
                                             Compensation                    Awards
                                  ---------------------------------  ---------------------
                                                          Other      Restrict-   Securities             All Other
                                                          Annual     ed Stock  Underlying   LTIP       Compen-
Name and Principal                  Salary    Bonus    Compensation   Awards     Options    Payouts     sation
Position                   Year      ($)       ($)         ($)<F1>      ($)        (#)        ($)         ($)
------------------------  ------- ---------  --------  ------------  ---------  ----------  --------  -----------
John G. Sperling
  Chairman of the Board
  and President            1997    $387,500  $290,625    $62,463      $ --           --      $ --     $     --
                           1996     310,000   232,500         --        --      137,250        --           --
                           1995     310,000   186,000         --        --      112,500        --           --

William H. Gibbs
  Senior Vice President
  and President of UOP     1997     225,000   168,750         --        --           --        --        2,409<F2>
                           1996     180,000   135,000         --        --      137,250        --        2,409<F2>
                           1995     180,000   108,000         --        --       67,500        --        2,361<F2>

Jerry F. Noble
  Senior Vice President
  and President of IPD     1997     225,000    84,375         --        --           --        --        2,980<F2>
                           1996     180,000   135,000         --        --      137,250        --        2,980<F2>
                           1995     180,000   108,000         --        --       67,500        --        2,932<F2>

Peter V. Sperling
  Vice President Adminis-
  tration, Secretary and
  Treasurer                1997     200,000   150,000     36,688        --           --        --       46,707<F2>
                           1996     170,000   127,000         --        --      137,250        --       52,046<F2>
                           1995     170,000   102,000         --        --       45,000        --       45,982<F2>

Todd S. Nelson
  Vice President
  and Executive VP of UOP  1997     175,000   131,250         --        --           --        --           --
                           1996     140,000   105,000         --        --      137,250        --           --
                           1995     140,000    42,000         --        --       45,000        --           --

_______________

<F1>  Messrs. Gibbs, Noble, and Nelson also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Messrs. John Sperling and Peter Sperling received perquisites primarily in the form of Company provided cars, available for business and personal use, and tax consulting services.

<F2>  Amounts shown consist of: (1) contributions made by the Company to the
      Company's Savings and Investment Plan (as described herein) paid in fiscal years 1997, 1996 and 1995, respectively as follows: $2,409, $2,409 and $2,361 on behalf of Mr. Gibbs; and $2,980, $2,980 and $2,932 on behalf of Messrs. Noble and Peter Sperling; and (2) premiums of $43,727 paid in 1997, $49,066 paid in 1996 and $43,050 paid in 1995 attributable to collateral split dollar life insurance premiums for Mr. Peter Sperling, $10.0 million face value, the beneficiaries of which are designated by Mr. Peter Sperling. Under this policy, the Company is entitled to receive, upon the occurrence of certain events, any premiums the Company paid for the policy. Mr. Peter Sperling is entitled to the excess of the cash value over the amount of the premiums paid by the Company.



     The following table discloses options granted by the Company to the Chairman of the Board and President and the four other most highly compensated executive officers of the Company for 1997:

                  -- OPTION GRANTS IN THE LAST FISCAL YEAR --

                            Option Grants in Fiscal Year 1997                  Potential Realizable
                      ----------------------------------------------------       Value at Assumed
                                     % of Total                                    Annual Rates of
                       Number of    Options/SARs                                    Stock Price
                       Securities    Granted to     Exercise                      Appreciation for
                       Underlying     Employees      or Base                        Option Term
                      Options/SARs    in Fiscal       Price     Expiration    ----------------------
Name                   Granted           Year       ($/Share)      Date           5%         10%
------------------     ----------    -----------    ---------    ---------    --------    ----------
John G. Sperling              --            --         $ --           --          $ --         $ --
William H. Gibbs              --            --           --           --            --           --
Jerry F. Noble                --            --           --           --            --           --
Peter V. Sperling             --            --           --           --            --           --
Todd S. Nelson                --            --           --           --            --           --
_______________


     The following table discloses the number of shares received from the exercise of Company options, the value received therefrom and the number and value of in-the-money and out-of-the-money options held by the Company's Chairman of the Board and President and the four other most highly compensated officers of the Company for 1997:

             -- AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 --
                     AND OPTION VALUES AT AUGUST 31, 1997

                                                                              Value of Unexercised
                     Shares                    Number of Unexercised        Money Options at Fiscal
                    Acquired      Value      Options at Fiscal Year-End            Year-End
                   on Exercise   Realized    ---------------------------  ---------------------------
Name                   (#)         ($)       Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------  -----------   ---------   -----------   -------------  -----------   -------------
John G. Sperling         --    $       --      307,805        102,937     $10,255,231    $2,510,603
William H. Gibbs    163,089     4,763,838       34,313        102,937         836,884     2,510,603
Jerry F. Noble       50,000     1,829,225      162,495        102,937       5,221,162     2,510,603
Peter V. Sperling        --            --      200,057        102,937       6,591,701     2,510,603
Todd S. Nelson       65,744     1,811,620       34,313        102,937         836,884     2,510,603


Employment and Deferred Compensation Agreements ----------------------------

     In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. John G. Sperling, the Chairman of the Board and President of the Company. The term of the Employment Agreement is for a four-year term, and expires in December 31, 1997. Thereafter, it is automatically renewable for additional one-year periods. Under the terms of the employment agreement, Dr. Sperling received an annual salary, beginning September 1, 1994, of $310,000. This salary is subject to annual review by the Compensation Committee. Effective for 1997 and 1998, Dr. Sperling's salary was increased to $387,500. The Company may terminate the Employment Agreement only for cause and Dr. Sperling may terminate the Employment Agreement at any time upon 30 days written notice.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of independent outside members of the Company's Board of Directors. The Committee reviews and approves each of the elements of the executive compensation program of the Company and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the Committee administers the key provisions of the executive compensation program and reviews with the Board of Directors in detail all aspects of compensation for the Company's executives. During 1997, Dino DeConcini resigned from the Compensation Committee and was replaced by John Norton III. The Committee has furnished the following report on executive compensation:

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

     The Committee increased the base salary of each of the Company's executive officers by approximately 25%. This increase was effective beginning September 1996. The Committee determined that such an increase was appropriate in light of the fact that there had been no increase in the base salaries since 1994.

Annual Bonus Program --------------------------------------------------------

     In addition to a base salary, in fiscal year 1995 executives were eligible to receive a bonus of up to sixty percent (60%) of their respective base salaries, and in fiscal years 1996 and 1997 are eligible to receive a bonus of up to seventy-five percent (75%) of their respective base salaries. All annual bonuses are tied to the Company's financial performance.

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

Options ---------------------------------------------------------------------

     The Company believes that it is important for executives to have an equity stake in the Company and, toward this end, makes option grants to key executives from time to time. In making option awards, the Committee reviews the Company's financial performance during the past fiscal year, the awards granted to other executives within the Company and the individual officer's specific role at the Company.

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

Other Benefits --------------------------------------------------------------

     Executive officers are eligible to participate in benefit programs designed for all full-time employees of the Company and also received certain perquisites primarily including Company cars and Company paid tax consulting. These programs include medical, disability and life insurance and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, as amended (the "Code").

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

     During fiscal year 1997, Dr. Sperling received an annual base salary of $387,500. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was paid a bonus of $290,625 for 1997. Dr. Sperling also was granted options in September 1995 to purchase a total of 137,250 shares of Class A Common Stock in connection with the 1995

Performance Incentive Grants. All options were granted at fair market value and expire ten years after the grant date. These options have an exercise price of $11.30 per share with various vesting periods.

     Under Dr. Sperling's leadership, the Company's net revenues increased 32.3%, to $283.5 million in 1997 from $214.3 million in 1996. In addition, earnings per share increased to $.64 in 1997 from $.42 in 1996. Shareholder value also has increased over this same period. For example, the closing price at August 31, 1996 was $25.50 per share whereas the closing price for the Company's Class A Common Stock on August 28, 1997, as reported on the Nasdaq National Market, was $35.6875 per share.

     All share numbers and prices contained in this report have been adjusted for the stock splits effected in the form of stock dividends that were approved by the Company's Board of Directors.


                         -- COMPENSATION COMMITTEE --

                                Thomas C. Weir
                              John R. Norton III
                               Dino J. DeConcini

STOCK PERFORMANCE GRAPH

     The line graph below compares the cumulative total shareholder return on the Company's Class A Common Stock with the cumulative total return for the Standard & Poor's 400 Index and an index of Company-selected peer group companies for the period from December 6, 1994 (the effective date of the Company's initial public offering) through August 31, 1997. The graph assumes that the value of the investment in the Company's Class A Common Stock and each index was $100 at December 6, 1994, and that all dividends paid by those companies included in the indexes were reinvested.

                              Dec. 6     Aug. 31    Aug. 31    Aug. 31
                               1994       1995       1996        1997
                             --------   --------   --------   ---------
Apollo Group, Inc.
  Class A Common Stock        $100.00    $336.80    $966.30   $1,352.40
S&P 400                        100.00     123.40     143.23      193.40
Education Peer Group           100.00     135.30     211.70      238.90

     The education peer group is composed of the publicly-traded common stock of 14 education-related companies that include Berlitz International, Inc.
(BTZ), California Culinary Academy, Inc. (COOK), Information Technology, Inc. (XCEL - formerly called Canterbury Corporate Services Inc.), Children's Discovery Centers of America, Inc. (CDCR), DeVry Inc. (DV), Education Alternatives, Inc. (EAIN), ITC Learning Corporation (ITCC - formerly Industrial Training Corp.), ITT Educational Services, Inc.(ESI), Nobel Education Dynamics, Inc. (NEDI), Sylvan Learning Systems, Inc. (SLVN), TRO Learning, Inc. (TUTR), Wave Technologies International, Inc. (WAVT) and Whitman Education Group,Inc. (WIX - formerly called Whitman Medical Corp.) Three of the companies included in prior year's education peer group are not included above as their stock was not publicly-traded at August 31, 1997.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of September 30,
97. Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

                                               Class A                          Class B
                                               Shares                           Shares
                                              of Common                        of Common
Name and Address of Beneficial Owner<F1>        Stock           % Owned          Stock       % Owned
---------------------------------------   ----------------     ---------      -----------   ----------
John G. Sperling                          10,275,986<F2><F3><F15> 20.3%        243,081<F12>      44.4%
Peter V. Sperling                         10,701,907<F2><F4>      21.2         232,068<F13>      42.4
William H. Gibbs                             545,337<F5>           1.1          27,950<F14>       5.1
Jerry F. Noble                               649,110<F6>           1.3          27,950            5.1
Todd S. Nelson                               107,191<F7>            .2           8,385            1.5
J. Jorge Klor de Alva                         32,250<F8>            .1              --             --
Thomas C. Weir                                55,000<F9>            .1              --             --
Dino J. DeConcini                             24,075<F10>           --              --             --
Total for All Directors and Executive
 Officers as a Group (11 persons)         21,426,271<F11>         41.9         547,819          100.0

_______________

<F1>   The address of each of the listed shareholders, unless noted
       otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

<F2>   Includes 1,223,360 shares held by the John Sperling 1994 Irrevocable
       Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

<F3>   Includes 307,805 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F4>   Includes 200,057 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F5>   Includes 34,313 shares that Mr. Gibbs has the right to acquire within
       60 days of the date of the table set forth above.

<F6>   Includes 162,495 shares that Mr. Noble has the right to acquire within
       60 days of the date of the table set forth above.

<F7>   Includes 34,313 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

<F8>   Represents 32,250 shares that Dr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

<F9>   Includes 50,000 shares that Mr. Weir has the right to acquire within
       60 days of the date of the table set forth above.

<F10>  Includes 23,625 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.


<F11>  Includes 879,171 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth.

<F12>  Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F13>  Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

<F14>  Includes 27,949 shares held by the William H. Gibbs Revocable Trust dated March 8, 1995.

<F15>  Includes 1,000,000 shares held by The Sperling Foundation.

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

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                             Sequentially
                                                               Numbered
                                                            Page or Method
                                                              of Filing
                                                           ----------------
A.  Financial Statements

    (1) Report of Price Waterhouse LLP                          Page 44

    (2) Consolidated Financial Statements

        (a)  Statement of Operations for the Years
             Ended August 31, 1997, 1996 and 1995               Page 45

        (b)  Balance Sheet as of August 31, 1997
             and 1996                                           Page 46

        (c)  Statement of Changes in Shareholders'
             Equity for the Years Ended August 31,
             1997, 1996 and 1995                                Page 47

        (d)  Statement of Cash Flows for the Years
             Ended August 31, 1997, 1996 and 1995               Page 48

        (e)  Notes to Consolidated Financial Statements         Page 49


B.  Financial Statement Schedule:

    None.


C.  Exhibits
                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
      2.1      Asset Purchase Agreement by and among         Incorporated by
               National Endowment for Financial Educa-       reference to
               tion, (R) College for Financial Planning,     Exhibit 10.1 of
               Inc., as assignee of Apollo Online, Inc.,     the Company's
               as Buyer, and Apollo Group, Inc. dated        Registration
               August 21, 1997                               Statement No.
                                                             333-35465 on
                                                             Form S-3 filed
                                                             September 11,
                                                             1997

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
      2.2      Assignment and Amendment of Asset Purch-      Incorporated by
               ase Agreement by and among National           reference to
               Endowment for Financial Education, Inc., the  Exhibit 10.2 of
               the College for Financial Planning, Inc.,     the Company's
               Apollo Online, Inc., and Apollo Group, Inc.,  Registration
               dated September 23, 1997                      Statement on
                                                             Form S-3 filed
                                                             September 11,
                                                             1997


      3.1      Restated and Amended Articles of              Filed Herewith
               Incorporation of the Registrant
               (As Amended Through September 18, 1997)

      3.2      Amended Bylaws of the Registrant              Incorporated by
               (As Amended Through June 1996)                reference to
                                                             Exhibit 3.2 of
                                                             the August 31,
                                                             1996 Form 10-K

      4        Restated and Amended Articles of              Filed Herewith
               Incorporation of the Registrant
               filed as Exhibit 3.1

     10.1a     Business Loan Agreement between               Incorporated by
               Apollo Group, Inc. and First                  reference to
               Interstate Bank                               Exhibit 10.1 of
                                                             the August 31,
                                                             1996 Form 10-K.

     10.1b     Commitment Letter between                     Filed Herewith
               Apollo Group, Inc. and Wells Fargo
               Bank, National Association

     10.2      Apollo Group, Inc. Director Stock             Incorporated by
               Plan                                          reference to
                                                             Exhibit 10.2 of
                                                             the August 31,
                                                             1995 Form 10-K

     10.3      Apollo Group, Inc. Long-Term                  Incorporated by
               Incentive Plan                                reference to
                                                             Exhibit 10.3 of
                                                             Form S-1 No.
                                                             33-83804

     10.4      Apollo Group, Inc. Savings and                Incorporated by
               Investment Plan                               reference to
                                                             Exhibit 10.4 of
                                                             the August 31,
                                                             1996 Form 10-K.

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
    10.5       Apollo Group, Inc. 1994 Employee              Incorporated by
               Stock Purchase Plan (As Amended               reference to
               Through August 1996)                          Exhibit 10.4 of
                                                             the August 31,
                                                             1996 Form 10-K.

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

     10.9      Lease Agreement between Apollo Group,         Incorporated by
               Inc. and Kaiser Center Partners               reference to
                                                             Exhibit 10.9 of
                                                             Form S-1 No.
                                                             33-83804

     10.10     Shareholder Agreement Dated September         Incorporated by
               7, 1994.                                      reference to
                                                             Exhibit 10.10 of
                                                             Form S-1 No.
                                                             33-83804

     10.11     Agreement of Purchase and Sale of             Incorporated by
               Assets of Western International               reference to the
               University Dated June 30, 1995                August 31, 1995
               (without schedules and exhibits)              Form 10-K.

     10.12     Purchase and Sale Agreement Dated             Incorporated by
               October 10, 1995                              reference to
                                                             Exhibit 10.12 of
                                                             the August 31,
                                                             1996 Form 10-K.

     21        List of Subsidiaries                          Incorporated by
                                                             reference to
                                                             Exhibit 21 of
                                                             Form S-1 No.
                                                             33-83804

     23.1      Consent of Price Waterhouse LLP               Filed Herewith

     24        Power of Attorney                             See Signature
                                                             Page

     27        Financial Data Schedule                       Filed Herewith

     99.1      Form of Agreement of Institute for            Incorporated by
               Professional Development                      reference to
                                                             Exhibit 99.1 of
                                                             Form S-1 No.
                                                             33-83804


D.  Reports on Form 8-K

    During the last quarter of the 1997 fiscal year, the Company filed no reports on Form 8-K. On September 23, 1997 the Company filed a current report on Form 8-K related to the acquisition of certain assets and operations of the College for Financial Planning.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on October 24, 1997.

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

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ John G. Sperling        Chairman of the Board           October 24, 1997
-------------------------   of Directors and President
    John G. Sperling        (Principal Executive Officer)


/s/ William H. Gibbs        Senior Vice President and       October 24, 1997
-------------------------   Director
    William H. Gibbs


/s/ Jerry F. Noble          Senior Vice President and       October 24, 1997
-------------------------   Director
    Jerry F. Noble

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ Peter V. Sperling       Vice President of               October 24, 1997
-------------------------   Administration, Secretary,
    Peter V. Sperling       Treasurer and Director


/s/ J. Jorge Klor de Alva   Vice President of Business      October 24, 1997
--------------------------  Development and Director
    J. Jorge Klor de Alva


/s/ Todd S. Nelson          Vice President and              October 24, 1997
-------------------------   Executive VP of UOP
    Todd S. Nelson


/s/ James W. Hoggatt        Vice President of Finance       October 24, 1997
-------------------------   and Chief Financial Officer
    James W. Hoggatt        (Principal Financial and
                            Accounting Officer)


/s/ Dino J. DeConcini       Director                        October 24, 1997
-------------------------
    Dino J. DeConcini


/s/ Thomas C. Weir          Director                        October 24, 1997
-------------------------
    Thomas C. Weir


/s/ John R. Norton III      Director                        October 24, 1997
-------------------------
    John R. Norton III


/s/ Hedy Govenar            Director                        October 24, 1997
-------------------------
    Hedy Govenar