Form 10-Q
period 1997-11-30
APOLLO GROUP INC
filed 1997-12-19
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended November 30, 1997

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF DECEMBER 15, 1997

               Class A Common Stock, no par 50,852,732 Shares
               Class B Common Stock, no par 547,819 Shares

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



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .15
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .15
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .15
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .15
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .15
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .15



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17



EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                          Three Months Ended
                                                             November 30,
                                                          ------------------
                                                            1997      1996
                                                          --------  --------
                                                              (Unaudited)
Revenues:
Tuition and other, net                                     $87,875   $66,093
Interest income                                              1,325       890
                                                          --------  --------
Total net revenues                                          89,200    66,983
                                                          --------  --------
Costs and expenses:
Instruction costs and services                              51,863    39,608
Selling and promotional                                     10,566     8,479
General and administrative                                   9,206     6,748
                                                          --------  --------
Total costs and expenses                                    71,635    54,835
                                                          --------  --------
Income before income taxes                                  17,565    12,148
Less provision for income taxes                              6,956     4,859
                                                          --------  --------
Net income                                                 $10,609  $  7,289
                                                          ========  ========
Net income per share                                       $   .20  $    .14
                                                          ========  ========

Weighted average shares outstanding                         52,459    51,607

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                              November 30,    August 31,
                                                                                  1997           1997
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 50,843       $ 58,928
Restricted cash                                                                     22,384         19,927
Investments                                                                         31,851         27,182
Receivables, net                                                                    42,183         32,040
Inventory                                                                            2,713          2,220
Deferred tax assets, net                                                             3,633          2,873
Prepaids and other current assets                                                    1,712            633
                                                                                 ---------      ---------
Total current assets                                                               155,319        143,803
Property and equipment, net                                                         27,723         25,251
Investments                                                                         12,258         14,747
Educational program production costs, net                                            1,836          1,836
Non-operating property                                                               5,615          5,611
Cost in excess of fair value of assets purchased, net                               48,130          2,283
Deposits and other assets                                                            1,928          1,379
                                                                                 ---------      ---------
Total assets                                                                      $252,809       $194,910
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    292       $    295
Accounts payable                                                                     6,162          7,714
Other accrued liabilities                                                           13,848         11,449
Income taxes payable                                                                 5,008            253
Student deposits and current portion of deferred revenue                            57,923         47,683
                                                                                 ---------      ---------
Total current liabilities                                                           83,233         67,394
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          2,444          2,494
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                        1,282            705
                                                                                 ---------      ---------
Deferred tuition revenue                                                            10,931             --
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 50,853,000 and 50,227,000 issued and outstanding at November 30, and
 August 31, 1997, respectively                                                          67             66
Class B voting common stock, no par value, 3,000,000 shares authorized;
 548,000 issued and outstanding at November 30, and August 31,
 1997                                                                                    1              1
Additional paid-in capital                                                          71,509         51,521
Retained earnings                                                                   83,342         72,729
                                                                                 ---------      ---------
Total shareholders' equity                                                         154,919        124,317
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $252,809       $194,910
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                         Three Months Ended
                                                            November 30,
                                                       ---------------------
                                                         1997         1996
                                                       ---------   ---------
                                                            (Unaudited)
Net cash received from (used for) operating activities:
Cash received from customers                             $87,475     $62,417
Cash paid to employees and suppliers                     (71,166)    (50,981)
Interest received                                            932         730
Interest paid                                                 (3)         --
Net income taxes paid                                     (2,383)     (1,760)
                                                        --------    --------
Net cash received from operating activities               14,855      10,406
                                                        --------    --------
Net cash received from (used for) investing activities:
Cash paid at acquisition of the College, net of
 cash acquired                                           (19,378)         --
Purchase of property and equipment                        (4,947)     (2,625)
Purchase of investments                                   (4,802)     (4,064)
Proceeds from investment maturities                        2,500       2,798
Additions to educational program production costs           (313)       (281)
Proceeds from sale of assets                                   2          40
                                                        --------    --------
Net cash used for investing activities                   (26,938)     (4,132)
                                                        --------    --------
Net cash received from (used for) financing activities:
Tax benefits related to disqualifying dispositions and
 exercise of options                                       2,357       1,574
Issuance of stock                                          1,688         511
Principal payments on long-term debt                         (50)        (50)
                                                        --------    --------
Net cash received from financing activities                3,995       2,035
                                                        --------    --------
Effect of exchange rate changes on cash                        3          --
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents      (8,085)      8,309
Cash and cash equivalents, beginning of period            58,928      51,982
                                                        --------    --------
Cash and cash equivalents, end of period                 $50,843     $60,291
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                      Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)


1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for the three months ended November 30, 1997 and 1996 was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three months ended November 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The purchase price consisted of $19.1 million in cash, $15.9 million in stock and the assumption of approximately $17.3 million in liabilities, consisting primarily of deferred tuition revenue. The excess of cost over the value of tangible assets of $45.9 million is being amortized over 35 years. Financial results for the College for the period ended November 30, 1997 were not material to the results of the Company as a whole.

5. In November 1997, the Company increased its line of credit to $10.0 million, which bears interest at prime. There are no amounts borrowed under this line of credit at November 30, 1997. Any amounts borrowed under the line of credit are payable upon its termination in January 1999.

6. In November 1997, the Department of Education ("DOE") released amended regulations relating to the DOE's Standards of Financial Responsibility. These regulations are intended to provide a more comprehensive measure of an institution's financial condition. The revised regulations take effect on July 1, 1998 and apply to UOP and WIU. Based on an application of the standards to the August 31, 1997 financial statements of UOP and WIU, the Company believes that UOP and WIU currently meet the requirements under the amended regulations and anticipates meeting the requirements when they become effective on July 1, 1998.

                     Review by Independent Accountants


	The financial information as of November 30, 1997, and for the three month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 1997, and the related consolidated statements of operations and of cash flows for the three-month periods ended November 30, 1997 and 1996. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1997, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated October 13, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
December 17, 1997

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three month period ended November 30, 1997 included in Item 1.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain the North Central Association of Colleges and Schools'("NCA") approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1997.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                                              Three Months
                                                           Ended November 30,
                                                           -----------------
                                                            1997       1996
                                                           ------     ------
                                                              (Unaudited)
Revenues:
Tuition and other, net                                       98.5%      98.7%
Interest income                                               1.5        1.3
                                                           ------     ------
Total net revenues                                          100.0      100.0
                                                           ------     ------
Costs and expenses:
Instruction costs and services                               58.1       59.1
Selling and promotional                                      11.9       12.7
General and administrative                                   10.3       10.1
                                                           ------     ------
Total costs and expenses                                     80.3       81.9
                                                           ------     ------
Income before income taxes                                   19.7       18.1
Less provision for income taxes                               7.8        7.2
                                                           ------     ------
Net income                                                   11.9%      10.9%
                                                           ======     ======


THREE MONTHS ENDED NOVEMBER 30, 1997 (FIRST QUARTER OF 1998) COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1996 (FIRST QUARTER OF 1997)

     Net revenues increased by 33.2% to $89.2 million in the three months ended November 30, 1997 from $67.0 million in the three months ended November 30, 1996. This is due primarily to an increase in student enrollments from 1996 to 1997, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP campuses, which include their respective learning centers, and most WIU and IPD campuses had increases in net revenues and student enrollments from 1996 to 1997.

     Tuition and other net revenues for the three months ended November 30, 1997 and 1996 consists primarily of $77.2 and $58.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $4.2 and $2.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree-program enrollments increased over 21% to 58,000 in 1997 from 48,000 in 1996.

     Interest income for the three months ended November 30, 1997 increased to $1.3 million in the three months ended November 30, 1997 from $890,000 in the three months ended November 30, 1996 due primarily to the increase in cash and investments from 1996 to 1997.

     Instruction costs and services increased by 30.9% to $51.9 million in the three months ended November 30, 1997 from $39.6 million in the three months ended November 30, 1996 due primarily to the direct costs necessary to support the increase in average student enrollments and the added costs related to the acquisition of the College. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 58.1% in the three months ended November 30, 1997 from 59.1% in the three months ended November 30, 1996 due to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 24.6% to $10.6 million in the three months ended November 30, 1997 from $8.5 million in the three months ended November 30, 1996 due primarily to increased marketing and advertising at the Company's campuses and learning centers and at the College, which was acquired in September 1997. These expenses as a percentage of net revenues decreased to 11.9% in the three months ended November 30, 1997 from 12.7% in the three months ended November 30, 1996 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 36.4% to $9.2 million in the three months ended November 30, 1997 from $6.7 million in the three months ended November 30, 1996 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers, increases in administrative compensation and additional costs related to the administration of the College. These expenses as a percentage of net revenues remained relatively the same at 10.3% in the three months ended November 30, 1997 and 10.1% in the three months ended November 30, 1996.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $1.7 million in the three months ended November 30, 1997 and $1.2 million in the three months ended November 30, 1996. Interest expense, which is allocated among all categories of costs and expenses, was less than $12,000 in the three months ended November 30, 1997 and 1996.

     The Company's effective tax rate remained relatively the same at 39.6% and 40.0% in the three months ended November 30, 1997 and 1996, respectively.

     Net income increased to $10.6 million in the three months ended November 30, 1997 from $7.3 million in the three months ended November 30, 1996 due primarily to increased enrollments, increased tuition rates and improved utilization of selling and promotional costs and fixed instruction costs and services.

SEASONALITY

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter (December to

February) average enrollments for degree-seeking students and the related revenues generally are lower than other quarters due to the holiday breaks in December and January. Second quarter costs and expenses historically increase as a percentage of net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     The Company experiences a seasonal increase in new enrollments in degree programs in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than in any other month during the year. The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future. Historically, the third quarter of each fiscal year is the highest in terms of operating profits and net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $72.1 million at November 30, 1997 from $76.4 million at August 31, 1997 due primarily to $19.4 million in cash used in the acquisition of the College, capital expenditures, and an increase in taxes payable and deferred revenue, offset in part by the $14.9 million in cash generated from operations during the three months ended November 30, 1997. In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At November 30, 1997, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in January 1999.

     Net cash received from operating activities increased to $14.9 million in the three months ended November 30, 1997 from $10.4 million in the three months ended November 30, 1996 due primarily to a $3.3 million increase in net income from 1996 to 1997 and the timing of receipts from customers and payments to suppliers. Capital expenditures, including additions to educational program production costs, increased to $5.3 million in the three months ended November 30, 1997 from $2.9 million in the three months ended November 30, 1996 due primarily to purchases made to support the increase in student enrollments and number of locations. Total purchases of property, equipment and land for the year ended August 31, 1998 are expected to range from $24.0 to $27.0 million. The increase from 1997 is due to: (1) hardware and software related to the Company's planned conversion to new student records and human resource systems; (2) a greater number of planned new campuses and learning centers compared to 1997; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level and (4) increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business and the acquisition of the College. Additions to educational program production costs are not expected to exceed $2.5 million for the year ended August 31, 1998. Startup costs are expected to range from $6.0 to $9.0 million in 1998, as compared to $3.6 million for the year ended August 31, 1997, due to recent and planned expansion in to new geographic markets.

     Net receivables at November 30, 1997 totaled $42.2 million, or 47.3% of first quarter 1998 net revenues. This compares to $32.0 million in net receivables at August 31, 1997, or 41.6% of fourth quarter 1997 net revenues and $27.9 million in net receivables at November 30, 1996, or 41.6% of first quarter 1996 net revenues. The increase in receivables as a percentage of net revenues from November 1996 to November 1997 was due primarily to a backlog in collections and in processing new financial aid loans to students as a result of the significant increase in students and related financial aid applications during the three months ending November 30, 1997.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of November 30, 1997, the Company had approximately $22.4 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     In March 1997, the Company began offering an alternative student loan program on a test basis at two of its campuses. The program, offered by a commercial lender, allows students to finance their tuition and related educational costs at a rate of prime plus 1.5%, until the proceeds, if any, from employer reimbursement or financial aid programs are available. Loans for students that don't meet certain credit requirements are guaranteed by the Company, subject to certain limitations. At November 30, 1997 the Company has guaranteed approximately $2.5 million in available credit, approximately $700,000 of which was borrowed by the students at that date. To date, there have been no material defaults by students guaranteed by the Company, although the program has not been in place for a sufficient period of time to assess the overall collection rate. In the first quarter of 1998 this program was expanded to WIU and two more UOP campuses.

DEPARTMENT OF EDUCATION REVIEWS

     Effective September 1, 1995, the Company, through its newly formed WIU subsidiary, completed the acquisition of Western International University ("Western"). As previously disclosed, the Company assumed the Title IV liabilities of Western which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. Although much of the fieldwork was completed in early 1996, the final audit results and the amount that the Company is responsible for has not been determined by the DOE at the current time. The original acquisition price of $2.1 million was adjusted to $3.0 million at August 31, 1996 to reflect an increase in the estimated liability to the DOE related to Western's processing of Title IV financial aid and other related liabilities. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates currently recorded. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease to expense.

     UOP's most recent DOE program review began in March 1997 and the fieldwork has not yet been completed. UOP has not yet received any official notification as to the results of the ongoing program review, but expects to receive notification during 1998. Because the DOE may not approve new locations while a program review is in process, the financial aid for new students in new campuses and learning centers may be affected until such time as the program review is completed. The Company believes that the potential delays, if any, will not have a material adverse effect on its results of operations because of the availability of alternative financing and employer tuition reimbursement to many of these students. However, should the DOE not complete its review for an extended period of time, such a delay may have a material adverse effect on the Company's ability to expand UOP's business.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities

         On September 23, 1997, in connection with the acquisition of the assets and business operations of the College for Financial Planning and related divisions described in Note 4 to the Unaudited Financial Statements included in this Report, the Company issued 444,953 shares of its Class A Common Stock to the National Endowment for Financial Education. Exemption from registration for the issuance of the Class A Common Stock is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by an issuer not involving any public offering.


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On September 18, 1997 the holders of the Company's Class B Common Stock unanimously approved certain amendments to the Company's Articles of Incorporation. The Company has filed as Exhibit 3.1 to this Form 10-Q a copy of its restated and amended Articles of Incorporation reflecting the amendments approved at this meeting.


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits:

     Exhibit 2.1 Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. (R), the College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997

     Exhibit 2.2 Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. (R), the College for Financial Planning, Inc., Apollo Online, Inc. and Apollo Group, Inc., dated September 23, 1997

     Exhibit 3.1 Restated and Amended Articles of Incorporation of the Registrant (As Amended Through September 18, 1997)

     Exhibit 10.1a Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association

     Exhibit 10.1c Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association

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

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: December 19, 1997            By:     /s/ James W. Hoggatt
                                      ---------------------------------
                                               James W. Hoggatt
                                           Vice President of Finance
                                          and Chief Financial Officer
                                           (Duly Authorized Officer
                                            and Principal Financial
                                            and Accounting Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

2.1   Asset Purchase Agreement by and among National          Incorporated by
      Endowment for Financial Education, Inc. (R), the        reference to
      College for Financial Planning, Inc., as assignee       Exhibit 10.1 of
      of Apollo Group, Inc. dated August 21, 1997             the Company's
                                                              Registration
                                                              Statement No.
                                                              333-35465 on
                                                              Form S-3 filed
                                                              September 11,
                                                              1997

2.2   Assignment and Amendment of Asset Purchase              Incorporated by
      Agreement by and among National Endowment for           reference to
      Financial Education, Inc. (R), the College for          Exhibit 10.2 of
      Financial Planning, Inc., Apollo Online, Inc., and      the Company's
      Apollo Group, Inc., dated September 23, 1997            Registration
                                                              Statement No.
                                                              333-35465 on
                                                              Form S-3 filed
                                                              September 11,
                                                              1997

3.1   Restated and Amended Articles of Incorporation of       Incorporated by
      Apollo Group, Inc. (as amended through September        reference to
      18, 1997) by reference                                  Exhibit 3.1
                                                              in the Annual
                                                              Report on Form
                                                              10-K of Apollo
                                                              Group, Inc. for
                                                              the year ended
                                                              August 31, 1997

10.1a Business Loan Agreement between Apollo Group, Inc. and  Filed herewith
      Wells Fargo Bank, National Association

10.1c Revolving Promissory Note between Apollo Group, Inc.    Filed herewith
      and Wells Fargo Bank, National Association

15-1  Letter on Unaudited Interim Financial Information       Filed herewith

27    Financial Data Schedule                                 Filed herewith