Form 10-Q
period 1998-02-28
APOLLO GROUP INC
filed 1998-03-26
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 1998

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF MARCH 20, 1998

               Class A Common Stock, no par 50,954,627 Shares
               Class B Common Stock, no par 547,819 Shares

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



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .17
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .17
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .17
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .17
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .17
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .17



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19



EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                       February 28,           February 28,
                                    ------------------     ------------------
                                      1998      1997         1998      1997
                                    --------  --------     --------  --------
                                        (Unaudited)            (Unaudited)
Revenues:
Tuition and other, net               $85,078   $60,696     $172,953  $126,789
Interest income                        1,386       956        2,711     1,846
                                     -------   -------     --------  --------
Total net revenues                    86,464    61,652      175,664   128,635
                                     -------   -------     --------  --------
Costs and expenses:
Instruction costs and services        53,436    38,089      105,299    77,697
Selling and promotional               10,770     8,492       21,336    16,971
General and administrative             9,460     6,586       18,666    13,334
                                     -------   -------     --------  --------
Total costs and expenses              73,666    53,167      145,301   108,002
                                     -------   -------     --------  --------
Income before income taxes            12,798     8,485       30,363    20,633
Less provision for income taxes        5,068     3,393       12,024     8,252
                                     -------   -------     --------  --------
Net income                           $ 7,730   $ 5,092     $ 18,339  $ 12,381
                                     =======   =======     ========  ========
Basic net income per share           $   .15   $   .10     $    .36  $    .25
                                     =======   =======     ========  ========
Diluted net income per share         $   .15   $   .10     $    .35  $    .24
                                     =======   =======     ========  ========

Basic weighted average shares
  outstanding                         51,447    50,363       51,310    50,229

Diluted weighted average shares
  outstanding                         52,690    51,806       52,574    51,706

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                              February 28,    August 31,
                                                                                  1998           1997
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 51,395       $ 58,928
Restricted cash                                                                     25,924         19,927
Investments                                                                         30,704         27,182
Receivables, net                                                                    46,997         32,040
Inventory                                                                            2,997          2,220
Deferred tax assets, net                                                             3,633          2,873
Prepaids and other current assets                                                    1,523            633
                                                                                  --------       --------
Total current assets                                                               163,173        143,803
Property and equipment, net                                                         30,028         25,251
Investments                                                                         14,100         14,747
Educational program production costs, net                                            1,867          1,836
Non-operating property                                                               5,636          5,611
Cost in excess of fair value of assets purchased, net                               47,757          2,283
Deposits and other assets                                                            3,157          1,379
                                                                                  --------       --------
Total assets                                                                      $265,718       $194,910
                                                                                  ========       ========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    299       $    295
Accounts payable                                                                     6,667          7,714
Other accrued liabilities                                                           15,797         11,449
Income taxes payable                                                                   653            253
Student deposits and current portion of deferred revenue                            62,242         47,683
                                                                                  --------       --------
Total current liabilities                                                           85,658         67,394
                                                                                  --------       --------
Long-term liabilities, less current portion                                          2,528          2,494
                                                                                  --------       --------
Deferred tax liabilities, net                                                        1,282            705
                                                                                  --------       --------
Deferred tuition revenue                                                            10,877             --
                                                                                  --------       --------
Commitments and contingencies                                                           --             --
                                                                                  --------       --------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 50,955,000 and 50,227,000 issued and outstanding at February 28, 1998 and
 August 31, 1997, respectively                                                          67             66
Class B voting common stock, no par value, 3,000,000 shares authorized;
 548,000 issued and outstanding at February 28, 1998 and August 31,
 1997                                                                                    1              1
Additional paid-in capital                                                          74,233         51,521
Retained earnings                                                                   91,072         72,729
                                                                                  --------       --------
Total shareholders' equity                                                         165,373        124,317
                                                                                  --------       --------
Total liabilities and shareholders' equity                                        $265,718       $194,910
                                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                          Six Months Ended
                                                            February 28,
                                                       ---------------------
                                                         1998         1997
                                                       ---------    --------
                                                            (Unaudited)
Net cash received from (used for) operating activities:
Cash received from customers                            $166,221    $126,728
Cash paid to employees and suppliers                    (138,689)    (99,803)
Interest received                                          2,786       1,793
Interest paid                                                (26)
Net income taxes paid                                    (12,052)     (7,543)
                                                        --------    --------
Net cash received from operating activities               18,240      21,175
                                                        --------    --------
Net cash received from (used for) investing activities:
Cash paid at acquisition of the College, net of
 cash acquired                                           (19,378)         --
Purchase of property and equipment                        (9,312)     (5,130)
Purchase of non-operating property                           (25)     (1,262)
Purchase of investments                                  (15,838)    (12,376)
Proceeds from investment maturities                       12,730       5,428
Additions to educational program production costs           (691)       (652)
Proceeds from sale of assets                                  18          44
                                                        --------    --------
Net cash used for investing activities                   (32,496)    (13,948)
                                                        --------    --------
Net cash received from (used for) financing activities:
Tax benefits related to disqualifying dispositions and
 exercise of options                                       3,523       3,876
Issuance of stock                                          3,246       1,399
Principal payments on long-term debt                         (50)        (50)
                                                        --------    --------
Net cash received from financing activities                6,719       5,225
                                                        --------    --------
Effect of exchange rate changes on cash                        4          --
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents      (7,533)     12,452
Cash and cash equivalents, beginning of period            58,928      51,982
                                                        --------    --------
Cash and cash equivalents, end of period                $ 51,395    $ 64,434
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1998 and 1997 refer to the periods ended February 28, 1998 and 1997, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for 1998 and 1997 was reviewed by Price Waterhouse LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month and six-month periods ended February 28, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

5. In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At February 28, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. In February 1998, the Company modified its line of credit agreement to extend the termination date to February 1, 2000. Any amounts borrowed under the line of credit are payable upon its termination in February 2000.

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

7. In February 1998, the Company adopted Statement of Financial Accounting Standards 128, "Earnings Per Share". As a result, earnings per share calculations for all prior periods have been restated.

     A reconciliation of the basic and diluted per share computations for 1997 and 1998 are as follows:

                              For the Three Months Ended February 28,
                             (in thousands, except per share amounts)
                   ----------------------------------------------------------
                              1998                          1997
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share           $7,730   51,447     $ .15     $5,092   50,363     $ .10
                                         =====                         =====
Effect of dilutive
 securities:

 Stock options                 1,243                         1,443
                     ------   ------               ------   ------
Diluted net income
 per share           $7,730   52,690     $ .15     $5,092   51,806     $ .10
                     ======   ======     =====     ======   ======     =====

                               For the Six Months Ended February 28,
                             (in thousands, except per share amounts)
                   ----------------------------------------------------------
                              1998                          1997
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares    Amount     Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $18,339   51,310     $ .36    $12,381   50,229     $ .25
                                         =====                         =====
Effect of dilutive
 securities:

 Stock options                 1,264                         1,477
                    -------   ------              -------   ------
Diluted net income
 per share          $18,339   52,574     $ .35    $12,381   51,706     $ .24
                    =======   ======     =====    =======   ======     =====

                     Review by Independent Accountants


	The financial information as of February 28, 1998, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 1998, and the related consolidated statement of operations for the three-month and six-month periods ended February 28, 1998 and 1997 and the consolidated statement of cash flows for the six-month periods ended February 28, 1998 and 1997. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
March 20, 1998

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended February 28, 1998 included in Item 1.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain the North Central Association of Colleges and Schools'("NCA") approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1997.

MANAGEMENT CHANGES

     On February 17, 1998, the Company announced the appointment of Todd S. Nelson to President. Mr. Nelson has been a key member of the Apollo Group management team for twelve years. Most recently, he held the post of Vice President of Apollo Group and Executive Vice President of the University of Phoenix. Dr. John G. Sperling will remain Chairman and Chief Executive Officer.

     In addition, Dr. Jorge Klor de Alva was appointed President of the University of Phoenix, filling the post previously held by Mr. William H. Gibbs. Dr. Jorge Klor de Alva has been affiliated with Apollo Group for seven years as a Board Member, and most recently, as Vice President of Business Development for the Company.

     The Company also announced that James W. Hoggatt has resigned as Chief Financial Officer of the Company for personal reasons. Mr. Hoggatt will continue to work on special projects for Apollo Group through the end of October 1998.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                        Three Months           Six Months
                                     Ended February 28,    Ended February 28,
                                     -----------------     -----------------
                                      1998       1997       1998       1997
                                     ------     ------     ------     ------
                                        (Unaudited)           (Unaudited)
Revenues:
Tuition and other, net                 98.4%      98.4%      98.5%      98.6%
Interest income                         1.6        1.6        1.5        1.4
                                     ------     ------     ------     ------
Total net revenues                    100.0      100.0      100.0      100.0
                                     ------     ------     ------     ------
Costs and expenses:
Instruction costs and services         61.8       61.8       60.0       60.4
Selling and promotional                12.5       13.7       12.2       13.2
General and administrative             10.9       10.7       10.6       10.4
                                     ------     ------     ------     ------
Total costs and expenses               85.2       86.2       82.8       84.0
                                     ------     ------     ------     ------
Income before income taxes             14.8       13.8       17.2       16.0
Less provision for income taxes         5.9        5.5        6.8        6.4
                                     ------     ------     ------     ------
Net income                              8.9%       8.3%      10.4%       9.6%
                                     ======     ======     ======     ======


THREE MONTHS ENDED FEBRUARY 28, 1998 (SECOND QUARTER OF 1998) COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1997 (SECOND QUARTER OF 1997)

     Net revenues increased by 40.2% to $86.5 million in the three months ended February 28, 1998 from $61.7 million in the three months ended February 28, 1997. This is due primarily to an increase in student enrollments from 1997 to 1998, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP campuses, which include their respective learning centers, and most WIU and IPD campuses had increases in net revenues and student enrollments from 1997 to 1998.

     Tuition and other net revenues for the three months ended February 28, 1998 and 1997 consists primarily of $72.2 and $53.3 million, respectively, of net tuition revenues from students enrolled in degree programs and $5.8 and $2.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree-program enrollments increased over 26% to 63,000 in 1998 from 50,000 in 1997.

     Interest income for the three months ended February 28, 1998 increased to $1.4 million in the three months ended February 28, 1998 from $956,000 in the three months ended February 28, 1997 due primarily to the increase in cash and investments from 1997 to 1998.

     Instruction costs and services increased by 40.3% to $53.4 million in the three months ended February 28, 1998 from $38.1 million in the three months ended February 28, 1997 due primarily to the direct costs necessary to support the increase in average student enrollments and the added costs related to the acquisition of the College in September 1997. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues remained the same at 61.8% in the three months ended February 28, 1998 and 1997.

     Selling and promotional expenses increased by 26.8% to $10.8 million in the three months ended February 28, 1998 from $8.5 million in the three months ended February 28, 1997 due primarily to increased marketing and advertising at the Company's campuses and learning centers and at the College. These expenses as a percentage of net revenues decreased to 12.5% in the three months ended February 28, 1998 from 13.7% in the three months ended February 28, 1997 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 43.6% to $9.5 million in the three months ended February 28, 1998 from $6.6 million in the three months ended February 28, 1997 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers, increases in administrative compensation and additional costs related to the administration of the College. These expenses as a percentage of net revenues remained relatively the same at 10.9% in the three months ended February 28, 1998 and 10.7% in the three months ended February 28, 1997.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $1.8 million in the three months ended February 28, 1998 and $1.1 million in the three months ended February 28, 1997. Interest expense, which is allocated among all categories of costs and expenses, was less than $25,000 in the three months ended February 28, 1998 and 1997.

     The Company's effective tax rate remained relatively the same at 39.6% and 40.0% in the three months ended February 28, 1998 and 1997, respectively.

     Net income increased to $7.7 million in the three months ended February 28, 1998 from $5.1 million in the three months ended February 28, 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of selling and promotional costs and fixed instruction costs and services.

SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1997

     Net revenues increased by 36.6% to $175.7 million in the six months ended February 28, 1998 from $128.6 million in the six months ended February 28, 1997. This is due primarily to an increase in student enrollments from 1997 to 1998, tuition price increases averaging four to five percent and a higher concentration of enrollments at locations that charge a higher rate per credit hour. All UOP campuses, which include their respective learning centers, and most WIU and IPD campuses had increases in net revenues and student enrollments from 1997 to 1998.

     Tuition and other net revenues for the six months ended February 28, 1998 and 1997 consists primarily of $149.4 and $111.5 million, respectively, of net tuition revenues from students enrolled in degree programs and $10.0 and $5.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree-program enrollments increased over 25% to 61,000 in 1998 from 48,500 in 1997.

     Interest income for the six months ended February 28, 1998 increased to $2.7 million in the six months ended February 28, 1998 from $1.8 million in the six months ended February 28, 1997 due primarily to the increase in cash and investments from 1997 to 1998.

     Instruction costs and services increased by 35.5% to $105.3 million in the six months ended February 28, 1998 from $77.7 million in the six months ended February 28, 1997 due primarily to the direct costs necessary to support the increase in average student enrollments and the added costs related to the acquisition of the College in September 1997. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These costs as a percentage of net revenues decreased to 60.0% in the six months ended February 28, 1998 from 60.4% in the six months ended February 28, 1997 due to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 25.7% to $21.3 million in the six months ended February 28, 1998 from $17.0 million in the six months ended February 28, 1997 due primarily to increased marketing and advertising at the Company's campuses and learning centers and at the College. These expenses as a percentage of net revenues decreased to 12.2% in the six months ended February 28, 1998 from 13.2% in the six months ended February 28, 1997 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its existing selling and promotional expenses to the same extent.

     General and administrative expenses increased by 40.0% to $18.7 million in the six months ended February 28, 1998 from $13.3 million in the six months ended February 28, 1997 due primarily to increased costs required to support the increased number of UOP and IPD campuses and learning centers, increases in administrative compensation and additional costs related to the administration of the College. These expenses as a percentage of net revenues remained relatively the same at 10.6% in the six months ended February 28, 1998 and 10.4% in the six months ended February 28, 1997.

     Costs related to the startup of new UOP and IPD campuses and learning centers are expensed as incurred and totaled approximately $3.5 million in the six months ended February 28, 1998 and $2.3 million in the six months ended February 28, 1997. Interest expense, which is allocated among all categories of costs and expenses, was less than $30,000 in the six months ended February 28, 1998 and 1997.

     The Company's effective tax rate remained relatively the same at 39.6% and 40.0% in the six months ended February 28, 1998 and 1997, respectively.

     Net income increased to $18.3 million in the six months ended February 28, 1998 from $12.4 million in the six months ended February 28, 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of selling and promotional costs and fixed instruction costs and services.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $77.5 million at February 28, 1998 from $76.4 million at August 31, 1997 due primarily to $18.2 million in cash generated from operations during the six months ended February 28, 1998 and a $9.5 million increase in restricted cash and investments, offset by the $19.4 million in cash used in the acquisition of the College, capital expenditures, and an increase in deferred revenue.

     In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At February 28, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in February 2000.

     Net cash received from operating activities decreased to $18.2 million in the six months ended February 28, 1998 from $21.2 million in the six months ended February 28, 1997 due primarily to the timing of receipts from customers and payments to suppliers offset in part by a $6.0 million increase in net income from 1997 to 1998. Capital expenditures, including additions to educational program production costs, increased to $10.0 million in the six months ended February 28, 1998 from $7.0 million in the six months ended February 28, 1997 due primarily to purchases made to support the increase in student enrollments and number of locations. Total purchases of property, equipment and land for the year ended August 31, 1998 are expected to range from $24.0 to $27.0 million. The increase from 1997 is due to: (1) hardware and software related to the Company's planned conversion to new student records and human resource systems; (2) a greater number of planned new campuses and learning centers compared to 1997; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level and (4) increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business and the acquisition of the College. Additions to educational program production costs are not expected to exceed $2.5 million for the year ended August 31, 1998. Startup costs relating to new campuses and learning centers are expected to range from $6.0 to $9.0 million in 1998, as compared to $3.6 million for the year ended August 31, 1997, due to recent and planned expansion into new geographic markets.

     Net receivables at February 28, 1998 totaled $47.0 million, or 54.4% of second quarter 1998 net revenues. This compares to $32.0 million in net receivables at August 31, 1997, or 41.6% of fourth quarter 1997 net revenues and $28.0 million in net receivables at February 28, 1997, or 45.3% of second quarter 1997 net revenues. The increase in receivables as a percentage of net revenues from February 1997 to February 1998 was due primarily to a backlog in collections and in processing new financial aid loans to students as a result of the significant increase in students and related financial aid applications during the six months ending February 28, 1998.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of February 28, 1998, the Company had approximately $25.9 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     In March 1997, the Company began offering an alternative student loan program on a test basis at two of its campuses. The program, offered by a commercial lender, allows students to finance their tuition and related educational costs at a rate of prime plus 1.5%, until the proceeds, if any, from employer reimbursement or financial aid programs are available. Loans for students that do not meet certain credit requirements are guaranteed by the Company, subject to certain limitations. At February 28, 1998, the Company has guaranteed approximately $4.1 million in available credit, approximately $2.5 million of which was borrowed by the students at that date. To date, there have been no material defaults by students whose loans are guaranteed by the Company, although the program has not been in place for a sufficient period of time to assess the overall collection rate. During 1998, this program was expanded to WIU and three additional UOP campuses.

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

     UOP's most recent DOE program reviews and audits began in March 1997 and the fieldwork was recently completed. Routine exit interviews with the DOE teams indicated certain issues to be further evaluated, but the Company is unable to quantify these matters until it receives additional information from DOE. UOP expects to receive notification as to their results of the program reviews and audits during 1998.

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


Item 4.  Submission of Matters to a Vote of Security Holders .Not Applicable


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.1d Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

     Exhibit 27.1 Restated Financial Data Schedule for the period ending November 30, 1997

     Exhibit 27.2 Restated Financial Data Schedule for the period ending August 31, 1997

     Exhibit 27.3 Restated Financial Data Schedule for the period ending May 31, 1997

     Exhibit 27.4 Restated Financial Data Schedule for the period ending February 28, 1997

     Exhibit 27.5 Restated Financial Data Schedule for the period ending November 30, 1996

     Exhibit 27.6 Restated Financial Data Schedule for the period ending August 31, 1996

     Exhibit 27.7 Restated Financial Data Schedule for the period ending May 31, 1996

     Exhibit 27.8 Restated Financial Data Schedule for the period ending February 29, 1996

     Exhibit 27.9 Restated Financial Data Schedule for the period ending November 30, 1995

     Exhibit 27.10 Restated Financial Data Schedule for the period ending August 31, 1995

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended February 28, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: March 26, 1998               By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                         Vice President-Controller
                                         (Chief Accounting Officer)


                                   By:     /s/ Todd S. Nelson
                                      ----------------------------------
                                               Todd S. Nelson
                                                 President
                                          (Duly Authorized Officer)

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

10.1d Modification Agreement between Apollo Group, Inc. and    Filed herewith
      Wells Fargo Bank, National Association

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith

27.1  Restated Financial Data Schedule for the period ending   Filed herewith
      November 30, 1997

27.2  Restated Financial Data Schedule for the period ending   Filed herewith
      August 31, 1997

27.3  Restated Financial Data Schedule for the period ending   Filed herewith
      May 31, 1997

27.4  Restated Financial Data Schedule for the period ending   Filed herewith
      February 28, 1997

27.5  Restated Financial Data Schedule for the period ending   Filed herewith
      November 30, 1996

27.6  Restated Financial Data Schedule for the period ending   Filed herewith
      August 31, 1996

27.7  Restated Financial Data Schedule for the period ending   Filed herewith
      May 31, 1996

27.8  Restated Financial Data Schedule for the period ending   Filed herewith
      February 29, 1996

27.9  Restated Financial Data Schedule for the period ending   Filed herewith
      November 30, 1995

27.10 Restated Financial Data Schedule for the period ending   Filed herewith
      August 31, 1995