Form 10-Q
period 1998-05-31
APOLLO GROUP INC
filed 1998-06-23
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended May 31, 1998

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF JUNE 19, 1998

               Class A Common Stock, no par 77,015,536 Shares
               Class B Common Stock, no par 547,819 Shares

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



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .18
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .18
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .18
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .18
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .18
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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                    Three Months Ended      Nine Months Ended
                                          May 31,                May 31,
                                    ------------------     ------------------
                                      1998      1997         1998      1997
                                    --------  --------     --------  --------
                                        (Unaudited)            (Unaudited)
Revenues:
Tuition and other, net              $105,201   $76,633     $278,154  $203,422
Interest income                        1,582     1,209        4,293     3,055
                                    --------   -------     --------  --------
Total net revenues                   106,783    77,842      282,447   206,477
                                    --------   -------     --------  --------
Costs and expenses:
Instruction costs and services        61,093    43,572      168,496   121,269
Selling and promotional               11,504     8,492       32,840    25,463
General and administrative             8,479     6,522       25,041    19,856
                                    --------   -------     --------  --------
Total costs and expenses              81,076    58,586      226,377   166,588
                                    --------   -------     --------  --------
Income before income taxes            25,707    19,256       56,070    39,889
Less provision for income taxes       10,185     7,702       22,209    15,954
                                    --------   -------     --------  --------
Net income                          $ 15,522   $11,554     $ 33,861  $ 23,935
                                    ========   =======     ========  ========
Basic net income per share          $    .20   $   .15     $    .44  $    .32
                                    ========   =======     ========  ========
Diluted net income per share        $    .20   $   .15     $    .43  $    .31
                                    ========   =======     ========  ========

Basic weighted average shares
  outstanding                         77,459    75,783       77,130    75,490

Diluted weighted average shares
  outstanding                         79,250    77,733       78,991    77,618

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                                 May 31,      August 31,
                                                                                  1998           1997
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 56,193       $ 58,928
Restricted cash                                                                     23,838         19,927
Investments                                                                         32,273         27,182
Receivables, net                                                                    47,917         32,040
Inventory                                                                            2,907          2,220
Deferred tax assets, net                                                             4,854          2,873
Prepaids and other current assets                                                    1,843            633
                                                                                 ---------      ---------
Total current assets                                                               169,825        143,803
Property and equipment, net                                                         37,217         25,251
Investments                                                                         24,262         14,747
Educational program production costs, net                                            2,034          1,836
Non-operating property                                                               5,638          5,611
Cost in excess of fair value of assets purchased, net                               47,629          2,283
Deposits and other assets                                                            4,262          1,379
                                                                                 ---------      ---------
Total assets                                                                      $290,867       $194,910
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    233       $    295
Accounts payable                                                                     8,583          7,714
Other accrued liabilities                                                           17,697         11,449
Income taxes payable                                                                   793            253
Student deposits and current portion of deferred revenue                            63,072         47,683
                                                                                 ---------      ---------
Total current liabilities                                                           90,378         67,394
                                                                                 ---------      ---------
Deferred tuition revenue, less current portion                                      11,032             --
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          2,637          2,494
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                          775            705
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 77,016,000 and 75,614,000 issued and outstanding at May 31, 1998 and
 August 31, 1997, respectively                                                         101             66
Class B voting common stock, no par value, 3,000,000 shares authorized;
 548,000 issued and outstanding at May 31, 1998 and August 31, 1997                      1              1
Additional paid-in capital                                                          79,348         51,521
Retained earnings                                                                  106,595         72,729
                                                                                 ---------      ---------
Total shareholders' equity                                                         186,045        124,317
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $290,867       $194,910
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                          Nine Months Ended
                                                               May 31,
                                                       ---------------------
                                                         1998         1997
                                                       ---------   ---------
                                                            (Unaudited)
Net cash received from (used for) operating activities:
Cash received from customers                            $273,864    $205,342
Cash paid to employees and suppliers                    (214,138)   (157,535)
Interest received                                          3,842       2,583
Interest paid                                                (48)
Net income taxes paid                                    (23,811)    (16,074)
                                                        --------    --------
Net cash received from operating activities               39,709      34,316
                                                        --------    --------
Net cash received from (used for) investing activities:
Purchase of investments                                  (32,476)    (20,658)
Proceeds from investment maturities                       17,486       8,648
Cash paid at acquisition of the College, net of
 cash acquired                                           (19,378)
Purchase of property and equipment                       (18,826)     (8,551)
Purchase of non-operating property                           (28)     (1,263)
Additions to educational program production costs         (1,112)     (1,159)
Proceeds from sale of assets                                  18          62
                                                        --------    --------
Net cash used for investing activities                   (54,316)    (22,921)
                                                        --------    --------
Net cash received from (used for) financing activities:
Tax benefits related to disqualifying dispositions and
 exercise of options                                       6,809       5,065
Issuance of stock                                          5,109       1,994
Principal payments on long-term debt                         (50)        (50)
                                                        --------    --------
Net cash received from financing activities               11,868       7,009
                                                        --------    --------
Effect of exchange rate changes on cash                        4          --
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents      (2,735)     18,404
Cash and cash equivalents, beginning of period            58,928      51,982
                                                        --------    --------
Cash and cash equivalents, end of period                $ 56,193    $ 70,386
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1998 and 1997 refer to the periods ended May 31, 1998 and 1997, respectively.

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

3. The results of operations for the three-month and nine-month periods ended May 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

5. In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At May 31, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. In February 1998, the Company modified its line of credit agreement to extend the termination date to February 1, 2000. Any amounts borrowed under the line of credit are payable upon its termination in February 2000.

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

     A reconciliation of the basic and diluted per share computations for 1997 and 1998 are as follows:

                                For the Three Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1998                          1997
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $15,522   77,459     $ .20    $11,554   75,783     $ .15
                                         =====                         =====
Effect of dilutive
 securities:

 Stock options                 1,791                         1,950
                    -------   ------              -------   ------
Diluted net income
 per share          $15,522   79,250     $ .20    $11,554   77,733     $ .15
                    =======   ======     =====    =======   ======     =====

                                 For the Nine Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1998                          1997
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares    Amount     Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $33,861   77,130     $ .44    $23,935   75,490     $ .32
                                         =====                         =====
Effect of dilutive
 securities:

 Stock options                 1,861                         2,128
                    -------   ------              -------   ------
Diluted net income
 per share          $33,861   78,991     $ .43    $23,935   77,618     $ .31
                    =======   ======     =====    =======   ======     =====

8. On April 9, 1998, the Company authorized a 3-for-2 stock split of its Common Stock effected in the form of a stock dividend that was distributed on April 27, 1998 to shareholders of record at the close of business on April 13, 1998. The shareholders of the Company's Common Stock received a stock dividend at the rate of one-half share of Class A Common Stock for each share of Class A or Class B Common Stock owned. All Common Stock, Common Stock prices and earnings per share figures for periods prior to the stock split have been restated to reflect this and previous stock splits effected in the form of stock dividends.

9. Certain costs and expenses for the nine months ended May 31, 1998 have been reclassified, having no effect on net income.

                     Review by Independent Accountants


	The financial information as of May 31, 1998, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by Price Waterhouse LLP ("Price Waterhouse"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. Price Waterhouse's report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 1998, and the related consolidated statement of operations for the three-month and nine-month periods ended May 31, 1998 and 1997 and the consolidated statement of cash flows for the nine-month periods ended May 31, 1998 and 1997. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PRICE WATERHOUSE LLP
Phoenix, Arizona
June 18, 1998

10 <PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended May 31, 1998 included in Item 1.

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                        Three Months           Nine Months
                                        Ended May 31,         Ended May 31,
                                     -----------------     -----------------
                                      1998       1997       1998       1997
                                     ------     ------     ------     ------
                                        (Unaudited)           (Unaudited)
Revenues:
Tuition and other, net                 98.5%      98.4%      98.5%      98.5%
Interest income                         1.5        1.6        1.5        1.5
                                     ------     ------     ------     ------
Total net revenues                    100.0      100.0      100.0      100.0
                                     ------     ------     ------     ------
Costs and expenses:
Instruction costs and services         57.2       56.0       59.6       58.8
Selling and promotional                10.8       10.9       11.6       12.3
General and administrative              7.9        8.4        8.9        9.6
                                     ------     ------     ------     ------
Total costs and expenses               75.9       75.3       80.1       80.7
                                     ------     ------     ------     ------
Income before income taxes             24.1       24.7       19.9       19.3
Less provision for income taxes         9.6        9.9        7.9        7.7
                                     ------     ------     ------     ------
Net income                             14.5%      14.8%      12.0%      11.6%
                                     ======     ======     ======     ======


THREE MONTHS ENDED MAY 31, 1998 (THIRD QUARTER OF 1998) COMPARED
WITH THREE MONTHS ENDED MAY 31, 1997 (THIRD QUARTER OF 1997)

     Net revenues increased by 37.2% to $106.8 million in the three months ended May 31, 1998 from $77.8 million in the three months ended May 31, 1997. This is due primarily to an increase in student enrollments from 1997 to 1998, tuition price increases averaging four to five percent, a higher concentration of enrollments at locations that charge a higher rate per credit hour and net revenues from the College. All UOP campuses, which include their respective learning centers, WIU and most IPD campuses had increases in net revenues and student enrollments from 1997 to 1998.

     Tuition and other net revenues for the three months ended May 31, 1998 and 1997 consists primarily of $91.8 million and $66.9 million, respectively, of net tuition revenues from students enrolled in degree programs and $6.5 million and $4.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree-program enrollments increased over 28% to 66,600 in 1998 from 52,000 in 1997.

     Interest income for the three months ended May 31, 1998 increased to $1.6 million from $1.2 million in the three months ended May 31, 1997 due primarily to the increase in cash and investments from 1997 to 1998 and to a higher average yield on the related investments.

     Instruction costs and services increased by 40.2% to $61.1 million in the three months ended May 31, 1998 from $43.6 million in the three months ended May 31, 1997 due primarily to the direct costs necessary to support the increase in average student enrollments and the added costs related to the acquisition of the College in September 1997. These costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries. These expenses as a percentage of net revenues increased to 57.2% in the three months ended May 31, 1998 from 56.0% in the three months ended May 31, 1997 due primarily to increased costs related to processing student financial aid programs, the opening of new campuses and learning centers, and added costs related to the College.

     Selling and promotional expenses increased by 35.5% to $11.5 million in the three months ended May 31, 1998 from $8.5 million in the three months ended May 31, 1997 due primarily to additional marketing and advertising costs incurred for newly opened campuses and learning centers, costs related to the College, and additional costs incurred to support continued growth for existing campuses and learning centers. These expenses as a percentage of net revenues remained relatively the same at 10.8% for the three months ended May 31, 1998 and 10.9% for the three months ended May 31, 1997.

     General and administrative expenses increased by 30.0% to $8.5 million in the three months ended May 31, 1998 from $6.5 million in the three months ended May 31, 1997 due primarily to increased costs required to support the increased number of campuses and learning centers and for expenses related to computer system conversions and upgrades. These expenses as a percentage of net revenues decreased to 7.9% in the three months ended May 31, 1998 from 8.4% in the three months ended May 31, 1997 due primarily to higher net revenues being spread over fixed costs related to various centralized functions.

     Costs related to the startup of new campuses and learning centers are expensed as incurred and totaled approximately $1.4 million in the three months ended May 31, 1998 and $653,000 in the three months ended May 31, 1997. Interest expense, which is allocated among all categories of costs and expenses, was less than $25,000 in the three months ended May 31, 1998 and 1997.

     The Company's effective tax rate remained relatively the same at 39.6% and 40.0% in the three months ended May 31, 1998 and 1997, respectively.

     Net income increased by 34.3% to $15.5 million in the three months ended May 31, 1998 from $11.6 million in the three months ended May 31, 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of general and administrative expenses.

NINE MONTHS ENDED MAY 31, 1998 COMPARED WITH NINE MONTHS ENDED MAY 31, 1997

     Net revenues increased by 36.8% to $282.4 million in the nine months ended May 31, 1998 from $206.5 million in the nine months ended May 31, 1997. This is due primarily to an increase in student enrollments from 1997 to 1998, tuition price increases averaging four to five percent, a higher concentration of enrollments at locations that charge a higher rate per credit hour and to net revenues from the College. All UOP campuses, which include their respective learning centers, WIU and most IPD campuses had increases in net revenues and student enrollments from 1997 to 1998.

     Tuition and other net revenues for the nine months ended May 31, 1998 and 1997 consists primarily of $241.2 million and $178.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $16.5 million and $9.4 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree-program enrollments increased over 26.0% to 62,700 in 1998 from 49,700 in 1997.

     Interest income increased to $4.3 million in the nine months ended May 31, 1998 from $3.1 million in the nine months ended May 31, 1997 due primarily to the increase in cash and investments from 1997 to 1998 and to a higher average yield on the related investments.

     Instruction costs and services increased by 38.9% to $168.5 million in the nine months ended May 31, 1998 from $121.3 million in the nine months ended May 31, 1997 due primarily to the direct costs necessary to support the increase in average student enrollments and the added costs related to the College. These costs as a percentage of net revenues increased to 59.6% in the nine months ended May 31, 1998 from 58.8% in the nine months ended May 31, 1997 due to increased costs related to processing student financial aid programs, the opening of new campuses and learning centers, and added costs related to the College.

     Selling and promotional expenses increased by 29.0% to $32.8 million in the nine months ended May 31, 1998 from $25.5 million in the nine months ended May 31, 1997 due primarily to increased marketing and advertising at the Company's campuses and learning centers and additional costs related to the College. These expenses as a percentage of net revenues decreased to 11.6% in the nine months ended May 31, 1998 from 12.3% in the nine months ended May 31, 1997 due to the Company's ability to increase enrollments in existing markets and to open new learning centers with a proportionately lower increase in selling and promotional expenses.

     General and administrative expenses increased by 26.1% to $25.0 million in the nine months ended May 31, 1998 from $19.9 million in the nine months ended May 31, 1997 due primarily to increased costs required to support the increased number of campuses and learning centers and for expenses related to computer system conversions and upgrades. These expenses as a percentage of net revenues decreased to 8.9% in the nine months ended May 31, 1998 from 9.6% in the nine months ended May 31, 1997 due primarily to higher net revenues being spread over fixed costs related to centralized functions.

     Costs related to the startup of new campuses and learning centers are expensed as incurred and totaled approximately $4.9 million in the nine months ended May 31, 1998 and $2.9 million in the nine months ended May 31, 1997. Interest expense, which is allocated among all categories of costs and expenses, was less than $50,000 in the nine months ended May 31, 1998 and 1997.

     The Company's effective tax rate remained relatively the same at 39.6% and 40.0% in the nine months ended May 31, 1998 and 1997, respectively.

     Net income increased by 41.5% to $33.9 million in the nine months ended May 31, 1998 from $23.9 million in the nine months ended May 31, 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of selling and promotional costs and general and administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $79.4 million at May 31, 1998 from $76.4 million at August 31, 1997 due primarily to $39.7 million in cash generated from operations during the nine months ended May 31, 1998, a $9.0 million increase in restricted cash and short-term investments and a $15.9 million increase in net accounts receivable, offset by the $19.4 million in cash used in the acquisition of the College, $18.8 million in capital expenditures, and a $15.4 million increase in student deposits and current portion of deferred revenue.

     In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At May 31, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in February 2000.

     Net cash received from operating activities increased to $39.7 million in the nine months ended May 31, 1998 from $34.3 million in the nine months ended May 31, 1997 due primarily to the timing of receipts from customers and payments to suppliers and a $9.9 million increase in net income from 1997 to 1998 offset by a $7.7 million increase in income taxes paid. Capital expenditures and additions to educational program production costs increased to $20.0 million in the nine months ended May 31, 1998 from $11.0 million in the nine months ended May 31, 1997 due primarily to purchases made to support the increase in student enrollments and the number of locations and for costs related to the first phase of the conversion of the Company's student records system. Total purchases of property, equipment and land for the year ended August 31, 1998 are expected to range from $26.0 million to $30.0 million compared to $14.1 million for the year ended August 31, 1997. The increase from 1997 is due to: (1) hardware and software related to the Company's planned conversion to new student records and human resource systems; (2) a greater number of planned new campuses and learning centers compared to 1997; (3) improvements to the Company's computer facilities and telecommunications equipment at the corporate level and (4) increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business and the acquisition of the College. Additions to educational program production costs are not expected to exceed $2.0 million for the year ended August 31, 1998. Startup costs relating to new campuses and learning centers are expected to range from $6.0 million to $9.0 million in 1998, as compared to $3.6 million for the year ended August 31, 1997, due to recent and planned expansion into new geographic markets.

     Net receivables at May 31, 1998 totaled $47.9 million, or 44.9% of third quarter 1998 total net revenues. This compares to $28.9 million in net receivables at May 31, 1997, or 37.1% of third quarter 1997 net revenues.
The increase in receivables as a percentage of net revenues from May 1997 to May 1998 was due primarily to a backlog in collections and billings and a backlog in processing new financial aid loans to students as a result of the significant increase in students and related financial aid applications during the nine months ending May 31, 1998.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of May 31, 1998, the Company had approximately $23.8 million in these separate accounts, which are reflected as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     As previously disclosed, the Company began offering an alternative student loan program on a test basis at several of its campuses in March 1997. In May 1998, this pilot program was discontinued. The loans currently outstanding will continue to be serviced by the commercial lender that offered the program under the original terms and conditions. Loans for students that did not meet certain credit requirements were guaranteed by the Company, subject to certain limitations. At May 31, 1998, the Company had guaranteed approximately $8.8 million in available credit, approximately $2.3 million of which was borrowed by the students at that date. To date, there have been no material defaults by students whose loans are guaranteed by the Company.

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

     UOP's most recent DOE program reviews and audits began in March 1997, and an initial draft of the program review has been received. There were several findings that will require additional review and follow up with the DOE in order to bring the program review to closure. Additionally, the routine exit interview on the DOE audit indicated certain issues to be further evaluated, but the Company is unable to quantify these matters until it receives additional information from the DOE. UOP expects to receive notification as to their results of the program reviews and audits during the calendar year 1998.

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


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended May
     31, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: June 23, 1998                By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                         Vice President-Controller
                                         (Chief Accounting Officer)


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