Form 10-K
period 1998-08-31
APOLLO GROUP INC
filed 1998-11-12
CIK 929887

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM  10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  August 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No shares of the Company's Class B Common Stock, its voting stock, is held by non-affiliates. The holders of the Company's Class A Common stock are not entitled to any voting rights. Aggregate market value of Class A Common Stock held by non-affiliates as of October 23, 1998, was approximately $1.6 billion. The number of shares outstanding for each of the registrant's classes of common stock, as of October 23, 1998, is as follows:

              Class A Common Stock, no par               76,906,411 Shares
              Class B Common Stock, no par                  511,484 Shares

                          DOCUMENTS INCORPORATED BY REFERENCE
                                          NONE

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business                                                         3
Item 2.  Properties                                                      30
Item 3.  Legal Proceedings                                               31
Item 4.  Submission of Matters to a Vote of Security Holders             31



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             32
Item 6.  Selected Consolidated Financial Data                            33
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             35
Item 7a. Quantitative and Qualitative Disclosures about Market Risk      45
Item 8.  Financial Statements and Supplementary Data                     46
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             68



PART III

Item 10. Directors and Executive Officers of the Registrant              69
Item 11. Executive Compensation                                          73
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           80
Item 13. Certain Relationships and Related Transactions                  81



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                             82



SIGNATURES                                                               86

PART I
Item 1 -- Business

OVERVIEW

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning Institutes Corporation (the "College"), and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults based on the number of working adults enrolled in its programs. The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States.
The Company currently offers its programs and services at 117 campuses and learning centers in 34 states, Puerto Rico and London, England. The Company's degree enrollment has increased to approximately 71,400 at August 31, 1998 from approximately 30,200 at August 31, 1994.

     Based on its degree enrollment of over 53,200 adult students, of which 6,500 were distance education students, UOP is currently one of the largest regionally accredited private universities in the United States and has one of the nation's largest private business schools. UOP has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at 70 campuses and learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Oklahoma, Oregon, Utah, Washington and Puerto Rico. UOP has developed specialized systems for student tracking, marketing, faculty recruitment and training and academic quality management. These systems enhance UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 56% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies.

     The Apollo Learning Group ("ALG") was established in 1997 to focus on education opportunities in information technology ("IT") for enhancing the skills of IT professionals. ALG curriculum includes courses for the administration of computer networks, internetworking and customized technical training. ALG's services currently support eight UOP locations offering Authorized Academic Training Programs to deliver Microsoft Official Curriculum. These campuses offer lab-based computer courses to prepare students for Microsoft Certified Systems Engineer exams.

     IPD provides program development and management services under long-term contracts that meet the guidelines of the client institutions' respective regional accrediting associations. IPD provides these services to 20 regionally accredited private colleges and universities at 43 campuses and learning centers in 22 states and shares in the tuition revenues generated from these programs. In addition, IPD has contracted to develop online degree programs for the United States Marine Corp. IPD is able to assist these colleges and universities in expanding and diversifying their programs for working adults. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults; (2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student; (3) desire to increase enrollments with a limited investment in institutional capital and
(4) recognize the unmet educational needs of the working adult students in their market. Approximately 16,000 degree-seeking students are currently enrolled in IPD-assisted programs.

     On September 23, 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The adjusted purchase price consisted of $19.4 million in cash, $15.9 million in stock and the assumption of approximately $11.4 million in liabilities. With current enrollments of approximately 750 degree and 23,000 nondegree students, the College is one of the largest U.S. providers of financial planning education programs, including the Certified Financial Planner Professional Education Program.

     WIU currently offers graduate and undergraduate degree programs to approximately 1,300 students and has a total of three campuses and learning centers in Phoenix and Fort Huachuca, Arizona and London, England.

     The Company was incorporated in Arizona in 1981 and maintains its principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. The Company's telephone number is (602) 966-5394. The Company?s Internet Web Site addresses are as follows:

     -   Apollo                http://www.apollogrp.edu
     -   UOP                   http://www.uophx.edu
     -   IPD                   http://www.ipd.org
     -   WIU                   http://www.wintu.edu
     -   the College           http://www.fp.edu
     -   ALG                   http://www.mcse.com

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1998, 1997 and 1996 relate to the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

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

MARKET

     The United States education market may be divided into the following distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company primarily operates in the higher education segment and, with the acquisition of the College and the introduction of other non-degree programs, also operates in the workplace and consumer training segments. The
U.S. Department of Education National Center for Education Statistics ("NCES") estimated that for 1996 (the most recent historical year reported), adults over 24 years of age comprised approximately 6.2 million, or 40.9%, of the 15.2 million students enrolled in higher education programs. Currently, the U.S. Bureau of Census estimates that approximately 75% of students over the age of 24 work while attending school. The NCES estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.2%, of the 15.1 million students projected to be enrolled in higher education programs.

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

     Most regionally accredited colleges and universities are focused on serving the 18 to 24 year old student market. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by: (1) a high percentage of full-time tenured faculty with doctoral degrees;
(2) fully-configured library facilities and related full-time staff;
(3) dormitories, student unions and other significant plant assets to support the needs of younger students and (4) an emphasis on research and the related staff and facilities. In addition, the majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one course three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many regionally accredited colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on the 18 to 24 year old students.

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

Establish New UOP Campuses and Learning Centers -----------------------------

     UOP plans to add campuses and learning centers throughout the United States, Canada and other foreign markets. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

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

Expand Educational Programs -------------------------------------------------

     The Company expects to continue to respond to the changing educational needs of working adults and their employers through the introduction of new undergraduate and graduate degree programs and non-degree programs in business and information technology. UOP received approval in 1998 from the NCA to offer a Doctor of Management degree. This educational program will be the first doctoral degree offered by the Company. The Company currently has a full-time staff of over 55 persons involved in its centralized curriculum development process.

     The Company is also exploring other educational areas, such as the K-12 market, adult remedial education and international opportunities, where it can leverage its educational expertise and/or delivery systems in a cost-effective manner.

Expand Access to Programs ---------------------------------------------------

     The Company plans to expand its distance education programs and services. Enrollments in distance education degree programs, including Online, have increased to approximately 7,200 in 1998 from approximately 1,600 in 1994. The Company has started the process of converting many of its non-degree business and financial programs so that they can be delivered through the Internet. The Company also plans to enhance its distance education delivery systems as new technologies become cost-effective, such as interactive distance education technology.

International Expansion -----------------------------------------------------

     The Company is conducting ongoing market research in various foreign countries. The Company has been approved by NCA to begin operations in Canada. The first Canadian campus will be in Vancouver, British Columbia, with classes expected to commence during the second quarter of 1999. The Company is considering international expansion into various European and Latin American markets using the University of Phoenix education model. The Company will continue to monitor and assess the feasibility of expanding its educational programs to other international markets.

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

Faculty Faculty applicants must possess an earned master's or doctoral degree from a regionally accredited institution and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to instruct. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
                         (2) complete a series of certification workshops related to grading, facilitation of the teaching/learning model, oversight of study group activities, adult learning theory, and use of the Internet; (3) participate in ongoing development activities and (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction.

Interactive Learning     Courses are designed to combine individual and group
                         activity with interaction between and among students and the instructor. The curriculum requires a high level of student participation for purposes of increasing the student's ability to work as part of a team.

Learning Resources       Students and faculty members are provided with
                         electronic and other learning resources for their information needs. Over the past three years, the Company substantially expanded these services, including the addition of research tools available on the Internet. These extensive electronic resources minimize the Company's need for capital-intensive library facilities and holdings.

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

STRUCTURAL COMPONENTS OF TEACHING/LEARNING MODEL

     Although adults over 24 years old comprise approximately 40.9% of all higher education enrollments in the United States, the mission of most accredited colleges and universities is to serve 18 to 24 year old students and conduct research. UOP and IPD client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adult students to earn their degrees while integrating the process with both their personal and professional lives.

     The Company believes that working adults require a different teaching/learning model than is designed for the 18 to 24 year old student. The Company has found that working adults seek accessibility, curriculum consistency, time and cost effectiveness and learning that has an immediate application to the workplace. The Company's teaching/learning model differs from the models used by most regionally accredited colleges and universities because it is designed to enable adults to complete an undergraduate degree in four years and a graduate degree in two years while working full-time.

     The structural components of the Company's teaching/learning model include:

Accessibility            The Company offers standardized curriculum that can
                         be accessed through a variety of delivery methods
                         (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs      While the faculty at most accredited colleges and
                         universities are employed full-time, most of the UOP and IPD client institutions' faculty are part-time.
                         All faculty are academically qualified, are professionally employed and are contracted for instructional services on a course-by-course basis.

Facility Costs           The Company leases its campus and learning center
                         facilities and rents additional classroom space on a short-term basis to accommodate growth in enrollments, thus keeping the facility portion of its instructional costs variable.

Employed Students        Substantially all of UOP's students are employed
                         full-time and approximately 72% have been employed for nine years or more. This minimizes the need for capital-intensive facilities and services (e.g., dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment).

Employer Support         Approximately 56% of UOP's students currently
                         receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies; approximately 46% receive at least half of their tuition and some 23% receive full tuition reimbursement. The Company develops relationships with key employers for purposes of recruiting students and responding to specific employer needs.
                         This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.

     The College currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and other financial-related designations. The Company plans to offer these same programs in a classroom-based format and also through Internet or Online-based formats. Most of the College's students are employed and over 75% have four or more years of college education.

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

PROGRAMS AND SERVICES

UOP Programs ----------------------------------------------------------------

     UOP currently offers the following degree programs and related areas of specialization at one or more campuses and learning centers or through its distance education delivery systems:

DEGREE PROGRAMS
---------------
Associate of Arts in General Studies
Bachelor of Arts in Management
Bachelor of Science in Business
Bachelor of Science in Nursing
Bachelor of Science in Human Services
Master of Arts in Education
Master of Arts in Organizational Management
Master of Business Administration
Master of Counseling
Master of Science in Nursing
Master of Science in Computer Information Systems

AREAS OF SPECIALIZATION AVAILABLE IN CERTAIN DEGREE PROGRAMS
------------------------------------------------------------
Undergraduate         BUSINESS
                      Accounting
                      Administration
                      Management
                      Marketing
                      Project Management

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

                      NURSING
                      Health Care
                      Women's Health Nurse Practitioner
                      Family Nurse Practitioner

                      COUNSELING
                      Community Counseling
                      Marriage and Family Therapy
                      Mental Health Counseling
                      Marriage, Family and Child Counseling

     UOP received approval in 1998 from the NCA to offer a Doctor of Management degree. This will be UOP's first doctoral program offering. The program is expected to begin enrolling students by the third quarter of 1999. UOP also offers over 100 professional education programs, including continuing education for teachers, custom training, environmental training and many programs leading to certification in the areas of business, technology and nursing.

     Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members (according to the guidelines of the Council for Adult and Experiential Learning ("CAEL")) for the potential award of credit. The average number of credits awarded to the approximately 4,000 UOP undergraduate students who utilized the process in 1998 was approximately 12 credits of the 120 required to graduate. CAEL reports that over 1,300 regionally accredited colleges and universities currently provide for the assessment mechanism of college level learning gained through experience for the award of credit.

IPD Services ----------------------------------------------------------------

     IPD offers services to its client institutions including: (1) conducting market research; (2) assisting with curriculum development; (3) developing and executing marketing strategies; (4) marketing and recruiting of students;
(5) establishing operational and administrative infrastructures; (6) training of faculty; (7) developing and implementing financial accounting and academic quality management systems; (8) assessing the future needs of adult students;
(9) assisting in developing additional degree programs suitable for the adult higher education market and (10) assisting in seeking approval from the respective regional accrediting association for new programs. In consideration for its services, IPD receives a contractual share of tuition revenues from students enrolled in IPD-assisted programs.

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

     IPD client institutions offer the following programs with IPD assistance:
                                                          No.  of IPD
Degree Programs                                       Client Institutions
--------------------------------------------------    --------------------
Associate of Arts                                              1
Associate of Science in Business                               8
Bachelor of Arts in Business Administration                    2
Bachelor of Arts in Management                                 1
Bachelor of Business Administration                            9
Bachelor of Science in Business Administration                 5
Bachelor of Science in Management                             11
Bachelor of Science in Management Information Systems          1
Bachelor of Science in Nursing                                 1
Master of Business Administration                             11
Master of Science in Management                                6
Master of Science in Health Services Administration            1

     The IPD-assisted programs also include a limited number of general education courses, certificate programs and areas of specialization.

The College Programs --------------------------------------------------------

     The College currently offers a Master of Science degree with a concentration in Financial Planning and the following non-degree programs:

Accredited Asset Management Specialist
Certified Financial Planner Professional Education Program
Chartered Financial Analyst Study/Review Program
Chartered Mutual Fund Counselor
Foundations in Financial Planning
Chartered Retirement Plans Specialist
Chartered Retirement Planning Counselor
Accredited Tax Advisor
Accredited Tax Preparer

WIU Programs ----------------------------------------------------------------

     WIU currently offers the following degree and certificate programs:

DEGREE PROGRAMS WITH RELATED MAJORS
---------------------------------------------

ASSOCIATE OF ARTS

BACHELOR OF SCIENCE
- Accounting
- Business Administration
- Finance
- Health Systems Management
- Information Systems
- International Business
- Management
- Marketing

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

Distance Education Components -----------------------------------------------

     At August 31, 1998, there were approximately 7,200 degree seeking students utilizing the Company's distance education delivery systems, approximately 61% of whom are enrolled in Online. The Company's distance education components consist primarily of the following:

Online Computer Conferencing

     The Online campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. Students can access their Online classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. Online students work together in small groups of 8 to 13 to engage in class discussion and study group activities that are focused on the same learning outcomes and objectives required in UOP's classroom degree programs. This enables the Online students to enjoy the benefits of a study group, where they can share their regional and cultural differences with each other in the context of their coursework. Students are not required to participate at the same time since the communication method is not asynchronous in nature. Online's degree programs can be accessed though direct-dial or Internet service providers. The same academic quality management standards applied to campus-based programs, including the assessment of student learning outcomes, are applied to programs delivered through Online.

Directed Study

     Working adult students may also complete individual courses under the direct weekly instructional supervision of a member of the faculty. These directed study programs utilize the same courses, faculty and resources available at UOP campuses. Course assignments are completed in a structured environment that allows the student flexibility with their schedule. Communication with the faculty member is by telephone, e-mail, fax or mail.

CPE Internet

     Business and investment professionals that require continuing professional education (CPE) as part of their professional certification or for employment requirements may complete individual CPE courses through the Internet utilizing most Internet browsers. These programs are short, interactive courses designed to focus on relevant topics to the students' trade or profession. The students interact primarily with the Company's web-based software programs with little or no faculty involvement. The Company plans to convert many of its non-degree programs in business, financial planning and IT to this web-based format in order to provide consumers with an additional delivery option to receive this type of CPE instruction. The College also plans to use this same technology to deliver preparatory work for professional certifications in addition to its text-based self study delivery methods.

New Distance Education Markets

     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch L.L.C. ("Hermes") formed a new corporation to acquire One Touch Systems. The merged expertise of these entities is expected to contribute to the sales, distribution and service of an integrated and interactive distance learning solution for reaching corporate training and education markets via satellite. One Touch Systems has their equipment currently installed at many Fortune 500 companies. The Company plans to provide training and educational content to enhance and expand the current products offered by One Touch Systems.

     Distance education is currently subject to certain regulatory constraints. See "Business -- Federal Financial Aid Programs -- Restrictions on Distance Education Programs" and "Business -- State Authorization."

FACULTY ---------------------------------------------------------------------

     UOP's faculty is comprised of approximately 100 full-time faculty and 5,100 part-time faculty. Substantially all faculty are working professionals with earned master's or doctoral degrees and an average of 15 years of experience in business, industry, government or the professions. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty;
(2) complete a series of certification workshops related to grading, facilitation of the teaching/learning model, oversight of study group activities, adult learning theory and use of the Internet; (3) participate in ongoing development activities and (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All part-time faculty are contracted on a course-by-course basis (generally a five to ten week period).

     The faculty teaching in IPD-assisted programs are comprised of full-time faculty from the client institution as well as qualified part-time faculty who instruct only in these adult programs. The part-time faculty must be approved by each client institution. IPD makes the AQMS available to its client institutions to evaluate faculty and academic and administrative quality. The Company believes that both UOP and IPD will continue to be successful in recruiting qualified faculty members.

     The College's programs are primarily self-study, non-degree programs where there is little or no faculty involvement in the delivery of the programs. However, the College employs approximately 15 full-time faculty who are involved in curriculum development and the instructional design process.

     WIU's faculty consists of approximately 10 full-time faculty and 170 part-time faculty. WIU's practitioner faculty are working professionals and possess earned master's or doctoral degrees and participate in a selection and training process that is similar to that at UOP.

Academic Accountability -----------------------------------------------------

     UOP is one of the first regionally accredited universities in the nation to create and utilize an institution-wide system for the assessment of the educational outcomes of its students. The information generated is employed by UOP to improve the quality of the curriculum, the instruction and the Company's teaching/learning model. UOP's undergraduate and graduate students complete a comprehensive cognitive (core degree subject matter) and affective (educational, personal and professional values) assessment prior to and upon the completion of their core degree requirements.

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

     To gain admission to the graduate programs of UOP, WIU, the College and the IPD client institutions, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

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

CUSTOMERS

     The Company's customers consist of working adult students, colleges and universities, governmental agencies and employers. Following is a percentage breakdown of the Company's students by the level of program they are seeking, at August 31:

                                               1998           1997
                                              ------         ------
      Degree Programs:
        Master's                               30.5%          31.8%
        Bachelor's                             68.7%          68.1%
        Associate                                .8%            .1%
                                              ------         ------
      Total degree programs                   100.0%         100.0%
                                              ======         ======

     Based on recent student surveys, the average age of UOP students is in the mid-thirties, approximately 55% are women and 45% are men, and the average annual household income is $56,000. Approximately 72% of UOP students have been employed on a full-time basis for nine years or more. The Company believes that the demographics of students enrolled in IPD-assisted programs are similar to those of UOP. The approximate age percentage distribution of incoming UOP students is as follows:

      Age                                 Percentage of Students
      ------------------------            -----------------------
      25 and under                                  13%
      26 to 33                                      36%
      34 to 45                                      40%
      46 and over                                   11%
                                                 -------
                                                   100%
                                                 =======

     Based on recent student surveys, the average age of students at the College is in the mid-thirties, approximately 32% are women and 68% are men, most are employed and over 75% have four or more years of college education.

     IPD client institutions have historically consisted of small private colleges; however, IPD also targets larger institutions of higher education that are in need of marketing and curriculum consulting. IPD understands that to develop and manage educational programs for working adult students effectively, these potential client institutions require both capital and operational expertise. In response to these requirements, IPD provides the start-up capital, the curriculum development expertise and the ongoing management in support of the client institutions' provision of quality programs for working adult students. All of the Apollo Companies consider the employers of its students as customers. Many of these employers provide tuition reimbursement programs in order to educate and provide degree opportunities to their employees.

CORPORATE PARTNERSHIPS

     The Company works closely with businesses and governmental agencies to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers' offices or on-site at military bases. UOP has also formed educational partnerships with various corporations to provide programs specifically designed for their employees.

MARKETING

     To generate interest among potential UOP, WIU and IPD client institution students, the Company engages in a broad range of activities to inform potential students about the Company's teaching/learning model and the programs offered. These activities include print and broadcast advertising, advertising on Internet service providers, direct mail and informational meetings at targeted organizations. The Company also attempts to locate its campuses and learning centers near major highways to provide high visibility and easy access. A substantial portion of new UOP and IPD client institution students are referred by alumni, employers and currently enrolled students.

     The Company also has Web Sites on the Internet World Wide Web (http://www.apollogrp.edu, http://www.uophx.edu, http://www.ipd.org, http://www.wintu.edu, http://www.fp.edu and http://www.mcse.com) that allow electronic access to Company information, product information, research, etc.

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

     The College markets its programs and products primarily through advertising, direct mail, informational meetings, trade shows, and corporate sales efforts with financial service firms. Marketing activity is primarily directed at professionals within the financial services industry. Enrollment advisors are utilized in a comparable fashion to UOP enrollment staff. All marketing activity is tracked to measure effectiveness and to provide information for future activity.

     The Company employs over 450 enrollment counselors who make visits and presentations at various organizations and who follow up on leads generated from referrals from customers and advertising efforts. These individuals also pursue direct responses to interest from potential individual students by arranging for interviews either at a UOP, WIU or IPD location or at a prospective student's place of employment. Interviews are designed to establish a prospective student's qualifications, academic background, course interests and professional goals. Student recruiting policies and standards and procedures for hiring and training university representatives are established centrally, but are implemented at the local level through a director of enrollment or marketing at each location.

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

     For its degree programs, the Company competes primarily at a local and regional level with other regionally accredited colleges and universities based on the quality of academic programs, the accessibility of programs and learning resources available to working adults, the cost of the program, the quality of instruction and the time necessary to earn a degree.

     In terms of non-degree programs offered by UOP, IPD and WIU, the Company competes with a variety of business and IT providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share, longer-term relationships with key vendors and, in some cases, more financial resources. There is no assurance that UOP, IPD and WIU will be able to gain market share in these more competitive non-degree markets to the same extent it has done with its degree programs.

     The College currently holds a dominant position in the Certified Financial Planning ("CFP") education field. Recently, however, competition is increasing slightly due to a higher number of schools registering CFP curriculum with the Certified Financial Planner Board of Standards, Inc. The College offers all of its programs using the flexibility of its distance education format while the majority of the other competing education programs target local markets using classroom based teaching formats.

     IPD faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of IPD's current competitors provide pre-packaged curriculum or turn-key programs. IPD client institutions, however, face competition from both private and public institutions offering degree and non-degree programs to working adults.

EMPLOYEES

     At September 30, 1998, the Company had the following numbers of employees:

                        Full-Time   Part-Time   Faculty      Total
                        ---------   ---------  ---------   ---------
     Apollo                 299           9          --         308<F1>
     UOP                  1,976          98       5,159<F2>   7,233
     IPD                    251          10          --<F3>     261
     The College             83           4          15<F4>     102
     WIU                     52          11         179<F2>     242
                         ------      ------      ------      ------
     Total                2,661         132       5,353       8,146
                         ======      ======      ======      ======
______________

<F1>  Consists primarily of employees in executive administration, information systems, corporate accounting, financial aid, and human resources.

<F2>  Consists primarily of part-time professional faculty contracted on a course-by-course basis.

<F3>  Faculty teaching IPD-assisted programs are employed by IPD client institutions.

<F4>  Consists primarily of faculty involved in curriculum development and the instructional design process.

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

ACCREDITATION

     UOP, WIU, the College, and the IPD client institutions are accredited by regional accrediting associations recognized by the DOE. Accreditation provides the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students; (2) the qualification to participate in Title IV Programs and (3) the qualification for authorization in certain states.

     UOP was granted accreditation by NCA in 1978. UOP's accreditation was reaffirmed in 1982, 1987, 1992 and 1997. The next focused evaluation visit is scheduled to begin in 1999, and the next NCA reaffirmation visit is scheduled to begin in 2002. IPD-assisted programs offered by the IPD client institutions are evaluated by the client institutions' respective regional accrediting associations either as part of a reaffirmation or focused evaluation visits. Current IPD client institutions are accredited by NCA, Middle States, New England or Southern regional accrediting associations.
The College's graduate degree program is accredited by NCA and the Accrediting Commission of the Distance Education and Training Council ("DETC"). NCA and DETC consented to the change of ownership resulting from the Company's acquisition of the assets and related operations of the College for Financial Planning and related divisions in September 1997. NCA began a scheduled focus-visit for the College in September 1998 which should be completed by the end of the first quarter of 1999. DETC plans to schedule a focus-visit for the College in 2000. WIU was accredited by NCA prior to the acquisition by the Company and the accreditation was reaffirmed in 1998. WIU's next NCA reaffirmation visit is scheduled to begin in 2005. The withdrawal of accreditation from UOP or certain IPD client institutions would have a material, adverse effect on the Company.

     All accrediting agencies recognized by the DOE are required to include certain aspects of Title IV Program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including UOP, WIU, and IPD client institutions, will be subject to a Title IV Program compliance review as part of accreditation visits.

     Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, for authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six regional accrediting associations, representatives of each region in which a regionally accredited institution operates participate in the evaluations for reaffirmation of accreditation. The achievement of UOP's and WIU's missions require them to employ academically qualified practitioner faculty that are able to integrate academic theory with current workplace practice. Because of UOP's and WIU's choice to utilize practitioner faculty, they have not sought business school program accreditation of the type found at many institutions whose primary missions are to serve the 18 to 24 year old student and to conduct research.

     UOP's Bachelor of Science in Nursing ("BSN") program received program accreditation from the National League for Nursing Accrediting Commission ("NLNAC") in 1989. The accreditation was reaffirmed in October 1995. The next NLNAC reaffirmation of the BSN program is scheduled for 2003. The Company believes that the BSN program accreditation is in good standing. The Master of Science in Nursing ("MSN") program earned NLNAC accreditation in 1996. The next NLNAC reaffirmation of the MSN program is scheduled for 2000.

     UOP's Community Counseling program (Master of Counseling in Community Counseling degree) received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995 and the next reaffirmation visit is scheduled for 2002.

     UOP received approval from the NCA to offer its first doctoral level program in 1998. The first students will be enrolled in the Doctor of Management degree beginning in 1999. The Doctor of Management degree will be offered via distance learning technology with annual two-week residencies in Phoenix throughout their program. The program will be limited to two groups of 30 new students each per year.

     The address and phone number for the accrediting bodies referred to herein are as follows:

     North Central Association of Colleges and Schools (NCA)
     Commission on Institutions of Higher Education
     30 North LaSalle Street, Suite 2400
     Chicago, Illinois  60602-2504
     (312) 263-0456

     National League for Nursing Accrediting Commission (NLNAC)
     61 Broadway, 33rd Floor
     New York, New York  10006
     (800) 669-9656

     American Counseling Association
     Council for Accreditation of Counseling and
     Related Educational Programs
     5999 Stevenson Avenue
     Alexandria, VA  22304
     (703) 823-9800

     Accrediting Commission of the Distance Education and Training Council 1601 18th Street, NW
     Washington, D.C. 20009-2529
     (202) 234-5100

FEDERAL FINANCIAL AID PROGRAMS

     Students at UOP, WIU and IPD client institutions may participate in Title IV Programs. The College does not participate in Title IV Programs because most of its students are enrolled in non-degree programs. UOP and WIU derive approximately 50% and 26% of their net revenues from students who participate in Title IV Programs, respectively. The IPD percentages are estimated to be similar to those at UOP. The respective IPD client institutions administer their own Title IV Programs. The Company's students are eligible to receive Title IV financial aid because: (i) UOP, WIU and IPD client institutions are accredited by an accrediting association recognized by the DOE; (ii) the DOE has certified UOP's, WIU's and IPD client institutions' Title IV Program eligibility and (iii) UOP, WIU and IPD client institutions have applicable state authorization to operate.

     The DOE has promulgated Regulations, the most recent of which became effective on July 1, 1998, that amend certain provisions of the Title IV Programs and the Regulations promulgated thereunder. Some of the more important provisions of the Regulations include the following:

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

     For undergraduate programs, an academic year must consist of at least 30 weeks of instruction or a minimum of 24 credit hours. Because the Regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations or preparation for examinations, an academic year would require a minimum of 360 hours (30 weeks times 12 hours per week). Most of the Company's degree programs meet this 360 hour minimum and, therefore, qualify for Title IV Program funds. The programs that do not qualify for Title IV Program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

Authorizations for New Locations --------------------------------------------

     UOP, WIU, the College and IPD client institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states, including California, require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution's accreditation and be approved by the appropriate state authorization agency. UOP, WIU, the College, and IPD client institutions are currently authorized to operate in all states in which they have physical locations. If UOP is unable to obtain authorization to operate in certain new states, it may have a material adverse effect on the Company's ability to expand UOP's business.

     In addition, NCA requires UOP and the College to obtain NCA's prior approval before they are permitted to expand into new states or foreign countries. NCA recently approved UOP's expansion into Oklahoma and British Columbia. If UOP is unable to obtain NCA's approval for any future geographic expansion, it may have a material, adverse effect on the Company's ability to expand UOP's business.

Restricted Cash -------------------------------------------------------------

     The DOE places certain restrictions on Title IV Program funds collected for unbilled tuition and funds transferred to the Company through electronic funds transfer. Under certain circumstances, an institution is required to submit an irrevocable letter of credit to the DOE in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. The Company has established letters of credit of $1.6 million for UOP and $44,000 for WIU.

Standards of Financial Responsibility ---------------------------------------

     Pursuant to the Regulations, which were revised effective July 1, 1998, all eligible higher education institutions must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution's fiscal year. The three tests are: primary reserve ratio (adjusted equity to total expenses), equity ratio (modified equity to modified assets), and net income ratio (income before taxes to total revenues). The tests provide a combined score which must then satisfy a composite score standard. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 1998, UOP's composite score was 3.0 and WIU's composite score was 2.8.

Branching and Classroom Locations -------------------------------------------

      The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which any student receives more than 50% of his or her instruction. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UOP and WIU. The DOE has in the past stated that it requires an official approval for each location prior to offering Title IV program funds. Currently UOP has several sites awaiting confirmation of DOE approval.

The "85/15 Rule" ------------------------------------------------------------

     A requirement of the HEA, commonly referred to as the "85/15 Rule," applies only to for-profit institutions of higher education, which includes UOP and WIU but not IPD client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV Programs if the amount of Title IV Program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceeds 85% of the institution's cash-basis revenues from eligible programs. UOP's and WIU's percentages were 58% and 27%, respectively, at August 31, 1998. UOP and WIU are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults -------------------------------------------------------

     Eligible institutions must maintain a student loan cohort default rate of less than 30% for fiscal year 1993 and 25% for fiscal year 1994 and all subsequent fiscal years. In 1996, the most recent DOE cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 9.6%. UOP and WIU students' cohort default rates for the Federal Family Education Loans for fiscal 1996 as reported by the DOE were 5.8% and 9.1%, respectively, and IPD client institution students' cohort default rates averaged 6.1% over that same period.

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

Eligibility and Certification Procedures ------------------------------------

     The HEA specifies the manner in which the DOE reviews institutions for eligibility and certification to participate in Title IV Programs. UOP's and WIU's eligibility to participate in Title IV Programs expires in September 1999 and December 1998, respectively. If the DOE does not renew UOP's eligibility, it would have a material adverse effect on the Company.

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

Title IV Program Reviews ----------------------------------------------------

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report has been received. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP is currently in the process of responding to these findings regarding compliance with requirements of the Title IV Programs. UOP's response to these issues is due in January 1999, and UOP will have its response prepared prior to the deadline. Subsequently, the Department will issue a final program review determination. It is uncertain when the final determination will be issued and what the results of the findings will be.

     Additionally, in January 1998 the Department of Education Office of the Inspector General ("OIG") began performing a routine audit of UOP. The auditors reviewed UOP's cash management policies. Although no draft report has been received from the OIG, the audit team indicated at the exit interview that it had no findings regarding cash management policies. The team did present questions regarding UOP's interpretation of the "12-hour rule", UOP's distance education programs and institutional refund obligations. As of this date, UOP has supplied the OIG with the information they have requested and is awaiting an initial draft report. Although the Company believes that the program review and OIG audit will be resolved without any material effect, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved.

     As previously disclosed, the Company assumed the Title IV liabilities of Western International University ("Western") which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. Although much of the fieldwork was completed in early 1996, the final audit results and the amount that the Company is responsible for has not been determined by the DOE at the current time. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates currently recorded. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, as applicable, to expense.

Restrictions on Distance Education Programs ---------------------------------

    The Regulations specify that an institution is not eligible to participate in Title IV Programs funding if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution's correspondence courses. Although UOP, IPD and WIU do not offer correspondence courses, the Regulations currently consider most distance education courses to be correspondence courses if the number of distance education courses exceeds 50% of the sum of courses offered in campus-based delivery systems and courses offered through distance education. UOP, IPD and WIU do not plan to exceed this 50% level and believe that this restriction will have no significant impact on their respective business strategies.

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

     In addition, certain states where the Company is presently licensed have requirements governing change of ownership or control. Currently, Arizona and California would require UOP and WIU, as applicable, to be reauthorized upon a 20% and 25% change of ownership or control of the Company, respectively. These states require a new application to be filed for state licensing if such a change of ownership or control occurs. Washington has a similar reauthorization requirement triggered by a change of ownership, but provides that a temporary certificate of authorization may be issued pending the reauthorization process.

     Moreover, the Company is required to report any change in stock ownership of UOP, the College, WIU or Apollo to NCA. At that time, NCA may seek to evaluate the effect of such a change of stock ownership on the continuing operations of UOP, the College and WIU.

     If UOP is not recertified by the DOE, or does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material, adverse effect on the Company.

STATE AUTHORIZATION

     UOP currently is authorized to operate in 14 states, Puerto Rico and British Columbia. UOP has held these authorizations for periods ranging from less than one year to twenty years. UOP's NCA accreditation is accepted as evidence of compliance with applicable state regulations in Arizona, Colorado, Louisiana, Michigan, New Mexico, Nevada, Oklahoma, and Utah.
Hawaii does not have authorization provisions for regionally accredited degree-granting institutions.

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

     UOP received a license to operate in Florida in April 1997. In August 1997, UOP received NCA approval to operate in Washington and Oregon and subsequently, has opened campuses in these states. The NCA approved UOP's expansion into British Columbia and Oklahoma in June 1998, and UOP is currently establishing campuses in these locations. UOP is registered with British Columbia's Private Post-Secondary Education Commission and will pursue accreditation through the province of British Columbia after the required one year period of operation. Maryland has also approved UOP's request to establish a new campus, and UOP is currently seeking expansion approval into Maryland from NCA.

     IPD client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. The College is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide. WIU is currently authorized to operate in Arizona and London, England.

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

TAX REFORM ACT OF 1997

     In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Act also provides for the deduction of interest from gross income on education loans and limited educational IRA's for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for the 1998 calendar year, and it is unclear at this time the effect that these additional tax benefits will have on future enrollments.

EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. Although the EAP provision of the Code expired in June 1997, the Tax Reform Act of 1997, which was signed into law in August 1997, extended the EAP until June 2000. The EAP provision does not apply to graduate level programs beginning after June 30, 1996. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming students with access to employer tuition reimbursement was 56% in 1998.

LOCATIONS

     UOP currently has campuses and learning centers located throughout 13 states and Puerto Rico. Following is a list of UOP main campuses and learning centers as of September 30, 1998, with the year the campus was first opened and degree enrollments as of August 31, 1998:

                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/98
-----------------------------------------------------------------------------
ARIZONA              Phoenix Campus                         1978      6,096
                       Mesa
                       Northwest Phoenix
                       Scottsdale
                       Southbank
                       Tempe*
                     Tucson Campus                          1983      2,641
                       Fort Huachuca
CALIFORNIA           Orange County (Fountain Valley Campus) 1981      8,298
                       Diamond Bar
                       Edwards Air Force Base
                       Pasadena
                       Ontario
                       Gardena
                       Oxnard*
                       La Mirada
                       Woodland Hills
                     San Jose Campus                        1980      5,140
                       San Francisco
                       Pleasanton/San Ramon
                       Fresno
                       Walnut Creek
                       Bakersfield*
                       Novato*
                     San Diego Campus                       1989      3,047
                       Vista
                       Chula Vista
                       32nd St. Naval Station
                       Rancho Bernardo
                     Sacramento Campus                      1993      2,400
                       Fairfield
                       Stockton
                       Beale Air Force Base*
                       Roseville*
COLORADO             Denver Campus                          1982      4,016
                       Aurora
                       Colorado Springs
                       Northglenn
FLORIDA              Maitland (Orlando Campus)              1996      1,220
                       Orlando*
                     Tampa Campus*                          1998        463
                     Jacksonville Campus*                   1998        301
HAWAII               Honolulu Campus                        1993        965
                       Mililani*
LOUISIANA            New Orleans Campus                     1996      1,040


                                                            Fiscal   Enroll-
                                                             Year    ment at
UOP Main Campuses and Respective Learning Centers           Opened   8/31/98
-----------------------------------------------------------------------------

MICHIGAN             Detroit Campus                         1996      2,308
                       Livonia
NEVADA               Las Vegas Campus                       1994      1,597
                       Nellis Air Force Base
                       Henderson
                       Southwest Las Vegas
                       Reno*
NEW MEXICO           Albuquerque Campus                     1985      2,662
                       Kirtland Air Force Base
                       Santa Fe
                       Santa Teresa/Las Cruces
                       Las Alamos
                       Carlsbad**
OKLAHOMA             Oklahoma City Campus**                 1999          -
OREGON               Portland Campus*                       1998        577
                       Hillsboro**
UTAH                 Salt Lake City Campus                  1984      1,936
                       Ogden
                       Provo
                       Salt Lake City*
WASHINGTON           Seattle Campus*                        1998        647
PUERTO RICO          Guaynabo Campus                        1980      1,383
                       Mayaguez
DISTANCE EDUCATION   Online, San Francisco, CA<F1>          1989      4,456
                     Center for Distance Education,         1989      2,056
                       Phoenix, AZ<F2>
                                                                     ------
TOTAL UOP ENROLLMENT AT AUGUST 31, 1998                              53,249
                                                                     ======

<F1>  Programs are offered throughout the United States and internationally.

<F2>  Programs are offered in various states throughout the United States.

*  Opened in 1998.
** Opened between September 1 and September 30, 1998.

     IPD has 21 institutional contracts at August 31, 1998. IPD-assisted programs are currently offered at 43 campuses and learning centers in Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and Wisconsin.

     The College operations are located in Denver, Colorado.

     WIU currently has three campuses and learning centers located in Phoenix and Fort Huachuca, Arizona and London, England.

Item 2 -- Properties

     The Company leases all of its administrative and educational facilities. In some cases, classes are held in the facilities of the students' employers at no charge to the Company. Leases generally range from five to seven years; however, the Company attempts to secure longer leases if it is advantageous to do so. The Company also leases space from time-to-time on a short-term basis in order to provide specific courses or programs. The table below sets forth certain information as of August 31, 1998, with respect to properties leased by the Company in excess of 15,000 square feet:

         LOCATION (CITY/STATE)                        SQUARE FEET
         ----------------------                      -------------
         Phoenix, AZ                                    151,391
         Fountain Valley, CA                             67,062
         Tucson, AZ                                      49,469
         Denver, CO                                      47,395
         Tempe, AZ                                       41,664
         Phoenix, AZ                                     39,950
         Gardena, CA                                     39,364
         Phoenix, AZ                                     38,086
         San Jose, CA                                    37,876
         San Diego, CA                                   33,097
         Englewood, CO                                   32,000
         Marietta, GA                                    31,274
         San Francisco, CA                               30,889
         Murray, UT                                      30,000
         Sacramento, CA                                  28,164
         Woodland Hills, CA                              27,424
         Southfield, MI                                  25,558
         Mesa, AZ                                        23,914
         Tempe, AZ                                       23,486
         Albuquerque, NM                                 23,400
         Ontario, CA                                     22,250
         Honolulu, HI                                    21,279
         Overland Park, KS                               21,210
         San Francisco, CA                               20,324
         Colorado Springs, CO                            20,138
         Jacksonville, FL                                20,000
         Tampa, FL                                       19,835
         Englewood, CO                                   19,491
         Westminster, CO                                 19,049
         Orlando, FL                                     18,944
         Las Vegas, NV                                   18,849
         Provo, UT                                       18,585
         Pleasanton, CA                                  18,560
         Bellevue, WA                                    16,814
         Aurora, CO                                      16,807
         Roseville, CA                                   16,763
         Guaynabo, Puerto Rico                           16,000
         Scottsdale, AZ                                  15,457
         Walnut Creek, CA                                15,445
         Diamond Bar, CA                                 15,280
         Quincy, MA                                      15,000

     The lease on the Company's corporate headquarters, which includes the
UOP Phoenix Main Campus, expires on August 31, 2003.   The Company purchased
approximately 19 acres of land in 1997 and 1996 for the possible relocation and/or expansion of its corporate headquarters at the expiration of the lease term.


Item 3 -- Legal Proceedings

     The Company is not involved in any legal proceedings which it believes would have a material effect on the Company's financial position or operating results.



Item 4 -- Submission of Matters to a Vote of Security Holders

     None

PART II
Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters

     There is no established public trading market for the Company's Class B Common Stock, and all shares of the Company's Class B Common Stock are beneficially owned by the Company's executive officers. The Company's Class A Common Stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "APOL". The holders of the Company's Class A Common Stock are not entitled to any voting rights. The table below sets forth the high and low bid prices, adjusted for a 3-for-2 stock split effected in the form of a stock dividend in April 1998, for the Company's Class A Common Stock as reported by Nasdaq.

                                           High          Low
                                          ------        ------
       Fiscal 1997
       ---------------------
       First quarter                      $21.67        $14.83
       Second quarter                      25.50         16.67
       Third quarter                       24.50         15.33
       Fourth quarter                      27.33         21.33

       Fiscal 1998
       ---------------------
       First quarter                      $32.58        $22.42
       Second quarter                      32.75         25.92
       Third quarter                       35.92         28.04
       Fourth quarter                      43.25         29.25


     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At September 30, 1998, there were approximately 185 and 4 holders of record of shares of Class A and Class B Common Stock, respectively. The Company estimates that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 12,500 total holders of its Class A Common Stock.

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

Item 6 -- Selected Consolidated Financial Data

     The following selected financial and operating data is qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 7 and 8 of this Form 10-K. The Consolidated Statement of Operations for each of the three years in the period ended August 31, 1998 and the Consolidated Balance Sheet as of August 31, 1998 and 1997, and the report of independent accountants thereon are included in Item 8 of this Form 10-K. Diluted net income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits.

                                                       Year Ended August 31,
                                       ----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       --------   --------   --------   --------   --------
                                             (In thousands, except per share amounts)
Income Statement Data:
Revenues:
 Tuition and other, net                $384,877   $279,195   $211,247   $161,013   $124,440
 Interest income                          6,205      4,341      3,028      2,416        280
                                       --------   --------   --------   --------   --------
 Total net revenues                     391,082    283,536    214,275    163,429    124,720
                                       --------   --------   --------   --------   --------
Costs and expenses:
 Instruction costs and services         232,592    167,720    130,039    102,122     81,313
 Selling and promotional                 49,035     35,187     27,896     21,016     17,918
 General and administrative              33,183     25,648     21,343     18,462     17,194
                                       --------   --------   --------   --------   --------
 Total costs and expenses               314,810    228,555    179,278    141,600    116,425
                                       --------   --------   --------   --------   --------
Income before income taxes               76,272     54,981     34,997     21,829      8,295
Provision for income taxes               29,975     21,602     13,605      9,229      3,383
                                       --------   --------   --------   --------   --------
Net income                             $ 46,297   $ 33,379   $ 21,392   $ 12,600   $  4,912
                                       ========   ========   ========   ========   ========

Diluted net income per share           $    .59   $    .43   $    .28   $    .18   $    .10
Diluted weighted average shares
  outstanding                            79,086     77,726     76,763     68,872     50,524
_______________

                                                           August 31,
                                       ---------------------------------------------------
                                         1998       1997       1996       1995      1994
                                       --------   --------   --------   --------  --------
                                                      (Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents and
  restricted cash                      $ 75,039   $ 78,855   $ 63,267   $ 62,601  $ 12,816
Marketable securities                    45,467     41,429     13,273
                                       --------   --------   --------   --------  --------
Total cash and marketable securities   $120,506   $120,284   $ 76,540   $ 62,601  $ 12,816
                                       ========   ========   ========   ========  ========

Total assets                           $305,160   $194,910   $137,850   $102,132  $ 43,638
                                       ========   ========   ========   ========  ========

Current liabilities                    $ 95,574   $ 67,394   $ 54,804   $ 45,065  $ 34,890
Long-term liabilities                     9,778      3,199      2,432      1,715     1,347
Shareholders' equity                    199,808    124,317     80,614     55,352     7,401
                                       --------   --------   --------   --------  --------
Total liabilities and
  shareholders' equity                 $305,160   $194,910   $137,850   $102,132  $ 43,638
                                       ========   ========   ========   ========  ========
Operating Statistics:
Degree Enrollments at end of period<F1>  71,400     56,200     46,900     36,800    30,200
Number of locations at end
  of period<F2>                             114         96         85         68        60

_______________

<F1>  Enrollments are defined as students in attendance in a degree program at the end of a period. Average degree enrollments represent the average of the ending degree enrollments for each month in the period. Average degree enrollments were 64,100, 50,500, 41,500, 34,000, and 27,500 for the years ended 1998, 1997, 1996, 1995, and 1994, respectively.

<F2>  Includes UOP and WIU campuses and learning centers, IPD client institutions and the College. At September 30, 1998, there were 117 campuses and learning centers.


     The Company did not pay any cash dividends on its Common Stock during any of the periods set forth in the table above.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future plans, expectations, events or performances that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

BACKGROUND AND OVERVIEW

     The Company's revenues, net of student discounts, have increased to $391.1 million in 1998 from $124.7 million in 1994. Average annual degree seeking student enrollments have increased to 64,100 students in 1998 from approximately 27,500 in 1994. Net income has increased to $46.3 million in 1998 from $4.9 million in 1994. At August 31, 1998, 71,400 degree seeking students were enrolled in UOP, WIU, the College and IPD-assisted programs at IPD client institutions.

     From September 1994 through August 1998, UOP opened 40 campuses and learning centers and IPD established operations at 17 campuses and learning centers with its client institutions. Start-up costs for UOP campuses in new markets average $700,000 to $900,000 per site. These start-up costs are incurred over an 18 to 21 month period, at which time the enrollments at these new campuses average 200 to 300 students. Costs for establishing a learning center in a market currently served by UOP are expected to average $150,000. Start-up costs for IPD contract sites average from $400,000 to $500,000 per site over an 18 to 21 month period, and consist primarily of administrative salaries, marketing and advertising. Start-up costs are expensed as incurred.

     Approximately 91% of the Company's net revenues in 1998 consist of tuition revenues. The Company's net revenues also include sales of textbooks, computers and other education-related products, application fees, other student fees, interest and other income. The Company's net revenues vary from period to period based on several factors that include: (1) the aggregate number of students attending classes; (2) the number of classes held during the period and (3) the weighted average tuition price per credit hour (weighted by program and location). UOP tuition revenues currently represent approximately 87% of consolidated tuition revenues. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in IPD assisted programs at IPD client institutions. IPD's contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     Instruction costs and services at UOP, WIU and the College consist primarily of costs related to the delivery and administration of the Company's educational programs that include faculty compensation, administrative salaries for departments that provide service directly to the students, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense and depreciation and amortization of property and equipment. UOP and WIU faculty members are contracted with and paid for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students' employers at no charge to the Company. Instruction costs and services at IPD consist primarily of program administration, student services and classroom lease expense. Most of the other instruction costs for IPD-assisted programs, including faculty, financial aid processing and other administrative salaries, are the responsibility of the IPD client institutions.

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

     In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The adjusted purchase price consisted of $19.4 million in cash, $15.9 million in stock and the assumption of approximately $11.4 million in liabilities. The excess of cost over the fair value of assets purchased of $40.0 million is being amortized over 35 years.

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data of the Company expressed as a percentage of net revenues for the periods indicated:

                                                  Year Ended August 31,
                                               ---------------------------
                                                1998       1997      1996
                                               -------   -------   -------

Revenues:
 Tuition and other, net                           98.4%     98.5%     98.6%
 Interest income                                   1.6       1.5       1.4
                                               -------   -------   -------
 Total net revenues                              100.0     100.0     100.0
                                               -------   -------   -------
Costs and expenses:
 Instruction costs and services                   59.5      59.1      60.7
 Selling and promotional                          12.5      12.4      13.0
 General and administrative                        8.5       9.1      10.0
                                               -------   -------   -------
 Total costs and expenses                         80.5      80.6      83.7
                                               -------   -------   -------
Income before income taxes                        19.5      19.4      16.3
Less provision for income taxes                    7.7       7.6       6.3
                                               -------   -------   -------
Net income                                        11.8%     11.8%     10.0%
                                               =======   =======   =======

Year Ended August 31, 1998 Compared with the Year Ended August 31, 1997 -----

     Net revenues increased by 37.9% to $391.1 million in 1998 from $283.5 million in 1997 due primarily to a 26.9% increase in average degree student enrollments, tuition price increases averaging four to five percent (depending on the geographic area and program), a higher concentration of enrollments at locations that charge a higher rate per credit hour and net revenues from the College. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1997 to 1998.

     Tuition and other net revenues for the year ended August 31, 1998 and 1997 consists primarily of $334.2 million and $244.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $23.1 million and $13.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 64,100 in 1998 from approximately 50,500 in 1997.

     Interest income increased to $6.2 million in 1998 from $4.3 million in 1997 due to the increase in cash and investments during the year.

     Instruction costs and services increased by 38.7% to $232.6 million in 1998 from $167.7 million in 1997 due primarily to the direct costs necessary to support the increase in average degree student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location and added expenses related to the College. These costs as a percentage of net revenues increased to 59.5% in 1998 from 59.1% in 1997 due primarily to the increase in the number of new locations.

     Selling and promotional expenses increased by 39.4% to $49.0 million in 1998 from $35.2 million in 1997 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to newly opened campuses and learning centers, and expenses related to the College. These expenses as a percentage of net revenues increased to 12.5% in 1998 from 12.4% in 1997 due to an increase in the number of campuses opened in new markets in the last two years and an increase in the number of marketing and enrollment staff, partially offset by the ability to increase enrollments and open new learning centers in existing markets with a proportionally lower increase in selling and promotional expenses. As the Company expands into new markets, it may not be able to leverage its selling and promotional expenses to the same extent.

     General and administrative expenses increased by 29.4% to $33.2 million in 1998 from $25.6 million in 1997 due primarily to costs required to support the increased number of campuses and learning centers, costs associated with the implementation of new information systems and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 8.5% in 1998 from 9.1% in 1997 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $7.2 million and $3.6 million in 1998 and 1997, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was $119,000 and $167,000 in 1998 and 1997, respectively.

     The Company's effective tax rate was 39.3% in both 1998 and 1997.

     Net income increased to $46.3 million in 1998 from $33.4 million in 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of general and administrative costs.

Year Ended August 31, 1997 Compared with the Year Ended August 31, 1996 -----

     Net revenues increased by 32.3% to $283.5 million in 1997 from $214.3 million in 1996 due primarily to a 21.7% increase in average degree student enrollments and tuition price increases averaging four to six percent, depending on the geographic area and program. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average student enrollments from 1996 to 1997. Average degree student enrollments increased to approximately 50,500 in 1997 from 41,500 in 1996.

     Interest income increased to $4.3 million in 1997 from $3.0 million in 1996 due to the increase in cash and investments during the year.

     Instruction costs and services increased by 29.0% to $167.7 million in 1997 from $130.0 million in 1996 due primarily to the direct costs necessary to support the increase in average degree student enrollments. These costs as a percentage of net revenues decreased to 59.1% in 1997 from 60.7% in 1996 due to greater net revenues being spread over the fixed costs related to centralized student services.

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

     Costs related to the start-up of new campuses and learning centers totaled approximately $3.6 million in 1997 and 1996.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth selected unaudited quarterly financial information for each of the Company's last eight quarters. The Company believes that this information includes all normal recurring adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the consolidated financial statements included in Item 8 of this Form 10-K. Certain expenses in the first two quarters of 1998 were reclassified between the General and Administrative and the Instructional Costs and Services categories from the amounts originally reported. The operating results for any quarter are not necessarily indicative of the results for any future period. Diluted net income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits.

                                                                   Quarter Ended
                                 -------------------------------------------------------------------------------
                                               FY 1998                                    FY 1997
                                 -------------------------------------      ------------------------------------
                                 Aug. 31,  May 31,  Feb. 28,   Nov 30,      Aug. 31,  May 31,  Feb. 28,  Nov. 30,
                                   1998      1998     1998      1997          1997     1997     1997      1996
                                 -------   -------  -------   -------       -------   -------  -------   -------
                                                    (In thousands, except per share amounts)
Revenues:
 Tuition and other, net         $106,723  $105,201  $85,078   $87,875       $75,773   $76,633  $60,696   $66,093
 Interest income                   1,912     1,582    1,386     1,325         1,286     1,209      956       890
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total net revenues              108,635   106,783   86,464    89,200        77,059    77,842   61,652    66,983
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services   64,096    61,093   54,780    52,623        46,451    43,572   38,089    39,608
 Selling and promotional          16,195    11,504   10,770    10,566         9,724     8,492    8,492     8,479
 General and administrative        8,142     8,479    8,116     8,446         5,792     6,522    6,586     6,748
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses         88,433    81,076   73,666    71,635        61,967    58,586   53,167    54,835
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes        20,202    25,707   12,798    17,565        15,092    19,256    8,485    12,148
Provision for income taxes         7,766    10,185    5,068     6,956         5,648     7,702    3,393     4,859
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                       $12,436   $15,522  $ 7,730   $10,609       $ 9,444   $11,554  $ 5,092   $ 7,289
                                 =======   =======  =======   =======       =======   =======  =======   =======

Diluted net income per share     $   .16   $   .20  $   .10   $   .13       $   .12   $   .15  $   .07   $   .09
                                 =======   =======  =======   =======       =======   =======  =======   =======
Diluted weighted average shares
  outstanding                     79,372    79,250   79,035    78,689        78,050    77,733   77,707    77,414
                                 =======   =======  =======   =======       =======   =======  =======   =======

As a percentage of net revenues:
Revenues:
 Tuition and other, net             98.2%    98.5%    98.4%     98.5%         98.3%     98.4%    98.4%     98.7%
 Interest income                     1.8      1.5      1.6       1.5           1.7       1.6      1.6       1.3
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total net revenues                100.0    100.0    100.0     100.0         100.0     100.0    100.0     100.0
                                 -------   -------  -------   -------       -------   -------  -------   -------
Costs and expenses:
 Instruction costs and services     59.0     57.2     63.3      59.0          60.3      56.0     61.8      59.1
 Selling and promotional            14.9     10.8     12.5      11.9          12.6      10.9     13.7      12.7
 General and administrative          7.5      7.9      9.4       9.4           7.5       8.4     10.7      10.1
                                 -------   -------  -------   -------       -------   -------  -------   -------
 Total costs and expenses           81.4     75.9     85.2      80.3          80.4      75.3     86.2      81.9
                                 -------   -------  -------   -------       -------   -------  -------   -------
Income before income taxes          18.6     24.1     14.8      19.7          19.6      24.7     13.8      18.1
Provision for income taxes           7.2      9.6      5.9       7.8           7.3       9.9      5.5       7.2
                                 -------   -------  -------   -------       -------   -------  -------   -------
Net income                          11.4%    14.5%     8.9%     11.9%         12.3%     14.8%     8.3%     10.9%
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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $49.7 million in 1998 from $41.5 million in 1997. This increase resulted primarily from increased net income, increased non-cash charges for depreciation, amortization and bad debt expense, and increases in accounts payable and accrued expenses as a result of the general growth in operations offset by an increase in accounts receivable. The increase in accounts receivable was primarily attributable to the general growth in operations as well as the implementation in the fourth quarter of new financial aid processing software. Although the Company believes that the new software will ultimately result in processing efficiencies and faster collections, delays in processing were experienced during the transition and training period.
The Company expects its accounts receivable balance to return to more normalized levels by mid-1999. Bad debt expense as a percent of net revenues was less than 2% in 1998 and 1997.

     Capital expenditures increased to $30.9 million in 1998 from $12.7 million in 1997 primarily due to the implementation of a new financial aid software package, the installation of computer labs related to the expansion of Information Technology programs, an increase in leasehold improvements at new locations and to support an increase in the number of overall locations. Total purchases of property and equipment for the year ended August 31, 1999 are expected to range from $26.0 to $28.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, hardware and software related to the Company's planned conversion to a new human resource system and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. During 1998, the Company used $19.4 million of cash for its acquisition of the assets and related business operations of the College for Financial Planning and $10.8 million for its investment in a joint venture.

     Start-up costs are expected to range from $8.0 to $10.0 million in 1999, as compared to $7.2 million in 1998, due to recent and planned expansion into new geographic markets.

     In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At August 31, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime. At August 31, 1998, availability under the line of credit was reduced by outstanding letters of credit of $1.6 million. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in February 2000.

     The Company currently leases all of its educational and administrative facilities. The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, was renewed in December 1995 for a five year term. The Company is currently considering various options for expansion of its corporate headquarters and Phoenix Main Campus.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of August 31, 1998, the Company had approximately $22.7 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60-75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     The Title IV Regulations, as revised effective July 1, 1998, require all higher education institutions to meet a minimum composite score to be deemed financially responsible by the DOE. If the minimum composite score of 1.0 is not met, an institution would fall under alternative standards and may lose its eligibility to participate in Title IV Programs. As of August 31, 1998, UOP's composite score was 3.0 and WIU's composite score was 2.8. These requirements apply separately to UOP and WIU and to each of the respective IPD client institutions, but not to the Company on a consolidated basis.

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report has been received. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP is currently in the process of responding to these findings regarding compliance with requirements of the Title IV Programs. UOP's response to these issues is due in January 1999, and UOP will have its response prepared prior to the deadline. Subsequently, the Department will issue a final program review determination. It is uncertain when the final determination will be issued and what the results of the findings will be.

     Additionally, in January 1998 the Department of Education Office of the Inspector General ("OIG") began performing a routine audit of UOP. The auditors reviewed UOP's cash management policies. Although no draft report has been received from the OIG, the audit team indicated at the exit interview that it had no findings regarding cash management policies. The team did present questions regarding UOP's interpretation of the "12-hour rule", UOP's distance education programs and institutional refund obligations. As of this date, UOP has supplied the OIG with the information they have requested and is awaiting an initial draft report. Although the Company believes that the program review and OIG audit will be resolved without any material effect, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved.

     As previously disclosed, the Company assumed the Title IV liabilities of Western International University ("Western") which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. Although much of the fieldwork was completed in early 1996, the final audit results and the amount that the Company is responsible for has not been determined by the DOE at the current time. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates currently recorded. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, as applicable, to expense.

     As previously disclosed, the Company began offering an alternative student loan program on a test basis at several of its campuses in March 1997. In May 1998, this pilot program was discontinued. The loans currently outstanding will continue to be serviced by the commercial lender that offered the program under the original terms and conditions. Loans for students that did not meet certain credit requirements were guaranteed by the Company, subject to certain limitations. At August 31, 1998, the Company had guaranteed approximately $2.5 million of outstanding loan balances under this program. To date, there have been no material defaults by students whose loans are guaranteed by the Company.

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. As of October 16, 1998, the Company had repurchased approximately 295,000 shares at a total cost of approximately $7.0 million.

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some computer programs, hardware ("IT") and non-information technology systems ("non-IT") could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions or disruptions.

     The Company is currently in the assessment phase of evaluating its core business information systems for Year 2000 readiness and is extending that review to include a wide variety of other IT and non-IT systems. As a result of hardware and software upgrades and computer system purchases over the past few years, many of the Company's computer systems should not have a Year 2000 problem or have been warranted to be Year 2000 compliant by third-party vendors. The Company is continuing the process of updating much of its existing software for Year 2000 compliance by acquiring new and upgraded third party software packages to replace existing software and modifying existing internally developed software. In no case is a system being replaced solely because of Year 2000 issues, although in some cases, the timing of system replacements is being accelerated. Sufficient testing of the Company's IT systems has not been completed to fully validate readiness.

Additional testing is planned during 1999 to reasonably ensure Year 2000 compliance. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific IT projects have been deferred as a result of its Year 2000 efforts. The Company's non-IT compliance is focused primarily in the area of facilities leased by the Company. The Company is working with its lessors to ensure compliance on these non-IT systems.

     The Company has begun to assess the readiness of its significant suppliers, business partners, banking agencies and governmental agencies to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company's operations and liquidity largely depend upon the student funding provided by Title IV Programs for its students. Processing of applications for this funding is handled by the U.S. Department of Education's computers systems. The U.S. Department of Education has stated that its systems will be Year 2000 compliant in early calendar year 1999 and that various schools will be able to run tests of the remediated systems during the first half of calendar year 1999; however, the Company is unable to independently assess the U.S. Department of Education's progress to date and no test dates have been announced yet. Similarly, UOP, IPD, WIU, the College and IPD client institutions are licensed by one or more agencies in the states in which they are based and are accredited by accrediting bodies that are recognized by the U.S. Department of Education. Any prolonged interruption would have a material adverse impact upon the education industry and, accordingly, upon the Company's business, results of operations, liquidity and financial condition. The Company is in the process of developing an appropriate contingency plan in the event that a significant exposure is identified relative to the dependencies on third-party systems.

     The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be that the Company or the third parties with whom it has relationships would cease or not successfully complete their Year 2000 remediation efforts. If this were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its results of operations. The Company could be materially impacted by widespread economic or financial market disruption or by year 2000 computer system failures at the U.S. Department of Education. The Company has not at this time established a formal Year 2000 contingency plan but will consider and, if necessary, address doing so as part of its Year 2000 activities.

     Although the Company is unable at this time to assess the possible impact on its results of operations, liquidity or financial condition of any Year 2000 related disruptions to its business caused by the malfunctioning of any IT or non-IT systems and products that it uses or that third parties with which it has material relationships use, management does not believe at the current time that the cost of remediating the Company's internal Year 2000 problems will have a material adverse impact upon its business, results of operations, liquidity or financial condition.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

Item 7a -- Quantitative and Qualitative Disclosures about Market Risk

     The Company's portfolio of marketable securities includes numerous issuers, varying types of securities and maturities. The Company intends to hold these securities to maturity. The fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. The Company does not hold or issue derivative financial instruments.

Item 8 -- Financial Statements and Supplementary Data


	INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

	Page
	----

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . .  47

Consolidated Statement of Operations. . . . . . . . . . . . . . . . . . .  48

Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . .  49

Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . . 50

Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . . . . .  51

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .  52

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Apollo Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apollo Group, Inc. and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Apollo Group, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Phoenix, Arizona
October 19, 1998

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                Year Ended August 31,
                                           -------------------------------
                                             1998        1997       1996
                                           ---------  ---------  ---------

Revenues:
 Tuition and other, net                     $384,877   $279,195   $211,247
 Interest income                               6,205      4,341      3,028
                                            --------   --------   --------
 Total net revenues                          391,082    283,536    214,275
                                            --------   --------   --------
Costs and expenses:
 Instruction costs and services              232,592    167,720    130,039
 Selling and promotional                      49,035     35,187     27,896
 General and administrative                   33,183     25,648     21,343
                                            --------   --------   --------
 Total costs and expenses                    314,810    228,555    179,278
                                            --------   --------   --------
Income before income taxes                    76,272     54,981     34,997
Provision for income taxes                    29,975     21,602     13,605
                                            --------   --------   --------
Net income                                  $ 46,297   $ 33,379   $ 21,392
                                            ========   ========   ========
Basic net income per share                  $    .60   $    .44   $    .29
                                            ========   ========   ========
Diluted net income per share                $    .59   $    .43   $    .28
                                            ========   ========   ========

Basic weighted average shares outstanding     77,245     75,625     74,721

Diluted weighted average shares outstanding   79,086     77,726     76,763

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                         August 31,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
Assets:
Current assets-
Cash and cash equivalents                                         $ 52,326       $ 58,928
Restricted cash                                                     22,713         19,927
Marketable securities                                               27,538         27,182
Receivables, net                                                    61,282         32,040
Deferred tax assets, net                                             6,203          2,873
Other current assets                                                 3,945          2,853
                                                                  --------       --------
Total current assets                                               174,007        143,803
Property and equipment, net                                         46,618         25,251
Marketable securities                                               17,929         14,247
Investment in joint venture                                         10,807
Cost in excess of fair value of assets purchased, net               41,398          2,283
Other assets                                                        14,401          9,326
                                                                  --------       --------
Total assets                                                      $305,160       $194,910
                                                                  ========       ========
Liabilities and Shareholders' Equity:
Current liabilities-
Current portion of long-term liabilities                          $    333       $    295
Accounts payable                                                     9,684          7,714
Accrued liabilities                                                 21,311         11,449
Income taxes payable                                                 1,007            253
Student deposits and current portion of deferred revenue            63,239         47,683
                                                                  --------       --------
Total current liabilities                                           95,574         67,394
                                                                  --------       --------
Deferred tuition revenue, less current portion                       4,592             --
                                                                  --------       --------
Long-term liabilities, less current portion                          3,750          2,494
                                                                  --------       --------
Deferred tax liabilities, net                                        1,436            705
                                                                  --------       --------
Commitments and contingencies                                           --             --
                                                                  --------       --------
Shareholders' equity-
Preferred stock, no par value, 1,000,000 shares authorized;
  none issued                                                           --             --
Class A nonvoting common stock, no par value, 400,000,000
  shares authorized; 77,112,000 and 75,614,000 issued and
  outstanding at August 31, 1998 and 1997, respectively                101             66
Class B voting common stock, no par value, 3,000,000
  shares authorized; 512,000 and 548,000 issued and outstanding at
  August 31, 1998 and 1997, respectively                                 1              1
Additional paid-in capital                                          80,677         51,521
Retained earnings                                                  119,029         72,729
                                                                  --------       --------
Total shareholders' equity                                         199,808        124,317
                                                                  --------       --------
Total liabilities and shareholders' equity                        $305,160       $194,910
                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                 (In thousands)

                                           Common Stock
                                -------------------------------------
                                    Class A             Class B
                                   Nonvoting             Voting
                                -----------------  ------------------   Additional               Total
                                          Stated              Stated     Paid-In    Retained  Shareholders'
                                Shares    Value     Shares    Value      Capital    Earnings     Equity
                                -------  --------  --------  --------   ----------  --------- -------------
Balance at August 31, 1995      14,136   $     18       576  $      1   $   37,378  $  17,955  $     55,352
Stock issued under stock
  purchase plan                     84                                         912                      912
Stock issued under stock
  option plans                     315                                         373                      373
3-for-2 stock split, Sep 95      7,356         10                             (10)                       --
3-for-2 stock split, Feb 96     11,034         15                             (15)                       --
3-for-2 stock split, May 96     16,551         22                             (22)                       --
Tax benefits of stock options
  exercised                                                                  2,585                    2,585
Net income                                                                             21,392        21,392
                                -------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1996      49,476         65       576         1       41,201     39,347        80,614
Stock issued under stock
  purchase plan                     80                                       1,834                    1,834
Stock issued under stock
  option plans                     643          1                              978                      979
Exchange Class A shares for
  Class B shares                    28                 (28)                                              --
Tax benefits of stock options
  exercised                                                                  7,508                    7,508
Currency translation gain                                                                   3             3
Net income                                                                             33,379        33,379
                               --------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1997      50,227         66      548          1       51,521     72,729       124,317
Stock issued for College
  acquisition                      445                                      15,944                   15,944
Stock issued under stock
  purchase plan                     75                                       2,457                    2,457
Stock issued under stock
  option plans                     475          1                            3,542                    3,543
Exchange Class A shares for
  Class B shares                    36                 (36)                                              --
Tax benefits of stock options
  exercised                                                                  7,249                    7,249
3-for-2 stock split, April 98   25,854         34                              (34)                      --
Fractional shares paid out                                                      (2)                      (2)
Currency translation gain                                                                   3             3
Net income                                                                             46,297        46,297
                               --------  --------  --------  --------   ----------  ---------  ------------
Balance at August 31, 1998      77,112   $    101      512   $      1   $   80,677  $ 119,029  $    199,808
                               ========  ========  ========  ========   ==========  =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                    Year Ended August 31,
                                              ------------------------------
                                                1998       1997       1996
                                              --------   --------   --------
Cash flows from operating activities:
  Net income                                  $ 46,297   $ 33,379   $ 21,392
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization              12,786      8,291      6,093
     Provision for uncollectible accounts        5,479      2,523      1,704
     Deferred income taxes                      (2,599)       145       (475)
     Decrease (increase) in assets:
      Restricted cash                           (2,786)    (8,642)       590
      Receivables, net                         (29,733)    (8,578)   (11,621)
      Other assets                              (2,491)       970       (350)
     Increase in liabilities:
      Accounts payable and accrued liabilities   9,542        488      1,371
      Student deposits and deferred revenue     12,955     11,947      6,454
      Other liabilities                            192        927         91
                                              --------   --------   --------
Net cash provided by operating activities       49,642     41,450     25,249
                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of marketable securities            (43,277)   (51,634)   (18,636)
  Maturities of marketable securities           38,556     22,983      5,363
  Purchase of other assets                      (3,685)    (3,427)    (4,131)
  Investment in joint venture                  (10,807)
  Net additions to property and equipment      (30,855)   (12,699)    (9,873)
  Cash paid for acquisitions, net of cash
    acquired                                   (19,378)                 (585)
                                              --------   --------   --------
Net cash used for investing activities         (69,446)   (44,777)   (27,862)
                                              --------   --------   --------
Cash flows from financing activities:
  Issuance of common stock                       6,000      2,812      1,284
  Tax benefits of stock options exercised        7,249      7,508      2,585
  Payments on long-term debt                       (50)       (50)
                                              --------   --------   --------
Net cash provided by financing activities       13,199     10,270      3,869
                                              --------   --------   --------
Effect of currency translation                       3          3         --
                                              --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                              (6,602)     6,946      1,256
Cash and cash equivalents at beginning
  of year                                       58,928     51,982     50,726
                                              --------   --------   --------
Cash and cash equivalents at end of year      $ 52,326   $ 58,928   $ 51,982
                                              ========   ========   ========

Supplemental disclosure of cash flow
  information
    Cash paid during the year for:
     Income taxes                             $ 24,235   $ 13,953   $ 11,675
     Interest                                 $      9   $     11   $      2


The accompanying notes are an integral part of these consolidated financial statements.

                     APOLLO GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

     Apollo Group, Inc. ("Apollo" or the "Company"), through its wholly-owned subsidiaries The University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning Institutes Corporation (the "College") and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults.

     UOP is a regionally accredited, private institution of higher education offering bachelor's and master's degree programs in business, management, computer information systems, education and health care. UOP currently has 70 campuses and learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Michigan, Nevada, New Mexico, Oklahoma, Oregon, Utah, Washington and Puerto Rico. UOP also offers its educational programs worldwide through Online, its computerized educational delivery system. UOP is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA").

     IPD provides program development and management services under long-term contracts to 20 regionally accredited private colleges and universities. IPD currently operates at 43 campuses and learning centers in 22 states. IPD has contracted to develop online degree programs for the United States Marine Corps.

     The College, located in Denver, Colorado, was acquired in September 1997 and provides financial planning education programs as well as a regionally accredited graduate degree program in financial planning.

     WIU, which is accredited by NCA, currently offers undergraduate and graduate degree programs at three campuses and learning centers in Phoenix and Fort Huachuca, Arizona and London, England.

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1998, 1997 and 1996 relate to the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

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

Restricted cash -------------------------------------------------------------

     The U.S. Department of Education (the "DOE") requires that Title IV Program funds collected for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company's operating accounts. The Company's restricted cash is invested primarily in U.S. Agency-backed securities and auction market preferred stock with maturities of ninety days or less.

Investments -----------------------------------------------------------------

     Investments in marketable securities such as municipal bonds, auction market preferred stock and U.S. agency obligations are stated at amortized cost, which approximates fair value. It is the Company's intention to hold its marketable securities until maturity. Investments in joint ventures and other long-term investments are carried at cost.

Property and equipment ------------------------------------------------------

     Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all buildings, furniture, equipment and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years, except software which is depreciated over three to five years and buildings which are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

Revenues, receivables and related liabilities -------------------------------

     The Company's educational programs range in length from one-day seminars to degree programs lasting up to four years. Long-term degree programs are billed in blocks of time ranging in length from five weeks to three months. Seminars, other shorter term programs and many of the College's non-degree programs are usually billed in one installment. Billings occur when the student first attends a session resulting in the recording of a receivable and deferred tuition revenue for the amount billed. The deferred tuition revenue is recognized into income pro rata over the period of instruction.
If a student withdraws from a course or program, the unearned portion of the program that the student has paid for is refunded in accordance with the Company's refund policy.

     Because most of the Company's educational programs at UOP, IPD and WIU are billed in short blocks of time ranging from five to six weeks, most deferred tuition revenue at the end of each period will be recognized into income within five to six weeks following the end of that period. Many of the College's non-degree programs are billed in one installment and will be recognized into income over 8 to 36 months. Any deferred tuition revenue that will not be recognized into income within 12 months is classified as long-term deferred tuition revenue.

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

Cost in excess of fair value of assets purchased ----------------------------

     The Company amortizes costs in excess of fair value of assets purchased on a straight-line method over the estimated useful life. At August 31, 1998, the Company's cost in excess of fair value of assets purchased related primarily to the acquisition of certain assets of the College for Financial Planning and Western International University ("Western"), which are being amortized over 35 years and 15 years, respectively.

     Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of the expected future net cash flows is less than book value. As of August 31, 1998, there have been no impairment adjustments recognized.

Fair value of financial instruments -----------------------------------------

     The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued liabilities, and student deposits and deferred revenue approximate fair value because of the short-term nature of these financial instruments.

Earnings per share ----------------------------------------------------------

     Basic net income per share is computed using the weighted average number of Class A and Class B Common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Both basic and diluted weighted average shares have been retroactively restated for stock splits effected in the form of stock dividends. The amount of any tax benefit to be credited to capital related to the exercise of options and disqualifying dispositions under the Company's Employee Stock Purchase Plan is included when applying the treasury stock method to stock options in the computation of earnings per share.

Deferred rental payments and deposits ---------------------------------------

     The Company records rent expense using the straight-line method over the term of the lease agreement. Accordingly, deferred rental liabilities are provided for lease agreements that specify scheduled rent increases over the lease term. Rental deposits are provided for lease agreements that specify payments in advance or scheduled rent decreases over the lease term.

Selling and promotional costs -----------------------------------------------

     The Company expenses selling and promotional costs as incurred. Selling and promotional costs include marketing salaries, direct-response and other advertising, promotional materials and related marketing costs. Advertising expenses, including promotional materials, were $30.0 million in 1998, $21.8 million in 1997 and $16.3 million in 1996.

Start-up costs --------------------------------------------------------------

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and were $7.2 million in 1998 and $3.6 million in 1997 and 1996.

Income taxes ----------------------------------------------------------------

     Deferred income taxes have been provided for all significant temporary differences. These temporary differences arise principally from compensation not yet deductible for tax purposes, limitations on bad debt deductions, long-term deferred tuition revenue recognized upon receipt of payment for tax purposes and the use of accelerated depreciation methods for tax purposes.

Stock-based compensation ----------------------------------------------------

     The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and has provided the pro forma disclosures as required by Statement of Financial Accounting Standards 123, "Accounting for Stock Based Compensation" ("SFAS 123"), for the years ended August 31, 1998, 1997 and 1996.

New accounting pronouncements -----------------------------------------------

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which will be effective in the Company's 1999 fiscal year. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will be required to report net income and foreign currency translation adjustments as components of comprehensive income.

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which will be effective in the Company's 1999 fiscal year. SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company does not anticipate that the adoption of SFAS 131 will have a significant impact on its disclosures.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 will be effective for the Company's 2000 fiscal year. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its financial statements.

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

Consolidated statement of cash flow -----------------------------------------

     Supplemental schedule of non-cash investing activities:

     In September 1997, the Company purchased certain assets of the College for Financial Planning. Non-cash consideration paid included the issuance of $15.9 million of common stock. As a result of the acquisition, the Company recorded additional assets of $46.7 million and liabilities of $11.4 million.

     In September 1995, the Company purchased certain assets of Western. As a result of the acquisition, the Company recorded additional assets of $2.0 million and liabilities of $2.4 million.

Reclassifications -----------------------------------------------------------

     Certain amounts reported for the years ended August 31, 1997 and 1996 have been reclassified to conform to the 1998 presentation, having no effect on net income.

NOTE 3.  ACQUISITIONS

     In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc. and the Institute for Tax Studies. The adjusted purchase price consisted of $19.4 million in cash, $15.9 million in stock and the assumption of approximately $11.4 million in liabilities. The excess of cost over the value of tangible assets of $40.0 million is being amortized over 35 years.

     In September 1995, the Company completed the acquisition of certain assets of Western International University ("Western"). Western was a private non-profit educational institution incorporated in 1978 that was accredited by NCA. The Company formed a new wholly-owned subsidiary called Western International University, Inc. ("WIU") as the holding company for the net assets acquired from Western. The adjusted purchase price consisted of $630,000 in cash and the assumption of approximately $2.4 million in liabilities. The excess of cost over the value of tangible assets of $2.6 million is being amortized over 15 years.

     The acquisitions were both accounted for under the purchase method and, accordingly, the results of operations related to these new subsidiaries have been included with those of the Company for periods subsequent to the date of the respective acquisitions. Results of operations for Western and for the College for Financial Planning prior to the acquisition were not material in relation to the Company's operations as a whole.

NOTE 4.  BALANCE SHEET COMPONENTS

     Marketable securities consist of the following, in thousands:

                                         August 31, 1998                   August 31, 1997
                                     ------------------------          -----------------------
                                     Estimated      Amortized          Estimated     Amortized
  Type                               Market Value      Cost            Market Value      Cost
----------                           ------------    --------          ------------    -------
Classified as current:
Municipal bonds                       $26,969         $26,898          $25,938         $25,932
Auction market preferred stock                                             750             750
U.S. agency obligations                   640             640              500             500
                                      -------         -------          -------         -------
Total current marketable securities    27,609          27,538           27,188          27,182
                                      -------         -------          -------         -------
Classified as noncurrent:
Municipal bonds due in 1-2 years       17,975          17,929           14,267          14,247
                                      -------         -------          -------         -------
Total marketable securities           $45,584         $45,467          $41,455         $41,429
                                      =======         =======          =======         =======

     Receivables consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Trade receivables                                     $67,160      $35,524
Interest receivable                                       671          606
Income tax refunds receivable                              79          431
                                                      -------      -------
                                                       67,910       36,561
Less allowance for doubtful accounts                   (6,628)      (4,521)
                                                      -------      -------
  Total receivables, net                              $61,282      $32,040
                                                      =======      =======

    Bad debt expense was $5.5 million, $2.5 million and $1.7 million for 1998, 1997 and 1996, respectively.

     Property and equipment consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Furniture and equipment                               $52,698      $32,779
Software                                               11,061        4,081
Leasehold improvements                                  7,432        3,766
Land and buildings                                        350          350
                                                      -------      -------
                                                       71,541       40,976
Less accumulated depreciation                         (24,923)     (15,725)
                                                      -------      -------
  Property and equipment, net                         $46,618      $25,251
                                                      =======      =======

     Depreciation and amortization expense was $9.9 million, $6.4 million and $4.5 million for 1998, 1997 and 1996, respectively.

     Cost in excess of fair value of assets purchased consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Cost in excess of fair value of assets purchased      $42,831      $ 2,565
Less accumulated amortization                          (1,433)        (282)
                                                      -------      -------
  Total                                               $41,398      $ 2,283
                                                      =======      =======

     Total amortization expense was $1.2 million and $176,000 in 1998 and 1997, respectively.

     Accrued liabilities consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Salaries, wages and benefits                          $ 9,816      $ 7,576
Other accrued liabilities                              11,495        3,873
                                                      -------      -------
  Total accrued liabilities                           $21,311      $11,449
                                                      =======      =======

     Student deposits and current portion of deferred revenue consist of the following, in thousands:

                                                           August 31,
                                                      --------------------
                                                       1998         1997
                                                      -------      -------
Student deposits                                      $35,794      $29,086
Current portion of deferred tuition revenue            26,067       17,709
Other deferred revenue                                  1,378          888
                                                      -------      -------
  Total student deposits and current portion of
   deferred revenue                                   $63,239      $47,683
                                                      =======      =======

NOTE 5.  INVESTMENT IN JOINT VENTURE

     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch L.L.C. ("Hermes") formed a new corporation to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.8 million and provided a $1.2 million letter of credit, in exchange for a 19% interest in the newly formed corporation. This investment is accounted for under the cost method of accounting. Hermes is wholly-owned by the Company's Chairman and a Senior Vice President.

NOTE 6.  SHORT-TERM BORROWINGS

     In November 1997, the Company increased its line of credit from $4.0 to $10.0 million. At August 31, 1998, the Company had no outstanding borrowings on the line of credit, which bears interest at prime or, at the Company's option, LIBOR plus 1.25%. At August 31, 1998, availability under the line of credit was reduced by outstanding letters of credit of $1.6 million. Any amounts borrowed under the line are payable upon its termination in February 2000. The Company's line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender's consent.

NOTE 7.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1998         1997
                                                      -------      ------
Deferred compensation and note agreements
  discounted at 7.5% to 12%                            $1,495      $1,554
Deferred rent                                           1,436       1,235
Other long-term liabilities                             1,152
                                                      -------      ------
  Total long-term liabilities                           4,083       2,789
  Less current portion                                   (333)       (295)
                                                      -------      ------
  Total long-term liabilities, net                     $3,750      $2,494
                                                      =======      ======

     The aggregate maturities of all long-term liabilities for each of the five fiscal years subsequent to August 31, 1998 are: 1999--$333,000; 2000-- $318,000; 2001--$273,000; 2002--$349,000; 2003--$332,000.

     The undiscounted deferred compensation liability was $1.6 million at August 31, 1998 and 1997. The undiscounted note payable related to the WIU acquisition was $600,000 and $650,000 at August 31, 1998 and 1997, respectively. The discount rates for these agreements were determined at the date of each respective agreement based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the respective agreements.

NOTE 8.  INCOME TAXES

     Income before income taxes and the related components of the income tax provision are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1998      1997      1996
                                              -------   -------   -------
Income (loss) before income taxes:
United States                                 $75,912   $55,001   $34,322
Puerto Rico                                       544       337       675
United Kingdom                                   (184)     (357)
                                              -------   -------   -------
  Total income before taxes                   $76,272   $54,981   $34,997
                                              =======   =======   =======
Income tax provision (benefit):
Current:
  Federal                                     $26,546   $17,877   $11,239
  State and other                               6,028     3,870     2,841
                                              -------   -------   -------
Total current                                  32,574    21,747    14,080
                                              -------   -------   -------
Deferred:
  Federal                                      (2,004)     (123)     (365)
  State and other                                (595)      (22)     (110)
                                              -------   -------   -------
Total deferred                                 (2,599)     (145)     (475)
                                              -------   -------   -------
  Total provision for income taxes            $29,975   $21,602   $13,605
                                              =======   =======   =======

     The income tax provision differs from the tax that would result from application of the statutory federal corporate tax rate. The reasons for the differences are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1998      1997      1996
                                              -------   -------   -------
Income tax provision at expected rate
  of 35%                                      $26,695   $19,243   $12,249
State taxes, net of federal benefit             3,918     2,516     1,777
Non-taxable interest income                    (1,112)     (897)     (534)
Other, net                                        474       740       113
                                              -------   -------   -------
  Total provision for income taxes            $29,975   $21,602   $13,605
                                              =======   =======   =======

     Deferred tax assets and liabilities consist of the following, in thousands:

                                                           August 31,
                                                       -------------------
                                                       1998         1997
                                                       ------       ------
Gross deferred tax assets:
Allowance for doubtful accounts                        $2,869       $1,842
Deferred tuition revenue                                2,264
Other                                                   2,096        1,879
                                                       ------       ------
  Total gross deferred tax assets                       7,229        3,721
                                                       ------       ------
Gross deferred tax liabilities:
Depreciation and amortization of property
  and equipment                                         1,542        1,354
Other                                                     920          199
                                                       ------       ------
  Total gross deferred tax liabilities                  2,462        1,553
                                                       ------       ------
  Net deferred tax assets                              $4,767       $2,168
                                                       ======       ======

     Net deferred tax assets are reflected in the accompanying balance sheet as follows, in thousands:

                                                            August 31,
                                                        ------------------
                                                          1998        1997
                                                        -------     ------
Current deferred tax assets, net                        $ 6,203     $2,873
Noncurrent deferred tax liabilities, net                 (1,436)      (705)
                                                        -------     ------
Net deferred tax assets                                 $ 4,767     $2,168
                                                        =======     ======

     In light of the Company's history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.

NOTE 9.  COMMON STOCK

     From August 1995 to April 1998, the Company's Board of Directors authorized four separate stock splits effected in the form of stock dividends as follows:
                                  For Shareholders
Date Authorized      Type         of Record on           Date Distributed
-----------------    -------      -----------------      ------------------
August 25, 1995      3-for-2      September 8, 1995      September 22, 1995
February 2, 1996     3-for-2      February 16, 1996      February 29, 1996
May 8, 1996          3-for-2      May 21, 1996           May 31, 1996
April 9, 1998        3-for-2      April 13, 1998         April 27, 1998

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

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. As of October 16, 1998, the Company had repurchased approximately 295,000 shares at a total cost of approximately $7.0 million.

NOTE 10. EARNINGS PER SHARE

     In February 1998, the Company adopted Statement of Financial Accounting Standards 128, "Earnings Per Share". As a result, earnings per share calculations for all prior periods have been restated.

     A reconciliation of the basic and diluted per share computations for 1998, 1997 and 1996 are as follows:

                                              For the Year Ended August 31,
                                        (In thousands, except per share amounts)
                 ---------------------------------------------------------------------------------------
                            1998                         1997                          1996
                 ---------------------------  ----------------------------  ----------------------------
                          Weighted                     Weighted                      Weighted
                            Avg.   Per Share             Avg.    Per Share             Avg.    Per Share
                  Income   Shares    Amount    Income   Shares    Amount     Income   Shares    Amount
                 -------- -------- ---------  -------- -------- ----------  -------- -------- ----------
Basic net income
 per share        $46,297   77,245     $ .60   $33,379   75,625     $ .44    $21,392   74,721     $ .29
                                       =====                        =====                         =====
Effect of dilutive
 securities:
 Stock options               1,841                        2,101                         2,042
                  -------   ------             -------   ------              -------   ------
Diluted net income
 per share        $46,297   79,086     $ .59   $33,379   77,726     $ .43    $21,392   76,763     $ .28
                  =======   ======     =====   =======   ======     =====    =======   ======     =====

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

401(k)Plan ------------------------------------------------------------------

     The Company sponsors a 401(k) plan which is available to all employees who have completed one year and at least 1,000 hours of continuous service. The Company matches 100% of the contributions from the first $10,000 of a participant's annual pre-tax earnings. Contributions from the participant's earnings in excess of $10,000 are matched by the Company at 18.5%. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $1.8 million, $1.3 million and $1.1 million for 1998, 1997 and 1996, respectively.

Stock Based Compensation Plans ----------------------------------------------

     The Company has three stock-based compensation plans that were adopted in 1994: the Apollo Group, Inc. Director Stock Plan ("Director Stock Plan"), the Apollo Group, Inc. Long-Term Incentive Plan ("LTIP"), and the Apollo Group, Inc. 1994 Employee Stock Purchase Plan ("Purchase Plan").

     The Director Stock Plan currently provides for an annual grant to the Company's non-employee directors of options to purchase shares of the Company's Class A Common Stock on September 1 of each year. Under the LTIP, the Company may grant options, incentive stock options, stock appreciation rights and other stock-based awards to certain officers or key employees of the Company. Many of the options granted under the LTIP vest 25% per year starting at the end of the year 2002. The vesting may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days and if certain profit goals, defined for groups of individuals, are also achieved.

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

     The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the plans been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income, income per share and weighted average shares outstanding would have been as follows, in thousands except per share amounts:

                                                 Year Ended August 31
                                           -------------------------------
                                             1998       1997       1996
                                           ---------  ---------  ---------
Net income - as reported                    $46,297    $33,379    $21,392
Net income - pro forma                      $43,986    $31,551    $19,935
Diluted income per share - as reported      $   .59    $   .43    $   .28
Diluted income per share - pro forma        $   .55    $   .40    $   .26
Diluted weighted average shares
  outstanding - as reported                  79,086     77,726     76,763
Diluted weighted average shares
  outstanding - pro forma                    79,889     78,365     77,056

     The effects of applying SFAS 123 in the above pro forma disclosure are not necessarily indicative of future amounts. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants in 1998, 1997, and 1996, respectively: (1) dividend yield of 0.00% in all years; (2) expected volatility of 40.0%, 37.0%, and 37.1%; (3) risk-free interest rates of 5.9%, 6.0%, and 5.7% and (4) expected lives of 5.4, 6.9, and 8.3 years.

     A summary of the activity related to the stock options granted under the Director Stock Plan and the LTIP is as follows, in thousands except per share amounts:

                                                           Weighted
                                                            Average
                                                         Exercise Price
                                               Shares      per Share
                                               ------   --------------
Outstanding at August 31, 1995                  2,529         $0.964
Granted                                         3,178          7.502
Exercised                                        (473)         0.793
Canceled                                          (72)         7.531
                                               ------
Outstanding at August 31, 1996                  5,162          4.913
Granted                                           314         17.336
Exercised                                        (965)         1.014
Canceled                                         (264)         9.158
                                               ------
Outstanding at August 31, 1997                  4,247          6.453
Granted                                           355         25.986
Exercised                                        (694)         5.100
Canceled                                          (42)        13.650
                                               ------
Outstanding at August 31, 1998                  3,866          8.413
                                               ======
Exercisable at August 31, 1998                  2,022
                                               ======
Available for issuance at August 31, 1998       2,042
                                               ======

     The following table summarizes information about the Company's stock options at August 31, 1998:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ------------------------------------                    -------------------------
                                                 Weighted Avg.                               Weighted Avg.
                           Number     Contractual  Exercise                        Number      Exercise
Range of                Outstanding      Years       Price                      Exercisable     Price
Exercise Prices       (in thousands)   Remaining  per share                   (in thousands)  per share
-------------------     ------------  -----------  ---------                    -----------  ------------
$ 0.277 to $ 1.630              795         5.99    $ 0.911                           795       $ 0.911
$ 5.975 to $ 7.532            2,481         7.06    $ 7.500                           982       $ 7.452
$17.000 to $17.417              250         7.20    $17.383                           123       $17.348
$23.792 to $28.833              340         9.07    $25.999                           122       $25.044
                           ---------                                            -----------
$ 0.277 to $28.833            3,866         7.02    $ 8.413                         2,022       $ 6.547
                           =========                                            ===========

NOTE 12. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under facility and equipment leases that are classified as operating leases. Following is a schedule of future minimum lease commitments as of August 31, 1998, in thousands:

                                        Operating Leases
                                    ---------------------------
                                                      Equipment
                                    Facilities          & Other
                                    ----------        ---------
        1999                         $ 29,104            $  687
        2000                           29,213               412
        2001                           26,751               121
        2002                           27,704
        2003                           22,585
        Thereafter                     29,638
                                    ----------        ---------
                                     $164,995            $1,220
                                    ==========        =========

     Facility and equipment rent expense totaled $32.1 million, $23.4 million and $19.9 million for 1998, 1997 and 1996, respectively.

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report has been received. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP is currently in the process of responding to these findings regarding compliance with requirements of the Title IV Programs. UOP's response to these issues is due in January 1999, and UOP will have its response prepared prior to the deadline. Subsequently, the Department will issue a final program review determination. It is uncertain when the final determination will be issued and what the results of the findings will be.

     Additionally, in January 1998 the Department of Education Office of the Inspector General ("OIG") began performing a routine audit of UOP. The auditors reviewed UOP's cash management policies. Although no draft report has been received from the OIG, the audit team indicated at the exit interview that it had no findings regarding cash management policies. The team did present questions regarding UOP's interpretation of the "12-hour rule", UOP's distance education programs and institutional refund obligations. As of this date, UOP has supplied the OIG with the information they have requested and is awaiting an initial draft report. Although the Company believes that the program review and OIG audit will be resolved without any material effect, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved.

     As previously disclosed, the Company assumed the Title IV liabilities of Western International University ("Western") which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. Although much of the fieldwork was completed in early 1996, the final audit results and the amount that the Company is responsible for has not been determined by the DOE at the current time. Depending on the interpretation of the various regulatory requirements, the final audit results and the Company's liability may differ materially from the estimates currently recorded. Any difference between the final amount and the estimates currently recorded will be recorded as an increase or decrease, as applicable, to expense.

     The Company is involved in various legal proceedings occurring in the normal course of business. The Company believes that the disposition of these cases will not have a material adverse impact on the financial position or results of operations of the Company.


Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock. The following sets forth information as of October 31, 1998 concerning the Company's directors and executive officers:

Name	                               Age    Position
----------------------------------  ---    ---------------------------
John G. Sperling, Ph.D.              77    Chairman of the Board and Chief Executive
                                            Officer
Todd S. Nelson                       39    President and Director
J. Jorge Klor de Alva, J.D., Ph.D.   50    Senior Vice President and Director
Jerry F. Noble                       56    Senior Vice President and Director
Peter V. Sperling                    39    Senior Vice President, Secretary,
                                           Treasurer and Director
William H. Gibbs                     48    Senior Vice President and Director
Kenda B. Gonzales                    41    Chief Financial Officer
Junette C. West                      34    Vice President - Controller and Chief
                                           Accounting Officer
Thomas C. Weir                       64    Director
Dino J. DeConcini                    64    Director
Hedy F. Govenar                      53    Director
John R. Norton III                   69    Director


     JOHN G. SPERLING, Ph.D., is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. Dr. Sperling was also President of the Company from its inception until February 1998. Prior to his involvement with the Company, from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University and Northern Illinois University. Dr. Sperling received his Ph.D. from Cambridge University, an M.A. from the University of California at Berkeley and a B.A. from Reed College. Dr. Sperling is the father of Peter V. Sperling.

     TODD S. NELSON has been with the Company since 1987. Mr. Nelson has been the President of the Company since February 1998. Mr. Nelson was the Vice President of the Company from 1994 to February 1998 and the Executive Vice President of UOP from 1989 to February 1998. From 1987 to 1989,
Mr. Nelson was the Director of UOP's Utah campus.  From 1985 to 1987,
Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received an M.B.A. from the University of Nevada at Las Vegas and a B.S. from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

    J. JORGE KLOR DE ALVA, J.D., Ph.D., has been President of UOP and a Senior Vice President of the Company since February 1998 and has been a director of the Company since 1991. Dr. Klor de Alva was a Vice President of Business Development of the Company from 1996 to 1998. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies from 1982 to 1989 and was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as associate professor, assistant professor or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

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

     PETER V. SPERLING has been with the Company since 1983. Mr. Sperling has been a Senior Vice President since June 1998. Mr. Sperling was the Vice President of Administration from 1992 to June 1998 and has been the Secretary and Treasurer of the Company since 1988. From 1987 to 1992, Mr. Sperling was the Director of Operations at AEC. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of the Company. Mr. Sperling received his M.B.A from UOP and his B.A. from the University of California at Santa Barbara. Mr. Sperling is the son of John G. Sperling.

     WILLIAM H. GIBBS has been with the Company since 1980. Mr. Gibbs has been a Senior Vice President of the Company since 1987 and was the President of UOP from 1987 to February 1998. From 1985 to 1987, Mr. Gibbs was the President of Apollo Education Corporation ("AEC"). From 1980 to 1985,
Mr. Gibbs held various positions with the Company, including Chief Financial Officer and faculty member. From 1975 to 1984, Mr. Gibbs was with the accounting firm of Price Waterhouse and, from 1982 to 1984, served as a management advisory manager. Mr. Gibbs currently serves as the Chairman of the Arizona State Board of Private Post-Secondary Education. Mr. Gibbs received his M.B.A. from the University of Illinois and his B.A. from Arizona State University. Mr. Gibbs is a Certified Public Accountant in the State of Arizona.

     KENDA B. GONZALES has been with the Company since October 1998. Ms. Gonzales is the Chief Financial Officer of the Company. Prior to joining Apollo, Ms. Gonzales was the Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc. from 1996. From 1985 to 1996, Ms. Gonzales was the Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp. Ms. Gonzales began her career as a Certified Public Accountant with Peat, Marwick, Mitchell and Company and is a graduate of the University of Oklahoma with a Bachelor of Accountancy.

     JUNETTE C. WEST has been with the Company since 1986. Ms. West has been the Vice President-Controller since 1994 and the Chief Accounting Officer since February 1998. Ms. West has held various accounting and finance positions at the Company from 1986 to 1994. Ms. West received a B.S. in Accounting from Grand Canyon University in Phoenix, Arizona in 1985. Ms. West is a Certified Public Accountant in the State of Arizona.

    THOMAS C. WEIR has been a director of the Company since 1983 and is a member of the Audit and Compensation Committees of the Board of Directors of the Company. During 1994, Mr. Weir became the President of Dependable Nurses, Inc., a provider of temporary nursing services, W.D. Enterprises, Inc., a financial services company and Dependable Personnel, Inc., a provider of temporary clerical personnel. In 1996, Mr. Weir became the President of Dependable Nurses of Phoenix, Inc., a provider of temporary nursing services. In addition, Mr. Weir has been an independent financial consultant since 1990. From 1989 to 1990, Mr. Weir was President of Tucson Electric Power Company. From 1979 to 1987, Mr. Weir was Chairman and Chief Executive Officer of Home Federal Savings & Loan Association, Tucson, Arizona.

     DINO J. DECONCINI has been a director of the Company since 1981 and is currently a member of the Audit Committee of the Board of Directors of the Company. Mr. DeConcini is currently Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul
R. Gibson & Associates, an international business consulting firm.

     HEDY F. GOVENAR has been a director of the Company since March of 1997. Ms. Govenar is founder and President of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. An active lobbyist with the firm since 1979, she represents a variety of corporate and trade association clients. Ms. Govenar has been a State Assembly appointee to the California Film Commission since 1992. Ms. Govenar received an M.A. from California State University, and a B.A. from UCLA.

     JOHN R. NORTON III has been a director of the Company since March of 1997 and is currently a member of the Audit and Compensation Committees of the Board of Directors of the Company. Mr. Norton founded his own company in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the United States Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Arizona Public Service Company, AZTAR Corporation, Terra Industries, Inc., Pinnacle West Capital Corporation and Suncor Development Company. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1998, its officers and directors complied with all Section 16(a) filing requirements with the following exception: Jerry F. Noble filed a late Form 4 for June 1998, related to transactions involving the selling of 30,000 shares of Class A Common Stock on June 30, 1998.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two principal committees: (1) an Audit Committee comprised of Thomas C. Weir (Chairperson), Dino J. DeConcini and John R. Norton III and (2) a Compensation Committee comprised of Thomas
C. Weir (Chairperson) and John R. Norton III.

MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the year ended August 31, 1998, the Board of Directors of the Company met or acted by written consent on nine occasions. Each of the Company's current directors attended 100% of the meetings of the Board of Directors and of meetings held by committees of the Board on which such director served, except for Mr. Jerry Noble who attended over 85%.

Compensation Committee ------------------------------------------------------

     The Compensation Committee of the Board of Directors, which met or acted by written consent three times during 1998, reviews all aspects of compensation of executive officers of the Company and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 1998 is set forth in Item 11.

Audit Committee -------------------------------------------------------------

     The Audit Committee, which met or acted by written consent on five occasions in 1998, represents the Board of Directors in evaluating the quality of the Company's financial reporting process and internal financial controls through consultations with the Company's independent accountants, internal management and the Board of Directors.

Other Committees ------------------------------------------------------------

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

Item 11 -- Executive Compensation

DIRECTOR COMPENSATION

Fees ------------------------------------------------------------------------

     In 1998, non-employee directors of the Company received a $15,000 annual retainer, $1,250 for each board meeting attended and $625 for each committee meeting attended. Mr. DeConcini has elected not to receive any director compensation because of his position with the U.S. Department of the Treasury. In addition, non-employee directors are reimbursed for out-of-pocket expenses. Ms. Govenar was retained by the Company as a consultant and received a consulting fee of $62,000 and $60,000 in 1998 and 1997, respectively.

Apollo Group, Inc. Director Stock Plan --------------------------------------

     In August 1994, the Board of Directors of the Company adopted the Apollo Group, Inc. Director Stock Plan (the "Director Plan") to attract and retain independent directors for the Company. The aggregate number of shares of Class A Common Stock subject to the Director Plan may not exceed 675,000, subject to adjustment. Options granted under the Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant.
The exercise price per share under the Director Plan is equal to the fair market value of such shares upon the date of grant. In addition, on September 1 of each year, non-employee Directors receive an annual grant of options to purchase 20,250 shares of the Company's Class A Common Stock. Mr. DeConcini has elected not to receive this annual grant because of his position with the U.S. Department of the Treasury.

EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated executive officers for 1998, 1997, and 1996:

                 -- SUMMARY COMPENSATION TABLE --

                                                                           Long-Term
                                                Annual                    Compensation
                                             Compensation                    Awards
                                  ---------------------------------  ---------------------
                                                          Other      Restrict-   Securities             All Other
                                                          Annual     ed Stock  Underlying   LTIP       Compen-
Name and Principal                  Salary    Bonus    Compensation   Awards     Options    Payouts     sation
Position                   Year      ($)       ($)         ($)<F1>      ($)        (#)        ($)         ($)
------------------------  ------- ---------  --------  ------------  ---------  ----------  --------  -----------
John G. Sperling
  Chairman of the Board    1998    $387,500  $     --    $72,373      $ --           --      $ --     $     --
  and Chief Executive      1997     387,500   290,625     62,463        --           --        --           --
  Officer                  1996     310,000   232,500         --        --      205,875        --           --

Todd S. Nelson
  President                1998     247,917   200,000         --        --           --        --           --
                           1997     175,000   131,250         --        --           --        --           --
                           1996     140,000   105,000         --        --      205,875        --           --

Jorge Klor de Alva
  Senior Vice President,   1998     218,750   175,000         --        --           --        --        1,850<F2>
  and President of UOP     1997     175,000   131,250         --        --      112,500        --           --
                           1996      23,400        --         --        --           --        --           --

Jerry F. Noble
  Senior Vice President    1998     225,000   168,750         --        --           --        --        3,073<F2>
  and President of IPD     1997     225,000    84,375         --        --           --        --        2,980<F2>
                           1996     180,000   135,000         --        --      205,875        --        2,980<F2>

William H. Gibbs
  Senior Vice President    1998     225,000   169,000         --        --           --        --        2,502<F2>
                           1997     225,000   168,750         --        --           --        --        2,409<F2>
                           1996     180,000   135,000         --        --      205,875        --        2,409<F2>


_______________

<F1>  Messrs. Gibbs, Noble, Nelson and Klor de Alva also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Dr. John Sperling received perquisites primarily in the form of a Company provided car, available for business and personal use, and tax consulting services.

<F2>  Amounts shown consist of contributions made by the Company to the
      Company's Savings and Investment Plan paid in fiscal years 1998, 1997 and 1996.

     The following table discloses options granted by the Company to the Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers of the Company for 1998:

               -- OPTION GRANTS IN THE LAST FISCAL YEAR --

                            Option Grants in Fiscal Year 1998                  Potential Realizable
                      ----------------------------------------------------       Value at Assumed
                                     % of Total			                  Annual Rates of
                       Number of    Options/SARs                                    Stock Price
                       Securities    Granted to     Exercise                      Appreciation for
                       Underlying     Employees      or Base                        Option Term
                      Options/SARs    in Fiscal       Price     Expiration    ----------------------
Name                   Granted           Year       ($/Share)      Date           5%         10%
------------------     ----------    -----------    ---------    ---------    --------    ----------
John G. Sperling              --            --         $ --           --          $ --         $ --
Todd S. Nelson                --            --           --           --            --           --
Jorge Klor de Alva            --            --           --           --            --           --
Jerry F. Noble                --            --           --           --            --           --
William H. Gibbs              --            --           --           --            --           --
_______________


     The following table discloses the number of shares received from the exercise of Company options, the value received therefrom and the number and value of in-the-money and out-of-the-money options held by the Company's Chairman of the Board and Chief Executive Officer and the four other most highly compensated officers of the Company for 1998:

                        -- AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998 --
                                AND OPTION VALUES AT AUGUST 31, 1998

                                                                              Value of Unexercised
                     Shares                    Number of Unexercised        Money Options at Fiscal
                    Acquired      Value      Options at Fiscal Year-End            Year-End
                   on Exercise   Realized    ---------------------------  ---------------------------
Name                   (#)         ($)       Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------  -----------   ---------   -----------   -------------  -----------   -------------
John G. Sperling         --    $       --       461,707        154,406    $ 13,294,787   $ 3,527,112
Todd S. Nelson       45,000       992,313         6,469        154,406         147,772     3,527,112
Jorge Klor de Alva       --            --        48,375         84,375         858,546     1,093,357
Jerry F. Noble      192,273     5,639,787        51,469        154,406       1,175,712     3,527,112
William H. Gibbs     51,469     1,259,349            --        154,406              --     3,527,112


Employment and Deferred Compensation Agreements ----------------------------

     In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. John G. Sperling, the Chairman of the Board and Chief Executive Officer of the Company. The term of the Employment Agreement was for four years, and expired on December 31, 1997. It automatically renewed for an additional one-year period through December 31, 1998 and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary, beginning September 1, 1994, of $310,000. This salary is subject to annual review by the Compensation Committee. Effective for 1997 and 1998, Dr. Sperling's salary was increased to $387,500. The Company may terminate the Employment Agreement only for cause and Dr. Sperling may terminate the Employment Agreement at any time upon 30 days written notice.

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

     The Company's philosophy is to pay base salaries to executives that enable the Company to attract, motivate and retain highly qualified executives. The annual bonus program is designed to reward for performance based on financial results. Stock option grants are intended to provide substantial rewards to executives based on stock price appreciation and improved overall financial performance. The vesting of the options can be accelerated if certain profit and stock price goals are achieved.

Base Salary -----------------------------------------------------------------

     Each of the Company's executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries. The Company targets base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Committee also takes into account position within the Company, individual experience and performance and specific needs particular to the Company.

Annual Bonus Program --------------------------------------------------------

     In addition to a base salary, executives were eligible to receive a bonus of up to seventy-five percent (75%) of their respective base salaries. All annual bonuses are tied to the Company's financial performance.

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

     The annual bonuses for the Company Executives are tied solely to the after-tax net income goal for the Company. If that goal is achieved, the Company Executives earn a bonus equal to fifty percent (50%) of their respective annual maximum bonus. If the after-tax net income goal is exceeded, the Company Executives earn a larger percentage of their annual bonus depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries.

     The annual bonuses for the Division Executives are earned (1) fifty percent (50%) if their division operating profit goal is achieved, (2) an additional twenty-five percent (25%) if the after-tax income goal for the Company is achieved and (3) up to another twenty-five percent (25%) depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries.

Options ---------------------------------------------------------------------

     The Company believes that it is important for executives to have an equity stake in the Company and, toward this end, makes option grants to key executives from time to time under the Apollo Group, Inc. Long-Term Incentive Plan. In making option awards, the Committee reviews the Company's financial performance during the past fiscal year, the awards granted to other executives within the Company and the individual officer's specific role at the Company.

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

Chief Executive Officer Compensation ----------------------------------------

     Dr. John G. Sperling is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. Sperling. The Employment Agreement terminated on December 31, 1997. It automatically renewed for an additional one-year period through December 31, 1998 and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling's termination of employment with the Company and until his death, Dr. Sperling shall receive monthly payments equal to 1/12 of his highest annual base salary paid by the Company during any one of the three calendar years preceding the calendar year in which Dr. Sperling's employment is terminated.
 In addition, upon Dr. Sperling's death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling's death.

     During fiscal year 1998, Dr. Sperling received an annual base salary of $387,500. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was eligible for a bonus of $290,625 for 1998.
Dr. Sperling has elected to forego this bonus in exchange for options that will be granted in Fiscal 1999. Dr. Sperling also was granted options in September 1995 to purchase a total of 205,875 shares of Class A Common Stock in connection with the 1995 Performance Incentive Grants. All options were granted at fair market value and expire ten years after the grant date.
These options have an exercise price of $7.5319 per share with various vesting periods.

     Under Dr. Sperling's leadership, the Company's net revenues increased 37.9%, to $391.1 million in 1998 from $283.5 million in 1997. In addition, diluted earnings per share increased to $.59 in 1998 from $.43 in 1997. Shareholder value also has increased over this same period. For example, the closing price at August 28, 1997 was $23.792 per share whereas the closing price for the Company's Class A Common Stock on August 31, 1998, as reported on the Nasdaq National Market, was $30.375 per share.

     All share numbers and prices contained in this report have been adjusted for the stock splits effected in the form of stock dividends that were approved by the Company's Board of Directors.


                         -- COMPENSATION COMMITTEE --

                                Thomas C. Weir
                              John R. Norton III

STOCK PERFORMANCE GRAPH

     The line graph below compares the cumulative total shareholder return on the Company's Class A Common Stock with the cumulative total return for the Standard & Poor's 400 Index and an index of Company-selected peer group companies for the period from December 6, 1994 (the effective date of the Company's initial public offering) through August 31, 1998. The graph assumes that the value of the investment in the Company's Class A Common Stock and each index was $100 at December 6, 1994, and that all dividends paid by those companies included in the indexes were reinvested.

                       Dec. 6     Aug. 31    Aug. 31    Aug. 31     Aug. 31
                       1994       1995       1996        1997        1998
                      --------   --------   --------   ---------   ----------
Apollo Group, Inc.
  Class A Common Stock $100.00    $336.80    $966.30   $1,352.40    $1,726.60
S&P 400                 100.00     121.20     140.70      193.10       207.30
Education Peer Group    100.00     135.30     211.70      238.90       262.50

     The education peer group is composed of the publicly-traded common stock of 13 education-related companies that include Berlitz International, Inc.
(BTZ), California Culinary Academy, Inc. (COOK), Canterbury Information Technology, Inc. (XCEL), Children?s Discovery Centers of America, Inc. (CDCR), DeVry Inc. (DV), Education Alternatives, Inc. (EAIN), ITC Learning
Corporation (ITCC), ITT Educational Services, Inc.(ESI), Nobel Education Dynamics, Inc. (NEDI), Sylvan Learning Systems, Inc. (SLVN), TRO Learning, Inc. (TUTR), Wave Technologies International, Inc. (WAVT) and Whitman Education Group, Inc. (WIX).

Item 12 -- Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of September 30, 1998. Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

                                               Class A                             Class B
                                               Shares                              Shares
                                              of Common                           of Common
Name and Address of Beneficial Owner<F1>        Stock              % Owned          Stock       % Owned
---------------------------------------   ----------------        ---------      -----------   ----------
John G. Sperling                          13,936,989<F2><F3><F4><F5> 17.7%        243,081<F17>      47.5%
Peter V. Sperling                         14,420,362<F2><F6><F7>     18.3         232,068<F18>      45.4
William H. Gibbs                             218,400<F8><F9><F10>      .3              --             --
Jerry F. Noble                               546,835<F11>              .7          27,950            5.5
Todd S. Nelson                               131,447<F12>              .2           8,385            1.6
J. Jorge Klor de Alva                         76,812<F13>              .1              --             --
Thomas C. Weir                                90,750<F14>              .1              --             --
Dino J. DeConcini                             33,113<F15>              --              --             --
Total for All Directors and Executive
 Officers as a Group (11 persons)         28,066,059<F16>            35.7%        511,484          100.0

_______________

<F1>   The address of each of the listed shareholders, unless noted
       otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

<F2>   Includes 1,435,040 shares held by the John Sperling 1994 Irrevocable
       Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

<F3>   Includes 186,157 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F4>   Includes 1,350,000 shares held by The Sperling Foundation.

<F5>   Includes 513,176 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F6>   Includes 290,090 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

<F7>   Includes 351,554 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F8>   Includes 154,957 shares held by the Gibbs Family Trust dated July 14,
       1994.

<F9>   Includes 13,974 shares held by the William H. Gibbs Revocable Trust dated March 8, 1995

<F10>  Includes 51,469 shares that Mr. Gibbs has the right to acquire within
       60 days of the date of the table set forth above.


<F11>  Includes 102,938 shares that Mr. Noble has the right to acquire within
       60 days of the date of the table set forth above.

<F12>  Includes 57,938 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

<F13>  Represents 76,500 shares that Dr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

<F14>  Includes 80,250 shares that Mr. Weir has the right to acquire within
       60 days of the date of the table set forth above.

<F15>  Includes 32,438 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

<F16>  Includes 1,307,924 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth.

<F17>  Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F18>  Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

Item 13 -- Certain Relationships and Related Transactions

     On August 14, 1998, the Company, Hughes Network Systems ("Hughes"), and Hermes Onetouch L.L.C. ("Hermes") formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. ("One Touch"). In connection with the transaction, the Company, Hughes, and Hermes entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it is anticipated that the Company will from time to time engage in transactions with One Touch for the provision of distance learning products and services. Hermes, which owns 30% of the outstanding shares of Interactive Distance Learning, Inc., is wholly-owned by Dr. John G. Sperling, the Company's Chairman, and Peter V. Sperling, the Company's Senior Vice President.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                             Sequentially
                                                               Numbered
                                                            Page or Method
                                                              of Filing
                                                           ----------------
A.  Financial Statements

    (1) Report of PricewaterhouseCoopers LLP                    Page 47

    (2) Consolidated Financial Statements

        (a)  Statement of Operations for the Years
             Ended August 31, 1998, 1997 and 1996               Page 48

        (b)  Balance Sheet as of August 31, 1998
             and 1997                                           Page 49

        (c)  Statement of Changes in Shareholders?
             Equity for the Years Ended August 31,
             1998, 1997 and 1996                                Page 50

        (d)  Statement of Cash Flows for the Years
             Ended August 31, 1998, 1997 and 1996               Page 51

        (e)  Notes to Consolidated Financial Statements         Page 52


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

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
      2.2      Assignment and Amendment of Asset Purch-      Incorporated by
               ase Agreement by and among National           reference to
               Endowment for Financial Education, Inc., the  Exhibit 10.2 of
               the College for Financial Planning, Inc.,     the Company's
               Apollo Online, Inc., and Apollo Group, Inc.,  Registration
               dated September 23, 1997                      Statement No.
                                                             333-35465 on
                                                             Form S-3 filed
                                                             September 11,
                                                             1997


      3.1      Restated and Amended Articles of              Incorporated by
               Incorporation of the Company                  reference to
               (As Amended Through September 18, 1997)       Exhibit 3.1 of
                                                             the August 31,
                                                             1997 Form 10-K

      3.2      Amended Bylaws of the Company                 Incorporated by
               (As Amended Through June 1996)                reference to
                                                             Exhibit 3.2 of
                                                             the August 31,
                                                             1996 Form 10-K

     10.1a     Business Loan Agreement between Apollo        Incorporated by
               Group, Inc. and Wells Fargo Bank, National    reference to
               Association                                   Exhibit 10.1a of
                                                             the November 30,
                                                             1997 Form 10-Q.

     10.1c     Revolving Promissory Note between Apollo      Incorporated by
               Group, Inc. and Wells Fargo Bank, National    reference to
               Association                                   Exhibit 10.1c of
                                                             the November 30,
                                                             1997 Form 10-Q.

     10.1d     Modification Agreement between Apollo Group,  Incorporated by
               Inc. and Wells Fargo Bank, National           reference to
               Association                                   Exhibit 10.1d of
                                                             the February 28,
                                                             1998 Form 10-Q.

     10.2      Apollo Group, Inc. Director Stock             Incorporated by
               Plan                                          reference to
                                                             Exhibit 10.2 of
                                                             the August 31,
                                                             1995 Form 10-K

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
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

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------

     10.12     Purchase and Sale Agreement Dated             Incorporated by
               October 10, 1995                              reference to
                                                             Exhibit 10.12 of
                                                             the August 31,
                                                             1996 Form 10-K.

     21        List of Subsidiaries                          Filed herewith

     23.1      Consent of PricewaterhouseCoopers LLP         Filed herewith

     24        Power of Attorney                             Filed herewith

     27        Financial Data Schedule                       Filed herewith

     99.1      Form of Agreement of Institute for            Incorporated by
               Professional Development                      reference to
                                                             Exhibit 99.1 of
                                                             Form S-1 No.
                                                             33-83804


D.  Reports on Form 8-K

    During the last quarter of the 1998 fiscal year, the Company filed no reports on Form 8-K.

                               	SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 11, 1998.

                                   APOLLO GROUP, INC.
                                   An Arizona Corporation


                                   By:     /s/ John G. Sperling
                                      --------------------------------
                                               John G. Sperling
                                               Chief Executive
                                             Officer and Director


                            	POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. Sperling and Todd S. Nelson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ John G. Sperling        Chairman of the Board           November 11, 1998
-------------------------   of Directors and Chief
    John G. Sperling        Executive Officer
                            (Principal Executive Officer)

/s/ Todd S. Nelson          President and Director          November 11, 1998
-------------------------
    Todd S. Nelson


/s/ J. Jorge Klor de Alva   Senior Vice President           November 11, 1998
--------------------------	 and Director
    J. Jorge Klor de Alva

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ Jerry F. Noble          Senior Vice President and       November 11, 1998
-------------------------   Director
    Jerry F. Noble


/s/ Peter V. Sperling       Senior Vice President,          November 11, 1998
-------------------------   Secretary, Treasurer and
    Peter V. Sperling       Director


/s/ William H. Gibbs        Senior Vice President and       November 11, 1998
-------------------------   Director
    William H. Gibbs


/s/ Kenda B. Gonzales       Chief Financial Officer         November 11, 1998
-------------------------   (Principal Financial Officer)
    Kenda B. Gonzales


/s/ Junette C. West         Vice President and Controller   November 11, 1998
-------------------------   (Chief Accounting Officer)
    Junette C. West


/s/ Dino J. DeConcini       Director                        November 11, 1998
-------------------------
    Dino J. DeConcini


/s/ Thomas C. Weir          Director                        November 11, 1998
-------------------------
    Thomas C. Weir


/s/ John R. Norton III      Director                        November 11, 1998
-------------------------
    John R. Norton III


/s/ Hedy F. Govenar         Director                        November 11, 1998
-------------------------
    Hedy F. Govenar