Form 10-Q
period 1998-11-30
APOLLO GROUP INC
filed 1999-01-12
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended November 30, 1998

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF JANUARY 6, 1999

               Class A Common Stock, no par 77,687,670 Shares
               Class B Common Stock, no par 511,484 Shares

                     APOLLO GROUP, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                                   INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .10
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .16



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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                           Three Months Ended
                                                               November 30,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                               (Unaudited)
Revenues:
Tuition and other, net                                     $115,698  $ 87,875
Interest income                                               1,312     1,325
                                                           --------  --------
Total net revenues                                          117,010    89,200
                                                           --------  --------
Costs and expenses:
Instruction costs and services                               67,668    52,623
Selling and promotional                                      17,932    10,566
General and administrative                                    9,125     8,446
                                                           --------  --------
Total costs and expenses                                     94,725    71,635
                                                           --------  --------
Income before income taxes                                   22,285    17,565
Less provision for income taxes                               8,747     6,956
                                                           --------  --------
Net income                                                 $ 13,538  $ 10,609
                                                           ========  ========
Basic net income per share                                 $    .17  $    .14
                                                           ========  ========
Diluted net income per share                               $    .17  $    .13
                                                           ========  ========

Basic weighted average shares
  outstanding                                                77,502    76,758

Diluted weighted average shares
  outstanding                                                79,159    78,689

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                              November 30,    August 31,
                                                                                  1998           1998
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 51,839       $ 52,326
Restricted cash                                                                     26,140         22,713
Marketable securities                                                               28,529         27,538
Receivables, net                                                                    69,102         61,282
Deferred tax assets, net                                                             6,221          6,203
Other current assets                                                                 3,645          3,945
                                                                                 ---------      ---------
Total current assets                                                               185,476        174,007
Property and equipment, net                                                         55,800         46,618
Marketable securities                                                               14,592         17,929
Investment in joint venture                                                         10,701         10,807
Cost in excess of fair value of assets purchased, net                               40,943         41,398
Other assets                                                                        13,534         14,401
                                                                                 ---------      ---------
Total assets                                                                      $321,046       $305,160
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    333       $    333
Accounts payable                                                                     8,163          9,684
Accrued liabilities                                                                 20,121         21,311
Income taxes payable                                                                 7,342          1,007
Student deposits and current portion of deferred revenue                            66,063         63,239
                                                                                 ---------      ---------
Total current liabilities                                                          102,022         95,574
                                                                                 ---------      ---------
Deferred tuition revenue, less current portion                                       5,163          4,592
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          3,632          3,750
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                        2,003          1,436
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 76,962,000 and 77,112,000 issued and outstanding at November 30, 1998 and
 August 31, 1998, respectively                                                         101            101
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at November 30, 1998 and August 31, 1998                 1              1
Additional paid-in capital                                                          83,974         80,677
Retained earnings                                                                  132,561        119,023
Cumulative translation adjustment                                                        7              6
Treasury stock, at cost, 340,000 shares                                             (8,418)
                                                                                 ---------      ---------
Total shareholders' equity                                                         208,226        199,808
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $321,046       $305,160
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                         Three Months Ended
                                                            November 30,
                                                       ---------------------
                                                         1998         1997
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                            $ 13,538    $ 10,609
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         4,398       3,486
     Provision for uncollectible accounts                  3,044       2,906
     Deferred income taxes                                   549        (182)
     Tax benefits of stock options exercised               1,335       2,357
     Decrease (increase) in assets:
      Restricted cash                                     (3,427)     (2,457)
      Receivables, net                                   (10,864)     (9,166)
      Other assets                                         1,318         325
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             3,624       5,405
      Student deposits and deferred revenue                3,395       3,854
      Other liabilities                                       82          (1)
                                                        --------    --------
Net cash provided by operating activities                 16,992      17,136
                                                        --------    --------
Cash flows from investing activities:
  Net additions to property and equipment                (12,297)     (4,864)
  Maturities of marketable securities                      3,896       2,500
  Purchase of marketable securities                       (1,591)     (4,802)
  Purchase of other assets                                  (832)       (318)
  Cash paid for acquisition                                          (19,378)
                                                        --------    --------
Net cash used for investing activities                   (10,824)    (26,862)
                                                        --------    --------
Cash flows from financing activities:
  Purchase of common stock                                (8,418)
  Issuance of common stock                                 1,962       1,688
  Payments on long-term debt                                (200)        (50)
                                                        --------    --------
Net cash provided by (used for) financing activities      (6,656)      1,638
                                                        --------    --------
Effect of currency translation                                 1           3
                                                        --------    --------
Net decrease in cash and cash equivalents                   (487)     (8,085)
Cash and cash equivalents at beginning of period          52,326      58,928
                                                        --------    --------
Cash and cash equivalents at end of period              $ 51,839    $ 50,843
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning Institutes Corporation (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1998 and 1997 refer to the periods ended November 30, 1998 and 1997, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for 1998 and 1997 was reviewed by PricewaterhouseCoopers LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month period ended November 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective in the Company's 1999 fiscal year. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will be required to report net income and foreign currency translation adjustments as components of comprehensive income. The components of comprehensive income, other than those included in net income, were immaterial for the quarter ended November 30, 1998.

5. A reconciliation of the basic and diluted per share computations for 1998 and 1997 are as follows:

                              For the Three Months Ended November 30,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1998                          1997
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $13,538   77,502     $ .17    $10,609   76,758     $ .14
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                1,657                         1,931
                    -------   ------              -------   ------
Diluted net income
 per share          $13,538   79,159     $ .17    $10,609   78,689     $ .13
                    =======   ======     =====    =======   ======     =====

6. Certain financial information for the three months ended November 30, 1997 has been reclassified to conform to the 1998 presentation, having no effect on net income.

                     Review by Independent Accountants


	The financial information as of November 30, 1998, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP
("PricewaterhouseCoopers"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers's report is included in this quarterly report.

	PricewaterhouseCoopers does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a "report" or "part of a registration statement" within the meaning of Sections
7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 1998, and the related consolidated statements of operations and of cash flows for the three-month periods ended November 30, 1998 and 1997. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1998, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated October 19, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 16, 1998

9<PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month period ended November 30, 1998 included in Item 1.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain the North Central Association of Colleges and Schools'("NCA") approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                                              Three Months
                                                           Ended November 30,
                                                           -----------------
                                                            1998       1997
                                                           ------     ------
                                                              (Unaudited)
Revenues:
Tuition and other, net                                       98.9%      98.5%
Interest income                                               1.1        1.5
                                                           ------     ------
Total net revenues                                          100.0      100.0
                                                           ------     ------
Costs and expenses:
Instruction costs and services                               57.8       59.0
Selling and promotional                                      15.3       11.9
General and administrative                                    7.8        9.4
                                                           ------     ------
Total costs and expenses                                     80.9       80.3
                                                           ------     ------
Income before income taxes                                   19.1       19.7
Less provision for income taxes                               7.5        7.8
                                                           ------     ------
Net income                                                   11.6%      11.9%
                                                           ======     ======

THREE MONTHS ENDED NOVEMBER 30, 1998 (FIRST QUARTER OF 1999) COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1997 (FIRST QUARTER OF 1998)

     Net revenues increased by 31.2% to $117.0 million in 1998 from $89.2 million in 1997 due primarily to a 26.4% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program). Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1997 to 1998.

     Tuition and other net revenues for the three months ended November 30, 1998 and 1997 consists primarily of $102.7 million and $77.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $5.7 million and $4.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 74,400 in 1998 from approximately 58,800 in 1997.

     Interest income was $1.3 million in both 1998 and 1997. Interest income did not increase in 1998 due to lower interest rates in effect during 1998.

     Instruction costs and services increased by 28.6% to $67.7 million in 1998 from $52.6 million in 1997 due primarily to the direct costs necessary to support the increase in average degree student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 57.8% in 1998 from 59.0% in 1997 due primarily to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 69.7% to $17.9 million in 1998 from $10.6 million in 1997 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to newly opened campuses and learning centers and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 15.3% in 1998 from 11.9% in 1997 due to an increase in the number of campuses opened in new markets during the last two years and an increase in the number of marketing and enrollment staff.

     General and administrative expenses increased by 8.0% to $9.1 million in 1998 from $8.4 million in 1997 due primarily to costs required to support the increased number of campuses and learning centers and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 7.8% in 1998 from 9.4% in 1997 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $2.1 million and $1.7 million in 1998 and 1997, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was less than $5,000 in both 1998 and 1997.

     The Company's effective tax rate was 39.3% and 39.6% in 1998 and 1997, respectively.

     Net income increased to $13.5 million in 1998 from $10.6 million in 1997 due primarily to increased enrollments, increased tuition rates and improved utilization of general and administrative costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities remained relatively the same at $17.0 million in 1998 and $17.1 million in 1997. This resulted primarily from increased net income offset in part by increases in restricted cash and accounts receivable. The increase in accounts receivable was primarily attributable to the general growth in operations as well as the implementation in the fourth quarter of fiscal year 1998 of new financial aid processing software. Although the Company believes that the new software will ultimately result in processing efficiencies and faster collections, delays in processing were experienced during the transition and training period. The Company expects its accounts receivable balance to return to more normalized levels by mid-1999. Bad debt expense was approximately 3% of tuition revenues in 1998 and 1997.

     Capital expenditures increased to $12.3 million in 1998 from $4.9 million in 1997 primarily due to the installation of a new phone system at the corporate offices and several campuses, the installation of computer labs related to the expansion of Information Technology programs, continued development of the new financial aid processing software, leasehold improvements at the corporate offices and to support an increase in the number of overall locations. Total purchases of property and equipment for the year ended August 31, 1999 are expected to range from $28.0 to $30.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, hardware and software related to the Company's planned conversion to a new human resource system and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     Start-up costs are expected to range from $8.0 to $10.0 million in 1999, as compared to $7.2 million in 1998, due to recent and planned expansion into new geographic markets.

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. As of November 30, 1998, the Company had repurchased approximately 340,000 shares at a total cost of approximately $8.4 million.

     The Department of Education (DOE) requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of November 30, 1998, the Company had approximately $26.1 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     In December 1998, the Company announced a strategic plan to outsource the administration and processing of UOP's and WIU's student financial aid programs to Arthur Andersen Process Solutions. The contract is expected to be finalized during the second quarter of 1999.

DEPARTMENT OF EDUCATION REVIEWS

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report has been received. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP submitted its response to these findings in January 1999. The DOE will issue a final program review determination after it completes its review of the response. The Company is uncertain when the final determination will be issued and what the results of the findings will be.

     Additionally, in January 1998, the Department of Education Office of the Inspector General ("OIG") began performing a routine audit of UOP. The auditors reviewed UOP's cash management policies. Although no draft report has been received from the OIG, the audit team indicated at the exit interview that it had no findings regarding cash management policies. The team did present questions regarding UOP's interpretation of the "12-hour rule", UOP's distance education programs and institutional refund obligations. UOP has supplied the OIG with the information they have requested and is awaiting an initial draft report. Although the Company believes that the program review and OIG audit will be resolved without any material effect, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved.

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

     The Company is currently in the assessment phase of evaluating its core business information systems for Year 2000 readiness and has extended that review to include a wide variety of other IT and non-IT systems. As a result of hardware and software upgrades and computer system purchases over the past few years, many of the Company's computer systems should not have a Year 2000 problem or have been warranted to be Year 2000 compliant by third-party vendors. The Company is continuing the process of updating much of its existing software for Year 2000 compliance by acquiring new and upgraded third party software packages to replace existing software and modifying existing internally developed software. In no case is a system being replaced solely because of Year 2000 issues, although in some cases, the timing of system replacements is being accelerated. Sufficient testing of the Company's IT systems has not been completed to fully validate readiness. Additional testing is planned during 1999 to reasonably ensure Year 2000 compliance. Additionally, while the Company may have incurred an opportunity cost for addressing the Year 2000 issue, it does not believe that any specific IT projects have been deferred as a result of its Year 2000 efforts. The Company's non-IT compliance is focused primarily in the area of facilities leased by the Company. The Company is working with its lessors to ensure compliance on these non-IT systems.

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


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

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


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: January 11, 1999             By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                           Chief Accounting Officer


                                   By:     /s/ Kenda B. Gonzales
                                      ----------------------------------
                                               Kenda B. Gonzales
                                           Chief Financial Officer


                                   By:     /s/ Todd S. Nelson
                                      ----------------------------------
                                               Todd S. Nelson
                                                 President

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith