Form 10-Q
period 1999-02-28
APOLLO GROUP INC
filed 1999-04-14
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 1999

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF APRIL 5, 1999

               Class A Common Stock, no par 77,730,027 Shares
               Class B Common Stock, no par 511,484 Shares

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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended    Six Months Ended
                                          February 28,         February 28,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
                                          (Unaudited)          (Unaudited)
Revenues:
Tuition and other, net                $109,356  $ 85,078   $225,054  $172,953
Interest income                          1,304     1,386      2,616     2,711
                                      --------  --------   --------  --------
Total net revenues                     110,660    86,464    227,670   175,664
                                      --------  --------   --------  --------
Costs and expenses:
Instruction costs and services          65,619    54,780    133,287   107,403
Selling and promotional                 18,517    10,770     36,449    21,336
General and administrative               9,536     8,116     18,661    16,562
                                      --------  --------   --------  --------
Total costs and expenses                93,672    73,666    188,397   145,301
                                      --------  --------   --------  --------
Income before income taxes              16,988    12,798     39,273    30,363
Less provision for income taxes          6,833     5,068     15,580    12,024
                                      --------  --------   --------  --------
Net income                            $ 10,155  $  7,730   $ 23,693  $ 18,339
                                      ========  ========   ========  ========
Basic net income per share            $    .13  $    .10   $    .30  $    .24
                                      ========  ========   ========  ========
Diluted net income per share          $    .13  $    .10   $    .30  $    .23
                                      ========  ========   ========  ========

Basic weighted average shares
  outstanding                           78,028    77,171     77,765    76,965

Diluted weighted average shares
  outstanding                           79,195    79,035     79,177    78,862

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                              February 28,    August 31,
                                                                                  1999           1998
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 51,336       $ 52,326
Restricted cash                                                                     25,278         22,713
Marketable securities                                                               31,765         27,538
Receivables, net                                                                    75,953         61,282
Deferred tax assets, net                                                             6,403          6,203
Other current assets                                                                 3,465          3,945
                                                                                 ---------      ---------
Total current assets                                                               194,200        174,007
Property and equipment, net                                                         59,858         46,618
Marketable securities                                                                8,550         17,929
Investment in joint venture                                                         10,701         10,807
Cost in excess of fair value of assets purchased, net                               40,601         41,398
Other assets                                                                        18,305         14,401
                                                                                 ---------      ---------
Total assets                                                                      $332,215       $305,160
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    333       $    333
Accounts payable                                                                     7,563          9,684
Accrued liabilities                                                                 17,630         21,311
Income taxes payable                                                                                1,007
Student deposits and current portion of deferred revenue                            70,597         63,239
                                                                                 ---------      ---------
Total current liabilities                                                           96,123         95,574
                                                                                 ---------      ---------
Deferred tuition revenue, less current portion                                       6,144          4,592
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          3,738          3,750
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                        2,003          1,436
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 77,712,000 and 77,112,000 issued and outstanding at February 28, 1999 and
 August 31, 1998, respectively                                                         102            101
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at February 28, 1999 and August 31, 1998                 1              1
Additional paid-in capital                                                          95,857         80,677
Treasury stock, at cost, 580,000 shares                                            (14,472)
Retained earnings                                                                  142,716        119,023
Cumulative translation adjustment                                                        3              6
                                                                                 ---------      ---------
Total shareholders' equity                                                         224,207        199,808
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $332,215       $305,160
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                          Six Months Ended
                                                            February 28,
                                                       ---------------------
                                                         1999         1998
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                            $ 23,693    $ 18,339
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         8,992       6,385
     Provision for uncollectible accounts                  6,116       4,483
     Deferred income taxes                                   367        (183)
     Tax benefits of stock options exercised               9,166       3,523
     Increase in assets:
      Restricted cash                                     (2,565)     (5,997)
      Receivables, net                                   (20,787)    (15,588)
      Other assets                                        (3,316)     (1,007)
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities            (6,809)      3,505
      Student deposits and deferred revenue                8,910       8,120
      Other liabilities                                      188          89
                                                        --------    --------
Net cash provided by operating activities                 23,955      21,669
                                                        --------    --------
Cash flows from investing activities:
  Net additions to property and equipment                (20,070)     (9,199)
  Maturities of marketable securities                      9,025      12,730
  Purchase of marketable securities                       (4,070)    (15,838)
  Purchase of other assets                                (1,170)       (717)
  Cash paid for acquisition                                          (19,378)
                                                        --------    --------
Net cash used for investing activities                   (16,285)    (32,402)
                                                        --------    --------
Cash flows from financing activities:
  Purchase of common stock                               (14,472)
  Issuance of common stock                                 6,015       3,246
  Payments on long-term debt                                (200)        (50)
                                                        --------    --------
Net cash provided by (used for) financing activities      (8,657)      3,196
                                                        --------    --------
Effect of currency translation                                (3)          4
                                                        --------    --------
Net decrease in cash and cash equivalents                   (990)     (7,533)
Cash and cash equivalents at beginning of period          52,326      58,928
                                                        --------    --------
Cash and cash equivalents at end of period              $ 51,336    $ 51,395
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning Institutes Corporation (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1999 and 1998 refer to the periods ended February 28, 1999 and 1998, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for 1999 and 1998 was reviewed by PricewaterhouseCoopers LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month and six-month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective in the Company's 1999 fiscal year. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company will be required to report net income and foreign currency translation adjustments as components of comprehensive income. The components of comprehensive income, other than net income, were immaterial for the three-month and six-month periods ended February 28, 1999.

5. A reconciliation of the basic and diluted per share computations for 1999 and 1998 is as follows:

                              For the Three Months Ended February 28,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1999                          1998
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $10,155   78,028     $ .13    $ 7,730   77,171     $ .10
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                1,167                         1,864
                    -------   ------              -------   ------
Diluted net income
 per share          $10,155   79,195     $ .13    $ 7,730   79,035     $ .10
                    =======   ======     =====    =======   ======     =====

                               For the Six Months Ended February 28,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1999                          1998
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $23,693   77,765     $ .30    $18,339   76,965     $ .24
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                1,412                         1,897
                    -------   ------              -------   ------
Diluted net income
 per share          $23,693   79,177     $ .30    $18,339   78,862     $ .23
                    =======   ======     =====    =======   ======     =====

6. Certain financial information for the three months and six months ended February 28, 1998 has been reclassified to conform to the 1999 presentation, having no effect on net income.

                     Review by Independent Accountants


	The financial information as of February 28, 1999, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 1999, and the related consolidated statement of operations for the three-month and six-month periods ended February 28, 1999 and 1998 and the consolidated statement of cash flows for the six-month periods ended February 28, 1999 and 1998. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 12, 1999

9<PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended February 28, 1999 included in Item 1.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this quarterly report, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation, new or revised interpretations of regulatory requirements, changes in or new interpretations of other applicable laws, rules and regulations, failure to maintain or renew required regulatory approvals, accreditation or state authorizations by UOP or certain IPD institutions, failure to obtain authorizations from states in which UOP does not currently provide degree programs, failure to obtain the North Central Association of Colleges and Schools' ("NCA") approval for UOP to operate in new states, changes in student enrollment, and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended August 31, 1998.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                         Three Months          Six Months
                                      Ended February 28,   Ended February 28,
                                      -----------------    -----------------
                                       1999       1998      1999       1998
                                      ------     ------    ------     ------
                                         (Unaudited)          (Unaudited)
Revenues:
Tuition and other, net                  98.8%      98.4%     98.9%      98.5%
Interest income                          1.2        1.6       1.1        1.5
                                      ------     ------    ------     ------
Total net revenues                     100.0      100.0     100.0      100.0
                                      ------     ------    ------     ------
Costs and expenses:
Instruction costs and services          59.3       63.3      58.6       61.2
Selling and promotional                 16.7       12.5      16.0       12.2
General and administrative               8.6        9.4       8.2        9.4
                                      ------     ------    ------     ------
Total costs and expenses                84.6       85.2      82.8       82.8
                                      ------     ------    ------     ------
Income before income taxes              15.4       14.8      17.2       17.2
Less provision for income taxes          6.2        5.9       6.8        6.8
                                      ------     ------    ------     ------
Net income                               9.2%       8.9%     10.4%      10.4%
                                      ======     ======    ======     ======

THREE MONTHS ENDED FEBRUARY 28, 1999 (SECOND QUARTER OF 1999) COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1998 (SECOND QUARTER OF 1998)

     Net revenues increased by 28.0% to $110.7 million in 1999 from $86.5 million in 1998 due primarily to a 24.1% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program). Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1998 to 1999.

     Tuition and other net revenues for the three months ended February 28, 1999 and 1998 consists primarily of $95.5 million and $72.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $6.2 million and $5.8 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 77,700 in 1999 from approximately 62,600 in 1998.

     Interest income was $1.3 million and $1.4 million in 1999 and 1998, respectively. Interest income decreased in 1999 due primarily to lower interest rates in effect during 1999.

     Instruction costs and services increased by 19.8% to $65.6 million in 1999 from $54.8 million in 1998 due primarily to the direct costs necessary to support the increase in average degree student enrollments and to the Department of Education program review costs. Direct costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 59.3% in 1999 from 63.3% in 1998 due primarily to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 71.9% to $18.5 million in 1999 from $10.8 million in 1998 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to eight new campuses and learning centers opened during the second quarter of 1999 and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 16.7% in 1999 from 12.5% in 1998 due to an increase in the number of campuses opened in new markets during the last two years and an increase in the number of marketing and enrollment staff.

     General and administrative expenses increased by 17.5% to $9.5 million in 1999 from $8.1 million in 1998 due primarily to costs required to support the increased number of campuses and learning centers and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 8.6% in 1999 from 9.4% in 1998 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $2.0 million and $1.8 million in 1999 and 1998, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was less than $30,000 in both 1999 and 1998.

     The Company's effective tax rate increased to 40.2% in 1999 from 39.6% in 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $10.2 million in 1999 from $7.7 million in 1998 due primarily to increased enrollments, increased tuition rates and improved utilization of instruction costs and services and general and administrative costs.

SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1998

     Net revenues increased by 29.6% to $227.7 million in 1999 from $175.7 million in 1998 due primarily to a 25.4% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program). Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1998 to 1999.

     Tuition and other net revenues for the six months ended February 28, 1999 and 1998 consists primarily of $198.2 million and $149.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $11.9 million and $10.0 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 76,100 in 1999 from approximately 60,700 in 1998.

     Interest income was $2.6 million and $2.7 million in 1999 and 1998, respectively. Interest income decreased in 1999 due primarily to lower interest rates in effect during 1999.

     Instruction costs and services increased by 24.1% to $133.3 million in 1999 from $107.4 million in 1998 due primarily to the direct costs necessary to support the increase in average degree student enrollments and to the Department of Education program review costs. Direct costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 58.6% in 1999 from 61.2% in 1998 due primarily to greater net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 70.8% to $36.4 million in 1999 from $21.3 million in 1998 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to fifteen new campuses and learning centers opened during the six months ended February 28, 1999 and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 16.0% in 1999 from 12.2% in 1998 due to an increase in the number of campuses opened in new markets during the last two years and an increase in the number of marketing and enrollment staff.

     General and administrative expenses increased by 12.7% to $18.7 million in 1999 from $16.6 million in 1998 due primarily to costs required to support the increased number of campuses and learning centers and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 8.2% in 1999 from 9.4% in 1998 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $4.1 million and $3.5 million in 1999 and 1998, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was less than $30,000 in both 1999 and 1998.

     The Company's effective tax rate increased to 39.7% in 1999 from 39.6% in 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $23.7 million in 1999 from $18.3 million in 1998 due primarily to increased enrollments, increased tuition rates and improved utilization of instruction costs and services and general and administrative costs.

SEASONALITY IN RESULTS OF OPERATIONS

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter (December to February) average enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     The Company experiences an increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than in any other month during the year.

      The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $24.0 million in 1999 from $21.7 million in 1998. The increase resulted primarily from increased net income offset in part by an increase in accounts receivable. The increase in accounts receivable was primarily attributable to the general growth in operations as well as the implementation in the fourth quarter of fiscal year 1998 of new financial aid processing software. Although the Company believes that the new software will ultimately result in processing efficiencies and faster collections, delays in processing were experienced during the transition and training period. It has taken longer than the Company originally expected to get through this transition period which was complicated by the transition of financial aid processing to Arthur Andersen Processing Solutions. The Company believes that the backlog in the financial aid processing is improving, and it expects it accounts receivable balance to return to more normalized levels by the end of the fiscal year.

     Capital expenditures increased to $20.1 million in 1999 from $9.2 million in 1998 primarily due to the installation of new phone systems at the corporate offices and several campuses, the installation of computer labs related to the expansion of Information Technology programs, continued development of the new financial aid processing software, leasehold improvements at the corporate offices and to support an increase in the number of overall locations. Total purchases of property and equipment for the year ended August 31, 1999 are expected to range from $33.0 to $38.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, hardware and software related to the Company's planned conversion to a new human resource system and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     Start-up costs are expected to range from $8.0 to $10.0 million in 1999, as compared to $7.2 million in 1998, due to recent and planned expansion into new geographic markets.

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. As of February 28, 1999, the Company had repurchased approximately 580,000 shares at a total cost of approximately $14.5 million.

     The Department of Education (DOE) requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of February 28, 1999, the Company had approximately $25.3 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     In December 1998, the Company announced a strategic plan to outsource the administration and processing of UOP's and WIU's student financial aid programs to Arthur Andersen Process Solutions. The contract is expected to be finalized during the third quarter of 1999.

DEPARTMENT OF EDUCATION REVIEWS

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report was received in April 1998. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP submitted its response to these findings in January 1999. The DOE will issue a final program review determination after it completes its review of the response. The Company is uncertain when the final determination will be issued and what the results of the findings will be.

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

     As previously disclosed, the Company assumed the Title IV liabilities of Western International University ("Western") which were subject to change based on the results of the DOE's audit of Western's Title IV Programs. The final program review results have been received from the DOE and this matter is now resolved without a material impact to the Company.

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

     As a result of planned hardware and software upgrades over the last several years, many of the Company's IT systems are Year 2000 compliant. The Company has completed the inventory and assessment phases of its Year 2000 readiness program with respect to its major IT systems. The testing and remediation phases are currently expected to be completed by August 31, 1999. Although the Company currently expects that all of its IT systems will be Year 2000 compliant by December 31, 1999, appropriate contingency plans will be developed for those systems which can not be remediated by that date.
That Company does not have any significant non-IT Year 2000 issues.

     The Company has substantially completed the inventory and assessment phases of it Year 2000 readiness program with respect to significant suppliers to determine the extent to which the Company may be vulnerable in the event that such parties are unable to remediate their own Year 2000 issues. Assessment procedures with respect to such parties, who include, among others, the U. S. Department of Education (DOE), accreditation agencies, financial institutions and lessors, have consisted primarily of correspondence with such parties. The Company currently plans to perform testing of certain suppliers' Year 2000 readiness programs over the next few months with completion currently expected by September 30, 1999. The Company will develop appropriate contingency plans, if possible, for those suppliers who the Company determines will not be Year 2000 compliant by December 31, 1999.

     The Company believes that the most reasonably likely worst-case scenario for the Year 2000 issue would be the failure of a significant supplier, including the DOE, to successfully complete their Year 2000 remediation efforts. The Company's operations and liquidity largely depend upon student tuition funding provided by the DOE's Title IV Programs. The Company could also be significantly impacted by widespread economic or financial market disruption caused by Year 2000 issues. If such events were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its financial position, results of operations or cash flows. As previously mentioned, the Company will develop contingency plans, if possible, for those suppliers it determines will not be Year 2000 compliant by December 31, 1999.

     Costs incurred to date in connection with the Company's Year 2000 efforts have not been material. Additionally, the Company does not expect that remaining costs required to complete such efforts will be material. Although the Company is unable to predict the impact of any Year 2000-related disruptions on its business, management does not currently believe that such disruptions will have a material adverse impact on the Company's financial position, results of operations or cash flows.

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


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     On December 15, 1998, the holders of the Company's Class B Common Stock acted by unanimous written consent in lieu of an annual meeting. The shareholders re-elected the Company's entire Board of Directors and designated John G. Sperling, Dino J. DeConcini and Thomas C. Weir as Class I directors, each to hold office until the 1999 Annual Meeting of Shareholders, John R. Norton III, Hedy F. Govenar and J. Jorge Klor de Alva as Class II directors, each to hold office until the 2000 Annual Meeting of Shareholders, and Todd S. Nelson, Peter V. Sperling and Jerry F. Noble as Class III directors, each to hold office until the 2001 Annual Meeting of Shareholders.


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

     Exhibit 10.1e Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended February 28, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: April 14, 1999               By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                           Chief Accounting Officer


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

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith

10.1e Second Modification Agreement between Apollo Group,      Filed herewith
      Inc. and Wells Fargo, National Association dated
      August 13, 1998