Form 10-Q
period 1999-05-31
APOLLO GROUP INC
filed 1999-07-14
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended May 31, 1999

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

                               (480) 966-5394
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes	  [ ] No

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF JUNE 30, 1999

               Class A Common Stock, no par 76,749,755 Shares
               Class B Common Stock, no par 511,484 Shares

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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                      Three Months Ended    Nine Months Ended
                                            May 31,              May 31,
                                      ------------------   ------------------
                                        1999      1998       1999      1998
                                      --------  --------   --------  --------
                                          (Unaudited)          (Unaudited)
Revenues:
Tuition and other, net                $138,107  $105,201   $363,161  $278,154
Interest income                          1,366     1,582      3,982     4,293
                                      --------  --------   --------  --------
Total net revenues                     139,473   106,783    367,143   282,447
                                      --------  --------   --------  --------
Costs and expenses:
Instruction costs and services          78,873    61,093    212,160   168,496
Selling and promotional                 18,783    11,504     55,232    32,840
General and administrative              10,077     8,479     28,738    25,041
                                      --------  --------   --------  --------
Total costs and expenses               107,733    81,076    296,130   226,377
                                      --------  --------   --------  --------
Income before income taxes              31,740    25,707     71,013    56,070
Less provision for income taxes         12,780    10,185     28,360    22,209
                                      --------  --------   --------  --------
Net income                            $ 18,960  $ 15,522   $ 42,653  $ 33,861
                                      ========  ========   ========  ========
Basic net income per share            $    .24  $    .20   $    .55  $    .44
                                      ========  ========   ========  ========
Diluted net income per share          $    .24  $    .20   $    .54  $    .43
                                      ========  ========   ========  ========

Basic weighted average shares
  outstanding                           77,963    77,459     77,831    77,130

Diluted weighted average shares
  outstanding                           78,914    79,250     79,089    78,991

The accompanying notes are an integral part of these consolidated financial statements.


                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                                 May 31,      August 31,
                                                                                  1999           1998
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 44,104       $ 52,326
Restricted cash                                                                     28,063         22,713
Marketable securities                                                               29,884         27,538
Receivables, net                                                                    73,371         61,282
Deferred tax assets, net                                                             7,216          6,203
Other current assets                                                                 6,370          3,945
                                                                                 ---------      ---------
Total current assets                                                               189,008        174,007
Property and equipment, net                                                         68,081         46,618
Marketable securities                                                               10,125         17,929
Investment in joint venture                                                         10,701         10,807
Cost in excess of fair value of assets purchased, net                               40,259         41,398
Other assets                                                                        16,148         14,401
                                                                                 ---------      ---------
Total assets                                                                      $334,322       $305,160
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    346       $    333
Accounts payable                                                                    12,857          9,684
Accrued liabilities                                                                 14,619         21,311
Income taxes payable                                                                                1,007
Student deposits and current portion of deferred revenue                            78,479         63,239
                                                                                 ---------      ---------
Total current liabilities                                                          106,301         95,574
                                                                                 ---------      ---------
Deferred tuition revenue, less current portion                                       2,375          4,592
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          3,916          3,750
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                        1,990          1,436
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 78,427,000 and 77,112,000 issued at May 31, 1999 and
 August 31, 1998, respectively                                                         102            101
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at May 31, 1999 and August 31, 1998                      1              1
Additional paid-in capital                                                          97,828         80,677
Treasury stock, at cost, 1,621,000 shares                                          (39,855)
Retained earnings                                                                  161,676        119,023
Cumulative translation adjustment                                                      (12)             6
                                                                                 ---------      ---------
Total shareholders' equity                                                         219,740        199,808
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $334,322       $305,160
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                         Nine Months Ended
                                                              May 31,
                                                       ---------------------
                                                         1999         1998
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows provided by (used for) operating
 activities:
  Net income                                            $ 42,653    $ 33,861
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        14,473       9,427
     Provision for uncollectible accounts                  7,368       4,629
     Deferred income taxes                                  (459)     (1,910)
     Tax benefits of stock options exercised               9,398       6,809
     Increase in assets:
      Restricted cash                                     (5,350)     (3,910)
      Receivables, net                                   (19,221)    (16,651)
      Other assets                                        (5,617)     (2,601)
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities            (4,526)      7,460
      Student deposits and deferred revenue               13,023       9,105
      Other liabilities                                      379         132
                                                        --------    --------
Net cash provided by operating activities                 52,121      46,351
                                                        --------    --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment                (32,901)    (18,641)
  Maturities of marketable securities                     12,335      17,486
  Purchase of marketable securities                       (7,245)    (32,476)
  Purchase of other assets                                (1,835)     (1,140)
  Proceeds from sale of land                               1,622
  Cash paid for acquisition                                          (19,378)
                                                        --------    --------
Net cash used for investing activities                   (28,024)    (54,149)
                                                        --------    --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                               (39,855)
  Issuance of common stock                                 7,754       5,109
  Payments on long-term debt                                (200)        (50)
                                                        --------    --------
Net cash provided by (used for) financing activities     (32,301)      5,059
                                                        --------    --------
Effect of currency translation                               (18)          4
                                                        --------    --------
Net decrease in cash and cash equivalents                 (8,222)     (2,735)
Cash and cash equivalents at beginning of period          52,326      58,928
                                                        --------    --------
Cash and cash equivalents at end of period              $ 44,104    $ 56,193
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU") and the College for Financial Planning Institutes Corporation (the "College"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 1999 and 1998 refer to the periods ended May 31, 1999 and 1998, respectively.

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

3. The results of operations for the three-month and nine-month periods ended May 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective in the Company's 1999 fiscal year. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a reporting period, except those resulting from investments by owners and distributions to owners. The Company is required to report net income and foreign currency translation adjustments as components of comprehensive income. The components of comprehensive income, other than net income, were immaterial for the three-month and nine-month periods ended May 31, 1999.

5. A reconciliation of the basic and diluted per share computations for 1999 and 1998 is as follows:

                                For the Three Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1999                          1998
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $18,960   77,963     $ .24    $15,522   77,459     $ .20
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  951                         1,791
                    -------   ------              -------   ------
Diluted net income
 per share          $18,960   78,914     $ .24    $15,522   79,250     $ .20
                    =======   ======     =====    =======   ======     =====

                                 For the Nine Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1999                          1998
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $42,653   77,831     $ .55    $33,861   77,130     $ .44
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                1,258                         1,861
                    -------   ------              -------   ------
Diluted net income
 per share          $42,653   79,089     $ .54    $33,861   78,991     $ .43
                    =======   ======     =====    =======   ======     =====

6. Certain financial information for the three months and nine months ended May 31, 1998 has been reclassified to conform to the 1999 presentation, having no effect on net income.

                     Review by Independent Accountants


	The financial information as of May 31, 1999, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 1999, and the related consolidated statement of operations for the three-month and nine-month periods ended May 31, 1999 and 1998 and the consolidated statement of cash flows for the nine-month periods ended May 31, 1999 and 1998. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
June 18, 1999

9<PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended May 31, 1999 included in Item 1.

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

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                         Three Months          Nine Months
                                         Ended May 31,        Ended May 31,
                                      -----------------    -----------------
                                       1999       1998      1999       1998
                                      ------     ------    ------     ------
                                         (Unaudited)          (Unaudited)
Revenues:
Tuition and other, net                  99.0%      98.5%     98.9%      98.5%
Interest income                          1.0        1.5       1.1        1.5
                                      ------     ------    ------     ------
Total net revenues                     100.0      100.0     100.0      100.0
                                      ------     ------    ------     ------
Costs and expenses:
Instruction costs and services          56.5       57.2      57.8       59.6
Selling and promotional                 13.5       10.8      15.1       11.6
General and administrative               7.2        7.9       7.8        8.9
                                      ------     ------    ------     ------
Total costs and expenses                77.2       75.9      80.7       80.1
                                      ------     ------    ------     ------
Income before income taxes              22.8       24.1      19.3       19.9
Less provision for income taxes          9.2        9.6       7.7        7.9
                                      ------     ------    ------     ------
Net income                              13.6%      14.5%     11.6%      12.0%
                                      ======     ======    ======     ======

THREE MONTHS ENDED MAY 31, 1999 (THIRD QUARTER OF 1999) COMPARED
WITH THREE MONTHS ENDED MAY 31, 1998 (THIRD QUARTER OF 1998)

     Net revenues increased by 30.6% to $139.5 million in 1999 from $106.8 million in 1998 due primarily to a 21.4% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1998 to 1999.

     Tuition and other net revenues for the three months ended May 31, 1999 and 1998 consists primarily of $121.8 million and $91.8 million, respectively, of net tuition revenues from students enrolled in degree programs and $6.8 million and $6.5 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 80,900 in 1999 from approximately 66,600 in 1998.

     Interest income was $1.4 million and $1.6 million in 1999 and 1998, respectively. Interest income decreased in 1999 due primarily to lower average cash balances and lower interest rates in effect during 1999.

     Instruction costs and services increased by 29.1% to $78.9 million in 1999 from $61.1 million in 1998 due primarily to the direct costs necessary to support the increase in degree student enrollments and to the Department of Education program review costs. Direct costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 56.5% in 1999 from 57.2% in 1998 due primarily to greater net revenues being spread over the fixed costs related to centralized student services.
As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 63.3% to $18.8 million in 1999 from $11.5 million in 1998 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to six new campuses and learning centers opened during the third quarter of 1999 and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 13.5% in 1999 from 10.8% in 1998 due to an increase in the number of campuses opened in new markets during the last two years and an increase in the number of marketing and enrollment staff.

     General and administrative expenses increased by 18.8% to $10.1 million in 1999 from $8.5 million in 1998 due primarily to costs required to support the increased number of campuses and learning centers and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 7.2% in 1999 from 7.9% in 1998 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $2.5 million and $1.4 million in 1999 and 1998, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was less than $25,000 in both 1999 and 1998.

     The Company's effective tax rate increased to 40.3% in 1999 from 39.6% in 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $19.0 million in 1999 from $15.5 million in 1998 due primarily to increased enrollments, increased tuition rates and improved utilization of instruction costs and services and general and administrative costs.

NINE MONTHS ENDED MAY 31, 1999 COMPARED WITH NINE MONTHS ENDED MAY 31, 1998

     Net revenues increased by 30.0% to $367.1 million in 1999 from $282.4 million in 1998 due primarily to a 24.0% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1998 to 1999.

     Tuition and other net revenues for the nine months ended May 31, 1999 and 1998 consists primarily of $320.0 million and $241.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $18.8 million and $16.5 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 77,800 in 1999 from approximately 62,700 in 1998.

     Interest income was $4.0 million and $4.3 million in 1999 and 1998, respectively. Interest income decreased in 1999 due primarily to lower average cash balances and lower interest rates in effect during 1999.

     Instruction costs and services increased by 25.9% to $212.2 million in 1999 from $168.5 million in 1998 due primarily to the direct costs necessary to support the increase in degree student enrollments and to the Department of Education program review costs. Direct costs consist primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location. These costs as a percentage of net revenues decreased to 57.8% in 1999 from 59.6% in 1998 due primarily to greater net revenues being spread over the fixed costs related to centralized student services.
As the Company expands into new markets, it may not be able to leverage its existing instruction costs and services to the same extent.

     Selling and promotional expenses increased by 68.2% to $55.2 million in 1999 from $32.8 million in 1998 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to 21 new campuses and learning centers opened during the nine months ended May 31, 1999 and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 15.1% in 1999 from 11.6% in 1998 due to an increase in the number of campuses opened in new markets during the last two years and an increase in the number of marketing and enrollment staff.

     General and administrative expenses increased by 14.8% to $28.7 million in 1999 from $25.0 million in 1998 due primarily to costs required to support the increased number of campuses and learning centers and overall increases in general and administrative salaries. General and administrative expenses as a percentage of net revenues decreased to 7.8% in 1999 from 8.9% in 1998 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred and totaled approximately $6.6 million and $4.9 million in 1999 and 1998, respectively. These start-up costs are primarily included in instruction costs and services and selling and promotional expenses.

     Interest expense, which is allocated among all categories of costs and expenses, was less than $50,000 in both 1999 and 1998.

     The Company's effective tax rate increased to 39.9% in 1999 from 39.6% in 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $42.7 million in 1999 from $33.9 million in 1998 due primarily to increased enrollments, increased tuition rates and improved utilization of instruction costs and services and general and administrative costs.

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

     The Company typically experiences an increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instruction costs and services and selling and promotional expenses historically increase as a percentage of net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. These increased costs result in accounts payable levels being higher in August than in any other month during the year.

      The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $52.1 million in 1999 from $46.4 million in 1998. The increase resulted primarily from increased net income offset in part by an increase in accounts receivable. The increase in accounts receivable was primarily attributable to the general growth in operations as well as the implementation in the fourth quarter of fiscal year 1998 of new financial aid processing software. Although the Company believes that the new software will ultimately result in processing efficiencies and faster collections, delays in processing were experienced during the transition and training period. It has taken longer than the Company originally expected to get through this transition period which was complicated by the transition of financial aid processing to Arthur Andersen Processing Solutions. The Company believes that the backlog in the financial aid processing is improving, and it expects its accounts receivable balance to return to more normalized levels by the end of the fiscal year.

     Capital expenditures increased to $32.9 million in 1999 from $18.6 million in 1998 primarily due to the installation of new phone systems at the corporate offices and several campuses, the installation of computer labs related to the expansion of Information Technology programs, continued development of the financial aid processing software and leasehold improvements. Total purchases of property and equipment for the year ended August 31, 1999 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, hardware and software related to the Company's conversion to a new human resource system and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     Start-up costs are expected to range from $8.0 to $10.0 million in fiscal year 1999, as compared to $7.2 million in fiscal year 1998, due to recent and planned expansion into new geographic markets.

     At May 31, 1999, the Company had no outstanding borrowings on its $10.0 million line of credit, which bears interest at prime. At May 31, 1999, availability under the line of credit was reduced by outstanding letters of credit of $4.0 million. The line of credit is renewable annually and any amounts borrowed under the line are payable upon its termination in February 2001.

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. On May 13, 1999, an additional $20 million was authorized by the Company's Board of Directors to repurchase shares of its Class A Common Stock. As of May 31, 1999, the Company had repurchased approximately 1,621,000 shares at a total cost of approximately $39.9 million.

     The Department of Education (DOE) requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of May 31, 1999, the Company had approximately $28.1 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

DEPARTMENT OF EDUCATION REVIEWS

     UOP's most recent Department of Education program review began in March 1997, and an initial program review report was received in April 1998. This report contained six findings in the areas of satisfactory academic progress, refunds and general program administration. UOP submitted its response to these findings in January 1999. The DOE conducted a follow up visit in May 1999 and the Company expects to receive a final program review determination within 60 days.

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

     As a result of planned hardware and software upgrades over the last several years, many of the Company's IT systems are Year 2000 compliant. The Company has completed the inventory and assessment phases of its Year 2000 readiness program with respect to its major IT systems. The testing and remediation phases are substantially complete and are expected to be finalized by August 31, 1999. Although the Company currently expects that all of its IT systems will be Year 2000 compliant by December 31, 1999, appropriate contingency plans are in the process of being developed for those systems which can not be remediated by that date. The Company does not have any significant non-IT Year 2000 issues.

     The Company has substantially completed the inventory and assessment phases of it Year 2000 readiness program with respect to significant suppliers to determine the extent to which the Company may be vulnerable in the event that such parties are unable to remediate their own Year 2000 issues. Assessment procedures with respect to such parties, who include, among others, the U. S. Department of Education (DOE), accreditation agencies, financial institutions and lessors, have consisted primarily of correspondence with such parties. The Company is currently performing testing of certain suppliers' Year 2000 readiness with completion currently expected by September 30, 1999. The Company will develop appropriate contingency plans, if possible, for those suppliers who the Company determines will not be Year 2000 compliant by December 31, 1999.

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


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders .Not Applicable


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.1f Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended May
     31, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: July 13, 1999                By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                           Chief Accounting Officer


                                   By:     /s/ Kenda B. Gonzales
                                      ----------------------------------
                                               Kenda B. Gonzales
                                           Chief Financial Officer


                                   By:     /s/ Todd S. Nelson
                                      ----------------------------------
                                               Todd S. Nelson
                                                 President

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

10.1f Third Modification Agreement between Apollo Group,       Filed herewith
      Inc. and Wells Fargo, National Association dated
      April 30, 1999

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith