Form 10-K
period 1999-08-31
APOLLO GROUP INC
filed 1999-11-26
CIK 929887

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM  10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  August 31, 1999

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

            Registrant's telephone number, including area code: (480) 966-5394

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

No shares of the Company's Class B Common Stock, its voting stock, is held by non-affiliates. The holders of the Company's Class A Common stock are not entitled to any voting rights. Aggregate market value of Class A Common Stock held by non-affiliates as of November 12, 1999, was approximately
$1.2 billion. The number of shares outstanding for each of the registrant's classes of common stock, as of November 12, 1999, is as follows:

                 Class A Common Stock, no par               75,926,795 Shares
                 Class B Common Stock, no par                  511,484 Shares

                             DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's Annual Report to Shareholders for the year ended August 31, 1999 are incorporated herein by reference into part II.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-K
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business                                                         3
Item 2.  Properties                                                      29
Item 3.  Legal Proceedings                                               30
Item 4.  Submission of Matters to a Vote of Security Holders             30



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             31
Item 6.  Selected Consolidated Financial Data                            32
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             32
Item 7a. Quantitative and Qualitative Disclosures about Market Risk      32
Item 8.  Financial Statements and Supplementary Data                     32
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             32



PART III

Item 10. Directors and Executive Officers of the Registrant              33
Item 11. Executive Compensation                                          37
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           44
Item 13. Certain Relationships and Related Transactions                  45



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                             46



SIGNATURES                                                               50

PART I
Item 1 -- Business

OVERVIEW

     Apollo Group, Inc. ("Apollo" or the "Company"), through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning Institutes Corporation (the "College"), Western International University, Inc. ("WIU"), and Apollo Learning Group, Inc. ("ALG"), is a leading provider of higher education programs for working adults based on the number of working adults enrolled in its programs. The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States. The Company currently offers its programs and services at 51 campuses and 80 learning centers in 35 states, Puerto Rico and Vancouver, British Columbia. The Company's degree enrollments have increased to approximately 86,800 at August 31, 1999 from approximately 36,800 at August 31, 1995.

     UOP is currently one of the largest regionally accredited private universities in the United States based on its degree enrollments of over 66,700 adult students and has one of the nation's largest private business schools. UOP has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at 28 campuses and 53 learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Michigan, Nevada, New Mexico, Oklahoma, Oregon, Pennsylvania, Utah, Washington, Puerto Rico and Vancouver, British Columbia. UOP has developed specialized systems for student tracking, marketing, faculty recruitment and training and academic quality management. These systems enhance UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 59% of UOP's students receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies.

     ALG was established in 1997 to focus on education opportunities in information technology ("IT") for enhancing the skills of IT professionals. ALG curriculum includes courses for the administration of computer networks, internetworking and customized technical training. ALG's services currently support twelve UOP locations, with 26 computer labs, offering Authorized Academic Training Programs to deliver Microsoft Official Curriculum. These campuses offer lab-based computer courses to prepare students for Microsoft Certified Systems Engineer exams.

     IPD provides program development and management services under long-term contracts that meet the guidelines of the client institutions' respective regional accrediting associations and the institution's mission. IPD provides these services to regionally accredited private colleges and universities at 21 campuses and 25 learning centers in 22 states and shares in the tuition revenues generated from these programs. In addition, IPD has contracted to develop online degree programs for the United States Marine Corp. IPD is able to assist these colleges and universities to expand and diversify their programs for working adults. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults; (2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student;
(3) desire to increase enrollments with a limited investment in institutional capital and (4) recognize the unmet educational needs of the working adult students in their market. Approximately 18,300 degree-seeking students are currently enrolled in IPD-assisted programs.

     The College is one of the largest U.S. providers of financial planning education programs, including the Certified Financial Planner Professional Education Program. The College began piloting its non-degree programs at several UOP campuses in 1999. The Company plans to expand these offerings to UOP students in 2000.

     WIU currently offers graduate and undergraduate degree programs to approximately 1,400 students in Phoenix, Fort Huachuca and Chandler, Arizona.

     The Company was incorporated in Arizona in 1981 and maintains its principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. The Company's telephone number is (480) 966-5394. The Company's Internet Web Site addresses are as follows:

     -   Apollo                http://www.apollogrp.edu
     -   UOP                   http://www.uophx.edu
     -   IPD                   http://www.ipd.org
     -   WIU                   http://www.wintu.edu
     -   the College           http://www.fp.edu
     -   ALG                   http://www.mcse.com

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1999, 1998 and 1997 relate to the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events or performances involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth in Item 1 of this Form 10-K under the sections "Regulatory Environment," "Accreditation," "Federal Financial Aid Programs" and "State Authorization."

MARKET

     The United States education market may be divided into the following distinct segments: kindergarten through twelfth grade schools ("K-12"), vocational and technical training schools, workplace and consumer training, and degree-granting colleges and universities ("higher education"). The Company primarily operates in the higher education segment and, with the acquisition of the College and the introduction of other non-degree programs, also operates in the workplace and consumer training segment. The
U.S. Department of Education National Center for Education Statistics ("NCES") estimated that for 1998 (the most recent historical year reported), adults over 24 years of age comprised approximately 6.1 million, or 39.2%, of the 15.5 million students enrolled in higher education programs. Currently, the U.S. Bureau of Census estimates that approximately 76% of students over the age of 24 work while attending school. The NCES estimates that by the year 2003, the number of adult students over the age of 24 will remain approximately the same at 6.1 million, or 40.3%, of the 15.2 million students projected to be enrolled in higher education programs.

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

     Most regionally accredited colleges and universities are focused on serving the 18 to 24 year old student market. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by: (1) a high percentage of full-time tenured faculty with doctoral degrees;
(2) fully-configured library facilities and related full-time staff;
(3) dormitories, student unions and other significant plant assets to support the needs of younger students and (4) an emphasis on research and the related staff and facilities. In addition, the majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer and winter breaks. In addition, this structure generally requires working adults to attend one or more courses three times a week, commute to a central site, take work time to complete administrative requirements and, in undergraduate programs, participate passively in an almost exclusively lecture-based learning format primarily focused on a theoretical presentation of the subject matter. For the majority of working adults, earning an undergraduate degree in this manner would take seven to ten years. In recent years, many regionally accredited colleges and universities have begun offering more flexible programs for working adults, although their focus appears to remain on the 18 to 24 year old students.

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

Establish New UOP Campuses and Learning Centers -----------------------------

     UOP plans to continue the addition of campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

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

Expand Educational Programs -------------------------------------------------

     The Company expects to continue to respond to the changing educational needs of working adults and their employers primarily through the introduction of new undergraduate and graduate degree programs and non-degree programs in business and information technology. During fiscal year 1999, UOP introduced a Bachelor of Science in Health Care Services and a Bachelor of Science in Information Technology. The Company currently has a full-time staff of over 60 persons involved in its centralized curriculum development process.

     The Company is also exploring international opportunities, where it can leverage its educational expertise and/or delivery systems in a cost-effective manner.

Expand Access to Programs ---------------------------------------------------

     The Company plans to continue expanding its distance education programs and services. Enrollments in distance education degree programs, primarily UOP Online, have increased to approximately 10,700 in 1999 from approximately 2,400 in 1995. The Company has started the process of converting many of its non-degree business and financial programs so that they can be delivered through the Internet. The Company currently utilizes a customized version of Microsoft Outlook Express as the technology for its UOP Online degree programs.

International Expansion -----------------------------------------------------

     The Company is conducting ongoing market and operations research in various foreign countries. The Company's first Canadian campus in Vancouver, British Columbia, commenced classes during the second quarter of 1999. Additionally, the Company plans to offer the UOP educational model in international markets pursuant to agreements with Apollo International, Inc. as described in Item 13. The first offering under these agreements was started in the Netherlands in September 1999. The Company will continue to monitor and assess the feasibility of expanding its educational programs to other international markets through similar licensing agreements or independently.

TEACHING/LEARNING MODEL-DEGREE PROGRAMS

     The Company's teaching/learning model used by UOP and IPD client institutions was designed for working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person study group. The study group sessions, an integral part of each course, are used for in-depth discussion and review of class materials, work on assigned group projects, and work on communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government or the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

     The Company's teaching/learning model has the following major characteristics:

Curriculum               The curriculum provides for the achievement of
                         specific educational outcomes that are based on the input from faculty, students, and the students' employers. The curriculum is designed to integrate academic theory and professional practice with a focus on application to the workplace. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills regardless of delivery method or location.

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

STRUCTURAL COMPONENTS OF TEACHING/LEARNING MODEL

     Although adults over 24 years old comprise approximately 39.2% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year old students and conduct research. UOP and IPD client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adult students to earn their degrees while integrating the process with both their personal and professional lives.

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

Instructional Costs      While the majority of the faculty at most accredited
                         colleges and universities are employed full-time, most of the UOP and IPD client institutions' faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs           The Company leases its campus and learning center
                         facilities and rents additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students        Substantially all of UOP's students are employed
                         full-time and approximately 69% have been employed for nine years or more. This minimizes the need for capital-intensive facilities and services (e.g., dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment).

Employer Support         Approximately 59% of UOP's students currently
                         receive some level of tuition reimbursement from their employers, many of which are Fortune 500 companies; approximately 49% receive at least half of their tuition and approximately 12% receive full tuition reimbursement. The Company develops relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.

     The College currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and other financial-related designations, including a Master of Science in Financial Planning. The College recently modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. The Company has recently started offering these same programs in a classroom-based format through UOP campuses and also plans to offer them through Internet or online-based formats. Most of the College's students are employed, and over 75% have four or more years of college education.

     WIU's teaching/learning model has similar characteristics to the teaching/learning model used by UOP and IPD client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources and leased facilities. However, WIU provides educational programs in two-month sessions and does not focus exclusively on working adult students.

PROGRAMS AND SERVICES

UOP Programs ----------------------------------------------------------------

     UOP currently offers the following degree programs and related areas of specialization at one or more campuses and learning centers or through its distance education delivery systems:

DEGREE AND DEGREE CREDIT PROGRAMS
---------------------------------
Associate of Arts in General Studies
Bachelor of Science in Business
Bachelor of Science in Nursing
Bachelor of Science in Human Services
Bachelor of Science in Health Care Services
Bachelor of Science in Information Technology
Microsoft Certified Systems Engineer
Master of Arts in Education
Master of Arts in Organizational Management
Master of Business Administration
Master of Counseling
Master of Science in Nursing
Master of Science in Computer Information Systems
Doctor of Management

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

                      COMPUTER INFORMATION SYSTEMS
                      Information Systems


Graduate              BUSINESS
                      Administration
                      Global Management
                      Health Care Management
                      Organizational Management

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

                      NURSING
                      Women's Health Care Nurse Practitioner
                      Family Nurse Practitioner

                      COUNSELING
                      Community Counseling
                      Marriage and Family Therapy
                      Mental Health Counseling
                      Marriage, Family and Child Counseling

     UOP also offers professional education programs, including continuing education for teachers, custom training, environmental training and many programs leading to certification in the areas of business, technology and nursing.

     Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members (according to the guidelines of the Council for Adult and Experiential Learning ("CAEL")) for the potential award of credit. The average number of credits awarded to the approximately 4,000 UOP undergraduate students who utilized the process in 1999 was approximately 12 credits of the 120 required to graduate. CAEL reports that over 1,200 regionally accredited colleges and universities currently provide for the assessment mechanism of college level learning gained through experience for the award of credit.

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

     In order to facilitate the sharing of information related to the operations of their respective programs, IPD, its client institutions and UOP formed the Consortium for the Advancement of Adult Higher Education ("CAAHE"). CAAHE meets annually to address issues such as the recruitment and training of part-time, professionally employed faculty, employer input in the curriculum development process, assessment of the learning outcomes of adult students and regulatory issues affecting the operation of programs for working adult students.

     IPD client institutions offer the following programs with IPD assistance:
                                                          No.  of IPD
Degree Programs                                       Client Institutions
--------------------------------------------------    --------------------
Associate of Arts                                              5
Associate of Science in Business                              10
Bachelor of Arts in Business Administration                    2
Bachelor of Arts in Management                                 1
Bachelor of Business Administration                            9
Bachelor of Science in Business Administration                 8
Bachelor of Science in Management                              8
Bachelor of Science in Management Information Systems          2
Bachelor of Science in Nursing                                 1
Master of Arts in Organizational Management                    1
Master of Business Administration                             12
Master of Business Administration - Online                     1
Master of Science in Computer Information Systems              1
Master of Science in Management                                7
Master of Science in Health Services Administration            1

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

WIU Programs ----------------------------------------------------------------

     WIU currently offers the following degree and certificate programs:

DEGREE PROGRAMS WITH RELATED MAJORS
---------------------------------------------

ASSOCIATE OF ARTS

BACHELOR OF SCIENCE
- Accounting
- Business Administration
- Finance
- Information Technology
- International Business
- Management
- Marketing

BACHELOR OF ARTS
- Administration of Justice
- Behavioral Science

MASTER OF BUSINESS ADMINISTRATION
- Finance
- International Business
- Management
- Management Information Technology
- Marketing

MASTER OF PUBLIC ADMINISTRATION

MASTER OF SCIENCE
- Information Technology
- Information Systems Engineering

     WIU also offers a limited number of business-related certificate programs.

Distance Education ----------------------------------------------------------

     At August 31, 1999, there were approximately 10,700 degree seeking students utilizing the Company's distance education delivery systems, approximately 97% of whom are enrolled in the UOP Online campus. The Company's distance education components consist primarily of the following:

Online Computer Conferencing

     The UOP Online campus was established by UOP in 1989 to provide group-based, faculty-led instruction through computer-mediated communications. Students can access their UOP Online classes with a computer and modem from anywhere in the world, on schedules that meet their individual needs. UOP Online students work together in small groups of 8 to 13 to engage in class discussion and study group activities that are focused on the same learning outcomes and objectives required in UOP's classroom degree programs. This enables the UOP Online students to enjoy the benefits of a study group, where they can share their regional and cultural differences with each other in the context of their coursework. Students are not required to participate at the same time since the communication method is asynchronous in nature. UOP Online's degree programs can be accessed though direct-dial or Internet service providers. The same academic quality management standards applied to campus-based programs, including the assessment of student learning outcomes, are applied to programs delivered through the UOP Online campus.

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

FACULTY ---------------------------------------------------------------------

     UOP's faculty is comprised of approximately 126 full-time faculty and 6,600 part-time faculty. Substantially all faculty are working professionals with earned master's or doctoral degrees and experience in business, industry, government or the professions. To help promote quality delivery of the curriculum, UOP faculty members are required to: (1) complete an initial assessment conducted by staff and faculty; (2) complete a series of certification workshops related to grading, facilitation of the teaching/learning model, oversight of study group activities, adult learning theory and use of the Internet; (3) participate in ongoing development activities and (4) receive ongoing performance evaluations by students, peer faculty and staff. The results of these evaluations are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction. Most faculty members are recruited as the result of referrals from faculty, students and corporate contacts. All part-time faculty are contracted on a course-by-course basis (generally a five to ten week period).

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

     The College's programs are developed internally by approximately 15 full-time faculty. These programs are primarily self-study, non-degree programs that require little or no faculty involvement in the actual delivery of the programs.

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

Admissions Standards --------------------------------------------------------

     To gain admission to the undergraduate programs of UOP, WIU and the IPD client institutions, applicants generally must have a high school diploma or General Equivalency Diploma ("G.E.D.") and satisfy certain minimum grade point average, employment and age requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs elsewhere may petition to be admitted on provisional status if they do not meet certain admission requirements.

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

CUSTOMERS

     The Company's customers consist of working adult students, colleges and universities, governmental agencies and employers. Following is a percentage breakdown of the Company's students by the level of program they are seeking, at August 31:

                                               1999           1998
                                              ------         ------
      Degree Programs:
        Master's                               27.8%          30.5%
        Bachelor's                             66.6%          68.7%
        Associate                               5.6%            .8%
                                              ------         ------
      Total degree programs                   100.0%         100.0%
                                              ======         ======

     Based on student surveys, the average age of UOP students is in the mid-thirties, approximately 57% are women and 43% are men, and the average annual household income is $56,000. Approximately 69% of UOP students have been employed on a full-time basis for nine years or more. The Company believes that the demographics of students enrolled in IPD-assisted programs are similar to those of UOP. The approximate age percentage distribution of incoming UOP students is as follows:

      Age                                 Percentage of Students
      ------------------------            -----------------------
      25 and under                                  13%
      26 to 33                                      38%
      34 to 45                                      38%
      46 and over                                   11%
                                                 -------
                                                   100%
                                                 =======

     Based on student surveys, the average age of students at the College is in the mid-thirties, approximately 31% are women and 69% are men. Most of the College's students are employed, and over 75% have four or more years of college education.

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

     All of the Apollo Companies consider the employers of their students as customers. Most of these employers provide tuition reimbursement programs in order to educate and provide degree opportunities to their employees.

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

     The Company also has Web Sites on the Internet World Wide Web (http://www.apollogrp.edu, http://www.uophx.edu, http://www.ipd.org, http://www.wintu.edu, http://www.fp.edu and http://www.mcse.com) that allow electronic access to Company and product information.

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

     The Company employs over 470 enrollment counselors who make visits and presentations at various organizations and who follow up on leads generated from referrals from customers and advertising efforts. These individuals also pursue direct responses to interest from potential individual students by arranging for interviews either at a UOP, WIU, or IPD location, at a prospective student's place of employment, or via telephone. Interviews are designed to establish a prospective student's qualifications, academic background, course interests and professional goals. Student recruiting policies and standards and procedures for hiring and training university representatives are established centrally, but are implemented at the local level through a director of enrollment or marketing at each location.

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

     The College currently holds a dominant position in the Certified Financial Planning ("CFP") education field. Competition has increased slightly due to the higher number of schools registering CFP curriculum with the Certified Financial Planner Board of Standards, Inc. The College offers all of its programs using the flexibility of its distance education format while the majority of the other competing education programs target local markets using classroom-based teaching formats. The College has recently started offering its programs in a classroom-based format through UOP campuses and also plans to offer them through Internet or online-based formats.

     IPD faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of IPD's current competitors provide pre-packaged curriculum or turn-key programs. IPD client institutions, however, face competition from both private and public institutions offering degree and non-degree programs to working adults.

EMPLOYEES

     At September 30, 1999, the Company had the following numbers of employees:

                        Full-Time   Part-Time   Faculty      Total
                        ---------   ---------  ---------   ---------
     Apollo                 287          10          --         297<F1>
     UOP                  2,409          91       6,771<F2>   9,271
     IPD                    262           7          --<F3>     269
     The College             84           9          15<F4>     108
     WIU                     57          13         183<F2>     253
                         ------      ------      ------      ------
     Total                3,099         130       6,969      10,198
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

REGULATORY ENVIRONMENT

     The Higher Education Act of 1965, as amended (the "HEA") and the regulations promulgated thereunder (the "Regulations") subject all higher education institutions eligible to participate in Federal Financial Aid programs under Title IV of the HEA ("Title IV Programs") to increased regulatory scrutiny. The HEA mandates specific additional regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the accrediting agencies recognized by the United States Department of Education ("ED"); (2) the federal government through ED and (3) state higher education regulatory bodies. All higher education institutions participating in Title IV Programs must first be accredited by an association recognized by ED. ED reviews all such participating institutions for compliance with all applicable HEA standards and regulations. Under the HEA, accrediting associations are required to include the monitoring of certain aspects of Title IV Program compliance as part of their accreditation evaluations.

     New or revised interpretations of regulatory requirements could have a material adverse effect on the Company. In addition, changes in or new interpretations of other applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities, and costs of doing business of UOP, WIU, and one or more of the IPD client institutions. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations by UOP or certain of the IPD client institutions could have a material adverse effect on the Company.

ACCREDITATION

     UOP, WIU, the College, and the IPD client institutions are accredited by regional accrediting associations recognized by ED. Accreditation provides the basis for: (1) the recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students; (2) the qualification to participate in Title IV Programs and (3) the qualification for authorization in certain states.

     UOP was granted accreditation by NCA in 1978. UOP's accreditation was reaffirmed in 1982, 1987, 1992 and 1997. The next focused evaluation visit is scheduled to begin in May 2000, and the next NCA reaffirmation visit is scheduled to begin in 2002. IPD-assisted programs offered by the IPD client institutions are evaluated by the client institutions' respective regional accrediting associations either as part of a reaffirmation or focused evaluation visits. Current IPD client institutions are accredited by NCA, Middle States, New England or Southern regional accrediting associations.

     The College's graduate degree program is accredited by NCA and the Accrediting Commission of the Distance Education and Training Council ("DETC"). NCA reaffirmed the accreditation of the graduate degree program in August 1999, and their next reaffirmation visit is schedule for 2003-04.
DETC plans to schedule a focus-visit for the College in 2000.

     WIU was accredited by NCA prior to the acquisition by the Company and the accreditation was reaffirmed in 1998. WIU's next NCA reaffirmation visit is scheduled to begin in 2004-05.

     The withdrawal of accreditation from UOP or certain IPD client institutions would have a material, adverse effect on the Company.

     All accrediting agencies recognized by ED are required to include certain aspects of Title IV Program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including UOP, WIU, and IPD client institutions, will be subject to a Title IV Program compliance review as part of accreditation visits.

     Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, for authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six regional accrediting associations, representatives of each region in which a regionally accredited institution operates participate in the evaluations for reaffirmation of accreditation. The achievement of the

UOP and WIU missions require them to employ academically qualified practitioner faculty that are able to integrate academic theory with current workplace practice. Because of UOP's and WIU's choice to utilize practitioner faculty, they have not sought business school program accreditation of the type found at many institutions whose primary missions are to serve the 18 to 24 year old student and to conduct research.

     UOP's Bachelor of Science in Nursing ("BSN") program received program accreditation from the National League for Nursing Accrediting Commission ("NLNAC") in 1989. The accreditation was reaffirmed in October 1995. The Master of Science in Nursing ("MSN") program earned NLNAC accreditation in 1996. The next NLNAC evaluation of both the BSN and MSN programs for continuing accreditation is scheduled for Spring 2000. The Company believes that accreditation of the BSN and MSN programs are in good standing.

     UOP's Community Counseling program (Master of Counseling in Community Counseling degree) received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995 and the next reaffirmation visit is scheduled for 2002.

     UOP received approval from the NCA to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management degree beginning in 1999. The Doctor of Management degree is offered via distance learning technology with annual two-week residencies in Phoenix throughout the program. The program is limited to a total of 60 new students per year.

     The address and phone number for the accrediting bodies referred to herein are as follows:

     North Central Association of Colleges and Schools (NCA)
     Commission on Institutions of Higher Education
     30 North LaSalle Street, Suite 2400
     Chicago, Illinois  60602-2504
     (312) 263-0456

     National League for Nursing Accrediting Commission (NLNAC)
     61 Broadway, 33rd Floor
     New York, New York  10006
     (800) 669-1656

     American Counseling Association
     Council for Accreditation of Counseling and
     Related Educational Programs
     5999 Stevenson Avenue
     Alexandria, VA  22304
     (703) 823-9800

     Accrediting Commission of the Distance Education and Training Council 1601 18th Street, NW
     Washington, D.C. 20009-2529
     (202) 234-5100

FEDERAL FINANCIAL AID PROGRAMS

     Students at UOP, WIU and IPD client institutions may participate in Title IV Programs. The College does not participate in Title IV Programs because most of its students are enrolled in non-degree programs. UOP and WIU derive approximately 48% and 22% of their net revenues from students who participate in Title IV Programs, respectively. The IPD percentages are estimated to be similar to those at UOP. The respective IPD client institutions administer their own Title IV Programs. The Company's students are eligible to receive Title IV financial aid because: (i) UOP, WIU and IPD client institutions are accredited by an accrediting association recognized by ED; (ii) ED has certified UOP's, WIU's, and IPD client institutions' Title IV Program eligibility and (iii) UOP, WIU, and IPD client institutions have applicable state authorization to operate.

     ED has promulgated Regulations, the most recent of which became effective on July 1, 1999, that amend certain provisions of the Title IV Programs and the Regulations promulgated thereunder. Some of the more important provisions of the Regulations include the following:

Limits on Title IV Program Funds --------------------------------------------

     The Regulations define the types of educational programs offered by an institution that qualify for Title IV Program funds. For students enrolled in qualified programs, the Regulations place limits on the amount of Title IV Program funds that a student is eligible to receive in any one academic year (as defined by ED).

     For undergraduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instructional time and a minimum of 24 credit hours. The Regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations or preparation for examinations. Most of the Company's degree programs meet this 360 hour minimum and, therefore, qualify for Title IV Program funds. The programs that do not qualify for Title IV Program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

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

Restricted Cash -------------------------------------------------------------

     ED places certain restrictions on Title IV Program funds collected for unbilled tuition and funds transferred to the Company through electronic funds transfer. Under certain circumstances, an institution is required to submit an irrevocable letter of credit to ED in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. The Company has established letters of credit of $2.7 million for UOP and $18,000 for WIU.

Standards of Financial Responsibility ---------------------------------------

     Pursuant to the Regulations, as revised, all eligible higher education institutions must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution's fiscal year. The three tests are: primary reserve ratio (adjusted equity to total expenses), equity ratio (modified equity to modified assets), and net income ratio (income before taxes to total revenues). The tests provide a combined score which must then satisfy a composite score standard. The maximum combined score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 1999, UOP's composite score was 3.0 and WIU's composite score was 3.0.

Branching and Classroom Locations -------------------------------------------

      The Regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which the eligible institution offers at least 50% of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UOP and WIU. ED has in the past stated that it requires written approval for each location prior to offering Title IV program funds. Currently UOP has several sites awaiting confirmation of ED approval.

The "90/10 Rule" (formerly the "85/15 Rule") --------------------------------

     A requirement of the HEA, commonly referred to as the "90/10 Rule," applies only to for-profit institutions of higher education, which includes UOP and WIU but not IPD client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV Programs if the amount of Title IV Program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceeds 90% of the institution's cash-basis revenues from eligible programs. UOP's and WIU's percentages were 53% and 23%, respectively, at August 31, 1999. UOP and WIU are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults -------------------------------------------------------

     Eligible institutions must maintain a student loan cohort default rate of less than 25% for fiscal year 1994 and all subsequent fiscal years. In 1997, the most recent ED cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 8.8%. UOP and WIU students' cohort default rates for the Federal Family Education Loans for fiscal 1997 as reported by ED were each 5.7%. IPD client institution students' cohort default rates for fiscal 1997 ranged from 1.3% to 12.9% with a median cohort default rate of 4.8%.

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

Eligibility and Certification Procedures ------------------------------------

     The HEA specifies the manner in which ED reviews institutions for eligibility and certification to participate in Title IV Programs. UOP submitted its application on a timely basis to ED, and eligibility to participate in Title IV Programs will continue until ED acts upon the application. WIU's eligibility to participate in Title IV Programs was renewed by ED in September 1999 for a four-year period. If ED does not renew UOP's eligibility, it would have a material adverse effect on the Company.

Administrative Capability ---------------------------------------------------

     The HEA directs ED to assess the administrative capability of each institution to participate in Title IV Programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may allow ED to determine that the institution lacks administrative capability and, therefore, may be subject to additional scrutiny or denied eligibility for Title IV Programs.

Title IV Audit --------------------------------------------------------------

     UOP's most recent Department of Education program review began in March 1997, and a final program review determination letter was received in July 1999. UOP satisfactorily responded to the findings in ED's program review report with no additional action required.

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of UOP's administration of the Title IV Programs. The team previously presented questions regarding UOP's interpretation of the "12-hour rule," UOP's distance education programs, and UOP's institutional refund obligations. UOP has received a draft report addressing these issues and is currently in discussion with the OIG and ED. Although the Company believes that the OIG audit will be resolved without any negative impact on UOP's teaching/learning model, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved. Depending on the interpretation of the various regulatory requirements, any resulting liability to the Company from the final audit results will be recorded as an expense.

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

Change of Ownership or Control ----------------------------------------------

     A change of ownership or control of the Company, depending on the type of change, may have significant regulatory consequences for UOP and WIU. Such a change of ownership or control could trigger recertification by ED, reauthorization by certain state licensing agencies or the evaluation of the accreditation by NCA.

     For institutions owned by publicly-held corporations, ED has adopted the change of ownership and control standards used by the federal securities laws. Upon a change of ownership and control sufficient to require the Company to file a Form 8-K with the Securities and Exchange Commission, UOP and WIU would cease to be eligible to participate in Title IV Programs until recertified by ED. This recertification would not be required, however, if the transfer of ownership and control was made upon a person's retirement or death and was made either to a member of the person's immediate family or to a person with an ownership interest in the Company who had been involved in its management for at least two years preceding the transfer.

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

     If UOP is not re-certified by ED, does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material, adverse effect on the Company.

STATE AUTHORIZATION

     UOP currently is authorized to operate in all 15 states where there is a physical presence. UOP has held these authorizations for periods ranging from less than one year to twenty-one years. Other state applications have been submitted and are awaiting approval in New York, Massachusetts, Missouri, and Ohio.

     All regionally accredited institutions, including UOP, are required to be evaluated separately for authorization to operate in Puerto Rico. UOP was granted its most recent authorization in Puerto Rico in December 1995 for a period of five years.

     UOP is registered with British Columbia's Private Post-Secondary Education Commission and will pursue accreditation through the province of British Columbia after the required one-year period of operation. An application for approval to operate in Alberta, Canada is currently pending.

     IPD client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. The College is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide. WIU is currently authorized to operate in Arizona.

     Certain states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. If a state were to establish grounds for asserting authority over telecommunicated learning, UOP may be required to obtain authorization for, or restrict access to, its programs available through the UOP Online campus in those states.

TAX REFORM ACT OF 1997

     In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Act also provides for the deduction of interest from gross income on education loans and limited educational IRA's for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for 1998 individual tax returns.

EMPLOYER TUITION REIMBURSEMENT

     Many of the Company's students receive some form of tuition reimbursement from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. Although the EAP provision of the Code expired in June 1997, the Tax Reform Act of 1997, which was signed into law in August 1997, extended the EAP until June 2000. The EAP provision does not apply to graduate level programs beginning after June 30, 1996. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming students with access to employer tuition reimbursement was 59% in 1999.

LOCATIONS

     UOP currently has campuses and learning centers located in 15 states, Puerto Rico and Vancouver, British Columbia. Following is a list of UOP main campuses as of September 30, 1999, with the year the campus was first opened and degree enrollments as of August 31, 1999:

                                                Number      Fiscal    Enroll-
                                              Of Learning    Year     ment at
UOP Main Campuses                               Centers     Opened    8/31/99
------------------------------------------    -----------  --------  --------
ARIZONA
  Phoenix Campus                                       6     1978      6,861
  Tucson Campus                                        2     1983      2,877

CALIFORNIA
  Fountain Valley (Southern California Campus)         9     1981      9,581
  Sacramento Campus                                    4     1993      2,809
  San Diego Campus                                     5     1989      3,403
  San Jose Campus                                      7     1980      6,161

COLORADO
  Greenwood Village (Denver Campus)                    2     1982      3,910
  Colorado Springs (Southern Colorado Campus)                2000         --

FLORIDA
  Plantation (Fort Lauderdale Campus)                        1999        414
  Jacksonville Campus                                        1998      1,031
  Maitland (Orlando Campus)                            1     1996      1,703
  Tampa Campus                                               1998      1,124

HAWAII
  Honolulu Campus                                      2     1993        997

LOUISIANA
  Metairie (New Orleans Campus)                              1996      1,352

MARYLAND
  Columbia (Baltimore Campus)                                1999        178

MICHIGAN
  Grand Rapids Campus                                        1999         51
  Livonia (Detroit Campus)                             1     1996      2,371

NEVADA
  Las Vegas Campus                                     4     1994      1,879

NEW MEXICO
  Albuquerque Campus                                   3     1985      3,104

OKLAHOMA
  Oklahoma City Campus                                       1999        389
  Tulsa Campus                                               1999        369


                                                Number      Fiscal    Enroll-
                                              Of Learning    Year     ment at
UOP Main Campuses                               Centers     Opened    8/31/99
------------------------------------------    -----------  --------  --------
OREGON
  Tigard (Portland Campus)                             2     1998      1,024

PENNSYLVANIA
  Malvern (Philadelphia Campus)                              2000         --

UTAH
  Salt Lake City Campus                                3     1984      2,255

WASHINGTON
  Tukwila (Seattle Campus)                             1     1998      1,177

PUERTO RICO
  Guaynabo Campus                                      1     1980      1,252

CANADA
  Vancouver Campus                                           1999        129

ONLINE (Phoenix Campus)<FN1>                                 1989     10,382
                                                                      ------
TOTAL UOP ENROLLMENTS AT AUGUST 31, 1999                              66,783
                                                                      ======

<F1>  Programs are offered throughout the United States and internationally.

     IPD has 22 institutional contracts at August 31, 1999. IPD-assisted programs are currently offered at 21 campuses and 25 learning centers in Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia and Wisconsin.

     The College operations are located in Denver, Colorado.

     WIU's main campus is located in Phoenix, Arizona. Additionally, WIU operates two learning centers in Arizona.

Item 2 -- Properties

     The Company leases all of its administrative and educational facilities. In some cases, classes are held in the facilities of the students' employers at no charge to the Company. Leases generally range from five to seven years; however, the Company attempts to secure longer leases if it is advantageous to do so. The Company also leases space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on the Company's corporate headquarters, which includes the UOP Phoenix Main Campus, expires on August 31, 2003. As of August 31, 1999, the Company leased approximately 2.4 million square feet.

     The Company evaluates current utilization of the educational facilities and projected enrollment growth to determine facility needs. The Company anticipates that an additional 476,000 square feet will be leased in 2000.

Item 3 -- Legal Proceedings

     The Company is not involved in any legal proceedings which it believes would have a material effect on the Company's financial position or operating results.


Item 4 -- Submission of Matters to a Vote of Security Holders

     None

PART II
Item 5 -- Market for Registrant's Common Equity and Related Stockholder
Matters

     There is no established public trading market for the Company's Class B Common Stock, and all shares of the Company's Class B Common Stock are beneficially owned by the Company's executive officers. The Company's Class A Common Stock trades on the Nasdaq-Amex National Market ("Nasdaq") under the symbol "APOL". The holders of the Company's Class A Common Stock are not entitled to any voting rights. The table below sets forth the high and low bid prices, adjusted for a 3-for-2 stock split effected in the form of a stock dividend in April 1998, for the Company's Class A Common Stock as reported by Nasdaq.

                                           High          Low
                                          ------        ------
       Fiscal 1998
       ---------------------
       First quarter                      $32.58        $22.42
       Second quarter                      32.75         25.92
       Third quarter                       35.92         28.04
       Fourth quarter                      43.25         29.25

       Fiscal 1999
       ---------------------
       First quarter                      $39.25        $20.50
       Second quarter                      36.25         22.13
       Third quarter                       34.25         20.13
       Fourth quarter                      31.13         21.50


     These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     At September 30, 1999 there were approximately 200 and 4 holders of record of shares of Class A and Class B Common Stock, respectively. The Company estimates that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 18,400 total holders of its Class A Common Stock.

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

Item 6 -- Selected Consolidated Financial Data

     Information relating to this item appears under the caption "Selected Consolidated Financial Data" on page 13 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the Notes thereto.


Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information relating to this item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 14 through 22 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.


Item 7a -- Quantitative and Qualitative Disclosures about Market Risk

     Information relating to this item appears under the caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.


Item 8 -- Financial Statements and Supplementary Data

     Information relating to this item appears on pages 23 through 38 of the Annual Report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.


Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock. The following sets forth information as of October 31, 1999 concerning the Company's directors and executive officers:

Name	                               Age    Position
----------------------------------  ---    ---------------------------
John G. Sperling, Ph.D.              78    Chairman of the Board and Chief Executive
                                            Officer
Todd S. Nelson                       40    President and Director
J. Jorge Klor de Alva, J.D., Ph.D.   51    Senior Vice President and Director
Jerry F. Noble                       57    Senior Vice President and Director
Peter V. Sperling                    40    Senior Vice President, Secretary,
                                           Treasurer and Director
Kenda B. Gonzales                    42    Chief Financial Officer
Junette C. West                      35    Vice President - Controller and Chief
                                           Accounting Officer
Thomas C. Weir                       65    Director
Dino J. DeConcini                    65    Director
Hedy F. Govenar                      54    Director
John R. Norton III                   70    Director


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

     TODD S. NELSON has been with the Company since 1987. Mr. Nelson has been the President of the Company since February 1998. Mr. Nelson was Vice President of the Company from 1994 to February 1998 and the Executive Vice President of UOP from 1989 to February 1998. From 1987 to 1989, Mr. Nelson was the Director of UOP's Utah campus. From 1985 to 1987, Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received an M.B.A. from the University of Nevada at Las Vegas and a B.S. from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

    J. JORGE KLOR DE ALVA, J.D., Ph.D., has been President of UOP and a Senior Vice President of the Company since February 1998 and has been a director of the Company since 1991. Dr. Klor de Alva was Vice President of Business Development of the Company from 1996 to 1998. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies, and from 1982 to 1989, was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as associate professor, assistant professor or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

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

     HEDY F. GOVENAR has been a director of the Company since March of 1997. Ms. Govenar is founder and President of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. An active lobbyist with the firm since 1979, she represents a variety of corporate and trade association clients. From 1989 to 1999, Ms. Govenar served as a Commissioner on the California Film Commission as an appointee of the California State Assembly. Ms. Govenar received an M.A. from California State University, and a B.A. from UCLA.

     JOHN R. NORTON III has been a director of the Company since March of 1997 and is currently a member of the Audit and Compensation Committees of the Board of Directors of the Company. Mr. Norton founded his own company in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the United States Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Terra Industries, Inc.. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1999, its officers and directors complied with all Section 16(a) filing requirements with the following exception: Jerry F. Noble filed a late Form 4 for July 1999, related to transactions involving the selling of 35,900 and 8,000 shares of Class A Common Stock on July 2, 1999, and July 27, 1999, respectively.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has two principal committees: (1) an Audit Committee comprised of Thomas C. Weir (Chairperson), Dino J. DeConcini, and John R. Norton III and (2) a Compensation Committee comprised of Thomas
C. Weir (Chairperson) and John R. Norton III.

MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     During the year ended August 31, 1999, the Board of Directors of the Company met on four occasions. All of the directors attended 75% or more of the Board of Directors meetings and meetings of each of the committees on which they served.

Compensation Committee ------------------------------------------------------

     The Compensation Committee of the Board of Directors, which met three times during 1999, reviews all aspects of compensation of executive officers of the Company and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 1999 is set forth in Item 11.

Audit Committee -------------------------------------------------------------

     The Audit Committee, which met on five occasions in 1999, represents the Board of Directors in evaluating the quality of the Company's financial reporting process and internal financial controls through consultations with the Company's independent accountants, internal management and the Board of Directors.

Other Committees ------------------------------------------------------------

     The Company does not maintain a standing nominating committee or other committee performing similar functions.

Item 11 -- Executive Compensation

DIRECTOR COMPENSATION

Fees ------------------------------------------------------------------------

     In 1999, non-employee directors of the Company received a $18,000 annual retainer, $1,500 for each board meeting attended, and $750 for each committee meeting attended. Mr. DeConcini has elected not to receive any director compensation because of his position with the U.S. Department of the Treasury. In addition, non-employee directors are reimbursed for out-of-pocket expenses. Ms. Govenar was retained by the Company as a consultant and received a consulting fee of $100,000 and $62,000 in 1999 and 1998, respectively.

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

EXECUTIVE COMPENSATION

     The following table discloses the annual and long-term compensation earned for services rendered in all capacities by the Company's Chairman of the Board and Chief Executive Officer and the Company's four other most highly compensated executive officers for 1999, 1998, and 1997:

                 -- SUMMARY COMPENSATION TABLE --

                                                                           Long-Term
                                                Annual                    Compensation
                                             Compensation                    Awards
                                  ---------------------------------  ---------------------
                                                          Other      Restrict- Securities             All Other
                                                          Annual     ed Stock  Underlying   LTIP       Compen-
Name and Principal                  Salary    Bonus    Compensation   Awards     Options    Payouts     sation
Position                   Year      ($)       ($)         ($)<F1>      ($)        (#)        ($)         ($)
------------------------  ------- ---------  --------  ------------  ---------  ----------  --------  -----------
John G. Sperling
  Chairman of the Board    1999    $400,000  $     --    $64,141      $ --      125,000      $ --     $     --
  and Chief Executive      1998     387,500        --     72,373        --           --        --           --
  Officer                  1997     387,500   290,625     62,463        --           --        --           --

Todd S. Nelson
  President                1999     350,000   262,500         --        --      100,000        --           --
                           1998     247,917   200,000         --        --           --        --           --
                           1997     175,000   131,250         --        --           --        --           --

Jorge Klor de Alva
   Senior Vice President,  1999     275,000   206,250         --        --       75,000        --       3,072<F2>
   and President of UOP    1998     218,750   175,000         --        --           --        --       1,850<F2>
                           1997     175,000   131,250         --        --      112,500        --          --

Jerry F. Noble
  Senior Vice President    1999     250,000   161,752         --        --       50,000        --        3,072<F2>
  and President of IPD     1998     225,000   168,750         --        --           --        --        3,073<F2>
                           1997     225,000    84,375         --        --           --        --        2,980<F2>

Kenda B. Gonzales
  Chief Financial Officer  1999     174,359    90,000         --        --       42,000        --           --
                           1998          --        --         --        --           --        --           --
                           1997          --        --         --        --           --        --           --


_______________

<F1>  Messrs. Klor de Alva, Nelson, and Noble also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Dr. John Sperling received perquisites primarily in the form of a Company provided car, available for business and personal use, and tax consulting services.

<F2>  Amounts shown consist of contributions made by the Company to the
      Company's Savings and Investment Plan paid in fiscal years 1999, 1998 and 1997.

     The following table discloses options granted by the Company to the Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers of the Company for 1999:

               -- OPTION GRANTS IN THE LAST FISCAL YEAR --

                            Option Grants in Fiscal Year 1999                  Potential Realizable
                      ----------------------------------------------------       Value at Assumed
                                     % of Total	                 	                  Annual Rates of
                       Number of    Options/SARs                                    Stock Price
                       Securities    Granted to     Exercise                      Appreciation for
                       Underlying     Employees      or Base                        Option Term
                      Options/SARs    in Fiscal       Price     Expiration    ----------------------
Name                    Granted          Year       ($/Share)      Date           5%         10%
------------------     ----------    -----------    ---------    ---------    ----------  ----------
John G. Sperling         125,000          11.3       $25.63      12/18/08     $2,014,428  $5,104,956
Todd S. Nelson           100,000           9.0        25.63      12/18/08      1,611,542   4,083,965
Jorge Klor de Alva        75,000           6.8        25.63      12/18/08      1,208,657   3,062,974
Jerry F. Noble            50,000           4.5        25.63      12/18/08        805,771   2,041,983
Kenda B. Gonzales         22,000           2.0        25.63      12/18/08        354,539     898,472
Kenda B. Gonzales         20,000           1.8        23.00      04/19/09        289,292     733,122


     The following table discloses the number of shares received from the exercise of Company options, the value received therefrom and the number and value of in-the-money and out-of-the-money options held by the Company's Chairman of the Board and Chief Executive Officer and the four other most highly compensated officers of the Company for 1999:

                        -- AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999 --
                                AND OPTION VALUES AT AUGUST 31, 1999

                                                                              Value of Unexercised
                     Shares                    Number of Unexercised         In-the-Money Options at
                    Acquired      Value      Options at Fiscal Year-End         Fiscal Year-End
                   on Exercise   Realized    ---------------------------  ---------------------------
Name                   (#)         ($)       Exercisable   Unexercisable  Exercisable   Unexercisable
-----------------  -----------   ---------   -----------   -------------  -----------   -------------
John G. Sperling    513,176    $10,910,340       51,469        176,468    $   741,442    $   741,427
Todd S. Nelson           --             --      109,407        151,468      1,576,073        741,427
Jorge Klor de Alva   76,500        692,280       28,125        103,125        127,148             --
Jerry F. Noble           --             --      154,407        101,468      2,224,325        741,427
Kenda B. Gonzales        --             --           --         42,000             --             --


Employment and Deferred Compensation Agreements ----------------------------

     In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. John G. Sperling, the Chairman of the Board and Chief Executive Officer of the Company. The term of the Employment Agreement was for four years, and expired on December 31, 1997. The Employment Agreement has automatically renewed for two additional one-year periods through December 31, 1999, and will automatically renew for additional one-year periods thereafter. Under the terms of the Employment Agreement, Dr. Sperling received an annual salary for 1997 and 1998 of $387,500. Effective for 1999, Dr. Sperling's salary was increased to $400,000. This salary is subject to annual review by the Compensation Committee. The Company may terminate the Employment Agreement only for cause, and Dr. Sperling may terminate the Employment Agreement at any time upon 30 days written notice.

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

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Company's Compensation Committee (the "Committee") is composed entirely of independent outside members of the Company's Board of Directors. The Committee reviews and approves each of the elements of the executive compensation program of the Company related to John G. Sperling, Todd S. Nelson, J. Jorge Klor de Alva, Peter V. Sperling, and Jerry F. Noble ("Senior Executives") and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the Committee administers the key provisions of the executive compensation program and reviews with the Board of Directors in detail all aspects of compensation for the Senior Executives. The Committee has furnished the following report on executive compensation:

Overview and Philosophy -----------------------------------------------------

     The Company's compensation program for Senior Executives is primarily comprised of base salary, annual bonus, and long-term incentives in the form of stock option grants. Senior Executives also participate in various other benefit plans, including medical and retirement plans, generally available to all employees of the Company.

     The Company's philosophy is to pay base salaries to Senior Executives that enable the Company to attract, motivate and retain highly qualified executives. The annual bonus program is designed to reward for performance based on financial results. Stock option grants are intended to provide substantial rewards to executives based on stock price appreciation and improved overall financial performance. The vesting of the options can be accelerated if certain profit and stock price goals are achieved.

Base Salary -----------------------------------------------------------------

     Each of the Company's Senior Executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries. The Company targets base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Committee also takes into account position within the Company, individual experience and performance, and specific needs particular to the Company.

Annual Bonus Program --------------------------------------------------------

     In addition to a base salary, Senior Executives were eligible to receive a bonus of up to seventy-five percent (75%) of their respective base salaries. All annual bonuses are tied to the Company's financial performance.

     At the beginning of each fiscal year, the Committee establishes an after-tax net income goal for the Company and operating profit goals for the Company's subsidiaries. The annual bonuses are calculated differently for
(i) Senior Executives who also serve as executive officers of either The University of Phoenix, Inc. ("UOP") or the Institute for Professional Development ("IPD") (collectively, the "Division Executives") and (ii) Senior Executives who do not serve as executive officers of either UOP or IPD (collectively, the "Company Executives").

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

Options ---------------------------------------------------------------------

     The Company believes that it is important for Senior Executives to have an equity stake in the Company and, toward this end, makes option grants to key Senior Executives from time to time under the Apollo Group, Inc. Long-Term Incentive Plan. In making option awards, the Committee reviews the Company's financial performance during the past fiscal year, the awards granted to other executives within the Company and the individual officer's specific role at the Company.

Other Benefits --------------------------------------------------------------

     Senior Executives are eligible to participate in benefit programs designed for all full-time employees of the Company and also received certain perquisites primarily including Company cars and Company paid tax consulting.

These programs include medical, disability and life insurance, and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code, as amended (the "Code").

Chief Executive Officer Compensation ----------------------------------------

     Dr. John G. Sperling is the founder, Chief Executive Officer and Chairman of the Board of Directors of the Company. In December 1993, the Company entered into an employment agreement (the "Employment Agreement") and deferred compensation agreement (the "Deferred Compensation Agreement") with Dr. Sperling. The Employment Agreement terminated on December 31, 1997. The Employment Agreement has automatically renewed for two additional one-year periods through December 31, 1999, and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling's termination of employment with the Company and until his death, Dr. Sperling shall receive monthly payments equal to 1/12 of his highest annual base salary paid by the Company during any one of the three calendar years preceding the calendar year in which Dr. Sperling's employment is terminated. In addition, upon Dr. Sperling's death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling's death.

     During fiscal year 1999, Dr. Sperling received an annual base salary of $400,000. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was eligible for a bonus for 1999. Dr. Sperling has elected to forego this bonus in exchange for options that will be granted in Fiscal 2000. All options are granted at fair market value and expire ten years after the grant date.

     Under Dr. Sperling's leadership, the Company's tuition and other net revenues increased 29.6% to $498.8 million in 1999 from $384.9 million in 1998. In addition, diluted earnings per share increased to $.75 in 1999 from $.59 in 1998.

     All share numbers and prices contained in this report have been adjusted for the stock splits effected in the form of stock dividends that were approved by the Company's Board of Directors.


                         -- COMPENSATION COMMITTEE --

                                Thomas C. Weir
                              John R. Norton III

STOCK PERFORMANCE GRAPH

     The line graph below compares the cumulative total shareholder return on the Company's Class A Common Stock with the cumulative total return for the Standard & Poor's 400 Index and an index of Company-selected peer group companies for the period from December 6, 1994 (the effective date of the Company's initial public offering) through August 31, 1999. The graph assumes that the value of the investment in the Company's Class A Common Stock and each index was $100 at December 6, 1994, and that all dividends paid by those companies included in the indexes were reinvested.

                      Dec. 6, Aug. 31, Aug. 31,  Aug. 31,  Aug. 31,  Aug. 31,
                       1994     1995     1996     1997       1998      1999
                      ------- -------- -------- --------- --------- ---------
Apollo Group, Inc.
 Class A Common Stock $100.00  $336.80  $966.30 $1,352.40 $1,726.60 $1,246.97
S&P 400                100.00   128.27   143.51    197.02    178.54    252.76
Education Peer Group-
 Current               100.00   146.02   297.28    362.08    418.97    384.06
Education Peer Group-
 Prior                 100.00   129.95   212.49    233.50    257.58    235.92

     The education peer group - current is composed of the publicly-traded common stock of 9 education-related companies that include Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry Inc. (DV), Education Management Corporation (EDMC), ITT Educational Services, Inc.
(ESI), Quest Education Corporation (QEDC), Sylvan Learning Systems, Inc.
(SLVN), Strayer Education, Inc. (STRA), Whitman Education Group, Inc. (WIX).

     The education peer group - prior is composed of the publicly-traded common stock of 12 education-related companies that include Berlitz International, Inc. (BTZ), California Culinary Academy, Inc. (COOK), Canterbury Information Technology, Inc. (XCEL), DeVry Inc. (DV), ITC Learning Corporation (ITCC), ITT Educational Services, Inc. (ESI), Nobel Learning Communities, Inc. (NLCI) (formerly Nobel Education Dynamics, Inc.), Sylvan Learning Systems, Inc. (SLVN), TesseracT Group, Inc. (TSST) (formerly Education Alternatives, Inc.), TRO Learning, Inc. (TUTR), Wave Technologies International, Inc. (WAVT), and Whitman Education Group, Inc. (WIX). Children's Discovery Centers of America, Inc. (CDCR) was acquired by KBI Acquisitions and is no longer included in the peer group.

     The Company believes that the education peer group - current is more representative of the education industry in which the Company operates than the education peer group - prior.

Item 12 -- Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of September 30, 1999. Except as otherwise indicated, to the knowledge of the Company, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

                                               Class A                             Class B
                                               Shares                              Shares
                                              of Common                           of Common
Name and Address of Beneficial Owner<F1>        Stock              % Owned          Stock       % Owned
---------------------------------------   ----------------        ---------      -----------   ----------
John G. Sperling                          13,885,158<F2><F3><F4><F5> 17.7%        243,081<F16>      47.5%
Peter V. Sperling                         14,371,831<F2><F6><F7>     18.3         232,068<F17>      45.4
Jerry F. Noble                               554,407<F8>               .7          27,950            5.5
Todd S. Nelson                               179,616<F9>               .2           8,385            1.6
J. Jorge Klor de Alva                        104,937<F10>              .1              --             --
Thomas C. Weir                               107,000<F11>              .1              --             --
Hedy F. Govenar                               41,550<F12>              .1              --             --
John R. Norton III                            41,500<F13>              .1              --             --
Dino J. DeConcini                             28,113<F14>              --              --             --
Total for All Directors and Executive
 Officers as a Group (11 persons)         27,987,155<F15>            35.7%        511,484          100.0

_______________

<F1>   The address of each of the listed shareholders, unless noted
       otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

<F2>   Includes 1,335,040 shares held by the John Sperling 1994 Irrevocable
       Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

<F3>   Includes 186,157 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F4>   Includes 1,350,000 shares held by The Sperling Foundation.

<F5>   Includes 51,469 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F6>   Includes 290,090 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

<F7>   Includes 51,469 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

<F8>   Includes 154,407 shares that Mr. Noble has the right to acquire within
       60 days of the date of the table set forth above.

<F9>   Includes 109,407 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

<F10>  Includes 28,125 shares that Dr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.



<F11>  Includes 93,500 shares that Mr. Weir has the right to acquire within
       60 days of the date of the table set forth above.

<F12>  Includes 37,500 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

<F13>  Includes 40,500 shares that Mr. Norton has the right to acquire within
       60 days of the date of the table set forth above.

<F14>  Includes 27,438 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

<F15>  Includes 608,099 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth.

<F16>  Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F17>  Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

Item 13 -- Certain Relationships and Related Transactions

     On August 14, 1998, the Company, Hughes Network Systems ("Hughes"), and Hermes Onetouch L.L.C. ("Hermes") formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. ("One Touch"). In connection with the transaction, the Company, Hughes, and Hermes entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it is anticipated that the Company may from time to time engage in transactions with One Touch for the provision of distance learning products and services. Hermes, which owns 30% of the outstanding shares of Interactive Distance Learning, Inc., is wholly-owned by Dr. John G. Sperling, the Company's Chairman, and Peter V. Sperling, the Company's Senior Vice President.

     Effective July 15, 1999, the Company entered into contracts with Apollo International, Inc. ("AI") to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico.
John G. Sperling, Jorge Klor de Alva, and Todd Nelson are directors of the Company and also directors of AI. Jorge Klor de Alva is Senior Vice President of the Company and is acting as Chief Executive Officer of AI until AI selects a permanent chief executive officer. Shares of AI stock are beneficially owned by the Company (2.6% for which it paid $999,989) and by an investment entity controlled by John G. Sperling and Peter V. Sperling, son of John G. Sperling, and a Vice President and Director of the Company (26%). In addition, the Company has an option to acquire additional shares in AI. During the fiscal year ended August 31, 1999, the Company received no revenue from AI for educational products and services.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

         The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1999, are incorporated by reference in
         Item 8.

         Report of Independent Accountants

         Consolidated Balance Sheet as of August 31, 1999 and 1998

         Consolidated Statement of Operations for the Years Ended August 31,
           1999, 1998, and 1997

         Consolidated Statement of Comprehensive Income for the Years Ended
           August 31, 1999, 1998, and 1997

         Consolidated Statement of Changes in Shareholders' Equity for the
           Years Ended August 31, 1999, 1998, and 1997

         Consolidated Statement of Cash Flows for the Years Ended August 31,
           1999, 1998, and 1997

         Notes to Consolidated Financial Statements


     2.  Financial Statement Schedule:

         None.


     3.  Exhibits
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

     10.1b     Revolving Promissory Note between Apollo      Incorporated by
               Group, Inc. and Wells Fargo Bank, National    reference to
               Association                                   Exhibit 10.1c of
                                                             the November 30,
                                                             1997 Form 10-Q.

     10.1c     Modification Agreement between Apollo Group,  Incorporated by
               Inc. and Wells Fargo Bank, National           reference to
               Association                                   Exhibit 10.1d of
                                                             the February 28,
                                                             1998 Form 10-Q.

     10.1d     Second Modification Agreement between Apollo  Incorporated by
               Group, Inc. and Wells Fargo Bank, National    reference to
               Association dated August 13, 1998             Exhibit 10.1e of
                                                             the February 28,
                                                             1999 Form 10-Q.

     10.1e     Third Modification Agreement between Apollo   Incorporated by
               Group, Inc. and Wells Fargo Bank, National    reference to
               Association dated April 30, 1999              Exhibit 10.1f of
                                                             the May 31, 1999
                                                             Form 10-Q.

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
     10.1f     Fourth Modification Agreement between Apollo  Filed herewith
               Group, Inc. and Wells Fargo Bank, National
               Association dated August 3, 1999

     10.1g     Fifth Modification Agreement between Apollo   Filed herewith
               Group, Inc. and Wells Fargo Bank, National
               Association dated November 1, 1999

     10.2      Apollo Group, Inc. Director Stock             Incorporated by
               Plan                                          reference to
                                                             Exhibit 10.2 of
                                                             the August 31,
                                                             1995 Form 10-K

     10.3      Apollo Group, Inc. Long-Term                  Incorporated by
               Incentive Plan                                reference to
                                                             Exhibit 10.3 of
                                                             Form S-1 No.
                                                             33-83804

     10.4      Apollo Group, Inc. Savings and                Incorporated by
               Investment Plan                               reference to
                                                             Exhibit 10.4 of
                                                             the August 31,
                                                             1996 Form 10-K.

     10.5      Apollo Group, Inc. 1994 Employee              Incorporated by
               Stock Purchase Plan (As Amended               reference to
               Through August 1996)                          Exhibit 10.5 of
                                                             the August 31,
                                                             1996 Form 10-K.

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

     10.8      Shareholder Agreement Dated September         Incorporated by
               7, 1994, by and between the Company and       reference to
               each holder of the Company's Class B          Exhibit 10.10 of
               Common Stock                                  Form S-1 No.
                                                             33-83804

                                                              Sequentially
                                                                Numbered
    Exhibit                                                  Page or Method
    Number     Description of Exhibit                           of Filing
    -------    ---------------------------------------       ----------------
     10.9      Agreement of Purchase and Sale of             Incorporated by
               Assets of Western International               reference to
               University Dated June 30, 1995                Exhibit 10.11 of
               (without schedules and exhibits)              the August 31,
                                                             1995 Form 10-K.

     10.10     Purchase and Sale Agreement Dated             Incorporated by
               October 10, 1995                              reference to
                                                             Exhibit 10.12 of
                                                             the August 31,
                                                             1996 Form 10-K.

     13        Pages 13 through 38 of the Annual Report to   Filed herewith
               Shareholders for the year ended August 31,
               1999

     21        List of Subsidiaries                          Filed herewith

     23        Consent of Independent Accountants            Filed herewith

     27        Financial Data Schedule                       Filed herewith

     27.1      Restated Financial Data Schedule for the      Filed herewith
               periods ending November 30, 1998, February
               28, 1999, and May 31, 1999

     27.2      Restated Financial Data Schedule for the      Filed herewith
               periods ending November 30, 1997, February
               28, 1998, May 31, 1998, and August 31, 1998

     27.3      Restated Financial Data Schedule for the      Filed herewith
               period ending August 31, 1997

     99.1      Form of Agreement of Institute for            Incorporated by
               Professional Development                      reference to
                                                             Exhibit 99.1 of
                                                             Form S-1 No.
                                                             33-83804


(b)  Reports on Form 8-K

     During the last quarter of the 1999 fiscal year, the Company filed no reports on Form 8-K.

	SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 22, 1999.

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

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ John G. Sperling        Chairman of the Board           November 22, 1999
-------------------------   of Directors and Chief
    John G. Sperling        Executive Officer
                            (Principal Executive Officer)

/s/ Todd S. Nelson          President and Director          November 22, 1999
-------------------------
    Todd S. Nelson


/s/ J. Jorge Klor de Alva   Senior Vice President           November 22, 1999
--------------------------	 and Director
    J. Jorge Klor de Alva

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ Jerry F. Noble          Senior Vice President and       November 22, 1999
-------------------------   Director
    Jerry F. Noble


/s/ Peter V. Sperling       Senior Vice President,          November 22, 1999
-------------------------   Secretary, Treasurer and
    Peter V. Sperling       Director


/s/ Kenda B. Gonzales       Chief Financial Officer         November 22, 1999
-------------------------   (Principal Financial Officer)
    Kenda B. Gonzales


/s/ Junette C. West         Vice President and Controller   November 22, 1999
-------------------------   (Chief Accounting Officer)
    Junette C. West


/s/ Dino J. DeConcini       Director                        November 22, 1999
-------------------------
    Dino J. DeConcini


/s/ Thomas C. Weir          Director                        November 22, 1999
-------------------------
    Thomas C. Weir


/s/ John R. Norton III      Director                        November 22, 1999
-------------------------
    John R. Norton III


/s/ Hedy F. Govenar         Director                        November 22, 1999
-------------------------
    Hedy F. Govenar