Form 10-Q
period 1999-11-30
APOLLO GROUP INC
filed 2000-01-14
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended November 30, 1999

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF JANUARY 5, 2000

               Class A Common Stock, no par 75,321,573 Shares
               Class B Common Stock, no par 511,484 Shares

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



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .16
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .16
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .16
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .16
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .16
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .16



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17



EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                              November 30,    August 31,
                                                                                  1999           1999
                                                                              ------------   ------------
                                                                               (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                         $ 46,445       $ 51,534
Restricted cash                                                                     26,653         25,798
Marketable securities                                                               38,890         31,064
Receivables, net                                                                    77,476         75,664
Deferred tax assets, net                                                             7,917          7,346
Other current assets                                                                 5,623          6,807
                                                                                 ---------      ---------
Total current assets                                                               203,004        198,213
Property and equipment, net                                                         77,824         74,826
Marketable securities                                                                7,429          8,507
Investment in joint venture                                                         10,701         10,701
Cost in excess of fair value of assets purchased, net                               39,575         39,917
Other assets                                                                        14,505         16,178
                                                                                 ---------      ---------
Total assets                                                                      $353,038       $348,342
                                                                                 =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                          $    300       $    300
Accounts payable                                                                    11,634         12,105
Accrued liabilities                                                                 19,222         14,340
Income taxes payable                                                                 9,504            535
Student deposits and current portion of deferred revenue                            75,462         81,507
                                                                                 ---------      ---------
Total current liabilities                                                          116,122        108,787
                                                                                 ---------      ---------
Deferred tuition revenue, less current portion                                       1,495          2,139
                                                                                 ---------      ---------
Long-term liabilities, less current portion                                          4,579          4,222
                                                                                 ---------      ---------
Deferred tax liabilities, net                                                        3,206          2,074
                                                                                 ---------      ---------
Commitments and contingencies                                                           --             --
                                                                                 ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                 --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 75,809,873 and 77,112,000 issued and outstanding at November 30, 1999 and
 August 31, 1999, respectively                                                         103            102
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at November 30, 1999 and August 31, 1999                 1              1
Additional paid-in capital                                                          98,266         99,190
Treasury stock, at cost, 2,901,000 and 1,876,000 shares at November 30, 1999
 and August 31, 1999, respectively                                                 (65,569)       (46,197)
Retained earnings                                                                  194,855        178,028
Accumulated other comprehensive loss                                                   (20)            (4)
                                                                                 ---------      ---------
Total shareholders' equity                                                         227,636        231,120
                                                                                 ---------      ---------
Total liabilities and shareholders' equity                                        $353,038       $348,342
                                                                                 =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                           Three Months Ended
                                                              November 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                                               (Unaudited)
Revenues:
Tuition and other, net                                     $143,418  $115,698
                                                           --------  --------
Costs and expenses:
Instructional costs and services                             82,979    67,668
Selling and promotional                                      21,759    17,932
General and administrative                                   12,051     9,125
                                                           --------  --------
                                                            116,789    94,725
                                                           --------  --------
Operating income                                             26,629    20,973
Interest income, net                                          1,317     1,312
                                                           --------  --------
Income before income taxes                                   27,946    22,285
Provision for income taxes                                   11,119     8,747
                                                           --------  --------
Net income                                                 $ 16,827  $ 13,538
                                                           ========  ========
Basic net income per share                                 $    .22  $    .17
                                                           ========  ========
Diluted net income per share                               $    .22  $    .17
                                                           ========  ========

Basic weighted average shares
  outstanding                                                76,758    77,502

Diluted weighted average shares
  outstanding                                                77,495    79,159

The accompanying notes are an integral part of these consolidated financial statements.


                      APOLLO GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)

                                                     Three Months Ended
                                                        November 30,
                                                     ------------------
                                                        1999      1998
                                                      -------   -------
                                                         (Unaudited)
Net income                                            $16,827   $13,538
Other comprehensive income:
   Currency translation gain (loss)                       (16)        1
                                                      -------   -------
Comprehensive income                                  $16,811   $13,539
                                                      =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                        Three Months Ended
                                                            November 30,
                                                       ---------------------
                                                         1999         1998
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows provided by (used for) operating
 activities:
  Net income                                            $ 16,827    $ 13,538
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         6,330       4,398
     Provision for uncollectible accounts                  3,510       3,044
     Deferred income taxes                                   561         549
     Tax benefits of stock options exercised               1,050       1,335
     Decrease (increase) in assets:
      Restricted cash                                       (855)     (3,427)
      Receivables, net                                    (5,322)    (10,864)
      Other assets                                         2,728       1,318
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities            13,380       3,624
      Student deposits and deferred revenue               (6,689)      3,395
      Other liabilities                                      457          82
                                                        --------    --------
Net cash provided by operating activities                 31,977      16,992
                                                        --------    --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment                 (8,468)    (12,297)
  Purchase of marketable securities                      (10,749)     (1,591)
  Maturities of marketable securities                      3,868       3,896
  Purchase of other assets                                  (256)       (832)
                                                        --------    --------
Net cash used for investing activities                   (15,605)    (10,824)
                                                        --------    --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                               (23,386)     (8,418)
  Payments on long-term debt                                (100)       (200)
  Issuance of common stock                                 2,041       1,962
                                                        --------    --------
Net cash used for financing activities                   (21,445)     (6,656)
                                                        --------    --------
Currency translation gain (loss)                             (16)          1
                                                        --------    --------
Net decrease in cash and cash equivalents                 (5,089)       (487)
Cash and cash equivalents at beginning of period          51,534      52,326
                                                        --------    --------
Cash and cash equivalents at end of period              $ 46,445    $ 51,839
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. ("Apollo" or the "Company") and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), Western International University, Inc. ("WIU"), the College for Financial Planning Institutes Corporation (the "College"), and Apollo Learning Group ("ALG"). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2000 and 1999 refer to the periods ended November 30, 1999 and 1998, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for the three months ended November 30, 1999 and 1998 was reviewed by PricewaterhouseCoopers LLP (see "Review by Independent Accountants").

3. The results of operations for the three-month period ended November 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. The Company's operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company's educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. The Company's operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

5. A reconciliation of the basic and diluted per share computations is as follows:

                              For the Three Months Ended November 30,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              1999                          1998
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $16,827   76,758     $ .22    $13,538   77,502     $ .17
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  737                         1,657
                    -------   ------              -------   ------
Diluted net income
 per share          $16,827   77,495     $ .22    $13,538   79,159     $ .17
                    =======   ======     =====    =======   ======     =====

6. Certain amounts reported for the three months ended November 30, 1998, have been reclassified to conform to the November 30, 1999 presentation, having no effect on net income.

                     Review by Independent Accountants


    	The financial information as of November 30, 1999, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP
("PricewaterhouseCoopers"), the Company's independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 1999, and the related consolidated statements of operations, of comprehensive income and of cash flows for the three-month periods ended November 30, 1999 and 1998. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of August 31, 1999, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated September 30, 1999 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 15, 1999

10<PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the fiscal year ended August 31, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and notes thereto for the three-month period ended November 30, 1999 included in Item 1.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future plans, expectations, events, or performances that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.


RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                                              Three Months
                                                           Ended November 30,
                                                           -----------------
                                                            1999       1998
                                                           ------     ------
                                                              (Unaudited)
Revenues:
Tuition and other, net                                      100.0%     100.0%
                                                           ------     ------
Costs and expenses:
Instructional costs and services                             57.8       58.5
Selling and promotional                                      15.2       15.5
General and administrative                                    8.4        7.9
                                                           ------     ------
                                                             81.4       81.9
                                                           ------     ------
Operating income                                             18.6       18.1
                                                           ------     ------
Interest income, net                                          0.9        1.2
                                                           ------     ------
Income before income taxes                                   19.5       19.3
Provision for income taxes                                    7.8        7.6
                                                           ------     ------
Net income                                                   11.7%      11.7%
                                                           ======     ======

THREE MONTHS ENDED NOVEMBER 30, 1999 (FIRST QUARTER OF 2000) COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1998 (FIRST QUARTER OF 1999)

     Tuition and other net revenues increased by 24.0% to $143.4 million in the three months ended November 30, 1999 from $115.7 million in the three months ended November 30, 1998 due primarily to a 15.6% increase in average degree student enrollments and tuition price increases averaging four to five percent (depending on the geographic area and program) and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of the Company's campuses, which include their respective learning centers, had increases in tuition and other net revenues and average degree student enrollments from the three months ended November 30, 1998 to 1999.

     Tuition and other net revenues for the three months ended November 30, 1999 and 1998 consists primarily of $126.2 million and $102.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $7.2 million and $5.7 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 86,008 in the three months ended November 30, 1999 from 74,397 in the three months ended November 30, 1998.

     Instructional costs and services increased by 22.6% to $83.0 million in the three months ended November 30, 1999 from $67.7 million in the three months ended November 30, 1998 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs.
These costs as a percentage of tuition and other net revenues decreased to 57.8% in the three months ended November 30, 1999 from 58.5% in the three months ended November 30, 1998 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instructional costs and services to the same extent.

     Selling and promotional expenses increased by 21.3% to $21.8 million in the three months ended November 30, 1999 from $17.9 million in the three months ended November 30, 1998 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues decreased to 15.2% in the three months ended November 30, 1999 from 15.5% in the three months ended November 30, 1998 due to greater tuition and other net revenues and a proportionally lower increase in selling and promotional expenses.

     General and administrative expenses increased by 32.1% to $12.1 million in the three months ended November 30, 1999 from $9.1 million in the three months ended November 30, 1998 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues increased to 8.4% in the three months ended November 30, 1999 from 7.9% in the three months ended November 30, 1998 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred. These start-up costs are primarily included in instructional costs and services and selling and promotional expenses. Start-up losses totaled approximately $2.5 million and $2.1 million in the three months ended November 30, 1999 and 1998, respectively.

     Net interest income was $1.3 million in the three months ended November 30, 1999 and 1998. Interest expense was less than $50,000 for the three months ended November 30, 1999 and 1998.

     The Company's effective tax rate increased to 39.8% in the three months ended November 30, 1999 from 39.3% in the three months ended November 30, 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $16.8 million in the three months ended November 30, 1999 from $13.5 million in the three months ended November 30, 1998 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and selling and promotional costs.

SEASONALITY IN RESULTS OF OPERATIONS

     The Company experiences seasonality in its results of operations primarily as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter (December to February) average enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     The Company typically experiences an increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instructional costs and services and selling and promotional expenses historically increase as a percentage of tuition and other net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

      The Company anticipates that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $32.0 million in the three months ended November 30, 1999 from $17.0 million in the three months ended November 30, 1998. The increase resulted primarily from increased net income and increased non-cash charges for depreciation and amortization and a larger increase in accounts payable and accrued liabilities.

     Capital expenditures decreased to $8.5 million in the three months ended November 30, 1999 from $12.3 million in the three months ended November 30, 1998 primarily due to a decrease in expenditures related to software development and leasehold improvements. Total purchases of property and equipment for the year ended August 31, 2000 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     Start-up losses for new campuses and learning centers are expected to range from $11.0 to $13.0 million in fiscal year 2000, as compared to $9.0 million in fiscal year 1999, due to recent and planned expansion into new geographic markets.

     At November 30, 1999, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company's selection. At November 30, 1999, availability under the line of credit was reduced by outstanding letters of credit of $2.7 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2001.

     The Company's Board of Directors has authorized a program allocating up to $100 million in Company funds to repurchase shares of its Class A Common Stock. As of November 30, 1999, the Company had repurchased approximately 2,901,000 shares at a total cost of approximately $69.6 million.

     The Department of Education ("ED") requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of November 30, 1999, the Company had approximately $26.7 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected the Company's ability to fund daily operations.

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of UOP's administration of the Title IV Programs. The team previously presented questions regarding UOP's interpretation of the "12-hour rule," UOP's distance education programs, and UOP's institutional refund obligations. UOP has received a draft report addressing these issues and is currently in discussions with the OIG and ED. Although the Company believes that the OIG audit will be resolved without any negative impact on UOP's teaching/learning model, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved. Depending on the interpretation of the various regulatory requirements, any resulting liability to the Company from the final audit results will be recorded as an expense.

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

     The Company completed all testing and remediation of its IT and non-IT systems and all contingency plans by November 30, 1999. As of the date of this filing, there have been no disruptions to the Company's operations since the 2000 calendar year began. The Company will continue to monitor its significant suppliers, the general economy and financial markets to evaluate any potential disruption to its operations. Costs incurred in connection with the Company's Year 2000 efforts have not been material.

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


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended November 30, 1999.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: January 14, 2000             By:     /s/ Junette C. West
                                      ---------------------------------
                                               Junette C. West
                                           Chief Accounting Officer


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