Form 10-Q
period 2000-02-29
APOLLO GROUP INC
filed 2000-04-14
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 29, 2000

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                            AS OF MARCH 31, 2000

               Class A Common Stock, no par 74,751,156 Shares
               Class B Common Stock, no par 511,484 Shares

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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                                 February 29,   August 31,
                                                                                    2000           1999
                                                                                ------------   ------------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                          $ 35,338       $ 51,534
Restricted cash                                                                      32,238         25,798
Marketable securities                                                                37,198         31,064
Receivables, net                                                                     77,181         75,664
Deferred tax assets, net                                                              8,372          7,346
Other current assets                                                                  4,787          6,807
                                                                                  ---------      ---------
Total current assets                                                                195,114        198,213
Property and equipment, net                                                          82,207         74,826
Marketable securities                                                                 5,874          8,507
Investment in joint venture                                                          11,888         10,701
Cost in excess of fair value of assets purchased, net                                39,233         39,917
Other assets                                                                         14,127         16,178
                                                                                  ---------      ---------
Total assets                                                                       $348,443       $348,342
                                                                                  =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                           $    300       $    300
Accounts payable                                                                     13,482         12,105
Accrued liabilities                                                                  20,792         14,340
Income taxes payable                                                                    411            535
Student deposits and current portion of deferred revenue                             85,286         81,507
                                                                                  ---------      ---------
Total current liabilities                                                           120,271        108,787
                                                                                  ---------      ---------
Deferred tuition revenue, less current portion                                        1,141          2,139
                                                                                  ---------      ---------
Long-term liabilities, less current portion                                           4,953          4,222
                                                                                  ---------      ---------
Deferred tax liabilities, net                                                         2,648          2,074
                                                                                  ---------      ---------
Commitments and contingencies                                                            --             --
                                                                                  ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                  --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 74,893,000 and 76,628,000 issued and outstanding at February 29, 2000 and
 August 31, 1999, respectively                                                          103            102
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at February 29, 2000 and August 31, 1999                  1              1
Additional paid-in capital                                                           97,536         99,190
Treasury stock, at cost, 3,649,000 and 1,876,000 shares at February 29, 2000
 and August 31, 1999, respectively                                                  (84,949)       (46,197)
Retained earnings                                                                   206,768        178,028
Accumulated other comprehensive loss                                                    (29)            (4)
                                                                                  ---------      ---------
Total shareholders' equity                                                          219,430        231,120
                                                                                  ---------      ---------
Total liabilities and shareholders' equity                                         $348,443       $348,342
                                                                                  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                     Three Months Ended    Six Months Ended
                                     February 29 and 28,  February 29 and 28,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     --------  --------   --------  --------
                                        (Unaudited)           (Unaudited)
Revenues:
Tuition and other, net               $133,980  $109,356   $277,398  $225,054
                                     --------  --------   --------  --------
Costs and expenses:
Instructional costs and services       82,672    65,619    165,651   133,287
Selling and promotional                21,649    18,517     43,408    36,449
General and administrative             10,649     9,507     22,700    18,632
                                     --------  --------   --------  --------
                                      114,970    93,643    231,759   188,368
                                     --------  --------   --------  --------
Operating income                       19,010    15,713     45,639    36,686
Interest income, net                    1,279     1,275      2,596     2,587
                                     --------  --------   --------  --------
Income before income taxes             20,289    16,988     48,235    39,273
Provision for income taxes              8,376     6,833     19,495    15,580
                                     --------  --------   --------  --------
Net income                           $ 11,913  $ 10,155     28,740  $ 23,693
                                     ========  ========   ========  ========
Basic net income per share           $    .16  $    .13   $    .38  $    .30
                                     ========  ========   ========  ========
Diluted net income per share         $    .16  $    .13   $    .37  $    .30
                                     ========  ========   ========  ========

Basic weighted average shares
  outstanding                          75,782    78,028     76,270    77,765

Diluted weighted average shares
  outstanding                          76,478    79,195     76,987    79,177

The accompanying notes are an integral part of these consolidated financial statements.


                      APOLLO GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)

                                     Three Months Ended    Six Months Ended
                                     February 29 and 28,  February 29 and 28,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     -------    -------   -------    -------
                                         (Unaudited)          (Unaudited)
Net income                           $11,913   $10,155    $28,740    $23,693
Other comprehensive income:
   Currency translation loss             (23)       (4)       (39)        (3)
   Unrealized gain on security            14                   14
                                     -------   -------    -------    -------
Comprehensive income                 $11,904   $10,151    $28,715    $23,690
                                     =======   =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                         Six Months Ended
                                                        February 29 and 28,
                                                       ---------------------
                                                         2000         1999
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows provided by (used for) operating
 activities:
  Net income                                            $ 28,740    $ 23,693
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        12,902       8,992
     Provision for uncollectible accounts                  5,107       6,116
     Deferred income taxes                                  (452)        367
     Tax benefits of stock options exercised               1,272       9,166
     Decrease (increase) in assets:
      Restricted cash                                     (6,440)     (2,565)
      Receivables, net                                    (6,624)    (20,787)
      Other assets                                         4,187      (3,316)
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             7,705      (6,809)
      Student deposits and deferred revenue                2,781       8,910
      Other liabilities                                      831         188
                                                        --------    --------
Net cash provided by operating activities                 50,009      23,955
                                                        --------    --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment                (19,018)    (20,070)
  Purchase of marketable securities                      (16,068)     (4,070)
  Maturities of marketable securities                     12,355       9,025
  Purchase of other assets                                  (821)     (1,170)
  Proceeds from sale of land                                 350
  Investment in joint venture                             (1,187)
                                                        --------    --------
Net cash used for investing activities                   (24,389)    (16,285)
                                                        --------    --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                               (44,925)    (14,472)
  Payments on long-term debt                                (100)       (200)
  Issuance of common stock                                 3,248       6,015
                                                        --------    --------
Net cash used for financing activities                   (41,777)     (8,657)
                                                        --------    --------
Currency translation loss                                    (39)         (3)
                                                        --------    --------
Net decrease in cash and cash equivalents                (16,196)       (990)
Cash and cash equivalents at beginning of period          51,534      52,326
                                                        --------    --------
Cash and cash equivalents at end of period              $ 35,338    $ 51,336
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, which include the University of Phoenix, Inc., the Institute for Professional Development, Western International University, Inc., the College for Financial Planning Institutes Corporation, and Apollo Learning Group. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2000 and 1999 refer to the periods ended February 29, 2000 and February 28, 1999, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K as filed with the Securities and Exchange Commission. The interim financial information for the three months and six months ended February 29, 2000 and February 28, 1999 was reviewed by PricewaterhouseCoopers LLP.

3. The results of operations for the three-month and six-month periods ended February 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

4. Our operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. Our educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. Our operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

5. During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB No. 101"), which will be effective for us beginning in the interim period ended November 30, 2000. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Although we have not yet completed our analysis of how we will comply with SAB No. 101, we do not expect it to have a material effect on our results of operations.

6. On March 28, 2000, we filed a registration statement with the Securities and Exchange Commission relating to the initial public offering of University of Phoenix Online common stock, which is intended to track the performance of the Online operations of University of Phoenix. This registration statement has not yet become effective and is subject to approval from our Class A and Class B shareholders.

7. A reconciliation of the basic and diluted per share computations is as follows:

                           For the Three Months Ended February 29 and 28,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              2000                          1999
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $11,913   75,782     $ .16    $10,155   78,028     $ .13
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  696                         1,167
                    -------   ------              -------   ------
Diluted net income
 per share          $11,913   76,478     $ .16    $10,155   79,195     $ .13
                    =======   ======     =====    =======   ======     =====

                           For the Six Months Ended February 29 and 28,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              2000                          1999
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $28,740   76,270     $ .38    $23,693   77,765     $ .30
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  717                         1,412
                    -------   ------              -------   ------
Diluted net income
 per share          $28,740   76,987     $ .37    $23,693   79,177     $ .30
                    =======   ======     =====    =======   ======     =====


8. Certain amounts reported for the three months and six months ended February 28, 1999 have been reclassified to conform to the 2000 presentation, having no effect on net income.

                     Review by Independent Accountants


	The financial information as of February 29, 2000, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 29, 2000, and the related consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended February 29, 2000 and February 28, 1999 and the consolidated statement of cash flows for the six-month periods ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2000

10<PAGE

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K as filed with the Securities and Exchange Commission, together with the consolidated financial statements and related notes for the three-month and six-month periods ended February 29, 2000 included in Item 1.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future plans, expectations, events, or performance that involve risks and uncertainties. Our actual results of operations could differ materially from those anticipated in these forward-looking statements as a result of various factors. You should read the following discussion together with our consolidated financial statements and related notes.


RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                         Three Months         Six Months
                                        Ended February      Ended February
                                          29 and 28,          29 and 28,
                                      -----------------   ------------------
                                       2000       1999      2000       1999
                                      ------     ------    ------     ------
                                          (Unaudited)         (Unaudited)
Revenues:
Tuition and other, net                 100.0%     100.0%    100.0%     100.0%
                                      ------     ------    ------     ------
Costs and expenses:
Instructional costs and services        61.7       60.0      59.7       59.2
Selling and promotional                 16.2       16.9      15.6       16.2
General and administrative               7.9        8.7       8.2        8.3
                                      ------     ------    ------     ------
                                        85.8       85.6      83.5       83.7
                                      ------     ------     ------     ------
Operating income                        14.2       14.4      16.5       16.3
Interest income, net                     1.0        1.1        .9        1.1
                                      ------     ------     ------     ------
Income before income taxes              15.2       15.5      17.4       17.4
Provision for income taxes               6.3        6.2       7.0        6.9
                                      ------     ------    ------     ------
Net income                               8.9%       9.3%     10.4%      10.5%
                                      ======     ======    ======     ======

THREE MONTHS ENDED FEBRUARY 29, 2000 (SECOND QUARTER OF 2000) COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1999 (SECOND QUARTER OF 1999)

     Tuition and other net revenues increased by 22.5% to $134.0 million in 2000 from $109.4 million in 1999 due primarily to a 17.1% increase in average degree student enrollments, tuition price increases averaging four to five percent (depending on the geographic area and program), and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of our campuses, which include their respective learning centers, had increases in tuition and other net revenues and average degree student enrollments from 2000 to 1999.

     Tuition and other net revenues for the three months ended February 29, 2000 and February 28, 1999 consists primarily of $120.4 million and $95.5 million, respectively, of net tuition revenues from students enrolled in degree programs and $4.4 million and $6.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 89,094 in 2000 from 76,113 in 1999.

     Instructional costs and services increased by 26.0% to $82.7 million in 2000 from $65.6 million in 1999 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues increased to 61.7% in 2000 from 60.0% in 1999 due primarily to an increase in space lease costs as a result of additional classrooms at existing and new locations.

     Selling and promotional expenses increased by 16.9% to $21.6 million in 2000 from $18.5 million in 1999 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues decreased to 16.2% in 2000 from 16.9% in 1999 due to greater net revenues being spread over a proportionally lower increase in selling and promotional expenses.

     General and administrative expenses increased by 12.0% to $10.6 million in 2000 from $9.5 million in 1999 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 7.9% in 2000 from 8.7% in 1999 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources. We may not be able to leverage our costs to the same extent as we face increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Net interest income was $1.3 million in 2000 and 1999. Interest expense was less than $30,000 for 2000 and 1999.

     Our effective tax rate increased to 41.3% in 2000 from 40.2% in 1999. The increase is due primarily to decreased tax benefits from the exercise of stock options, the relative impact of tax-exempt interest income, and of expenses that are non-deductible for tax purposes.

     Net income increased to $11.9 million in 2000 from $10.2 million in 1999 due primarily to increased enrollments, increased tuition rates, and improved utilization of selling and promotional and general and administrative expenses.

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 1999

     Tuition and other net revenues increased by 23.3% to $277.4 million in 2000 from $225.1 million in 1999 due primarily to a 17.4% increase in average degree student enrollments, tuition price increases averaging four to five percent (depending on the geographic area and program), and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of our campuses, which include their respective learning centers, had increases in tuition and other net revenues and average degree student enrollments from 2000 to 1999.

     Tuition and other net revenues for the six months ended February 29, 2000 and February 28, 1999 consists primarily of $246.7 million and $198.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $11.6 million and $11.9 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 87,556 in 2000 from 74,604 in 1999.

     Instructional costs and services increased by 24.3% to $165.7 million in 2000 from $133.3 million in 1999 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs.
These costs as a percentage of tuition and other net revenues increased to 59.7% in 2000 from 59.2% in 1999 due primarily to an increase in space lease costs as a result of additional classrooms at existing and new locations.

     Selling and promotional expenses increased by 19.1% to $43.4 million in 2000 from $36.4 million in 1999 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues decreased to 15.6% in 2000 from 16.2% in 1999 due to greater net revenues being spread over a proportionally lower increase in selling and promotional expenses.

     General and administrative expenses increased by 21.8% to $22.7 million in 2000 from $18.6 million in 1999 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 8.2% in 2000 from 8.3% in 1999 due primarily to higher net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources. We may not be able to leverage our costs to the same extent as we face increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Net interest income was $2.6 million in 2000 and 1999. Interest expense was less than $75,000 for 2000 and 1999.

     Our effective tax rate increased to 40.4% in 2000 from 39.7% in 1999. The increase is due primarily to decreased tax benefits from the exercise of stock options, the relative impact of tax-exempt interest income, and of expenses that are non-deductible for tax purposes.

     Net income increased to $28.7 million in 2000 from $23.7 million in 1999 due primarily to increased enrollments, increased tuition rates, and improved utilization of selling and promotional and general and administrative expenses.

SEASONALITY IN RESULTS OF OPERATIONS

     We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December to February) average enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

     We typically experience an increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instructional costs and services and selling and promotional expenses historically increase as a percentage of tuition and other net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

      We anticipate that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $50.0 million in 2000 from $24.0 million in 1999. The increase resulted primarily from increased net income, a smaller increase in accounts receivable, and an increase in accounts payable and accrued liabilities.

     Capital expenditures decreased to $19.0 million in 2000 from $20.1 million in 1999 primarily due to the timing of expenditures related to software development and leasehold improvements. Total purchases of property and equipment for the year ended August 31, 2000 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the information technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     At February 29, 2000, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our selection. At February 29, 2000, availability under the line of credit was reduced by outstanding letters of credit of $2.7 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2002.

     Our Board of Directors has authorized a program allocating up to $150 million in Company funds to repurchase shares of its Class A Common Stock. As of February 29, 2000, we had repurchased approximately 3,908,000 shares at a total cost of approximately $91.1 million.

     The Department of Education requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to us through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of February 29, 2000, we had approximately $32.2 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected our ability to fund daily operations.

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of University of Phoenix's administration of the Title IV Programs. The team previously presented questions regarding our interpretation of the "12-hour rule," distance education programs, and institutional refund obligations. We have reached an agreement with the Department of Education. The agreement acknowledges no admission that there were any issues of non-compliance or errors by us. To bring this audit to closure and settle all outstanding issues prior to the final OIG audit report, which was issued on March 31, 2000, we agreed to make a modification to University of Phoenix's study group attendance log. We do not expect this modification to have a negative impact on either University of Phoenix or its students. Part of the agreement reached with the Department of Education requires that we pay the Department of Education $6,000,000 and will be reflected in instructional costs and services in our third quarter results.

IMPACT OF INFLATION

     Inflation has not had a significant impact on our historical operations.


Item 3 -- Quantitative and Qualitative Disclosures about Market Risk

     Our portfolio of marketable securities includes numerous issuers, varying types of securities and maturities. We intend to hold these securities to maturity. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .Not Applicable


Item 2.  Changes in Securities . . . . . . . . . . . . . . . .Not Applicable


Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     On February 23, 2000, our Class B Common Stock shareholders acted by unanimous written consent in place of an annual meeting. Pursuant to the unanimous written consent, the Class B shareholders elected, as Class I directors, to hold office until the 2002 annual meeting of shareholders; John G. Sperling, Dino J. DeConcini, and Thomas C. Weir.

Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.1h Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended February 29, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: April 13, 2000              By:     /s/ Kenda B. Gonzales
                                      ----------------------------------
                                               Kenda B. Gonzales
                                          Chief Financial Officer
                                        and Chief Accounting Officer


                                   By:     /s/ Todd S. Nelson
                                      ----------------------------------
                                               Todd S. Nelson
                                                 President

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

10.1h Sixth Modification Agreement between Apollo Group,
      Inc. and Wells Fargo Bank, National Association
      dated March 2, 2000                                      Filed herewith

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith