Form 10-Q
period 2000-05-31
APOLLO GROUP INC
filed 2000-07-17
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended May 31, 2000

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

             SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK
                             AS OF JULY 10, 2000

               Class A Common Stock, no par 74,685,096 Shares
               Class B Common Stock, no par 511,484 Shares

                     APOLLO GROUP, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                                   INDEX




                                                                        PAGE
PART I -- FINANCIAL INFORMATION                                         ----

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . .12
Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .18



PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .19
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .19
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .19
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .19
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .19
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .19



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20



EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                                   May 31,      August 31,
                                                                                    2000           1999
                                                                                ------------   ------------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                          $ 51,150       $ 51,534
Restricted cash                                                                      37,612         25,798
Marketable securities                                                                42,885         31,064
Receivables, net                                                                     73,587         75,664
Deferred tax assets, net                                                             10,133          7,346
Other current assets                                                                  3,817          6,807
                                                                                  ---------      ---------
Total current assets                                                                219,184        198,213
Property and equipment, net                                                          84,224         74,826
Marketable securities                                                                 8,576          8,507
Investment in IDL                                                                    11,888         10,701
Cost in excess of fair value of assets purchased, net                                38,890         39,917
Other assets                                                                         13,918         16,178
                                                                                  ---------      ---------
Total assets                                                                       $376,680       $348,342
                                                                                  =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                           $    295       $    300
Accounts payable                                                                     13,494         12,105
Accrued liabilities                                                                  24,283         14,340
Income taxes payable                                                                     85            535
Student deposits and current portion of deferred revenue                             89,464         81,507
                                                                                  ---------      ---------
Total current liabilities                                                           127,621        108,787
                                                                                  ---------      ---------
Deferred tuition revenue, less current portion                                        1,063          2,139
                                                                                  ---------      ---------
Long-term liabilities, less current portion                                           9,819          4,222
                                                                                  ---------      ---------
Deferred tax liabilities, net                                                         2,661          2,074
                                                                                  ---------      ---------
Commitments and contingencies                                                            --             --
                                                                                  ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                  --             --
Class A common stock, no par value, 400,000,000 shares authorized;
 74,728,000 and 76,628,000 issued and outstanding at May 31, 2000 and
 August 31, 1999, respectively                                                          103            102
Class B common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at May 31, 2000 and August 31, 1999                       1              1
Additional paid-in capital                                                           96,475         99,190
Treasury stock, at cost, 3,814,000 and 1,876,000 shares at May 31, 2000
 and August 31, 1999, respectively                                                  (88,984)       (46,197)
Retained earnings                                                                   227,911        178,028
Accumulated other comprehensive income (loss)                                            10             (4)
                                                                                  ---------      ---------
Total shareholders' equity                                                          235,516        231,120
                                                                                  ---------      ---------
Total liabilities and shareholders' equity                                         $376,680       $348,342
                                                                                  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                           May 31,             May 31,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     --------  --------   --------  --------
                                        (Unaudited)           (Unaudited)
Revenues:
Tuition and other, net               $167,591  $138,107   $444,989  $363,161
                                     --------  --------   --------  --------
Costs and expenses:
Instructional costs and services       97,441    78,873    263,092   212,160
Selling and promotional                23,009    18,783     66,417    55,232
General and administrative             12,572    10,063     35,272    28,695
                                     --------  --------   --------  --------
                                      133,022   107,719    364,781   296,087
                                     --------  --------   --------  --------
Operating income                       34,569    30,388     80,208    67,074
Interest income, net                    1,590     1,352      4,186     3,939
                                     --------  --------   --------  --------
Income before income taxes             36,159    31,740     84,394    71,013
Provision for income taxes             15,016    12,780     34,511    28,360
                                     --------  --------   --------  --------
Net income                           $ 21,143  $ 18,960   $ 49,883  $ 42,653
                                     ========  ========   ========  ========
Basic net income per share           $    .28  $    .24   $    .66  $    .55
                                     ========  ========   ========  ========
Diluted net income per share         $    .28  $    .24   $    .65  $    .54
                                     ========  ========   ========  ========

Basic weighted average shares
  outstanding                          75,273    77,963     75,938    77,831

Diluted weighted average shares
  outstanding                          76,126    78,914     76,700    79,089

The accompanying notes are an integral part of these consolidated financial statements.


                      APOLLO GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)

                                     Three Months Ended   Nine Months Ended
                                           May 31,             May 31,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     -------    -------   -------    -------
                                         (Unaudited)          (Unaudited)
Net income                           $21,143   $18,960    $49,883    $42,653
Other comprehensive income,
 net of income taxes:
   Currency translation gain (loss)       53       (15)        14        (18)
   Unrealized gain on security                                  8
   Reclassification adjustment for
    gains included in net income          (8)                  (8)
                                     -------   -------    -------    -------
Comprehensive income                 $21,188   $18,945    $49,897    $42,635
                                     =======   =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                        Nine Months Ended
                                                             May 31,
                                                       ---------------------
                                                         2000         1999
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows provided by (used for) operating
 activities:
  Net income                                            $ 49,883    $ 42,653
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        19,984      14,473
     Provision for uncollectible accounts                  6,163       7,368
     Deferred income taxes                                (2,200)       (459)
     Tax benefits of stock options exercised               2,036       9,398
     Decrease (increase) in assets:
      Restricted cash                                    (11,814)     (5,350)
      Receivables, net                                    (4,086)    (19,221)
      Other assets                                         4,861      (5,617)
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities            10,882      (4,526)
      Student deposits and deferred revenue                6,881      13,023
      Other liabilities                                    5,692         379
                                                        --------    --------
Net cash provided by operating activities                 88,282      52,121
                                                        --------    --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment                (27,296)    (32,901)
  Purchase of marketable securities                      (31,563)     (7,351)
  Maturities of marketable securities                     19,385      12,335
  Purchase of other assets                                (1,030)     (1,835)
  Proceeds from sale of land                                 648       1,622
  Investment in IDL                                       (1,187)        106
                                                        --------    --------
Net cash used for investing activities                   (41,043)    (28,024)
                                                        --------    --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                               (52,655)    (39,855)
  Payments on long-term debt                                (100)       (200)
  Issuance of common stock                                 5,118       7,754
                                                        --------    --------
Net cash used for financing activities                   (47,637)    (32,301)
                                                        --------    --------
Currency translation gain (loss)                              14         (18)
                                                        --------    --------
Net decrease in cash and cash equivalents                   (384)     (8,222)
Cash and cash equivalents at beginning of period          51,534      52,326
                                                        --------    --------
Cash and cash equivalents at end of period              $ 51,150    $ 44,104
                                                        ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. The interim consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, which include the University of Phoenix, Inc., the Institute for Professional Development, Western International University, Inc., the College for Financial Planning Institutes Corporation, and Apollo Learning Group, Inc. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2000 and 1999 refer to the periods ended May 31, 2000 and 1999, respectively.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K as filed with the Securities and Exchange Commission.

3. The results of operations for the three-month and nine-month periods ended May 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

5. During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. Apollo Group was originally required to implement SAB No. 101 in the first quarter of its fiscal year ending August 31, 2001; however, in June 2000, the Securities and Exchange Commission amended SAB No. 101 to delay the required implementation date. As a result, we must now implement the related guidelines in the fourth quarter of our fiscal year ending August 31, 2001. Although the analysis of the impact of SAB No. 101 has not been completed, it is not expected to have a material effect on our results of operations.

6. On March 28, 2000, we filed a proxy statement with the Securities and Exchange Commission relating to a special meeting of our shareholders. At this special meeting, we will ask our shareholders to: 1) approve an amendment to our articles of incorporation that would create a new class of our common stock called University of Phoenix Online common stock; and 2) adopt and amend our benefit plans. A date for this special meeting has not yet been set. In addition, on March 28, 2000, we filed a registration statement with the Securities and Exchange Commission relating to an offering of our common stock, which is intended to "track" the economic performance of University of Phoenix Online. This registration statement has not yet become effective and is subject to the approval of our proposed amended and restated articles of incorporation at the special meeting by our Class A and Class B shareholders. The public offering of University of Online common stock is also subject to prevailing market and other conditions.

7. A reconciliation of the basic and diluted per share computations is as follows:

                                For the Three Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              2000                          1999
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $21,143   75,273     $ .28    $18,960   77,963     $ .24
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  853                           951
                    -------   ------              -------   ------
Diluted net income
 per share          $21,143   76,126     $ .28    $18,960   78,914     $ .24
                    =======   ======     =====    =======   ======     =====

                                 For the Nine Months Ended May 31,
                             (In thousands, except per share amounts)
                                          (Unaudited)
                   ----------------------------------------------------------
                              2000                          1999
                   ---------------------------   ----------------------------
                            Weighted                      Weighted
                              Avg.   Per Share              Avg.    Per Share
                    Income   Shares   Amount      Income   Shares    Amount
                   -------- -------- ---------   -------- -------- ----------
Basic net income
 per share          $49,883   75,938     $ .66    $42,653   77,831     $ .55
                                         =====                         =====
Effect of dilutive
 securities:
  Stock options                  762                         1,258
                    -------   ------              -------   ------
Diluted net income
 per share          $49,883   76,700     $ .65    $42,653   79,089     $ .54
                    =======   ======     =====    =======   ======     =====

8. Certain amounts reported for the three months and nine months ended May 31, 1999 have been reclassified to conform to the 2000 presentation, having no effect on net income.

9. In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of University of Phoenix's administration of the Title IV Programs. The team previously presented questions regarding our interpretation of the "12-hour rule," distance education programs, and institutional refund obligations. We have reached an agreement with the Department of Education. The agreement acknowledges no admission that there were any issues of non-compliance or errors by us. To bring this audit to closure and settle all outstanding issues prior to the final OIG audit report, which was issued on March 31, 2000, we agreed to modify University of Phoenix's study group attendance log to track the sites of study group meetings and record the hours attended. We do not expect this modification to have a negative impact on either University of Phoenix or its students. Part of the agreement, dated March 27, 2000, reached with the Department of Education requires that we pay the Department of Education $6,000,000 as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount was reflected in instructional costs and services in our third quarter results.

                     Review by Independent Accountants


	The financial information as of May 31, 2000 and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"), our independent accountants, in accordance with standards established by the American Institute of Certified Public
Accountants. PricewaterhouseCoopers' report is included in this quarterly report.

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

                      Report of Independent Accountants


To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 2000, and the related consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended May 31, 2000 and 1999 and the consolidated statement of cash flows for the nine-month periods ended May 31, 2000 and 1999. These financial statements are the responsibility of Apollo Group, Inc.'s management.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
June 23, 2000

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K as filed with the Securities and Exchange Commission, together with the consolidated financial statements and related notes for the three-month and nine-month periods ended May 31, 2000 included in Item 1.

     This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this report include, but are not limited to: 1) results of operations are not necessarily indicative of the results to be expected for the entire fiscal year or any future period; 2) we do not expect SAB No. 101 to have a material impact on our results of operations; 3)University of Phoenix Online common stock is intended to "track" the economic performance of the online operations of the University of Phoenix; 4) we may not be able to leverage our instructional costs and services expenses to the same extent as we have in the past; 5) we anticipate that our seasonal trends in the second and fourth quarters will continue in the future; 6) total expected purchases of property and equipment for the year ended August 31, 2000, are expected to range from $35.0 million to $40.0 million; 7) restrictions on cash from Title IV programs have not affected our ability to fund daily operations; 8) we do not expect modifications to our study group attendance log to have a negative impact on either University of Phoenix or its students.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in the quarterly report, including "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe, factors among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of other applicable laws, rules and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) failure to obtain the North Central Association of Colleges and Schools' approval for University of Phoenix to operate in new states; 6) changes in student enrollment; 7) and other factors set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended August 31, 1999. These forward-looking statements are based on estimates, projections, beliefs, and assumptions of us and our management and speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth consolidated statement of operations data of the Company expressed as a percentage of net revenues for the periods indicated:
                                        Three Months          Nine Months
                                        Ended May 31,        Ended May 31,
                                      -----------------   ------------------
                                       2000       1999      2000       1999
                                      ------     ------    ------     ------
                                          (Unaudited)         (Unaudited)
Revenues:
Tuition and other, net                 100.0%     100.0%    100.0%     100.0%
                                      ------     ------    ------     ------
Costs and expenses:
Instructional costs and services        58.2       57.1      59.1       58.4
Selling and promotional                 13.7       13.6      14.9       15.2
General and administrative               7.5        7.3       8.0        7.9
                                      ------     ------    ------     ------
                                        79.4       78.0      82.0       81.5
                                      ------     ------    ------     ------
Operating income                        20.6       22.0      18.0       18.5
Interest income, net                     1.0        1.0       1.0        1.0
                                      ------     ------    ------     ------
Income before income taxes              21.6       23.0      19.0       19.5
Provision for income taxes               9.0        9.3       7.8        7.8
                                      ------     ------    ------     ------
Net income                              12.6%      13.7%     11.2%      11.7%
                                      ======     ======    ======     ======

     The following table sets forth our consolidated statement of operations data, expressed as a percentage of net revenues for the periods indicated.
These percentages exclude the $6.0 million charge to instructional costs and services related to the Department of Education agreement:
                                        Three Months          Nine Months
                                        Ended May 31,        Ended May 31,
                                      -----------------   ------------------
                                       2000       1999      2000       1999
                                      ------     ------    ------     ------
                                          (Unaudited)         (Unaudited)
Revenues:
Tuition and other, net                 100.0%     100.0%    100.0%     100.0%
                                      ------     ------    ------     ------
Costs and expenses:
Instructional costs and services        54.6       57.1      57.8       58.4
Selling and promotional                 13.7       13.6      14.9       15.2
General and administrative               7.5        7.3       8.0        7.9
                                      ------     ------    ------     ------
                                        75.8       78.0      80.7       81.5
                                      ------     ------    ------     ------
Operating income                        24.2       22.0      19.3       18.5
Interest income, net                     1.0        1.0       1.0        1.0
                                      ------     ------    ------     ------
Income before income taxes              25.2       23.0      20.3       19.5
Provision for income taxes              10.5        9.3       8.3        7.8
                                      ------     ------    ------     ------
Net income                              14.7%      13.7%     12.0%      11.7%
                                      ======     ======    ======     ======

THREE MONTHS ENDED MAY 31, 2000 (THIRD QUARTER OF 2000) COMPARED WITH THREE MONTHS ENDED MAY 31, 1999 (THIRD QUARTER OF 1999)

     Tuition and other net revenues increased by 21.3% to $167.6 million in 2000 from $138.1 million in 1999 due primarily to a 18.7% increase in average degree student enrollments, and tuition price increases averaging four to five percent (depending on the geographic area and program). Most of our campuses, which include their respective learning centers, had increases in tuition and other net revenues and average degree student enrollments from 1999 to 2000.

     Tuition and other net revenues for the three months ended May 31, 2000 and 1999 consists primarily of $150.5 million and $121.8 million, respectively, of net tuition revenues from students enrolled in degree programs and $6.8 million and $6.8 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 94,134 in 2000 from 79,284 in 1999.

     Instructional costs and services increased by 15.9% to $91.4 million in 2000, excluding the $6.0 million charge related to the Department of Education agreement, from $78.9 million in 1999 due primarily to the direct costs necessary to support the increase in degree student enrollments.
Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 54.6% in 2000, excluding the $6.0 million charge related to the Department of Education agreement, from 57.1% in 1999 due to greater net revenues being spread over a proportionally lower increase in instructional costs and services. We may not be able to leverage our costs to the same extent as we face increased costs related to the expansion into additional markets.

     Selling and promotional expenses increased by 22.5% to $23.0 million in 2000 from $18.8 million in 1999 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues remained relatively consistent at 13.7% in 2000 and 13.6% in 1999.

     General and administrative expenses increased by 24.9% to $12.6 million in 2000 from $10.1 million in 1999 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues remained relatively consistent at 7.5% in 2000 and 7.3% in 1999.

     Net interest income was $1.6 million and $1.4 million in 2000 and 1999, respectively. Interest expense was less than $90,000 for 2000 and 1999.

     Our effective tax rate increased to 41.5% in 2000 from 40.3% in 1999. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $24.7 million in 2000, excluding the $6.0 million charge related to the Department of Education agreement, net of taxes, from $19.0 million in 1999 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services expenses.

NINE MONTHS ENDED MAY 31, 2000 COMPARED WITH NINE MONTHS ENDED MAY 31, 1999

     Tuition and other net revenues increased by 22.5% to $445.0 million in 2000 from $363.2 million in 1999 due primarily to a 17.9% increase in average degree student enrollments and tuition price increases averaging four to five percent (depending on the geographic area and program). Most of our campuses, which include their respective learning centers, had increases in tuition and other net revenues and average degree student enrollments from 1999 to 2000.

     Tuition and other net revenues for the nine months ended May 31, 2000 and 1999 consists primarily of $397.1 million and $320.0 million, respectively, of net tuition revenues from students enrolled in degree programs and $18.3 million and $18.8 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 89,760 in 2000 from 76,148 in 1999.

     Instructional costs and services increased by 21.2% to $257.1 million in 2000, excluding the $6.0 million charge related to the Department of Education agreement, from $212.2 million in 1999 due primarily to the direct costs necessary to support the increase in degree student enrollments.
Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 57.8% in 2000, excluding the $6.0 million charge related to the Department of Education agreement, from 58.4% in 1999 due to greater net revenues being spread over a proportionally lower increase in instructional costs and services. We may not be able to leverage our costs to the same extent as we face increased costs related to the expansion into additional markets.

     Selling and promotional expenses increased by 20.3% to $66.4 million in 2000 from $55.2 million in 1999 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues decreased to 14.9% in 2000 from 15.2% in 1999 due to greater net revenues being spread over a proportionally lower increase in selling and promotional expenses.

     General and administrative expenses increased by 22.9% to $35.3 million in 2000 from $28.7 million in 1999 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues remained relatively consistent at 8.0% in 2000 and 7.9% in 1999.

     Net interest income was $4.2 million and $3.9 million in 2000 and 1999, respectively. Interest expense was less than $160,000 for 2000 and 1999.

     Our effective tax rate increased to 40.9% in 2000 from 39.9% in 1999. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $53.4 million in 2000, excluding the $6.0 million charge related to the Department of Education agreement, net of taxes, from $42.7 million in 1999 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and selling and promotional expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $88.3 million in 2000 from $52.1 million in 1999. The increase resulted primarily from increased net income, an increase in depreciation and amortization expense, a smaller increase in accounts receivable, and an increase in accounts payable and accrued liabilities. The smaller increase in accounts receivable was primarily attributable to increased efficiency of financial aid processing in 2000.

     Capital expenditures decreased to $27.3 million in 2000 from $32.9 million in 1999 primarily due to higher expenditures in 1999 related to leasehold improvements, as a result of more new campus openings, and due to more computer lab installations in 1999 for our expansion of information technology programs. Software development of our financial aid processing system and our new human resource system also contributed to higher capital expenditures in 1999. Total purchases of property and equipment for the year ended August 31, 2000 are expected to range from $35.0 to $40.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the information technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     At May 31, 2000, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our selection. At May 31, 2000, availability under the line of credit was reduced by outstanding letters of credit of $5.9 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2002.

     Our Board of Directors has authorized a program allocating up to $150 million in Company funds to repurchase shares of its Class A Common Stock. As of May 31, 2000, we had repurchased approximately 4,228,000 shares at a total cost of approximately $98.9 million and reissued approximately 414,000 shares under our stock option plans and employee stock purchase plan.

     The Department of Education requires that Title IV Program funds collected by an institution for unbilled tuition be kept in a separate cash or cash equivalent account until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to us through electronic funds transfer are held in a separate cash account until certain conditions are satisfied. As of May 31, 2000, we had approximately $37.6 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These funds generally remain in these separate accounts for an average of 60 to 75 days from the date of collection. These restrictions on cash have not affected our ability to fund daily operations.

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of University of Phoenix's administration of the Title IV Programs. The team previously presented questions regarding our interpretation of the "12-hour rule," distance education programs, and institutional refund obligations. We have reached an agreement with the Department of Education. The agreement acknowledges no admission that there were any issues of non-compliance or errors by us. To bring this audit to closure and settle all outstanding issues prior to the final OIG audit report, which was issued on March 31, 2000, we agreed to modify University of Phoenix's study group attendance log to track the sites of study group meetings and record the hours attended. We do not expect this modification to have a negative impact on either University of Phoenix or its students. Part of the agreement, dated March 27, 2000, reached with the Department of Education requires that we pay the Department of Education $6,000,000 as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount was reflected in instructional costs and services in our third quarter results.

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


Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 15.1 Letter on Unaudited Interim Financial Information

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended May 31, 2000.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: July 14, 2000                By:     /s/ Kenda B. Gonzales
                                      ----------------------------------
                                               Kenda B. Gonzales
                                          Chief Financial Officer
                                        and Chief Accounting Officer


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