Form 10-K/A
period 1999-08-31
APOLLO GROUP INC
filed 2000-07-20
CIK 929887

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM  10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended:  August 31, 1999

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

                 Class A Common Stock, no par               75,926,795 Shares
                 Class B Common Stock, no par                  511,484 Shares

                             DOCUMENTS INCORPORATED BY REFERENCE
                                             NONE

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                  FORM 10-K/A
                                     INDEX




                                                                        PAGE
PART I                                                                  ----

Item 1.  Business                                                         3
Item 2.  Properties                                                      29
Item 3.  Legal Proceedings                                               30
Item 4.  Submission of Matters to a Vote of Security Holders             30



PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                             31
Item 6.  Selected Consolidated Financial Data                            32
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             34
Item 7a. Quantitative and Qualitative Disclosures about Market Risk      42
Item 8.  Financial Statements and Supplementary Data                     43
Item 9.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                             64



PART III

Item 10. Directors and Executive Officers of the Registrant              65
Item 11. Executive Compensation                                          69
Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                           76
Item 13. Certain Relationships and Related Transactions                  77



PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                             78



SIGNATURES                                                               82

PART I
Item 1 -- Business

OVERVIEW

     Apollo Group, Inc. has been providing higher education to working adults for 25 years. Apollo Group, Inc. ("Apollo" or the "Company") operates through its subsidiaries, the University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning Institutes Corporation (the "College"), Western International University, Inc. ("WIU"), and Apollo Learning Group, Inc. ("ALG"). The consolidated enrollment in the Company's educational programs would make it the largest private institution of higher education in the United States.
The Company currently offers its programs and services at 51 campuses and 80 learning centers in 35 states, Puerto Rico and Vancouver, British Columbia. The Company's degree enrollments have increased to approximately 86,800 at August 31, 1999 from approximately 36,800 at August 31, 1995.

     UOP had degree enrollments of over 66,700 adult students at August 31, 1999, and has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA") since 1978 and has successfully replicated its teaching/learning model while maintaining educational quality at 28 campuses and 53 learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Michigan, Nevada, New Mexico, Oklahoma, Oregon, Pennsylvania, Utah, Washington, Puerto Rico and Vancouver, British Columbia. UOP has customized computer programs for student tracking, marketing, faculty recruitment and training and academic quality management. These computer programs are intended to provide uniformity among UOP's campuses and learning centers thereby enhancing UOP's ability to expand into new markets while still maintaining academic quality. Currently, approximately 59% of UOP's students receive some level of tuition reimbursement from their employers.

     ALG was established in 1997 to focus on education opportunities in information technology ("IT") for enhancing the skills of IT professionals. ALG curriculum includes courses for the administration of computer networks, internetworking and customized technical training. ALG's curriculum is currently available at twelve UOP locations, with a total of 26 computer labs, offering Authorized Academic Training Programs to deliver Microsoft Official Curriculum. These campuses offer lab-based computer courses to prepare students for Microsoft Certified Systems Engineer exams.

     IPD provides program development and management services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program development, curriculum development, market research, student recruitment, and performing accounting and administrative services. IPD provides these services to regionally accredited private colleges and universities at 21 campuses and 25 learning centers in 22 states in exchange for a contractual share of the tuition revenues generated from these programs. IPD's contracts with its client institutions generally range in length from five to ten years with provisions for renewal. In addition, IPD has contracted to develop online degree programs for the United States Marine Corps. IPD places a priority on institutions that: (1) are interested in developing or expanding off-campus degree programs for working adults; (2) recognize that working adults require a different teaching/learning model than the 18 to 24 year old student; (3) desire to increase enrollments with a limited investment in institutional capital and (4) recognize the unmet educational needs of the working adult students in their market. Approximately 18,300 degree-seeking students are currently enrolled in IPD-assisted programs.

     The College provides financial planning education programs, including the Certified Financial Planner Professional Education Program. The College began piloting its non-degree programs at several UOP campuses in 1999. The Company plans to expand these offerings to UOP students in 2000.

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

     This Annual Report on Form 10-K/A contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events or performances involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth in Item 1 of this Form 10-K/A under the sections "Regulatory Environment," "Accreditation," "Federal Financial Aid Programs" and "State Authorization."

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

     - Administrative services designed to accommodate the full-time working adult's schedule

     - Recognition of adult students as critical consumers of educational programs and services

     - A learning environment characterized by a low student-to-faculty ratio

     - Learning resources available electronically to all students regardless of geographical location

     The Company believes that the unique requirements of the adult working population represent a significant market opportunity to regionally accredited higher education institutions that can offer programs that meet these unique needs.

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

BUSINESS STRATEGY

     The Company's strategic goal is to become the preferred provider of higher education programs for working adult students and the preferred provider of workplace training to their employers. The Company is managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, the Company treats its adult students as its primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as its secondary customers. Key elements of the Company's business strategy include the following:

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

International Expansion -----------------------------------------------------

     The Company is conducting ongoing market and operations research in various foreign countries where it believes there might be a demand for its programs. The Company opened its first Canadian campus in Vancouver, British Columbia, in February 1999, and is considering further expansion in Canada. Additionally, the Company plans to offer the UOP educational model in international markets pursuant to agreements with Apollo International, Inc. as described in Item 13. The first offering under these agreements was started in the Netherlands in September 1999. The Company will continue to monitor and assess the feasibility of expanding its educational programs to other international markets through similar licensing agreements. Currently the Company does not plan to independently open facilities outside of North America.

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

     The Company's teaching/learning model has the following major characteristics:

Curriculum               The standardized curriculum for each degree program
                         is designed to provide students with specified levels of knowledge and skills regardless of delivery method or location. The curriculum provides for the achievement of specific educational outcomes and is designed to integrate academic theory and professional practice with a focus on application to the workplace. Although the Company is responsible for degree requirements and educational outcomes, our students and their employers often provide input to our faculty in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students.

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

Employer Support         The Company develops relationships with key
                         employers for purposes of recruiting students and responding to specific employer needs. This allows the Company to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues.
                         Approximately 59% of UOP's students currently receive some level of tuition assistance from their employers; approximately 49% receive at least half of their tuition and approximately 12% receive full tuition assistance.

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

IPD Services ----------------------------------------------------------------

     IPD's contracts with its client institutions are individually negotiated and the actual services may vary from one client institution to another. Services to its client institutions may include: (1) conducting market research; (2) assisting with curriculum development; (3) developing and executing marketing strategies; (4) marketing and recruiting of students; (5) establishing operational and administrative infrastructures; (6) training of faculty; (7) developing and implementing financial accounting and academic quality management systems; (8) assessing the future needs of adult students;
(9) assisting in developing additional degree programs suitable for the adult higher education market and (10) assisting in seeking approval from the respective regional accrediting association for new programs. In consideration for its services, IPD receives a contractual share of tuition revenues, which are negotiated with each client institution, from students enrolled in IPD-assisted programs.

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

     The College faces competition primarily with schools registering CFP curriculum with the Certified Financial Planner Board of Standards, Inc. The College offers all of its programs using the flexibility of its distance education format while the majority of the other competing education programs target local markets using classroom-based teaching formats. The College has recently started offering its programs in a classroom-based format through UOP campuses and also plans to offer them through Internet or online-based formats.

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

     For undergraduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instructional time and a minimum of 24 credit hours. The Regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations or preparation for examinations (the "12-hour Rule"). Most of the Company's degree programs meet this 360 hour minimum and, therefore, qualify for Title IV Program funds. The programs that do not qualify for Title IV Program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

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

Restrictions on Distance Education Programs ---------------------------------

     Distance education courses are deemed to be correspondence courses by the Regulations if more than 50% of the courses offered at the University were offered through distance education. The Regulations specify that an institution is not eligible to participate in Title IV Programs funding if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution's correspondence courses. UOP, IPD and WIU do not plan to exceed this 50% level and believe that this restriction will have no significant impact on their respective business strategies.

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

EMPLOYER TUITION ASSISTANCE

     Many of the Company's students receive some form of tuition assistance from their employers. In certain situations, as defined by the Internal Revenue Code (the "Code"), this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program ("EAP") provision. Although the EAP provision of the Code expired in June 1997, the Tax Reform Act of 1997, which was signed into law in August 1997, extended the EAP until June 2000. The EAP provision does not apply to graduate level programs beginning after June 30, 1996. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming students with access to employer tuition assistance was 59% in 1999.

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

Item 6 -- Selected Consolidated Financial Data


     The following selected financial and operating data are qualified by reference to and should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Statement of Operations for each of the three years in the period ended August 31, 1999, and the Consolidated Balance Sheet as of August 31, 1999 and 1998, and the Report of Independent Accountants thereon are included in this Form 10-K/A. Diluted net income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits.

                                                       Year Ended August 31,
                                       ----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       --------   --------   --------   --------   --------
                                             (In thousands, except per share amounts)
Income Statement Data:
Revenues:
 Tuition and other, net                $498,846   $384,877   $279,195   $211,247   $161,013
                                       --------   --------   --------   --------   --------
Costs and expenses:
 Instructional costs and services       291,062    232,592    167,720    130,039    102,122
 Selling and promotional                 75,205     49,035     35,187     27,896     21,016
 General and administrative              39,826     33,064     25,481     21,266     18,366
                                       --------   --------   --------   --------   --------
                                        406,093    314,691    228,388    179,201    141,504
                                       --------   --------   --------   --------   --------

Income from operations                   92,753     70,186     50,807     32,046     19,509
Interest income, net                      5,229      6,086      4,174      2,951      2,320
                                       --------   --------   --------   --------   --------

Income before income taxes               97,982     76,272     54,981     34,997     21,829
Provision for income taxes               38,977     29,975     21,602     13,605      9,229
                                       --------   --------   --------   --------   --------
Net income                             $ 59,005   $ 46,297   $ 33,379   $ 21,392   $ 12,600
                                       ========   ========   ========   ========   ========

Diluted net income per share           $    .75   $    .59   $    .43   $    .28   $    .18
                                       ========   ========   ========   ========   ========
Diluted weighted average shares
  outstanding                            78,834     79,086     77,726     76,763     68,872
                                       ========   ========   ========   ========   ========

                                                           August 31,
                                       ---------------------------------------------------
                                         1999       1998       1997       1996      1995
                                       --------   --------   --------   --------  --------
                                                      (Dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, and
  restricted cash                      $ 77,332   $ 75,039   $ 78,855   $ 63,267  $ 62,601
Marketable securities                    39,571     45,467     41,429     13,273
                                       --------   --------   --------   --------  --------
Total cash and marketable securities   $116,903   $120,506   $120,284   $ 76,540  $ 62,601
                                       ========   ========   ========   ========  ========

Total assets                           $348,342   $305,160   $194,910   $137,850  $102,132
                                       ========   ========   ========   ========  ========

Current liabilities                    $108,787   $ 95,574   $ 67,394   $ 54,804  $ 45,065
Long-term liabilities                     8,435      9,778      3,199      2,432     1,715
Shareholders' equity                    231,120    199,808    124,317     80,614    55,352
                                       --------   --------   --------   --------  --------
Total liabilities and
  shareholders' equity                 $348,342   $305,160   $194,910   $137,850  $102,132
                                       ========   ========   ========   ========  ========
Operating Statistics:
Degree enrollments at end of period<F1>  86,800     71,400     56,200     46,900    36,800
                                       ========   ========   ========   ========  ========
Average degree enrollments at end of
  Period<F1>                             79,000     64,100     50,500     41,500    34,000
                                       ========   ========   ========   ========  ========
Number of locations:
  Campuses                                   49         42         35         35        28
  Learning centers                           80         71         60         49        39
                                       --------   --------   --------   --------  --------
Total number of locations<F2>               129        113         95         84        67
                                       ========   ========   ========   ========  ========

<F1>  Degree enrollments are defined as students in attendance in a degree program at the end of a period. Average degree enrollments represent the average of the ending degree enrollments for each month in the period.

<F2>  At September 30, 1999, there were 51 campuses and 80 learning centers.


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

BACKGROUND AND OVERVIEW

     The Company's tuition and other revenues, net of student discounts, have increased to $498.8 million in 1999 from $161.0 million in 1995. Average annual degree seeking student enrollments have increased to 79,000 students in 1999 from approximately 34,000 in 1995. Net income has increased to $59.0 million in 1999 from $12.6 million in 1995. At August 31, 1999, 86,800 degree seeking students were enrolled in UOP, WIU, the College, and IPD client institutions.

     From September 1995 through August 1999, UOP opened 13 campuses, and IPD established operations at 8 campuses with its client institutions. Start-up losses for UOP campuses in new markets average $700,000 to $900,000 per site. These start-up losses are incurred over a 17 to 20 month period, at which time the enrollments at these new campuses average 200 to 300 students. Losses for establishing a learning center in a market currently served by UOP average $200,000. Start-up losses for IPD contract sites average from $300,000 to $400,000 per site over a 21 to 24 month period.

     Approximately 94% of the Company's tuition and other net revenues in 1999 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. The Company's tuition and other net revenues also include sales of textbooks and other education-related products, application fees, other student fees, and other income. The Company's tuition and other net revenues vary from period to period based on several factors that include (1) the aggregate number of students attending classes, (2) the number of classes held during the period, and (3) the weighted average tuition price per credit hour (weighted by program and location). UOP tuition revenues currently represent approximately 88% of consolidated tuition revenues. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in programs at IPD client institutions. IPD's contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     The Company categorizes its expenses as instructional costs and services, selling and promotional, and general and administrative. Instructional costs and services at UOP, WIU, and the College consist primarily of costs related to the delivery and administration of the Company's educational programs that include faculty compensation, administrative salaries for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, and depreciation and amortization of property and equipment. UOP and WIU faculty members are contracted with and paid for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students' employers at no charge to the Company. Instructional costs and services at IPD consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of the IPD client institutions.

     Selling and promotional costs consist primarily of compensation for enrollment advisors and corporate marketing, advertising costs, production of marketing materials, and other costs related to selling and promotional functions.

     General and administrative costs consist primarily of administrative salaries, occupancy costs, depreciation and amortization, and other related costs for departments such as executive management, information systems, corporate accounting, human resources, and other departments that do not provide direct services to the Company's students. To the extent possible, the Company centralizes these services to avoid duplication of effort.

RESULTS OF OPERATIONS

     The following table sets forth consolidated income statement data of the Company expressed as a percentage of tuition and other net revenues for the periods indicated:

                                                  Year Ended August 31,
                                               ---------------------------
                                                1999       1998      1997
                                               -------   -------   -------

Revenues:
 Tuition and other, net                          100.0%    100.0%    100.0%
                                               -------   -------   -------
Costs and expenses:
 Instructional costs and services                 58.3      60.5      60.1
 Selling and promotional                          15.1      12.7      12.6
 General and administrative                        8.0       8.6       9.1
                                               -------   -------   -------
                                                  81.4      81.8      81.8
                                               -------   -------   -------

Income from operations                            18.6      18.2      18.2
Interest income, net                               1.0       1.6       1.5
                                               -------   -------   -------

Income before income taxes                        19.6      19.8      19.7
Less provision for income taxes                    7.8       7.8       7.7
                                               -------   -------   -------
Net income                                        11.8%     12.0%     12.0%
                                               =======   =======   =======

Year Ended August 31, 1999, Compared with the Year Ended August 31, 1998 ----

     Tuition and other net revenues increased by 29.6% to $498.8 million in 1999 from $384.9 million in 1998 due primarily to a 23.3% increase in average degree student enrollments, tuition price increases averaging four to six percent (depending on the geographic area and program), and a higher concentration of enrollments at locations that charge a higher rate per credit hour. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1998 to 1999.

     Tuition and other net revenues for the year ended August 31, 1999 and 1998, consist primarily of $442.0 million and $334.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $24.8 million and $23.1 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 79,000 in 1999 from approximately 64,100 in 1998.

     Instructional costs and services increased by 25.1% to $291.1 million in 1999 from $232.6 million in 1998 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs.
These costs as a percentage of tuition and other net revenues decreased to 58.3% in 1999 from 60.5% in 1998 due primarily to the exclusion of certain enrollment staff salaries and greater tuition and other net revenues being spread over the fixed costs related to centralized student services. As the Company expands into new markets, it may not be able to leverage its existing instructional costs and services to the same extent.

     Selling and promotional expenses increased by 53.4% to $75.2 million in 1999 from $49.0 million in 1998 due primarily to the inclusion of certain enrollment staff salaries, additional advertising and marketing related to six new UOP campuses opened during the year, and increased advertising and marketing for distance education. These expenses as a percentage of net revenues increased to 15.1% in 1999 from 12.7% in 1998 due to an increase in the number of campuses opened in new markets in the last two years and the inclusion of certain enrollment staff salaries.

     General and administrative expenses increased by 20.5% to $39.8 million in 1999 from $33.1 million in 1998 due primarily to costs required to support the increased number of campuses and learning centers, increased information services expenditures, and overall increases in general and administrative salaries. General and administrative expenses as a percentage of tuition and other net revenues decreased to 8.0% in 1999 from 8.6% in 1998 due primarily to higher tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources. The Company may not be able to leverage its costs to the same extent as it faces increased costs related to the development and implementation of new information systems and expansion into additional markets.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred. These start-up costs are primarily included in instructional costs and services and selling and promotional expenses. Start-up losses totaled approximately $9.0 million and $7.2 million in 1999 and 1998, respectively.

     Net interest income was $5.2 million and $6.1 million in 1999 and 1998, respectively. Net interest income decreased in 1999 due primarily to lower average cash balances as a result of stock repurchases and lower interest rates in effect during 1999. Interest expense was $57,000 and $119,000 in 1999 and 1998, respectively.

     The Company's effective tax rate increased to 39.8% in 1999 from 39.3% in 1998. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

     Net income increased to $59.0 million in 1999 from $46.3 million in 1998 due primarily to increased enrollments, increased tuition rates, and improved utilization in instructional costs and services and general and administrative costs.

Year Ended August 31, 1998, Compared with the Year Ended August 31, 1997-----

     Tuition and other net revenues increased by 37.9% to $384.9 million in 1998 from $279.2 million in 1997 due primarily to a 26.9% increase in average degree student enrollments, tuition price increases averaging four to five percent (depending on the geographic area and program), a higher concentration of enrollments at locations that charge a higher rate per credit hour, and net revenues from the College. Most of the Company's campuses, which include their respective learning centers, had increases in net revenues and average degree student enrollments from 1997 to 1998.

     Tuition and other net revenues for the year ended August 31, 1998 and 1997, consists primarily of $334.2 million and $244.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $23.1 million and $13.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs. Average degree student enrollments increased to 64,100 in 1998 from approximately 50,500 in 1997.

     Instructional costs and services increased by 38.7% to $232.6 million in 1998 from $167.7 million in 1997 due primarily to the direct costs necessary to support the increase in average degree student enrollments, consisting primarily of faculty compensation, classroom lease expenses and related staff salaries at each respective location, and added expenses related to the College. These costs as a percentage of tuition and other net revenues increased to 60.5% in 1998 from 60.1% in 1997 due primarily to the increase in the number of new locations.

     Selling and promotional expenses increased by 39.4% to $49.0 million in 1998 from $35.2 million in 1997 due primarily to an increase in the number of marketing and enrollment staff, additional advertising and marketing related to newly opened campuses and learning centers, and expenses related to the College. These expenses as a percentage of tuition and other net revenues increased to 12.7% in 1998 from 12.6% in 1997 due to an increase in the number of campuses opened in new markets in the last two years and an increase in the number of marketing and enrollment staff, partially offset by the ability to increase enrollments and open new learning centers in existing markets with a proportionally lower increase in selling and promotional expenses.

     General and administrative expenses increased by 29.8% to $33.1 million in 1998 from $25.5 million in 1997 due primarily to costs required to support the increased number of campuses and learning centers, costs associated with the implementation of new information systems, and overall increases in general and administrative salaries. General and administrative expenses as a percentage of tuition and other net revenues decreased to 8.6% in 1998 from 9.1% in 1997 due primarily to higher tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Costs related to the start-up of new campuses and learning centers are expensed as incurred. These start-up costs are primarily included in instructional costs and services and selling and promotional expenses. Start-up losses totaled approximately $7.2 million and $3.6 million in 1998 and 1997, respectively.

     Net interest income increased to $6.1 million in 1998 from $4.2 million in 1997 due to the increase in cash and investments during the year. Interest expense was $119,000 and $167,000 in 1998 and 1997, respectively.

     The Company's effective tax rate was 39.3% in both 1998 and 1997.

     Net income increased to $46.3 million in 1998 from $33.4 million in 1997 due primarily to increased enrollments, increased tuition rates, and improved utilization of general and administrative costs.

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

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth selected unaudited quarterly financial information for each of the Company's last eight quarters. The Company believes that this information includes all normal recurring adjustments necessary for a fair presentation of such quarterly information when read in conjunction with the Consolidated Financial Statements included in Item 8 of this Form 10-K/A. The operating results for any quarter are not necessarily indicative of the results for any future period. Diluted net income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits.

                                                                    Quarter Ended
                                 ----------------------------------------------------------------------------------
                                                FY 1999                                    FY 1998
                                 --------------------------------------      --------------------------------------
                                 Aug. 31,   May 31,  Feb. 28,  Nov. 30,      Aug. 31,  May 31,   Feb. 28,  Nov. 30,
                                   1999      1999      1999      1998          1998      1998      1998      1997
                                 --------  --------  --------  --------      --------  --------  --------  --------
                                                       (In thousands, except per share amounts)
Revenues:
 Tuition and other, net          $135,685  $138,107  $109,356  $115,698      $106,723  $105,201  $ 85,078  $ 87,875
                                 --------  --------  --------  --------      --------  --------  --------  --------
Costs and expenses:
 Instructional costs and services  78,902    78,873    65,619    67,668        64,096    61,093    54,780    52,623
 Selling and promotional           19,973    18,783    18,517    17,932        16,195    11,504    10,770    10,566
 General and administrative        11,131    10,063     9,507     9,125         8,071     8,457     8,093     8,443
                                 --------  --------  --------  --------      --------  --------  --------  --------
                                  110,006   107,719    93,643    94,725        88,362    81,054    73,643    71,632
                                 --------  --------  --------  --------      --------  --------  --------  --------

Operating income                   25,679    30,388    15,713    20,973        18,361    24,147    11,435    16,243
Interest income, net                1,290     1,352     1,275     1,312         1,841     1,560     1,363     1,322
                                 --------  --------  --------  --------      --------  --------  --------  --------

Income before income taxes         26,969    31,740    16,988    22,285        20,202    25,707    12,798    17,565
Provision for income taxes         10,617    12,780     6,833     8,747         7,766    10,185     5,068     6,956
                                 --------  --------  --------  --------      --------  --------  --------  --------
Net income                       $ 16,352  $ 18,960  $ 10,155  $ 13,538      $ 12,436  $ 15,522  $  7,730  $ 10,609
                                 ========  ========  ========  ========      ========  ========  ========  ========

Diluted net income per share     $    .21  $    .24  $    .13  $    .17      $    .16  $    .20  $    .10  $    .13
                                 ========  ========  ========  ========      ========  ========  ========  ========
Diluted weighted average shares
  outstanding                      78,068    78,914    79,195    79,159        79,372    79,250    79,035    78,689
                                 ========  ========  ========  ========      ========  ========  ========  ========

As a percentage of tuition and
 other net revenues:
Revenues:
 Tuition and other, net             100.0%    100.0%    100.0%    100.0%        100.0%    100.0%    100.0%    100.0%
                                 --------  --------  --------  --------      --------  --------  --------  --------
Costs and expenses:
 Instructional costs and services    58.2      57.1      60.0      58.5          60.0      58.1      64.4      59.9
 Selling and promotional             14.7      13.6      16.9      15.5          15.2      10.9      12.7      12.0
 General and administrative           8.2       7.3       8.7       7.9           7.5       8.0       9.5       9.6
                                 --------  --------  --------  --------      --------  --------  --------  --------
                                     81.1      78.0      85.6      81.9          82.7      77.0      86.6      81.5
                                 --------  --------  --------  --------      --------  --------  --------  --------

Operating income                     18.9      22.0      14.4      18.1          17.3      23.0      13.4      18.5
Interest income, net                  1.0       1.0       1.1       1.2           1.7       1.5       1.6       1.5
                                 --------  --------  --------  --------      --------  --------  --------  --------

Income before income taxes           19.9      23.0      15.5      19.3          19.0      24.5      15.0      20.0
Provision for income taxes            7.8       9.3       6.2       7.6           7.3       9.7       5.9       7.9
                                 --------  --------  --------  --------      --------  --------  --------  --------
Net income                           12.1%     13.7%      9.3%     11.7%         11.7%     14.8%      9.1%     12.1%
                                 ========  ========  ========  ========      ========  ========  ========  ========

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $75.6 million in 1999 from $56.9 million in 1998. The increase resulted primarily from increased net income and increased non-cash charges for depreciation and amortization and a smaller increase in accounts receivable offset in part by a decrease in accounts payable and accrued liabilities.

     Capital expenditures increased to $44.7 million in 1999 from $30.9 million in 1998 primarily due to the installation of computer labs related to the expansion of Information Technology programs, continued development of the financial aid processing software, the installation of new phone systems at the corporate offices and several campuses, and leasehold improvements. Total purchases of property and equipment for the year ended August 31, 2000, are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the Information Technology programs, hardware and software related to the Company's conversion to a new human resource system, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. During 1998, the Company used $19.4 million of cash for its acquisition of the assets and related business operations of the College for Financial Planning and $10.8 million for its investment in Interactive Distance Learning, Inc.

     Start-up losses for new campuses and learning centers are expected to range from $11.0 to $13.0 million in 2000, as compared to $9.0 million in 1999, due to recent and planned expansion into new geographic markets.

     At August 31, 1999, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company's election. At August 31, 1999, availability under the line of credit was reduced by outstanding letters of credit of $4.0 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2001.

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. On May 13, 1999, an additional $20 million was authorized by the Board of Directors to repurchase shares of its Class A Common Stock. As of August 31, 1999, the Company had repurchased approximately 1,876,000 shares at a total cost of approximately $46.2 million.

     The Company believes that cash flow from operations along with its existing cash balances and availability under its line of credit will be adequate to fund the Company's capital and operating needs for the next 12 to 18 months.

     The Department of Education ("ED") requires that Title IV Program funds collected by an institution in advance of student billing be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from receipt. As of August 31, 1999, the Company had approximately $25.8 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected the Company's ability to fund daily operations.

     The Title IV Regulations, as revised, require all higher education institutions to meet a minimum composite score to be deemed financially responsible by the ED. If the minimum composite score of 1.0 is not met, an institution would fall under alternative standards and may lose its eligibility to participate in Title IV Programs. As of August 31, 1999, UOP's and WIU's composite scores were each 3.0. These requirements apply separately to UOP and WIU and to each of the respective IPD client institutions, but not to the Company on a consolidated basis.

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

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue refers to a condition in computer software where a two digit field rather than a four digit field is used to distinguish a calendar year. Unless corrected, some computer programs, hardware ("IT") and non-information technology systems ("non-IT") could be unable to process information containing dates subsequent to December 31, 1999. As a result, such programs and systems could experience miscalculations, malfunctions, or disruptions.

     The Company has completed the inventory, assessment, and testing phases of its Year 2000 readiness program with respect to its major IT systems. Although the Company currently expects that all of its major IT systems are Year 2000 compliant, appropriate contingency plans are in the process of being developed for those systems that cannot be remediated by December 31, 1999. The Company does not have any significant non-IT Year 2000 issues.

     The Company has substantially completed the inventory, assessment, and testing phases of its Year 2000 readiness program with respect to significant suppliers to determine the extent to which the Company may be vulnerable in the event that such parties are unable to remediate their own Year 2000 issues. Assessment procedures with respect to such parties, who include, among others, the U.S. Department of Education, accreditation agencies, financial institutions and lessors, have consisted primarily of correspondence with such parties. The Company is in the process of developing appropriate contingency plans, if possible, in the event that these suppliers are not Year 2000 compliant.

     The Company believes that the most likely worst-case scenario for the Year 2000 issue would be the failure of a significant supplier to successfully complete its Year 2000 remediation efforts. The Company could be significantly impacted by widespread economic or financial market disruption caused by Year 2000 issues. If such events were to occur, the Company would encounter disruptions to its business that could have a material adverse effect on its financial position, results of operations, or cash flows. As previously mentioned, the Company will develop contingency plans, if possible, in the event that these suppliers are not Year 2000 compliant.

     Costs incurred to date in connection with the Company's Year 2000 efforts have not been material. Additionally, the Company does not expect that remaining costs required to complete such efforts will be material. Although the Company is unable to predict the impact of any Year 2000-related disruptions on its business, management does not currently believe that such disruptions will have a material adverse impact on the Company's financial position, results of operations, or cash flows.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

Item 7a -- Quantitative and Qualitative Disclosures about Market Risk

The Company's portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. The Company intends to hold these securities to maturity. The fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. The Company does not hold or issue derivative financial instruments.

Item 8 -- Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . . 44
Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . 45
Consolidated Statement of Operations . . . . . . . . . . . . . . . . . . . 46
Consolidated Statement of Comprehensive Income . . . . . . . . . . . . . . 47
Consolidated Statement of Changes in Shareholders' Equity. . . . . . . . . 48
Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . . . . 49
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 50

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Apollo Group, Inc.:

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Apollo Group, Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of Apollo Group, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Phoenix, Arizona
September 30, 1999

                       APOLLO GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheet
                            (Dollars in thousands)

                                                                         August 31,
                                                                  -----------------------
                                                                    1999           1998
                                                                  --------       --------
Assets:
Current assets
Cash and cash equivalents                                         $ 51,534       $ 52,326
Restricted cash                                                     25,798         22,713
Marketable securities                                               31,064         27,538
Receivables, net                                                    75,664         61,282
Deferred tax assets, net                                             7,346          6,203
Other current assets                                                 6,807          3,945
                                                                  --------       --------
Total current assets                                               198,213        174,007
Property and equipment, net                                         74,826         46,618
Marketable securities                                                8,507         17,929
Investment in IDL                                                   10,701         10,807
Cost in excess of fair value of assets purchased, net               39,917         41,398
Other assets                                                        16,178         14,401
                                                                  --------       --------
Total assets                                                      $348,342       $305,160
                                                                  ========       ========
Liabilities and Shareholders' Equity:
Current liabilities
Current portion of long-term liabilities                          $    300       $    333
Accounts payable                                                    12,105         11,807
Accrued liabilities                                                 14,340         19,188
Income taxes payable                                                   535          1,007
Student deposits and current portion of deferred revenue            81,507         63,239
                                                                  --------       --------
Total current liabilities                                          108,787         95,574
                                                                  --------       --------
Deferred tuition revenue, less current portion                       2,139          4,592
                                                                  --------       --------
Long-term liabilities, less current portion                          4,222          3,750
                                                                  --------       --------
Deferred tax liabilities, net                                        2,074          1,436
                                                                  --------       --------
Commitments and contingencies                                           --             --
                                                                  --------       --------
Shareholders' equity
Preferred stock, no par value, 1,000,000 shares authorized;
  none issued                                                           --             --
Class A common stock, no par value, 400,000,000
  shares authorized; 76,628,000 and 77,112,000 issued and
  outstanding at August 31, 1999 and 1998, respectively                102            101
Class B common stock, no par value, 3,000,000
  shares authorized; 512,000 issued and outstanding at
  August 31, 1999 and 1998                                               1              1
Additional paid-in capital                                          99,190         80,677
Treasury stock, at cost, 1,876,000 shares                          (46,197)
Retained earnings                                                  178,028        119,023
Accumulated other comprehensive income (loss)                           (4)             6
                                                                  --------       --------
Total shareholders' equity                                         231,120        199,808
                                                                  --------       --------
Total liabilities and shareholders' equity                        $348,342       $305,160
                                                                  ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Operations
                   (In thousands, except per share amounts)

                                                Year Ended August 31,
                                           -------------------------------
                                              1999       1998       1997
                                           ---------  ---------  ---------

Revenues:
 Tuition and other, net                     $498,846   $384,877   $279,195
                                            --------   --------   --------
Costs and expenses:
 Instructional costs and services            291,062    232,592    167,720
 Selling and promotional                      75,205     49,035     35,187
 General and administrative                   39,826     33,064     25,481
                                            --------   --------   --------
                                             406,093    314,691    228,388
                                            --------   --------   --------

Income from operations                        92,753     70,186     50,807
Interest income, net                           5,229      6,086      4,174
                                            --------   --------   --------

Income before income taxes                    97,982     76,272     54,981
Provision for income taxes                    38,977     29,975     21,602
                                            --------   --------   --------
Net income                                  $ 59,005   $ 46,297   $ 33,379
                                            ========   ========   ========
Basic net income per share                  $    .76   $    .60   $    .44
                                            ========   ========   ========
Diluted net income per share                $    .75   $    .59   $    .43
                                            ========   ========   ========

Basic weighted average shares outstanding     77,683     77,245     75,625

Diluted weighted average shares outstanding   78,834     79,086     77,726

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)

                                               Year Ended August 31,
                                            ---------------------------
                                              1999      1998      1997
                                            -------   -------   -------
Net income                                  $59,005   $46,297   $33,379
Other comprehensive income:
   Currency translation gain (loss)             (10)        3         3
                                            -------   -------   -------
Comprehensive income                        $58,995   $46,300   $33,382
                                            =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                                 (In thousands)

                                        Common Stock
                             --------------------------------
                                 Class A          Class B                                  Accum.
                             ---------------  --------------- Addi-                        Other    Total
                                                              tional                       Compre-  Share-
                                      Stated          Stated  Paid-In  Treasury  Retained  hensive holders'
                             Shares   Value   Shares  Value   Capital   Stock    Earnings  Income   Equity
                             ------  -------  ------  ------  -------  --------  --------  ------  --------
Balance at August 31, 1996   49,476  $    65     576  $    1  $41,201  $     --  $ 39,347  $   --  $ 80,614
Stock issued under stock
  purchase plan                  80                             1,834                                 1,834
Stock issued under stock
  option plans                  643        1                      978                                   979
Exchange Class A shares for
  Class B shares                 28              (28)                                                    --
Tax benefits of stock options
  exercised                                                     7,508                                 7,508
Currency translation gain                                                                       3         3
Net income                                                                         33,379            33,379
                             ------  -------  ------  ------  -------  --------  --------  ------  --------
Balance at August 31, 1997   50,227       66     548       1   51,521        --    72,726       3   124,317
Stock issued for College
  acquisition                   445                            15,944                                15,944
Stock issued under stock
  purchase plan                  75                             2,457                                 2,457
Stock issued under stock
  option plans                  475        1                    3,542                                 3,543
Exchange Class A shares for
  Class B shares                 36              (36)                                                    --
Tax benefits of stock options
  exercised                                                     7,249                                 7,249
3-for-2 stock split          25,854       34                      (34)                                   --
Fractional shares paid out                                         (2)                                   (2)
Currency translation gain                                                                       3         3
Net income                                                                         46,297            46,297
                             ------  -------  ------  ------  -------  --------  --------  ------  --------
Balance at August 31, 1998   77,112      101     512       1   80,677        --   119,023       6   199,808
Stock issued under stock
  purchase plan                 159                             3,374                                 3,374
Stock issued under stock
  option plans                1,233        1                    5,456                                 5,457
Tax benefits of stock options
  exercised                                                     9,683                                 9,683
Treasury stock purchase      (1,876)                                    (46,197)                    (46,197)
Currency translation loss                                                                     (10)      (10)
Net income                                                                         59,005            59,005
                             ------  -------  ------  ------  -------  --------  --------  ------  --------
Balance at August 31, 1999   76,628  $   102     512  $    1  $99,190  $(46,197) $178,028  $   (4) $231,120
                             ======  =======  ======  ======  =======  ========  ========  ======  ========

The accompanying notes are an integral part of these consolidated financial statements.

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                                (In thousands)

                                                    Year Ended August 31,
                                              ------------------------------
                                                1999       1998       1997
                                              --------   --------   --------
Cash flows provided by (used for) operating
 activities:
  Net income                                  $ 59,005   $ 46,297   $ 33,379
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization              20,588     12,786      8,291
     Provision for uncollectible accounts        6,906      5,479      2,523
     Deferred income taxes                        (505)    (2,599)       145
     Tax benefits of stock options exercised     9,683      7,249      7,508
     Decrease (increase) in assets:
      Restricted cash                           (3,085)    (2,786)    (8,642)
      Receivables, net                         (21,288)   (29,733)    (8,578)
      Other assets                              (5,902)    (2,491)       970
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities  (5,022)     9,542        488
      Student deposits and deferred revenue     15,815     12,955     11,947
      Other liabilities                           (633)       192        927
                                              --------   --------   --------
Net cash provided by operating activities       75,562     56,891     48,958
                                              --------   --------   --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment      (44,732)   (30,855)   (12,699)
  Purchase of marketable securities            (24,644)   (43,277)   (51,634)
  Maturities of marketable securities           29,922     38,556     22,983
  Purchase of other assets                      (3,642)    (3,685)    (3,427)
  Proceeds from sale of land                     4,212
  Investment in IDL                                106    (10,807)
  Cash paid for acquisition, net of cash
    acquired                                              (19,378)
                                              --------   --------   --------
Net cash used for investing activities         (38,778)   (69,446)   (44,777)
                                              --------   --------   --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                     (46,197)
  Payments on long-term debt                      (200)       (50)       (50)
  Issuance of common stock                       8,831      6,000      2,812
                                              --------   --------   --------
Net cash provided by (used for) financing
 activities                                    (37,566)     5,950      2,762
                                              --------   --------   --------
Currency translation gain (loss)                   (10)         3          3
                                              --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                                (792)    (6,602)     6,946
Cash and cash equivalents at beginning
  of year                                       52,326     58,928     51,982
                                              --------   --------   --------
Cash and cash equivalents at end of year      $ 51,534   $ 52,326   $ 58,928
                                              ========   ========   ========
Supplemental disclosure of cash flow
  information
    Cash paid during the year for:
     Income taxes                             $ 30,224   $ 24,235   $ 13,953
     Interest                                 $     48   $      9   $     11

The accompanying notes are an integral part of these consolidated financial statements.

                     APOLLO GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

     Apollo Group, Inc. ("Apollo" or the "Company"), through its wholly-owned subsidiaries, The University of Phoenix, Inc. ("UOP"), the Institute for Professional Development ("IPD"), the College for Financial Planning Institutes Corporation (the "College"), and Western International University, Inc. ("WIU"), is a leading provider of higher education programs for working adults.

     UOP is a regionally accredited, private institution of higher education offering bachelor's and master's degree programs in business, management, computer information systems, education, and health care. UOP currently has 28 campuses and 53 learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Michigan, Nevada, New Mexico, Oklahoma, Oregon, Pennsylvania, Utah, Washington, Puerto Rico, and Vancouver, British Columbia. UOP also offers its educational programs worldwide through Online, its computerized educational delivery system. UOP is accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA").

     IPD provides program development and management services under long-term contracts to 21 regionally accredited private colleges and universities. IPD currently operates at 21 campuses and 25 learning centers in 22 states. IPD has contracted to develop online degree programs for the United States Marine Corps.

     The College, located in Denver, Colorado, was acquired in September 1997 and provides financial planning education programs, as well as a regionally accredited graduate degree program in financial planning.

     WIU, which is accredited by NCA, currently offers undergraduate and graduate degree programs in Phoenix, Chandler, and Fort Huachuca, Arizona.

     The Company's fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 1999, 1998, and 1997 relate to the fiscal years ended August 31, 1999, 1998, and 1997, respectively.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation -------------------------------------------------

     The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents ---------------------------------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash -------------------------------------------------------------

     The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company's operating accounts. The Company's restricted cash is invested primarily in U.S. Agency-backed securities and auction market preferred stock with maturities of ninety days or less.

Investments -----------------------------------------------------------------

     Investments in marketable securities such as municipal bonds and U.S. agency obligations are stated at amortized cost, which approximates fair value. It is the Company's intention to hold its marketable securities until maturity. Investments in joint ventures and other long-term investments are carried at cost.

Property and equipment ------------------------------------------------------

     Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all buildings, furniture, equipment, and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years, except software which is depreciated over three to five years and buildings which are depreciated over 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

Revenues, receivables, and related liabilities ------------------------------

     The Company's educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company's degree programs generally enroll in a program of study that encompasses a series of five to six week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, are recognized on a pro rata basis over the period of instruction for each course. Seminars, continuing education programs, and many of the College's non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $7.0 million, $6.7 million, and $6.7 million in 1999, 1998, and 1997, respectively.

     Many of the Company's students participate in government sponsored financial aid programs under Title IV of the Higher Education Act of 1965. These financial aid programs generally consist of guaranteed student loans and direct grants to students. Guaranteed student loans are issued directly to the student by external financial institutions, to whom the student is obligated, and are non-recourse to the Company.

     Student deposits consist of payments made in advance of billings. As the student is billed, the student deposit is applied against the resulting student receivable.

Cost in excess of fair value of assets purchased ----------------------------

     The Company amortizes cost in excess of fair value of assets purchased on a straight-line method over the estimated useful life. At August 31, 1999, the Company's cost in excess of fair value of assets purchased related primarily to the acquisition of certain assets of the College for Financial Planning and Western International University, which are being amortized over 35 years and 15 years, respectively.

     Statement of Financial Accounting Standards 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets, including cost in excess of fair value of assets purchased, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of the expected future net cash flows is less than book value. As of August 31, 1999, there have been no impairment adjustments recognized.

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

Selling and promotional costs -----------------------------------------------

     The Company expenses selling and promotional costs as incurred. Selling and promotional costs include marketing salaries, direct-response and other advertising, promotional materials, and related marketing costs.

Start-up costs --------------------------------------------------------------

     Costs related to the start-up of new campuses and learning centers are expensed as incurred.

Stock-based compensation ----------------------------------------------------

     The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and has provided the pro forma disclosures as required by Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), for the years ended August 31, 1999, 1998, and 1997.

New accounting pronouncements -----------------------------------------------

     During 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The adoption of SOP 98-1 did not have a material impact on its financial statements.

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

Comprehensive income --------------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in shareholders' equity. Accordingly, the Company has included a Consolidated Statement of Comprehensive Income for the years ended August 31, 1999, 1998, and 1997.

Reclassifications -----------------------------------------------------------

     Certain amounts reported for the years ended August 31, 1998 and 1997, have been reclassified to conform to the 1999 presentation, having no effect on net income.

NOTE 3.  ACQUISITIONS

     In September 1997, the Company acquired the assets and related business operations of the College for Financial Planning and related divisions that include the Institute for Wealth Management, the Institute for Retirement Planning, the American Institute for Retirement Planners, Inc., and the Institute for Tax Studies. The adjusted purchase price consisted of $19.4 million in cash, $15.9 million in stock, and the assumption of approximately $11.4 million in liabilities. The excess of cost over the value of tangible assets of $40.0 million is being amortized over 35 years.

     The acquisition was accounted for under the purchase method and, accordingly, the results of operations related to this new subsidiary has been included with those of the Company for periods subsequent to the date of the acquisition. Results of operations for the College for Financial Planning prior to the acquisition were not material in relation to the Company's operations as a whole.

NOTE 4.  BALANCE SHEET COMPONENTS

     Marketable securities consist of the following, in thousands:

                                         August 31, 1999                   August 31, 1998
                                     ------------------------          -----------------------
                                     Estimated      Amortized          Estimated     Amortized
  Type                               Market Value      Cost            Market Value      Cost
----------                           ------------    --------          ------------    -------
Classified as current:
Municipal bonds                       $22,507         $22,497          $26,969         $26,898
U.S. agency obligations                 7,863           7,881              640             640
Commercial paper                          684             686
                                      -------         -------          -------         -------
Total current marketable securities    31,054          31,064           27,609          27,538
                                      -------         -------          -------         -------
Classified as noncurrent:
Municipal bonds due in 1-2 years        8,232           8,259           17,975          17,929
U.S. agency obligations                   246             248
                                      -------         -------          -------         -------
Total noncurrent marketable securities  8,478           8,507           17,975          17,929
                                      -------         -------          -------         -------

Total marketable securities           $39,532         $39,571          $45,584         $45,467
                                      =======         =======          =======         =======

     Receivables consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1999        1998
                                                      -------     -------
Trade receivables                                     $84,743     $67,160
Interest receivable                                       533         671
Income tax refunds receivable                              32          79
                                                      -------     -------
                                                       85,308      67,910
Less allowance for doubtful accounts                   (9,644)     (6,628)
                                                      -------     -------
  Total receivables, net                              $75,664     $61,282
                                                      =======     =======

    Bad debt expense was $6.9 million, $5.5 million, and $2.5 million for 1999, 1998, and 1997, respectively.

     Property and equipment consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1999        1998
                                                      -------     -------
Furniture and equipment                               $79,363     $52,698
Software                                               19,394      11,061
Leasehold improvements                                 16,549       7,432
Land and buildings                                        350         350
                                                      -------     -------
                                                      115,656      71,541
Less accumulated depreciation and amortization        (40,830)    (24,923)
                                                      -------     -------
  Property and equipment, net                         $74,826     $46,618
                                                      =======     =======

     Depreciation and amortization expense was $16.5 million, $9.9 million, and $6.4 million for 1999, 1998, and 1997, respectively.

     Cost in excess of fair value of assets purchased consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1999        1998
                                                      -------     -------
Cost in excess of fair value of assets purchased      $42,831     $42,831
Less accumulated amortization                          (2,914)     (1,433)
                                                      -------     -------
  Total cost in excess, net                           $39,917     $41,398
                                                      =======     =======

     Total amortization expense was $1.5 million, $1.2 million, and $176,000 in 1999, 1998, and 1997, respectively.

     Accrued liabilities consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1999        1998
                                                      -------     -------
Salaries, wages, and benefits                         $ 9,355     $ 9,816
Other accrued liabilities                               4,985       9,372
                                                      -------     -------
  Total accrued liabilities                           $14,340     $19,188
                                                      =======     =======

     Student deposits and current portion of deferred revenue consist of the following, in thousands:

                                                           August 31,
                                                      -------------------
                                                       1999        1998
                                                      -------     -------
Student deposits                                      $44,260     $35,794
Current portion of deferred tuition revenue            35,399      26,067
Other deferred revenue                                  1,848       1,378
                                                      -------     -------
  Total student deposits and current portion of
   deferred revenue                                   $81,507     $63,239
                                                      =======     =======

NOTE 5.  INVESTMENT IN IDL

     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch LLC ("Hermes") formed Interactive Distance Learning, Inc. ("IDL"), a new corporation to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.8 million and provided a $1.2 million letter of credit which will be paid in October 1999, in exchange for a 19% interest in the newly formed corporation.
 This investment is accounted for under the cost method of accounting.
Hermes is wholly-owned by the Company's Chairman and a Senior Vice President.

NOTE 6.  SHORT-TERM BORROWINGS

     At August 31, 1999, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company's election. At August 31, 1999, availability under the line of credit was reduced by outstanding letters of credit of $4.0 million. Any amounts borrowed under the line are payable upon its termination in February 2001. The Company's line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender's consent.

NOTE 7.  LONG-TERM LIABILITIES

     Long-term liabilities consist of the following, in thousands:

                                                          August 31,
                                                      ------------------
                                                       1999        1998
                                                      ------      ------
Deferred compensation and note agreements
  discounted at 7.5% to 12%                           $1,350      $1,495
Deferred rent                                          1,900       1,436
Other long-term liabilities                            1,272       1,152
                                                      ------      ------
  Total long-term liabilities                          4,522       4,083
  Less current portion                                  (300)       (333)
                                                      ------      ------
  Total long-term liabilities, net                    $4,222      $3,750
                                                      ======      ======

     The undiscounted deferred compensation liability was $1.6 million at August 31, 1999 and 1998. The undiscounted note payable related to the WIU acquisition was $400,000 and $600,000 at August 31, 1999 and 1998, respectively. The discount rates for these agreements were determined at the date of each respective agreement based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the respective agreements.

     The aggregate maturities of the deferred compensation and note agreements for each of the five fiscal years subsequent to August 31, 1999, are as follows: 2000--$300,000; 2001--$298,000; 2002--$384,000; 2003--
$317,000; 2004--$292,000.

NOTE 8.  INCOME TAXES

     The related components of the income tax provision are as follows, in thousands:

                                                 Year Ended August 31,
                                              ---------------------------
                                                1999      1998      1997
                                              -------   -------   -------
Current:
  Federal                                     $32,304   $26,546   $17,877
  State and other                               7,178     6,028     3,870
                                              -------   -------   -------
Total current                                  39,482    32,574    21,747
                                              -------   -------   -------
Deferred:
  Federal                                        (361)   (2,004)     (123)
  State and other                                (144)     (595)      (22)
                                              -------   -------   -------
Total deferred                                   (505)   (2,599)     (145)
                                              -------   -------   -------
  Total provision for income taxes            $38,977   $29,975   $21,602
                                              =======   =======   =======

     The income tax provision differs from the tax that would result from application of the statutory federal and state corporate tax rates. The rates for the tax provision are as follows:

                                                Year Ended August 31,
                                              ------------------------
                                               1999     1998     1997
                                              ------   ------   ------
Statutory U.S. federal income tax rate          35.0%    35.0%    35.0%
State income taxes, net of federal benefit       5.2      5.1      5.0
Other, net                                       (.4)     (.8)     (.7)
                                              ------   ------   ------
  Effective income tax rate                     39.8%    39.3%    39.3%
                                              ======   ======   ======

     Deferred tax assets and liabilities consist of the following, in thousands:

                                                           August 31,
                                                       -------------------
                                                        1999         1998
                                                       ------       ------
Gross deferred tax assets:
Allowance for doubtful accounts                        $4,502       $2,869
Deferred tuition revenue                                1,299        2,264
Other                                                   3,124        2,096
                                                       ------       ------
  Total gross deferred tax assets                       8,925        7,229
                                                       ------       ------
Gross deferred tax liabilities:
Depreciation and amortization of property
  and equipment                                         2,286        1,542
Amortization of goodwill                                1,289          674
Other                                                      78          246
                                                       ------       ------
  Total gross deferred tax liabilities                  3,653        2,462
                                                       ------       ------
  Net deferred tax assets                              $5,272       $4,767
                                                       ======       ======

     Net deferred tax assets are reflected in the accompanying balance sheet as follows, in thousands:

                                                            August 31,
                                                        -----------------
                                                         1999       1998
                                                        ------     ------
Current deferred tax assets, net                        $7,346     $6,203
Noncurrent deferred tax liabilities, net                (2,074)    (1,436)
                                                        ------     ------
Net deferred tax assets                                 $5,272     $4,767
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

NOTE 9.  COMMON STOCK

     On September 25, 1998, the Company's Board of Directors authorized a program allocating up to $40 million in Company funds to repurchase shares of its Class A Common Stock. On May 13, 1999, an additional $20 million was authorized by the Board of Directors to repurchase shares of its Class A Common Stock. As of August 31, 1999, the Company had repurchased approximately 1,876,000 shares at a total cost of approximately $46.2 million.

NOTE 10. EARNINGS PER SHARE

     A reconciliation of the basic and diluted per share computations for 1999, 1998, and 1997 are as follows:

                                              For the Year Ended August 31,
                                        (In thousands, except per share amounts)
                 ---------------------------------------------------------------------------------------
                            1999                         1998                          1997
                 ---------------------------  ----------------------------  ----------------------------
                          Weighted                     Weighted                      Weighted
                           Average  Per Share           Average  Per Share            Average  Per Share
                  Income   Shares    Amount    Income   Shares    Amount     Income   Shares    Amount
                 -------- -------- ---------  -------- -------- ----------  -------- -------- ----------
Basic net income
 per share        $59,005   77,683     $ .76   $46,297   77,245     $ .60    $33,379   75,625     $ .44
                                       =====                        =====                         =====
Effect of dilutive
 securities:
 Stock options               1,151                        1,841                         2,101
                  -------   ------             -------   ------              -------   ------
Diluted net income
 per share        $59,005   78,834     $ .75   $46,297   79,086     $ .59    $33,379   77,726     $ .43
                  =======   ======     =====   =======   ======     =====    =======   ======     =====

NOTE 11. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report certain information about operating segments in the financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

NOTE 12. EMPLOYEE AND DIRECTOR BENEFIT PLANS

     The Company provides various health, welfare, and disability benefits to its full-time, salaried employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care and life insurance benefits to its employees.

401(k) Plan -----------------------------------------------------------------

     The Company sponsors a 401(k) plan which is available to all employees who have completed one year and at least 1,000 hours of continuous service. The Company matches 100% of the contributions from the first $10,000 of a participant's annual pre-tax earnings. Contributions from the participant's earnings in excess of $10,000 are matched by the Company at 18.5%. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company's matching contributions totaled $2.2 million, $1.8 million, and $1.3 million for 1999, 1998, and 1997, respectively.

Stock-Based Compensation Plans ----------------------------------------------

     The Company has three stock-based compensation plans that were adopted in 1994: the Apollo Group, Inc., Director Stock Plan ("Director Stock Plan"), the Apollo Group, Inc., Long-Term Incentive Plan ("LTIP"), and the Apollo Group, Inc., 1994 Employee Stock Purchase Plan ("Purchase Plan").

     The Director Stock Plan currently provides for an annual grant to the Company's non-employee directors of options to purchase shares of the Company's Class A Common Stock on September 1 of each year. Under the LTIP, the Company may grant options, incentive stock options, stock appreciation rights, and other stock-based awards to certain officers or key employees of the Company. Many of the options granted under the LTIP vest 25% per year starting at the end of the year 2002. The vesting may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days, and if certain profit goals, defined for groups of individuals, are also achieved. The Purchase Plan allows employees of the Company to purchase shares of the Company's Class A Common Stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the plans been determined based on the fair value at the grant date consistent with SFAS 123, the Company's net income, income per share, and weighted average shares outstanding would have been as follows, in thousands except per share amounts:

                                                   Year Ended August 31,
                                             -------------------------------
                                                1999       1998       1997
                                             ---------  ---------  ---------
Pro forma:
Net income                                    $55,395    $43,986    $31,551
Diluted income per share                      $   .71    $   .55    $   .40
Diluted weighted average shares outstanding    77,634     79,889     78,365

As reported:
Net income                                    $59,005    $46,297    $33,379
Diluted income per share                      $   .75    $   .59    $   .43
Diluted weighted average shares outstanding    78,834     79,086     77,726


     The effects of applying SFAS 123 in the above pro forma disclosure are not necessarily indicative of future amounts. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants in 1999, 1998, and 1997, respectively: (1) dividend yield of 0.00% in all years; (2) expected volatility of 73.0%, 40.0%, and 37.0%; (3) risk-free interest rates of 4.5%, 5.9%, and 6.0%, and (4) expected lives of 7.5, 5.4, and 6.9 years.

     A summary of the activity related to the stock options granted under the Director Stock Plan and the LTIP is as follows, in thousands except per share amounts:

                                                           Weighted
                                                            Average
                                                         Exercise Price
                                               Shares      per Share
                                               ------   --------------
Outstanding at August 31, 1996                  5,162        $ 4.913
Granted                                           314         17.336
Exercised                                        (965)         1.014
Canceled                                         (264)         9.158
                                               ------
Outstanding at August 31, 1997                  4,247          6.453
Granted                                           370         26.101
Exercised                                        (694)         5.100
Canceled                                          (42)        13.650
                                               ------
Outstanding at August 31, 1998                  3,881          8.492
Granted                                         1,171         25.981
Exercised                                      (1,233)         4.426
Canceled                                         (384)        10.324
                                               ------
Outstanding at August 31, 1999                  3,435         15.709
                                               ======
Exercisable at August 31, 1999                  1,611
                                               ======
Available for issuance at August 31, 1999       1,243
                                               ======

     The following table summarizes information about the Company's stock options at August 31, 1999:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                        ------------------------------------                    -------------------------
                                                 Weighted Avg.                               Weighted Avg.
                           Number     Contractual  Exercise                        Number      Exercise
Range of                Outstanding      Years       Price                      Exercisable     Price
Exercise Prices        (In thousands)  Remaining   per Share                   (In thousands)  per Share
-------------------     ------------  -----------  ---------                    -----------  ------------
$ 1.630 to $ 5.975              124         5.45    $ 2.691                            124      $ 2.691
$ 7.532 to $ 7.532            1,684         6.06    $ 7.532                          1,027      $ 7.532
$17.000 to $23.792              237         6.97    $19.407                            167      $19.739
$25.625 to $33.313            1,390         9.05    $26.152                            293      $27.584
                           ---------                                            -----------
$ 1.630 to $33.313            3,435         7.31    $15.709                          1,611      $12.068
                           =========                                            ===========

NOTE 13. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under facility and equipment leases that are classified as operating leases. Following is a schedule of future minimum lease commitments as of August 31, 1999, in thousands:

                                        Operating Leases
                                    ---------------------------
                                                      Equipment
                                    Facilities         & Other
                                    ----------        ---------
        2000                        $   42,173        $     973
        2001                            41,060              676
        2002                            40,396              188
        2003                            37,826
        2004                            28,167
        Thereafter                      55,893
                                    ----------        ---------
                                    $  245,515        $   1,837
                                    ==========        =========

     Facility and equipment rent expense totaled $44.8 million, $32.1 million, and $23.4 million for 1999, 1998, and 1997, respectively.

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of UOP's administration of the Title IV Programs. The team previously presented questions regarding UOP's interpretation of the "12-hour rule," UOP's distance education programs, and UOP's institutional refund obligations. UOP has received a draft report addressing these issues and is currently in discussions with the OIG and ED. Although the Company believes that the OIG audit will be resolved without any negative impact on UOP's teaching/learning model, as with any program review or audit, no assurance can be given as to the final outcome since the matters are not yet resolved. Depending on the interpretation of the various regulatory requirements, any resulting liability to the Company from the final audit results will be recorded as an expense. Management believes that an estimate of the possible amount or range of liability cannot be made.

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


Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

     The Company's directors serve one year terms and are elected each year by the holders of the Company's Class B Common Stock. The following sets forth information as of October 31, 1999 concerning the Company's directors and executive officers:

Name	                               Age    Position
----------------------------------  ---    ---------------------------
John G. Sperling, Ph.D.              78    Chairman of the Board and Chief Executive
                                            Officer
Todd S. Nelson                       40    President and Director
J. Jorge Klor de Alva, J.D., Ph.D.   51    Senior Vice President and Director
Jerry F. Noble                       57    Senior Vice President and Director
Peter V. Sperling                    40    Senior Vice President, Secretary,
                                           Treasurer and Director
Kenda B. Gonzales                    42    Chief Financial Officer
Thomas C. Weir                       65    Director
Dino J. DeConcini                    65    Director
Hedy F. Govenar                      54    Director
John R. Norton III                   70    Director


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

     KENDA B. GONZALES has been with the Company since October 1998. Ms. Gonzales is the Chief Financial Officer of the Company. Prior to joining Apollo, Ms. Gonzales was the Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc., a home builder, from 1996. From 1985 to 1996, Ms. Gonzales was the Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp., a home builder. Ms. Gonzales began her career as a Certified Public Accountant with Peat, Marwick, Mitchell and Company and is a graduate of the University of Oklahoma with a Bachelor of Accountancy.

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

     DINO J. DECONCINI has been a director of the Company since 1981 and is currently a member of the Audit Committee of the Board of Directors of the Company. Mr. DeConcini has been the Executive Director of the Savings Bonds Marketing Office, U.S. Department of the Treasury since February, 1995. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

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

     JOHN R. NORTON III has been a director of the Company since March of 1997 and is currently a member of the Audit and Compensation Committees of the Board of Directors of the Company. Mr. Norton founded his own Company, the J. R. Norton Company, an agricultural producer, in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the United States Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Terra Industries, Inc. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

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

     Each of the Company's Senior Executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group described under "the peer group - current" contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $74.0 million to $420.6 million, with an average of $192.0 million and a median of $144.2 million.

This data was used to target annual cash compensation for the Company's Senior Executives at the higher end of companies surveyed.

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

Base Salary -----------------------------------------------------------------

     Salary increases for the Senior Executives were based on a review of the competitive data described above. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the Committee also takes into account position within the Company, individual experience and performance, and specific needs particular to the Company.

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

     The annual bonuses for the Company Executives are tied solely to the after-tax net income goal for the Company. If that goal is achieved, the Company Executives earn a bonus equal to fifty percent (50%) of their respective annual maximum bonus. If the after-tax net income goal is exceeded, the Company Executives earn a larger percentage of their annual bonus depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries. These goals were exceeded for 1999.

     The annual bonuses for the Division Executives are earned (1) fifty percent (50%) if their division operating profit goal is achieved, (2) an additional twenty-five percent (25%) if the after-tax income goal for the Company is achieved and (3) up to another twenty-five percent (25%) depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries. These goals were generally exceeded for 1999.

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

     Dr. Sperling's base salary and bonus are determined annually on the same basis discussed above for Senior Executives. During fiscal year 1999, Dr. Sperling received an annual base salary of $400,000. In addition, because the after-tax net income goal for the Company was exceeded, Dr. Sperling was eligible for a bonus for 1999. Dr. Sperling has elected to forego this bonus in exchange for options in the Company's Class A Common Stock that will be granted in Fiscal 2000. The amount of options to be granted will be determined at the discretion of the Compensation Committee and will be granted at fair market value and expire ten years after the grant date. The Compensation Committee does not apply a mathematical formula to determine the number of options granted but considers Dr. Sperling's contribution to the Company's performance during the fiscal year.

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

     The Company believes that the education peer group - current is more representative of the education industry in which the Company operates than the education peer group - prior. The companies in the education peer group
- prior are involved in areas where the Company does not participate - language instruction, training, training software development, and preschool through eighth grade. Similar to the Company, all of the companies in the education peer group - current participate in the for profit, post-secondary education market.

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

                                               Class A                             Class B
                                               Shares                              Shares
                                              of Common                           of Common
Name and Address of Beneficial Owner<F1>        Stock              % Owned          Stock       % Owned
---------------------------------------   ----------------        ---------      -----------   ----------
John G. Sperling                          13,885,158<F2><F3><F4><F5> 17.7%        243,081<F16>      47.5%
Peter V. Sperling                         14,371,831<F2><F6><F7>     18.3         232,068<F17>      45.4
Jerry F. Noble                               554,407<F8>               .7          27,950            5.5
Todd S. Nelson                               179,616<F9>               .2           8,385            1.6
J. Jorge Klor de Alva                        104,937<F10>              .1              --             --
Thomas C. Weir                               107,000<F11>              .1              --             --
Hedy F. Govenar                               41,550<F12>              .1              --             --
John R. Norton III                            41,500<F13>              .1              --             --
Dino J. DeConcini                             28,113<F14>              --              --             --
Kenda B. Gonzales                                --                    --              --             --
Total for All Directors and Executive
 Officers as a Group (11 persons)         27,987,155<F15>            35.7%        511,484          100.0

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

<F16>  Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

<F17>  Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

Item 13 -- Certain Relationships and Related Transactions

     On August 14, 1998, the Company, Hughes Network Systems ("Hughes"), and Hermes Onetouch L.L.C. ("Hermes") formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. ("One Touch"). In connection with the transaction, the Company, Hughes, and Hermes entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it is anticipated that the Company may from time to time engage in transactions with One Touch for the provision of distance learning products and services. Currently, there are no transactions with One Touch. Hermes, which owns 30% of the outstanding shares of Interactive Distance Learning, Inc., is wholly-owned by Dr. John G. Sperling, the Company's Chairman, and Peter V. Sperling, the Company's Senior Vice President.

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

         The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 1999, are incorporated by reference in
         Item 8.
                                                                         Page
         Report of Independent Accountants. . . . . . . . . . . . . . . . .44

         Consolidated Balance Sheet as of August 31, 1999 and 1998. . . . .45

         Consolidated Statement of Operations for the Years Ended August 31,
           1999, 1998, and 1997 . . . . . . . . . . . . . . . . . . . . . .46

         Consolidated Statement of Comprehensive Income for the Years Ended
           August 31, 1999, 1998, and 1997. . . . . . . . . . . . . . . . .47

         Consolidated Statement of Changes in Shareholders' Equity for the
           Years Ended August 31, 1999, 1998, and 1997. . . . . . . . . . .48

         Consolidated Statement of Cash Flows for the Years Ended August 31,
           1999, 1998, and 1997 . . . . . . . . . . . . . . . . . . . . . .49

         Notes to Consolidated Financial Statements . . . . . . . . . . . .50


     2.  Financial Statement Schedules:

         Report of Independent Accountants on Financial Statement
           Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . .S-1

         Schedule II-Valuation and Qualifying Accounts and Reserves for the
         Years Ended August 31, 1999, 1998, and 1997 . . . . . . . . . . .S-2

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

	SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on July 20, 2000.

                                   APOLLO GROUP, INC.
                                   An Arizona Corporation


                                   By:     /s/ John G. Sperling
                                      --------------------------------
                                               John G. Sperling
                                               Chief Executive
                                             Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                   Title                           Date
-----------------------------------------------------------------------------

/s/ John G. Sperling        Chairman of the Board           July 20, 2000
-------------------------   of Directors and Chief
    John G. Sperling        Executive Officer
                            (Principal Executive Officer)

/s/ Todd S. Nelson          President and Director          July 20, 2000
-------------------------
    Todd S. Nelson


             *              Senior Vice President           July 20, 2000
--------------------------	 and Director
    J. Jorge Klor de Alva

             *              Senior Vice President and       July 20, 2000
-------------------------   Director
    Jerry F. Noble


             *              Senior Vice President,          July 20, 2000
-------------------------   Secretary, Treasurer and
    Peter V. Sperling       Director


/s/ Kenda B. Gonzales       Chief Financial Officer         July 20, 2000
-------------------------   (Principal Financial Officer)
    Kenda B. Gonzales

Signature                   Title                           Date
-----------------------------------------------------------------------------


             *              Director                        July 20, 2000
-------------------------
    Dino J. DeConcini



             *              Director                        July 20, 2000
-------------------------
    Thomas C. Weir


             *              Director                        July 20, 2000
-------------------------
    John R. Norton III


             *              Director                        July 20, 2000
-------------------------
    Hedy F. Govenar




*By: /s/ Todd S. Nelson
-------------------------
     Todd s. Nelson
     Attorney-in-Fact

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Apollo Group, Inc.:

Our audits of the consolidated financial statements referred to in our report dated September 30, 1999 appearing in this Annual Report on Form 10-K/A of Apollo Group, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Phoenix, Arizona
September 30, 1999


                                SCHEDULE II

                      APOLLO GROUP, INC. & SUBSIDIARIES
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

                      Balance at  Charged to   Charged to                  Balance at
                      beginning   costs and       other      Deductions/      end
                        of year    expenses     accounts      Writeoffs     of year

August 31, 1999:
  Allowance for
   doubtful accounts   $6,628      $6,906      $  820        $(4,710)      $9,644
                       ======      ======      ======        ========      ======

August 31, 1998:
  Allowance for
   doubtful accounts   $4,521      $5,479      $  442        $(3,814)      $6,628
                       ======      ======      ======        ========      ======

August 31, 1997:
  Allowance for
   doubtful accounts   $3,694      $2,523      $  330        $(2,026)      $4,521
                       ======      ======      ======        ========      ======
