Form 10-Q/A
period 2000-02-29
APOLLO GROUP INC
filed 2000-07-20
CIK 929887

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

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

                     APOLLO GROUP, INC. AND SUBSIDIARIES
                                FORM 10-Q/A
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

PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements

                                     Apollo Group, Inc. and Subsidiaries
                                         Consolidated Balance Sheet
                                           (Dollars in thousands)
                                                                                 February 29,   August 31,
                                                                                    2000           1999
                                                                                ------------   ------------
                                                                                 (Unaudited)
Assets:
Current assets --
Cash and cash equivalents                                                          $ 35,338       $ 51,534
Restricted cash                                                                      32,238         25,798
Marketable securities                                                                37,198         31,064
Receivables, net                                                                     77,181         75,664
Deferred tax assets, net                                                              8,372          7,346
Other current assets                                                                  4,787          6,807
                                                                                  ---------      ---------
Total current assets                                                                195,114        198,213
Property and equipment, net                                                          82,207         74,826
Marketable securities                                                                 5,874          8,507
Investment in IDL                                                                    11,888         10,701
Cost in excess of fair value of assets purchased, net                                39,233         39,917
Other assets                                                                         14,127         16,178
                                                                                  ---------      ---------
Total assets                                                                       $348,443       $348,342
                                                                                  =========      =========
Liabilities and Shareholders' Equity:
Current liabilities --
Current portion of long-term liabilities                                           $    300       $    300
Accounts payable                                                                     13,482         12,105
Accrued liabilities                                                                  20,792         14,340
Income taxes payable                                                                    411            535
Student deposits and current portion of deferred revenue                             85,286         81,507
                                                                                  ---------      ---------
Total current liabilities                                                           120,271        108,787
                                                                                  ---------      ---------
Deferred tuition revenue, less current portion                                        1,141          2,139
                                                                                  ---------      ---------
Long-term liabilities, less current portion                                           4,953          4,222
                                                                                  ---------      ---------
Deferred tax liabilities, net                                                         2,648          2,074
                                                                                  ---------      ---------
Commitments and contingencies                                                            --             --
                                                                                  ---------      ---------
Shareholders' equity --
Preferred stock, no par value, 1,000,000 shares authorized, none issued                  --             --
Class A nonvoting common stock, no par value, 400,000,000 shares authorized;
 74,893,000 and 76,628,000 issued and outstanding at February 29, 2000 and
 August 31, 1999, respectively                                                          103            102
Class B voting common stock, no par value, 3,000,000 shares authorized;
 512,000 issued and outstanding at February 29, 2000 and August 31, 1999                  1              1
Additional paid-in capital                                                           97,536         99,190
Treasury stock, at cost, 3,649,000 and 1,876,000 shares at February 29, 2000
 and August 31, 1999, respectively                                                  (84,949)       (46,197)
Retained earnings                                                                   206,768        178,028
Accumulated other comprehensive loss                                                    (29)            (4)
                                                                                  ---------      ---------
Total shareholders' equity                                                          219,430        231,120
                                                                                  ---------      ---------
Total liabilities and shareholders' equity                                         $348,443       $348,342
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


                      APOLLO GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Comprehensive Income
                                 (In thousands)

                                     Three Months Ended    Six Months Ended
                                     February 29 and 28,  February 29 and 28,
                                     ------------------   ------------------
                                       2000      1999       2000      1999
                                     -------    -------   -------    -------
                                         (Unaudited)          (Unaudited)
Net income                           $11,913   $10,155    $28,740    $23,693
Other comprehensive income,
 net of income taxes:
   Currency translation loss             (23)       (4)       (39)        (3)
   Unrealized gain on security             8                    8
                                     -------   -------    -------    -------
Comprehensive income                 $11,898   $10,151    $28,709    $23,690
                                     =======   =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                     Apollo Group, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                (In thousands)
                                                         Six Months Ended
                                                        February 29 and 28,
                                                       ---------------------
                                                         2000         1999
                                                       ---------   ---------
                                                            (Unaudited)
Cash flows provided by (used for) operating
 activities:
  Net income                                            $ 28,740    $ 23,693
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        12,902       8,992
     Provision for uncollectible accounts                  5,107       6,116
     Deferred income taxes                                  (452)        367
     Tax benefits of stock options exercised               1,272       9,166
     Decrease (increase) in assets:
      Restricted cash                                     (6,440)     (2,565)
      Receivables, net                                    (6,624)    (20,787)
      Other assets                                         4,187      (3,316)
     Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             7,705      (6,809)
      Student deposits and deferred revenue                2,781       8,910
      Other liabilities                                      831         188
                                                        --------    --------
Net cash provided by operating activities                 50,009      23,955
                                                        --------    --------
Cash flows provided by (used for) investing
 activities:
  Net additions to property and equipment                (19,018)    (20,070)
  Purchase of marketable securities                      (16,068)     (4,070)
  Maturities of marketable securities                     12,355       9,025
  Purchase of other assets                                  (821)     (1,170)
  Proceeds from sale of land                                 350
  Investment in IDL                                       (1,187)
                                                        --------    --------
Net cash used for investing activities                   (24,389)    (16,285)
                                                        --------    --------
Cash flows provided by (used for) financing
 activities:
  Purchase of common stock                               (44,925)    (14,472)
  Payments on long-term debt                                (100)       (200)
  Issuance of common stock                                 3,248       6,015
                                                        --------    --------
Net cash used for financing activities                   (41,777)     (8,657)
                                                        --------    --------
Currency translation loss                                    (39)         (3)
                                                        --------    --------
Net decrease in cash and cash equivalents                (16,196)       (990)
Cash and cash equivalents at beginning of period          51,534      52,326
                                                        --------    --------
Cash and cash equivalents at end of period              $ 35,338    $ 51,336
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

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K/A as filed with the Securities and Exchange Commission. The interim financial information for the three months and six months ended February 29, 2000 and February 28, 1999 was reviewed by PricewaterhouseCoopers LLP.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2000

PART I -- FINANCIAL INFORMATION
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes for the fiscal year ended August 31, 1999 included in our Form 10-K/A as filed with the Securities and Exchange Commission, together with the consolidated financial statements and related notes for the three-month and six-month periods ended February 29, 2000 included in Item 1.

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

     In January 1998, the Department of Education Office of the Inspector General ("OIG") began performing an audit of University of Phoenix's administration of the Title IV Programs. The team previously presented questions regarding our interpretation of the "12-hour rule," distance education programs, and institutional refund obligations. We have reached an agreement with the Department of Education. The agreement acknowledges no admission that there were any issues of non-compliance or errors by us. To bring this audit to closure and settle all outstanding issues prior to the final OIG audit report, which was issued on March 31, 2000, we agreed to modify University of Phoenix's study group attendance log to track the sites of study group meetings and record the hours attended. We do not expect this modification to have a negative impact on either University of Phoenix or its students. Part of the agreement, dated March 27, 2000, reached with the Department of Education requires that we pay the Department of Education $6,000,000 as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount will be reflected in instructional costs and services in our third quarter results.

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

Item 5.  Other Information . . . . . . . . . . . . . . . . . .Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit 10.1h Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000

     Exhibit 10.11 Independent Contractor Agreement between Apollo Group Inc. and Governmental Advocates, Inc. Dated June 1, 1999

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

                                             APOLLO GROUP, INC.
                                                (Registrant)


Date: July 20, 2000              By:       /s/ Kenda B. Gonzales
                                      ----------------------------------
                                               Kenda B. Gonzales
                                          Chief Financial Officer
                                        and Chief Accounting Officer


                                 By:       /s/ Todd S. Nelson
                                      ----------------------------------
                                               Todd S. Nelson
                                                 President

                      APOLLO GROUP, INC. AND SUBSIDIARIES
                                EXHIBIT INDEX




                                                                   PAGE

10.1h Sixth Modification Agreement between Apollo Group,
      Inc. and Wells Fargo Bank, National Association
      dated March 2, 2000                                      Filed herewith

10.11 Independent Contractor Agreement between Apollo Group,   Filed herewith
      Inc. and Governmental Advocates, Inc. Dated June 1, 1999

15.1  Letter on Unaudited Interim Financial Information        Filed herewith

27    Financial Data Schedule                                  Filed herewith