Form 10-K
period 2000-08-31
APOLLO GROUP INC
filed 2000-11-24
CIK 929887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

Arizona (State or other jurisdiction of incorporation or organization)	86-0419443 (I.R.S. Employer Identification No.)

4615 East Elwood Street, Phoenix, Arizona 85040

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (480) 966-5394

Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Apollo Education Group Class A common stock, no par
University of Phoenix Online common stock, no par
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     No shares of the Company’s Apollo Education Group Class B Common Stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A Common Stock are not entitled to any voting rights. Aggregate market value of Apollo Education Group Class A Common Stock held by non-affiliates as of November 15, 2000, was approximately $1.9 billion. The holders of the Company’s University of Phoenix Online Common Stock are not entitled to any voting rights. Aggregate market value of University of Phoenix Online Common Stock held by non-affiliates as of November 15, 2000, was approximately $167 million. The number of shares outstanding for each of the registrant’s classes of common stock, as of November 15, 2000, is as follows:

Apollo Education Group Class A common stock, no par	75,561,000 Shares
Apollo Education Group Class B common stock, no par	512,000 Shares
University of Phoenix Online common stock, no par	5,750,000 Shares

Documents Incorporated by Reference

     Portions of the registrant’s Annual Report to Shareholders for the year ended August 31, 2000 are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2000 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1 — Business

Overview

      Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, the University of Phoenix, Inc., the Institute for Professional Development, the College for Financial Planning Institutes Corporation, Western International University, Inc., and Apollo Learning Group, Inc. The consolidated enrollment in our educational programs would make us the largest private institution of higher education in the United States. We currently offer our programs and services at 55 campuses and 98 learning centers in 35 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment increased to approximately 100,900 at August 31, 2000 from approximately 46,900 at August 31, 1996.

      University of Phoenix had degree enrollments of over 80,000 adult students at August 31, 2000, has been accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools since 1978 and has successfully replicated its teaching/ learning model while maintaining educational quality at 30 physical campuses and 69 learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Utah, Washington, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 54% of University of Phoenix’s students receive some level of tuition assistance from their employers.

      Apollo Learning Group was established in 1997 to focus on education opportunities in information technology for enhancing the skills of information technology professionals. Apollo Learning Group curriculum includes courses for the administration of computer networks, internetworking, and customized technical training. Apollo Learning Group’s curriculum is currently available at 25 University of Phoenix locations, with a total of 44 computer labs, offering Authorized Academic Training Programs to deliver Microsoft Official Curriculum. These campuses offer lab-based computer courses to prepare students for Microsoft Certified Systems Engineer exams.

      The Institute for Professional Development provides program development and management services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program development, curriculum development, market research, student recruitment, and performing accounting and administrative services. The Institute for Professional Development provides these services to regionally accredited private colleges and universities at 22 campuses and 27 learning centers in 22 states in exchange for a contractual share of the tuition revenues generated from these programs. The Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. The Institute for Professional Development places a priority on institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/learning model than the 18 to 24 year old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.

      Approximately 18,600 degree-seeking students are currently enrolled in Institute for Professional Development assisted programs.

      The College for Financial Planning provides financial planning education programs, including the Certified Financial Planner Professional Education Program. The College for Financial Planning began offering some of its non-degree programs at University of Phoenix campuses in 1999.

      Western International University currently offers graduate and undergraduate degree programs to approximately 1,400 students in Phoenix, Fort Huachuca, and Chandler, Arizona.

      We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our Internet Web Site addresses are as follows:

• Apollo Group	http://www.apollogrp.edu
• University of Phoenix	http://www.phoenix.edu
• University of Phoenix Online	http://www.online.phoenix.edu
• Institute for Professional Development	http://www.ipd.org
• Western International University	http://www.wintu.edu
• College for Financial Planning	http://www.fp.edu
• Apollo Learning Group	http://www.mcse.com

      Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2000, 1999, and 1998 relate to the fiscal years ended August 31, 2000, 1999, and 1998, respectively.

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events, or performances involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth in Item 1 of this Form 10-K under the sections “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs”, and “State Authorization.”

Industry Background

      The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $200 billion industry. The U.S. Department of Education estimated that for 1998, adults over the age of 24 comprised approximately 6.1 million, or 39.2%, of the students enrolled in higher education programs. The U.S. Census Bureau estimates that approximately 76% of students over the age of 24 work while attending school. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

      Many working adults are seeking accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend classes and complete coursework on a more convenient schedule. Many universities and emerging technology-based education and training companies currently do not effectively address the unique requirements of working adult students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students aged 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time tenured faculty with doctoral degrees;

•	fully-configured library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and the related staff and facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

•	Traditional universities and colleges are also limited in their ability to market to or provide the necessary customer service for working adult students because it requires the development of additional administrative and enrollment infrastructure. University of Phoenix maintains a single-minded focus on serving the needs of working adult students.

      We believe that our track record for enrollment and revenue growth is attributable to our offering a comprehensive service combining educational content, teaching resources, and customer service with a format that is accessible and easy to use for students and corporate clients.

Our Offerings

      We believe that our more than 25-year history as a provider of higher education for working adults enables us to provide our students with an effective education and responsive customer service. Our expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students allows us to offer the following:

•	Accredited Degree Programs. We currently offer 15 degree programs in business, education, information technology, and nursing that are accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools or the regional accrediting associations of the Institute for Professional Development client institutions. This accreditation enables us to grant Associates, Bachelors, Masters, and Doctoral degrees, while also providing students with access to federal financial aid programs.

•	Experienced Faculty Resources. While substantially all of our faculty are working professionals, we require each member of our faculty to possess either a Masters or Doctoral degree and to have five years of recent professional experience in a field related to the subject they teach. We have well-developed methods for hiring and training our faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching internship with a more experienced faculty member. Our classes are designed to be small, with an average of one instructor for every fifteen students. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. We use content experts selected from our over 11,700 faculty to design our curriculum. This enables us to offer current and relevant standardized programs to our students. We also utilize an institution-wide system to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. This system evaluates the cognitive and affective skills of our students upon registration and upon conclusion of the program and also surveys students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of our students often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Our classes are taught by a practitioner faculty that emphasizes the skills desired by employers. In addition, the time flexibility provided by our classes further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 54% of its students receive some level of tuition assistance from their employers.

Strategy

      Our objective is to become the leading provider of accessible, high quality education for working adults and a preferred provider of workplace training to their employers. We are managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, we treat our adult students as our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as our secondary customers. We will implement the following strategic initiatives to accomplish this objective:

      Establish New University of Phoenix Campuses and Learning Centers. University of Phoenix plans to continue the addition of campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

      The timing related to the establishment of new locations and the expansion of programs may vary depending on regulatory requirements and market conditions.

      Establish New Institute for Professional Development Relationships. The Institute for Professional Development plans to enter into additional long-term contracts with private colleges and universities in proximity to metropolitan areas throughout the United States.

      Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. University of Phoenix has recently added the Bachelor of Science in Business Management to its degree offerings. We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of over 48 persons involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as Criminal Justice;

•	certificate programs, such as Psychopharmacology and e-Education;

•	continuing education targeted at working professionals, such as Certified Public Accountants;

•	professional certification, such as Leadership & Supervision and Certified in Web; and

•	training programs, such as information technology and general management training.

      Expand Access to Programs. We plan to continue expanding our distance education programs and services. Enrollments in distance education degree programs, primarily University of Phoenix Online, have increased to approximately 16,000 in 2000 from approximately 3,700 in 1996. University of Phoenix Online courses and programs are available via the Internet 24 hours a day, 7 days a week and can be accessed using basic technology, such as a Pentium-class personal computer, a 28.8K modem, and an Internet service provider, which enhances the accessibility of and the potential market for University of Phoenix Online programs.

      International Expansion. We believe that the international market for our services is a major growth opportunity. The U.S. is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in over 70 countries despite having used only limited advertising. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs. Additionally, we plan to offer the University of Phoenix educational model at physical campuses in international markets pursuant to agreements with Apollo International, Inc. as described in Item 13. The first offering under these agreements was started in the Netherlands in September 1999, where we are currently servicing 45 students. We will continue to monitor and assess the feasibility of expanding our educational programs to other international markets through similar licensing agreements. Currently we do not plan to independently open facilities outside of North America.

Teaching/Learning Model-Degree Programs

      Our teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions was designed for working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person study group. The study group sessions, an integral part of each course, are used for in-depth discussion and review of class materials, work on assigned group projects, and work on communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

      Our teaching/learning model consists of:

Curriculum	The curriculum is designed to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on the input from faculty, students, and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	Faculty applicants must possess an earned Masters or Doctoral degree from a regionally accredited institution, and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to instruct. To help promote quality delivery of the curriculum, all faculty members are required to:

• complete an initial assessment conducted by staff and faculty;

• receive training in grading, facilitation of the teaching/learning model, and oversight of study group activities;

• serve an internship with an experienced faculty mentor; and

• receive ongoing performance evaluations by students, peer faculty, and staff, which are used to establish developmental plans to improve individual faculty performance and to determine continued eligibility of faculty members to provide instruction.

Interactive Learning	Classes are designed to combine individual and group interaction between and among students and the instructor. The curriculum requires a high level of student participation for purposes of increasing the student’s ability to work as part of a team.

Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students can access these services directly through the Internet or with the help of a LRS research librarian.

Sequential Enrollment	Students enroll in and complete classes sequentially, rather than concurrently, thereby allowing full-time working adults to focus their attention and resources on one subject at a time. This provides a better balance between learning and ongoing personal and professional responsibilities.

Academic Quality	We have an Academic Quality Management System designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which seeks to measure student growth in both the cognitive (subject matter) and affective (educational, personal, and professional values) skills.

Structural Components of Teaching/Learning Model

      While adults over the age of 25 comprise approximately 40% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year-old students and conduct research. University of Phoenix and Institute for Professional Development client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adults to earn their degrees without major disruption to their personal and professional lives.

      The educational literature suggests that working adults require a different teaching/learning model than that designed for traditional, younger students. We have found that working adults seek accessibility, curriculum consistency, time and cost effectiveness, and learning that has an immediate application to the workplace.

      The structural components of our teaching/learning model include:

Accessibility	Professional programs that can be accessed through a variety of delivery modes (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs	While the majority of the faculty at most accredited colleges and universities are employed full-time, most of the University of Phoenix and Institute for Professional Development client institutions’ faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average student has been employed for 12 years. This minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	We develop relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows us to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues. Approximately 54% of University of Phoenix’s students currently receive some level of tuition assistance from their employers; approximately 44% receive at least half of their tuition and approximately 21% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

      The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and other financial-related designations, including a Master of

Science in Financial Planning. The College for Financial Planning recently modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. These same programs are offered in a classroom-based format through University of Phoenix campuses and we also plan to offer them through Internet or online-based formats. Most of the College for Financial Planning’s students are employed, and over 77% have four or more years of college education. The College for Financial Planning’s programs are developed internally by approximately 14 full-time faculty. These programs are primarily self-study, non-degree programs that require little or no faculty involvement in the actual delivery of the programs.

      Western International University’s teaching/learning model has similar characteristics to the teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. However, Western International University provides educational programs in two-month sessions and does not focus exclusively on working adult students. Western International University’s faculty consists of approximately 8 full-time faculty and 200 part-time faculty. Western International University’s practitioner faculty are working professionals and possess earned Masters or Doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.

Degree Programs and Services

      University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies

•	Bachelor of Arts in Management

•	Bachelor of Science in Business

           —  Areas of Specialization

                •  Accounting

                •  Administration

                •  E-business

                •  Management

                •  Marketing

                •  Project Management

•	Bachelor of Science in Business Administration

•	Bachelor of Science in Nursing

•	Bachelor of Science in Human Services

•	Bachelor of Science in Health Care Services

           —  Area of Specialization

                •  Management

•	Bachelor of Science in Information Technology

•	Master of Arts in Education

           —  Areas of Specialization

                •  Administration and Supervision

                •  Curriculum and Instruction

                •  Curriculum and Technology

                •  Diverse Learner

                •  E-education

                •  Early Childhood

                •  Educational Counseling

                •  Educational Management

                •  English as a Second Language

                •  Management of Education Programs

                •  Special Education

                •  Technology

•	Master of Arts in Organizational Management

•	Master of Business Administration

           —  Areas of Specialization

                •  Accounting

                •  Administration

                •  E-business

                •  Global Management

                •  Health Care Management

                •  Technology Management

•	Master of Counseling

           —  Areas of Specialization

                •  Community Counseling

                •  Marriage and Family Therapy

                •  Mental Health Counseling

                •  Marriage, Family and Child Counseling

•	Master of Science in Nursing

           —  Areas of Specialization

                •  Women’s Health Care Nurse Practitioner

                •  Family Nurse Practitioner

•	Master of Science in Computer Information Systems

•	Doctor of Management

      University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.

      Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning, for the potential award of credit. The average number of credits awarded to the approximately 2,700 University of Phoenix undergraduate students who utilized the process in 2000 was approximately 10 credits of the 120 required to graduate. The Council for Adult and Experiential Learning reports that over 1,100 regionally accredited colleges and universities currently accept credits awarded for college level learning gained through experience.

      Institute for Professional Development Services. The Institute for Professional Development’s contracts with its client institutions are individually negotiated and the actual services may vary from one client institution to another. Services to its client institutions may include:

•	conducting market research;

•	assisting with curriculum development;

•	developing and executing marketing strategies;

•	marketing and recruiting of students;

•	establishing operational and administrative infrastructures;

•	training of faculty;

•	developing and implementing financial accounting and academic quality management systems;

•	assessing the future needs of adult students;

•	assisting in developing additional degree programs suitable for the adult higher education market;

•	assisting in seeking approval from the respective regional accrediting association for new programs; and

•	training of adult program staff.

      In consideration for its services, the Institute for Professional Development receives a contractual share of tuition revenues, which are negotiated with each client institution, from students enrolled in Institute for Professional Development assisted programs.

      In order to facilitate the sharing of information related to the operations of their respective programs, the Institute for Professional Development, its client institutions, and University of Phoenix formed the Consortium for the Advancement of Adult Higher Education. This consortium meets annually to address issues such as the recruitment and training of part-time, professionally employed faculty, employer input in the curriculum development process, assessment of the learning outcomes of adult students, and regulatory issues affecting the operation of programs for working adult students.

      Institute for Professional Development client institutions offer the following programs with our assistance:

Number of
Degree Programs	Client Institutions

Associate in Business Management	1
Associate of Arts	1
Associate of Arts in Business	4
Associate of Arts in Leadership Studies	1
Associate of Arts in Liberal Arts — Business Emphasis	1
Associate of Science	1
Associate of Science in Business	10
Bachelor of Arts in Business	2
Bachelor of Arts in Management	1
Bachelor of Business Administration	8
Bachelor of Science in Accounting	2
Bachelor of Science in Business Administration	10
Bachelor of Science in Business Information Systems	1
Bachelor of Science in Management	10
Bachelor of Science in Management Information Systems	2
Bachelor of Science in Management of Information Technology	1
Bachelor of Science in Nursing	2
Master of Business Administration	12
Master of Business Administration — Health Care Executives	1
Master of Business Administration — Online	1
Master of Management	2
Master of Science in Management	6
Master of Science in Management — Information Technology	1
Master of Science in Management — Leadership	1
Master of Science in Management — Marketing	1
Master of Science in Nursing	1

      The Institute for Professional Development assisted programs also include a limited number of general education courses, certificate programs, and areas of specialization.

      College for Financial Planning Programs. The College for Financial Planning currently offers a Master of Science degree with a concentration in Financial Planning and the following non-degree programs:

•	Accredited Asset Management Specialist

•	Certified Financial Planner Professional Education Program

•	Chartered Mutual Fund Counselor

•	Foundations in Financial Planning

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor

•	Accredited Tax Advisor

•	Accredited Tax Preparer

      Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts

•	Bachelor of Science

—	Areas of Specialization

•	Accounting

•	Business Administration

•	Finance

•	Information Technology

•	International Business

•	Management

•	Marketing

•	Bachelor of Arts

—	Areas of Specialization

•	Administration of Justice

•	Behavioral Science

•	Master of Business Administration

—	Areas of Specialization

•	Finance

•	Information Technology

•	International Business

•	Management

•	Marketing

•	Master of Public Administration

•	Master of Science

—	Areas of Specialization

•	Information Technology

•	Information Systems Engineering

      Western International University also offers a limited number of business-related certificate programs.

Distance Education

      At August 31, 2000, there were approximately 16,400 degree seeking students utilizing our distance education delivery systems, approximately 98% of whom are enrolled at University of Phoenix Online. Our distance education components consist primarily of the following:

      University of Phoenix Online. University of Phoenix Online has developed its system to be easily accessible and familiar to most students. All the student needs to participate in University of Phoenix Online’s classes is a Pentium-class personal computer, a 28.8K modem, and an Internet service provider.

      Each student orders textbooks online from a third party prior to the beginning of each class. The student logs into his or her particular class using a password. Prior to the class starting, the instructor posts a syllabus that the student can download and use as a guide. In addition, the student can download the biographies of the other students and the instructor.

      Each week, the instructor posts a lecture on the classroom discussion board. Students log on and read the lecture or print the lecture to read at their convenience. On average, University of Phoenix Online has nine students per class, who are divided into learning teams of three or four students to work on projects together. Throughout the week, students participate in a group discussion, based on the class content for that week, which is facilitated by the instructor. There are separate conferences set up for learning team projects and individual submission of class assignments. Instructors log on and read comments posted by students, respond to them, and assign grades for their learning team projects. Instructors also give students weekly feedback on class participation. Both students and instructors are required to log on at least five days a week to participate in the classes. In addition, faculty members are required to maintain online office hours. Students are graded on a combination of participation, work product, and examinations.

      College for Financial Planning. Business and investment professionals that require continuing professional education (CPE) as part of their professional certification or for employment requirements may complete individual CPE courses through the Internet utilizing most Internet browsers. These programs are short, interactive courses designed to focus on relevant topics to the students’ trade or profession. The students interact primarily with our Web-based software programs with little or no faculty involvement.

      Distance education is currently subject to certain regulatory constraints. See “Business — Federal Financial Aid Programs — Restrictions on Distance Education Programs” and “Business — State Authorization.”

Acquisition Strategy

      We periodically evaluate opportunities to acquire businesses and facilities. In evaluating such opportunities, management considers, among other factors, location, demographics, price, the availability of financing on acceptable terms, competitive factors, and the opportunity to improve operating performance through the implementation of our operating strategies. We have no current commitments with regard to potential acquisitions.

Customers/ Students

      The following is a breakdown of our students by the level of program they are seeking, at August 31, 2000:

	Number of	Percentage of
	Students	Students

Degree Programs

Bachelors	65,500	64.9%

Masters	29,300	29.0

Associates	6,000	6.0

Doctoral	100	0.1

Total Degree Students	100,900	100.0%

      We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

      Based on student surveys of incoming students in the first half of fiscal 2000, the average age of University of Phoenix’s students is in the mid-thirties, approximately 54% are women and 46% are men, and the average annual household income is $61,000. Approximately 69% of University of Phoenix’s students have been employed on a full-time basis for nine years or more. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of

Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Percentage of
Age	Students

25 and under	11%

26 to 33	39

34 to 45	38

46 and over	12

100%

      Based on student surveys, the average age of students at the College for Financial Planning is in the mid-thirties, approximately 31% are women and 69% are men. Most of the College for Financial Planning’s students are employed, and over 77% have four or more years of college education.

      Institute for Professional Development client institutions have historically consisted of small private colleges; however, the Institute for Professional Development also targets larger institutions of higher education that are in need of marketing, prior learning assessment, and curriculum consulting. The Institute for Professional Development understands that to develop and manage educational programs for working adult students effectively, these potential client institutions require both capital and operational expertise. In response to these requirements, the Institute for Professional Development provides the start-up capital, the curriculum development expertise, and the ongoing management in support of the client institutions’ provision of quality programs for working adult students.

      We work closely with businesses and governmental agencies to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers’ offices or on-site at military bases. University of Phoenix has also formed educational partnerships with various corporations to provide programs specifically designed for their employees.

Marketing

      To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

      Direct Mail. Direct mail is effective at reaching the working adult population that expresses interest in training, education, and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, and Nursing. We currently purchase education-related mailing lists from numerous suppliers who specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

•	mailing a business reply card;

•	faxing a business reply card;

•	calling us at a specific 1-800 number; or

•	directing the potential student to one of our specific URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

      Internet Marketing. We advertise extensively on the Internet using purchased banner advertisements on targeted sites, as well as paying other Web sites, such as education portals, a fee on a per lead basis. We also benefit from non-paid Internet referrals, including leads directed to our domain names as a result of Web search using Internet search engines and browsers. We believe these prospective students are likely to enroll in our programs because these prospects are actively seeking information about degree programs.

      Re-Marketing. Re-marketing efforts include both direct mail post cards and e-mail sent to existing leads. Re-marketing is a very successful part of our marketing campaign because of our growing database of “qualified” prospects.

      Referrals. Based on our recent estimates, approximately 55% of our new students are referred by their employers, co-workers, current students, alumni, family, and friends.

      Print and Broadcast. We rely on print and broadcast advertising primarily to build brand recognition. We plan to begin advertising in trade magazines, particularly in those that specialize in fields that require skills taught by us.

Competition

      The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working adults in addition to the traditional 18 to 24 year old students and some have greater financial and personnel resources than us. We expect that these colleges and universities will continue to modify their existing programs to serve working adults more effectively. In addition, many colleges and universities have announced various distance education initiatives.

      We believe that the competitive factors in the higher education market include the following:

•	the ability to provide easy access to programs and classes;

•	reliable and high-quality products and services;

•	qualified and experienced faculty;

•	cost of the program;

•	reputation of programs, classes, and services; and

•	the time necessary to earn a degree.

      In terms of non-degree programs offered by us, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share, longer-term relationships with key vendors, and, in some cases, more financial resources.

      The Institute for Professional Development faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of the Institute for Professional Development’s current competitors provide pre-packaged curriculum or turn-key programs.

Employees

      At October 31, 2000, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	325	13	—		338	(1)

University of Phoenix	3,039	105	11,386	(2)	14,530

Institute for Professional Development	292	12	—	(3)	304

College for Financial Planning	87	5	23	(4)	115

Western International University	66	12	329	(2)	407

Apollo Learning Group	16	—	—		16

Total	3,825	147	11,738		15,710

(1)	Consists primarily of employees in executive administration, information systems, corporate accounting, financial aid, and human resources.

(2)	Consists primarily of part-time faculty contracted on a course-by-course basis.

(3)	Faculty teaching Institute for Professional Development assisted programs are employed by Institute for Professional Development client institutions.

(4)	Consists primarily of faculty involved in curriculum development and the instructional design process.

      We consider our relations with our employees to be good.

Regulatory Environment

      The Higher Education Act of 1965 and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:

•	the accrediting agencies recognized by the U.S. Department of Education;

•	the federal government through the U.S. Department of Education; and

•	state higher education regulatory bodies.

      All higher education institutions participating in Title IV programs must be accredited by an association recognized by the U.S. Department of Education. The U.S. Department of Education reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. Accrediting associations are required to include the monitoring of Title IV program compliance as part of their accreditation evaluations under the Higher Education Act.

      New or revised interpretations of regulatory requirements could have a material adverse effect us. In addition, changes in or new interpretations of other applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities, and costs of doing business of University of Phoenix, Western International University, and one or more of the Institute for Professional Development client institutions. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations by University of Phoenix or certain of the Institute for Professional Development client institutions could have a material adverse effect on us.

Accreditation

      University of Phoenix, Western International University, the College for Financial Planning, and the Institute for Professional Development client institutions are covered by regional accreditation which provides the following:

•	recognition and acceptance by employers, other higher education institutions, and governmental entities of the degrees and credits earned by students;

•	qualification to participate in Title IV programs; and

•	qualification for authorization in certain states.

      University of Phoenix was granted accreditation by the North Central Association of Colleges and Schools in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, and 1997. The next North Central Association of Colleges and Schools reaffirmation visit is expected to begin in 2002.

      Institute for Professional Development assisted programs offered by its client institutions are evaluated by the client institutions’ respective regional accrediting associations either as part of a reaffirmation visit or focused evaluation visit. Current Institute for Professional Development client institutions are accredited by the North Central Association of Colleges and Schools, Middle States, New England, or Southern regional accrediting associations.

      The College for Financial Planning graduate degree program is accredited by the North Central Association of Colleges and Schools and the Accrediting Commission of the Distance Education and Training Council. The North Central Association of Colleges and Schools reaffirmed the accreditation of the graduate degree program in August 1999, and their next reaffirmation visit is expected in 2003-04. The Accrediting

Commission of the Distance Education and Training Council plans to schedule a focus-visit for the College for Financial Planning in 2000.

      Western International University was accredited by the North Central Association of Colleges and Schools prior to the acquisition by us, and the accreditation was reaffirmed in 1998. Western International University’s next reaffirmation visit is expected to begin in 2004-05.

      The withdrawal of accreditation from University of Phoenix or certain Institute for Professional Development client institutions would have a material, adverse effect on us.

      All accrediting agencies recognized by the U.S. Department of Education are required to include the monitoring of Title IV program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including University of Phoenix, Western International University, and the Institute for Professional Development client institutions, will be subject to a Title IV program compliance review as part of accreditation visits.

      Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, for authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six regional accrediting associations, representatives of each region in which a regionally accredited institution operates participate in the evaluations for reaffirmation of accreditation. The achievement of University of Phoenix and Western International University missions require them to employ academically qualified practitioner faculty that are able to integrate academic theory with current workplace practice.

      University of Phoenix’s Bachelor of Science in Nursing program received program accreditation from the National League for Nursing Accrediting Commission in 1989. The accreditation was reaffirmed in October 1995. The Master of Science in Nursing program earned the National League for Nursing Accrediting Commission accreditation in 1996. In July 2000, both the Bachelor of Science in Nursing and the Master of Science in Nursing programs received eight year accreditation status from the National League for Nursing Accreditation Commission.

      University of Phoenix’s Community Counseling program, Master of Counseling in Community Counseling degree, received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995, and the next reaffirmation visit is expected to begin in 2002.

      University of Phoenix received approval from the North Central Association of Colleges and Schools to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management degree beginning in 1999. The Doctor of Management degree is offered via distance learning technology with annual two-week residencies in Phoenix throughout the program. The program is limited to a total of 60 new students per year.

      The address and phone number for the accrediting bodies are as follows:

North Central Association of Colleges and Schools Commission on Institutions of Higher Education
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

National League for Nursing Accrediting Commission
61 Broadway, 33rd Floor
New York, NY 10006
(800) 669-1656

American Counseling Association Council for Accreditation of Counseling and
Related Educational Programs
5999 Stevenson Avenue
Alexandria, VA 22304
(703) 823-9800

Accrediting Commission of the Distance Education and Training Council
1601 18th Street, NW
Washington, D.C. 20009-2529
(202) 234-5100

Federal Financial Aid Programs

      Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the fiscal year ended August 31, 2000, University of Phoenix and Western International University derived approximately 49% and 33% of their net revenues from students who participated in Title IV programs, respectively. The Institute for Professional Development percentages are estimated to be similar to those at University of Phoenix. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

•	University of Phoenix, Western International University, and Institute for Professional Development client institutions are accredited by an accrediting agency recognized by the U.S. Department of Education;

•	the U.S. Department of Education has certified University of Phoenix’s, Western International University’s, and Institute for Professional Development client institutions’ eligibility to participate in the Title IV programs; and

•	University of Phoenix, Western International University, and Institute for Professional Development client institutions have applicable state authorization to operate.

      The U.S. Department of Education has issued regulations, the most recent of which became effective on July 1, 2000, that amend some provisions of the Title IV programs. The following material provisions of the Title IV regulations, and their related calculations, apply to University of Phoenix, Western International University, and Institute for Professional Development client institutions:

      Limits on Title IV Program Funds. The Title IV regulations define the types of educational programs offered by an institution that qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year as defined by the U.S. Department of Education.

      For undergraduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instructional time and a minimum of 24 credit hours. The Title IV regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations, or preparation for examinations (the “12-hour Rule”). Most of our degree programs meet this 360 hour minimum and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

      Authorizations for New Locations. University of Phoenix, Western International University, the College for Financial Planning, and Institute for Professional Development client institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states, including California, require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. University of Phoenix, Western International University, the College for Financial Planning, and Institute for Professional Development client institutions are currently authorized to operate in all states in which they have physical locations. If University of Phoenix is unable to obtain authorization to operate in certain new states, it may have a material adverse effect on our ability to expand University of Phoenix’s business.

      In addition, the North Central Association of Colleges and Schools requires University of Phoenix, Western International University, and the College for Financial Planning to obtain their prior approval before these companies are permitted to expand into new states or foreign countries. If University of Phoenix is unable to obtain North Central Association of Colleges and Schools’ approval for any future geographic expansion, it may have a material, adverse effect on our ability to expand University of Phoenix’s business.

      Restricted Cash. The U.S. Department of Education places restrictions on Title IV program funds collected for unbilled tuition and funds transferred to us through electronic funds transfer. In some circumstances, an institution is required to submit an irrevocable letter of credit to the U.S. Department of Education in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. We have established letters of credit of $5.8 million for University of Phoenix and $70,000 for Western International University.

      Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2000, University of Phoenix’s composite score was 2.6 and Western International University’s composite score was 3.0.

      Branching and Classroom Locations. The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which the eligible institution offers at least 50% of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases, and conference facilities used by University of Phoenix and Western International University. The U.S. Department of Education requires written approval for each location prior to offering Title IV program funds. University of Phoenix and Western International University have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to awarding Title IV aid at any new location.

      The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were 49% and 33%, respectively, at August 31, 2000. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

      Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 1998, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 6.9%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for fiscal 1998 as reported by the U.S. Department of Education were 4.1% and 5.9%, respectively. Institute for Professional Development client institution students’ cohort default rates for fiscal 1998 ranged from 1.2% to 12.8% with a median cohort default rate of 4.7%.

      Compensation of Representatives. Title IV regulations prohibit an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. We believe that our current method of compensating enrollment counselors complies with the Title IV regulations.

      Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. University of Phoenix’s eligibility to participate in Title IV programs expires in June 2003. Western International University’s eligibility to participate in Title IV programs was renewed by the U.S. Department of Education in September 1999 for a four-year period.

      Administrative Capability. The Higher Education Act directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may allow the U.S. Department of Education to determine that the institution lacks administrative capability and, therefore, may be subject to additional scrutiny or denied eligibility for Title IV programs.

      Restrictions on Distance Education Programs. Distance education courses are deemed to be correspondence courses by the Title IV regulations if more than 50% of the courses offered at the institution are offered through distance education. The regulations of the U.S. Department of Education specify that an institution is not eligible to participate in Title IV programs if 50% or more of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution’s correspondence courses. University of Phoenix, the Institute for Professional Development, and Western International University do not plan to exceed this 50% level.

      Change of Ownership or Control. A change of our ownership or control, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could trigger recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the evaluation of the accreditation by the North Central Association of Colleges and Schools.

      For publicly traded corporations, a change of ownership and control occurs when a change in ownership or control occurs which is sufficient to require the company to file a Form 8-K with the Securities and Exchange Commission. Furthermore, recently promulgated U.S. Department of Education rules provide that, effective July 1, 2001, a change of ownership and control occurs when a controlling shareholder who holds or controls through agreement both 25 percent or more of the total outstanding voting stock of the company and more shares of voting stock than any other shareholder ceases to be a controlling shareholder. Current U.S. Department of Education rules further state that a change in ownership and control otherwise triggering the recertification requirement does not include a transfer of ownership and control upon the retirement or death of the owner to either a member of the person’s immediate family or to a person with an ownership interest in the Company who has been involved in its management for at least two years preceding the transfer. Upon a change in ownership and control, University of Phoenix and Western International University would cease to be eligible to participate in Title IV Programs until recertified by U.S. Department of Education.

      In addition, some states where we are presently licensed have requirements governing change of ownership or control. Currently, Arizona and California would require University of Phoenix and Western International University, as applicable, to be reauthorized upon a 20% change in ownership and a 25% change in control. These states require a new application to be filed for state licensing if such a change of ownership or control occurs. Washington has a similar reauthorization requirement triggered by a change of ownership, but provides that a temporary certificate of authorization may be issued pending the reauthorization process.

      Moreover, we are required to report any material change in stock ownership. At that time, the North Central Association of Colleges and Schools may seek to evaluate the effect of such a change of stock ownership on University of Phoenix’s, the College for Financial Planning’s, and Western International University’s continuing operations.

      If University of Phoenix is not re-certified by the U.S. Department of Education, does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, there would be a material adverse effect on us.

State Authorization

      University of Phoenix is authorized to operate in all 18 states where there is a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to twenty-two years. Applications for approval to operate in New York and Georgia have been submitted and are awaiting approval.

      All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix was granted its most recent authorization in Puerto Rico in December 1995 for a period of five years. University of Phoenix has submitted, on a timely basis, an application for renewal and is currently awaiting approval of this application.

      University of Phoenix is registered with British Columbia’s Private Post-Secondary Education Commission and has begun the process to obtain accreditation through the province of British Columbia. The University of Phoenix received approval to operate in Alberta, Canada.

      Institute for Professional Development client institutions possess authorization to operate in all states in which they offer educational programs, which are subject to renewal. The College for Financial Planning is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide. Western International University is currently authorized to operate in Arizona.

      Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. If a state were to establish grounds for asserting authority over online learning, University of Phoenix Online may be required to obtain authorization for, or restrict access to, its programs available in those states.

Admissions Standards

      To gain admission to University of Phoenix’s, Western International University’s, and Institute for Professional Development client institutions’ undergraduate programs, students generally must have a high school diploma or General Equivalency Diploma and satisfy certain minimum grade point average, employment, and age requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

      To gain admission to University of Phoenix’s, Western International University’s, and Institute for Professional Development client institutions’ graduate programs, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience, and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

Tax Reform Act of 1997

      In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Tax Reform Act of 1997 also provides for the deduction of interest from gross income on education loans and limited educational IRA’s for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for 1998 individual tax returns.

Employer Tuition Assistance

      Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code, defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The Educational Assistance Program provision does not apply to graduate level programs and expires in December 2001. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming University of Phoenix students with access to employer tuition assistance was 54% in 2000.

Locations

      University of Phoenix currently has 30 physical campuses and 69 learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Utah, Washington, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized delivery system.

      The Institute for Professional Development currently operates at 22 campuses and 27 learning centers in Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Wisconsin.

      The College for Financial Planning’s operations are located near Denver, Colorado.

      Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University operates two learning centers in Arizona.

Item 2 — Properties

      We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to seven years; however, we attempt to secure longer leases if it is advantageous to do so. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, expires on August 31, 2003. As of August 31, 2000, we leased approximately 3.0 million square feet.

      We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 700,000 square feet will be leased in 2001.

Item 3 — Legal Proceedings

      We are not engaged in any legal proceedings that we believe would have a material effect on our financial position or operating results.

Item 4 — Submission of Matters to a Vote of Security Holders

      On August 29, 2000, we held a special meeting of the shareholders to consider the following proposals:

•	Proposal to amend and restate our articles of incorporation to create a new class of common stock called University of Phoenix Online common stock;

•	Proposal to adopt the new Apollo Group, Inc. 2000 Stock Incentive Plan;

•	Proposals to amend and restate the Apollo Group, Inc. 1994 Employee Stock Purchase Plan; and

•	Proposal to amend and restate the Apollo Group, Inc. Director Stock Plan.

These were all approved.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our Apollo Education Group Class B common stock, and all shares of our Apollo Education Group Class B common stock are beneficially owned by our executive officers. Our Apollo Education Group Class A common stock trades on the Nasdaq-Amex National Market under the symbol “APOL” and our University of Phoenix Online common stock trades on the Nasdaq-Amex National Market under the symbol “UOPX”. The holders of our Apollo Education Group Class A common stock and our University of Phoenix Online common stock are not entitled to any voting rights. The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq-Amex National Market.

	High	Low

Fiscal 1999

First Quarter	$39.25	$20.50

Second Quarter	36.25	22.13

Third Quarter	34.25	20.13

Fourth Quarter	31.13	21.50

Fiscal 2000

First Quarter	$27.81	$17.56

Second Quarter	29.63	18.38

Third Quarter	30.19	19.75

Fourth Quarter	42.63	26.63

      These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      At October 31, 2000 there were approximately 200 holders of record of Apollo Education Group Class A and 4 holders of record of Apollo Education Group Class B common stock, and approximately 2 holders of record of shares of University of Phoenix Online common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 16,900 total holders of our Apollo Education Group Class A common stock and approximately 1,400 total holders of University of Phoenix Online common stock.

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. It is the current policy of our Board of Directors to retain earnings to finance the operations and expansion of our business. We are permitted to pay dividends exclusively on our Apollo Education Group Class A and Apollo Education Group Class B common stock, exclusively on University of Phoenix Online common stock, or on both, in equal or unequal amounts. Holders of our Apollo Education Group Class A common stock and Apollo Education Group Class B common stock are entitled to equal per share cash dividends to the extent declared by the Board of Directors.

Item 6 — Selected Consolidated Financial Data

      Information relating to this item appears under the captions “Selected Consolidated Information of Apollo Group, Inc.” on page 15 of the 2000 Annual Report for Apollo Group, Inc. and “Selected Financial Information of University of Phoenix Online” on page 41 of the 2000 Annual Report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2)

of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on pages 16 through 20 of the 2000 Annual Report for Apollo Group, Inc. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” on pages 42 through 46 of the 2000 Annual Report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7a — Quantitative and Qualitative Disclosures about Market Risk

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on page 20 of the 2000 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 — Financial Statements and Supplementary Data

      Information relating to this item appears on pages 22 through 38 of the 2000 Annual Report for Apollo Group, Inc. and pages 47 through 55 of the 2000 Annual Report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Our directors serve one year terms and are elected each year by the holders of our Apollo Education Group Class B common stock. The following sets forth information as of October 31, 2000 concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	79	Chairman of the Board and Chief Executive Officer

Todd S. Nelson	41	President and Director

Jerry F. Noble	58	Senior Vice President and Director

Peter V. Sperling	41	Senior Vice President, Secretary, Treasurer, and Director

Laura Palmer Noone, Ph.D.	41	President, University of Phoenix, Inc.

Anthony Digiovanni	50	President, University of Phoenix Online

Kenda B. Gonzales	43	Chief Financial Officer

Daniel E. Bachus	30	Chief Accounting Officer and Controller

John Blair	62	Director

Dino J. DeConcini	66	Director

Hedy F. Govenar	56	Director

J. Jorge Klor de Alva, J.D., Ph.D.	52	Director

John R. Norton III	71	Director

Thomas Weir	67	Director

      John G. Sperling, Ph.D., is the founder, Chief Executive Officer and Chairman of the Board of Directors of Apollo Group, Inc. Dr. Sperling was also President of Apollo Group, Inc. from its inception until February 1998. Prior to his involvement with Apollo Group, Inc., from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University, and Northern Illinois University. Dr. Sperling received his Ph.D. from Cambridge University, an M.A. from the University of California at Berkeley, and a B.A. from Reed College. Dr. Sperling is the father of Peter V. Sperling.

      Todd S. Nelson has been with Apollo Group, Inc. since 1987. Mr. Nelson has been the President of Apollo Group, Inc. since February 1998. Mr. Nelson was Vice President of Apollo Group, Inc. from 1994 to February 1998 and the Executive Vice President of University of Phoenix from 1989 to February 1998. From 1987 to 1989, Mr. Nelson was the Director of University of Phoenix’s Utah campus. From 1985 to 1987, Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received an M.B.A. from the University of Nevada at Las Vegas and a B.S. from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

      Jerry F. Noble has been with Apollo Group, Inc. since 1981. Mr. Noble has been a Senior Vice President of Apollo Group, Inc. since 1987 and the President of the Institute for Professional Development since 1984. From 1981 to 1987, Mr. Noble also was the controller of Apollo Group, Inc. From 1977 to 1981, Mr. Noble was the corporate accounting manager for Southwest Forest Industries, a forest products company. Mr. Noble received his M.B.A. from University of Phoenix and his B.A. from the University of Montana.

      Peter V. Sperling has been with Apollo Group, Inc. since 1983. Mr. Sperling has been a Senior Vice President since June 1998. Mr. Sperling was the Vice President of Administration from 1992 to June 1998 and has been the Secretary and Treasurer of Apollo Group, Inc. since 1988. From 1987 to 1992, Mr. Sperling was the Director of Operations at Apollo Education Corporation. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of Apollo Group, Inc. Mr. Sperling received his M.B.A. from University of Phoenix and his B.A. from the University of California at Santa Barbara. Mr. Sperling is the son of John G. Sperling.

      Laura Palmer Noone, Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of the University of Phoenix since September 2000. From 1994 to 2000 she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at the University of Phoenix, Phoenix Campus. Prior to that, she was Judge Pro Tem at the City of Chandler, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board of Trustee Member for the Florida Coastal School of Law.

      Anthony F. Digiovanni has been with University of Phoenix since 1989. Mr. Digiovanni has served as President of University Online since April 2000. From February 1998 to April 2000 he was Executive Vice President of University of Phoenix, and from 1992 to 1998, he was Regional Vice President of University of Phoenix’s Western Region. Prior to that, he was Campus Director for the Southern California Campus of University of Phoenix. From 1984-1989, Mr. Digiovanni was Chief Operating Officer for Abco Hardware and Builder’s Supply, a Southern California-based industrial distributor. Mr. Digiovanni received his M.B.A. from the University of Southern California and his B.B.A. from Loyola Marymount University.

      Kenda B. Gonzales has been with Apollo Group, Inc. since October 1998. Ms. Gonzales is the Chief Financial Officer of Apollo Group, Inc. Prior to joining Apollo Group, Inc., Ms. Gonzales was the Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc., a home building corporation. From 1985 to 1996, Ms. Gonzales was the Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp., a home building corporation. Ms. Gonzales began her career as a Certified Public Accountant with Peat, Marwick, Mitchell and Company and is a graduate of the University of Oklahoma with a Bachelor of Accountancy.

      Daniel E. Bachus has been with Apollo Group, Inc. since August 2000. Mr. Bachus is the Chief Accounting Officer and Controller of Apollo Group, Inc. From 1992 to 2000 Mr. Bachus was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager. Mr. Bachus received his B.S. in Accountancy from the University of Arizona and is a Certified Public Accountant.

      John Blair has been a director of Apollo Group, Inc. since September 2000. In addition, he has served since 1982 as a director of Western International University, Inc., a wholly owned subsidiary of Apollo Group, Inc. Mr. Blair has been the Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, since May 1999. From 1984 to 1999, Mr. Blair founded and operated J. Blair Consulting, an independent consulting business that provided management counsel to individuals and organizations in the areas of strategic planning, product planning, organizational diagnosis, management development, and strategies for leveraging business value through technology. Mr. Blair earned a B.S. in Engineering from Purdue University.

      Dino J. DeConcini has been a director of Apollo Group, Inc. since 1981 and is currently a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. Mr. DeConcini is currently the Director of Financial Education at Consumer Federation of America. From February 1995 to June 2000, Mr. DeConcini was the Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

      Hedy F. Govenar has been a director of Apollo Group, Inc. since March 1997. Ms. Govenar is founder and President of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. An active lobbyist with the firm since 1979, she represents a variety of corporate and trade association clients. From 1989 to 1999, Ms. Govenar served as a Commissioner on the California Film Commission as an appointee of the California State Assembly. Ms. Govenar received an M.A. from California State University and a B.A. from University of California at Los Angeles.

      J. Jorge Klor de Alva, J.D., Ph.D., was President of University of Phoenix and Senior Vice President of Apollo Group, Inc. from February 1998 through August 2000. On September 1, 2000, Dr. Klor de Alva became President and Chief Executive Officer of Apollo International. Dr. Klor de Alva has been a director of Apollo Group, Inc. since 1991. Dr. Klor de Alva was Vice President of Business Development of Apollo Group, Inc. from 1996 to 1998. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies, and from 1982 to 1989, was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as Associate Professor, Assistant Professor, or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

      John R. Norton III has been a director of Apollo Group, Inc. since March of 1997 and is currently a member of the Audit and Compensation Committees of the Board of Directors of Apollo Group, Inc. Mr. Norton founded the J. R. Norton Company, an agricultural producer, in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the U.S. Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Terra Industries, Inc., a producer and marketer of nitrogen products and methanol. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

      Thomas C. Weir has been a director of Apollo Group, Inc. since 1983 and is a member of the Audit and Compensation Committees of the Board of Directors of Apollo Group, Inc. During 1994, Mr. Weir became the President of Dependable Nurses, Inc., a provider of temporary nursing services, W.D. Enterprises, Inc., a financial services company, and Dependable Personnel, Inc., a provider of temporary clerical personnel. In 1996, Mr. Weir became the President of Dependable Nurses of Phoenix, Inc., a provider of temporary nursing services. In addition, Mr. Weir has been an independent financial consultant since 1990. From 1989 to 1990, Mr. Weir was President of Tucson Electric Power Company. From 1979 to 1987, Mr. Weir was Chairman and Chief Executive Officer of Home Federal Savings Loan Association, Tucson, Arizona.

Section 16(a)  Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2000, our directors and officers complied with all Section 16(a) filing requirements with the following exceptions:

      John Norton was required to file Forms 5 to report grants of stock options made him in 1997. John Sperling, Peter Sperling, Todd Nelson, Jerry Noble, Kenda Gonzales, Jorge Klor de Alva, John Norton, and Hedy Govenar were required to file Forms 5 to report grants of stock options made to them in 1998. John Norton, and Hedy Govenar were required to file Forms 5 to report grants of stock options made to them in 1999. John Sperling, Peter Sperling, Todd Nelson, Jerry Noble, Kenda Gonzales, Jorge Klor de Alva, John Norton, and Hedy Govenar were required to file Forms 5 to report grants of stock options made to them in 2000. These Forms 5 were not filed, but instead will be filed on a Form 4 after their due date.

Committees of the Board of Directors

      The Board of Directors has two principal committees: (1) an Audit Committee comprised of Thomas C. Weir (Chairperson), Dino J. DeConcini, and John R. Norton III and (2) a Compensation Committee comprised of Thomas C. Weir (Chairperson) and John R. Norton III.

Meetings of the Board of Directors and its Committees

      During the year ended August 31, 2000, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which they served.

      Compensation Committee. The Compensation Committee of our Board of Directors, which met two times during 2000, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 2000 is set forth in Item 11.

      Audit Committee. The Audit Committee, which met on four occasions in 2000, represents the Board of Directors in evaluating the quality of our financial reporting process and internal financial controls through consultations with our independent accountants, internal management, and the Board of Directors.

      Other Committees. We do not maintain a standing nominating committee or other committee performing similar functions.

Item 11 — Executive Compensation

Director Compensation

      Fees. In 2000, our non-employee directors received an $18,000 annual retainer, $1,500 for each board meeting attended, and $750 for each committee meeting attended. Mr. DeConcini elected not to receive any director compensation during 2000 because of his position with the U.S. Department of the Treasury. In addition, non-employee directors are reimbursed for out-of-pocket expenses. Ms. Govenar was retained by us as a consultant and received a consulting fee of $120,000 and $100,000 in 2000 and 1999, respectively.

      Apollo Group, Inc. Amended and Restated Director Stock Plan.  The Board of Directors has adopted the Apollo Group, Inc. Amended and Restated Director Stock Plan, the Director Plan, to attract and retain independent directors. Under the amended Director Plan, up to 925,000 shares of Apollo Education Group Class A common stock and up to 100,000 shares of University of Phoenix Online common stock may be available for grant of awards. Options granted under the amended Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant. The exercise price per share under the amended Director Plan is equal to the fair market value of such shares upon the date of grant. Under the amended Director Plan, each non-employee director automatically receives a grant of options to purchase 20,250 shares of Apollo Education Group Class A common stock on September 1 of each year through 2003. In addition, under the amended Director Plan each non-employee director who was on the Board of Directors on the date of the offering of University of Phoenix Online common stock received a grant of stock options to purchase 10,000 shares of University of Phoenix Online common stock on the date of such offering at the initial public offering price of $14.00 per share, which will vest and become exercisable six month and one day after the date University of Phoenix Online common stock options are granted.

Executive Compensation

      The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers for 2000, 1999, and 1998:

SUMMARY COMPENSATION TABLE

					Long-Term
		Annual			Compensation
		Compensation			Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)	(#)	($)	($)(3)

John G. Sperling	2000	$400,000	$—	$73,293	$—	$125,000	$—	$—
Chairman of the Board and	1999	400,000	—	64,141	—	125,000	—	—
Chief Executive Officer	1998	387,500	—	72,373	—	—	—	—

Todd S. Nelson	2000	$350,000	$262,500	$—	$—	$100,000	$—	$—
President	1999	350,000	262,500	—	—	100,000	—	—
	1998	247,917	200,000	—	—	—	—	—

Jorge Klor de Alva	2000	$285,577	$206,250	$—	$—	$25,000	$—	$3,165
Former Senior Vice	1999	275,000	206,250	—	—	75,000	—	3,072
President and President of the University of Phoenix, Inc.(2)	1998	218,750	175,000	—	—	—	—	1,850

Jerry F. Noble	2000	$250,000	$187,500	$—	$—	$10,000	$—	$3,165
Senior Vice President and	1999	250,000	161,752	—	—	50,000	—	3,072
President of Institute for Professional Development	1998	225,000	168,750	—	—	—	—	3,073

Kenda B. Gonzales	2000	$200,000	$142,500	$—	$—	$25,000	$—	$3,165
Chief Financial Officer	1999	174,359	90,000	—	—	42,000	—	—
	1998	—	—	—	—	—	—	—

(1)	Messrs. Klor de Alva, Nelson, and Noble also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Dr. John Sperling received perquisites primarily in the form of a company provided car, available for business and personal use, and tax consulting services.

(2)	Effective September 1, 2000, Dr. Klor de Alva resigned as Senior Vice President and President of the University of Phoenix, Inc. He still serves as an outside director.

(3)	Amounts shown consist of contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in fiscal years 2000, 1999, and 1998.

      The following table discloses options granted by us to our Chairman of the Board and Chief Executive Officer and the four other most highly compensated executive officers for 2000:

Option Grants In the Last Fiscal Year

	Option Grants in Fiscal Year 2000				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	125,000	13.94%	$18.875	1/12/10	$1,483,798	$3,760,236

Todd S. Nelson	100,000	11.15%	18.875	1/12/10	1,187,039	3,008,189

Jorge Klor de Alva	25,000	2.79%	18.875	1/12/10	296,760	752,047

Jerry F. Noble	10,000	1.12%	18.875	1/12/10	118,704	300,819

Kenda B. Gonzales	25,000	2.79%	18.875	1/12/10	296,760	752,047

Aggregated Option Exercises in Fiscal Year 2000 and Option Values at August 31, 2000

      The following table discloses the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chairman of the Board and Chief Executive Officer and the four other most highly compensated officers for 2000:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired	Value	Options at Fiscal Year-End		Fiscal Year-End ($)
	on Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	144,604	208,333	$4,339,875	$3,726,555

Todd S. Nelson	—	—	194,209	166,666	6,085,281	2,981,235

Jorge Klor de Alva	—	—	64,584	—	1,498,841	—

Jerry F. Noble	154,407	3,766,738	54,802	56,666	1,786,026	905,610

Kenda B. Gonzales	—	—	8,334	58,666	182,827	1,055,985

      Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our Chairman of the Board and Chief Executive Officer. The term of the employment agreement was for four years and expired on December 31, 1997. The employment agreement has automatically renewed for three additional one-year periods through December 31, 2000, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary for 1998 of $387,500 and for 1999 and 2000 of $400,000. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.

      The deferred compensation agreement provides that upon his termination of employment with us and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by us during any one of the three calendar years preceding the calendar year in which Dr. Sperling’s employment is terminated. In addition, upon Dr. Sperling’s death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first such installment due on the first day of the month following the month of Dr. Sperling’s death.

      We do not have employment agreements with any of our other executive officers.

Board Compensation Committee Report on Executive Compensation

      Our Compensation Committee (the “Committee”) is composed entirely of independent outside members of our Board of Directors. The Committee reviews and approves each of the elements of our executive compensation program related to John G. Sperling, Todd S. Nelson, J. Jorge de Alva, Peter V. Sperling, and Jerry F. Noble, (the “Senior Executives”), and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the Committee administers the key provisions of the executive compensation program and reviews with our Board of Directors in detail all aspects of compensation for our Senior Executives. The Committee has furnished the following report on executive compensation:

      Overview and Philosophy. Our compensation program for Senior Executives is primarily comprised of base salary, annual bonus, and long-term incentives in the form of stock option grants. Senior Executives also participate in various other benefit plans, including medical and retirement plans, generally available to all of our employees.

      Each of the Senior Executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $69.1 million to $506.8 million, with an average of $235.0 million and a median of $216.8 million. This data was used to target annual cash compensation for the Senior Executives at the higher end of companies surveyed.

      Our philosophy is to pay base salaries to the Senior Executives that enable us to attract, motivate, and retain highly qualified executives. The annual bonus program is designed to reward for performance based on financial results. Stock option grants are intended to provide substantial rewards to executives based on stock price appreciation and improved overall financial performance. The vesting of the options can be accelerated if certain profit and stock price goals are achieved.

      Base Salary. Salary increases for the Senior Executives are based on a review of the competitive data described above. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the committee also takes into account position within us, individual experience and performance, our revenue size compared to the companies surveyed, and our specific needs particular to us.

      Annual Bonus Program. In addition to a base salary, Senior Executives were eligible to receive a bonus of up to seventy-five percent (75%) of their respective base salaries. All annual bonuses are tied to our financial performance.

      At the beginning of each fiscal year, the Committee establishes an after-tax net income goal for us and operating profit goals for our subsidiaries. The annual bonuses are calculated differently for (1) Senior Executives who also serve as executive officers of either the University of Phoenix, Inc. or the Institute for Professional Development (collectively, the “Division Executives”) and (2) Senior Executives who do not serve as executive officers of either the University of Phoenix, Inc. or the Institute for Professional Development (collectively, the “Company Executives”).

      The annual bonuses for our Company Executives are tied solely to our after-tax net income goal. If that goal is achieved, our Company Executives earn a bonus equal to fifty percent (50%) of their respective annual maximum bonus. If the after-tax net income goal is exceeded, our Company Executives earn a larger percentage of their annual bonus depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries. These goals were exceeded for 2000.

      The annual bonuses for the Division Executives are earned (1) fifty percent (50%) if their division operating profit goal is achieved, (2) an additional twenty-five percent (25%) if the after-tax income goal is achieved, and (3) up to another twenty-five percent (25%) depending on the amount by which the after-tax net income goal is exceeded up to a maximum annual bonus equal to seventy-five percent (75%) of their respective base salaries. These goals were exceeded for 2000.

      Options. We believe that it is important for Senior Executives to have an equity stake in us, and, toward this end, we make option grants to key Senior Executives from time to time under the Apollo Group, Inc. Long-Term Incentive Plan and the Apollo Group, Inc. 2000 Stock Incentive Plan. In making option awards, the Committee reviews our financial performance during the past fiscal year, the awards granted to other executives, and the individual officer’s specific role.

      Other Benefits. Senior Executives are eligible to participate in benefit programs designed for all of our full-time employees and also received certain perquisites primarily including company cars and company paid tax consulting. These programs include medical, disability and life insurance, and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code.

      Chief Executive Officer Compensation. Dr. John G. Sperling is the founder, Chief Executive Officer, and Chairman of our Board of Directors. In December 1993, we entered into an employment agreement (the “Employment Agreement”) and deferred compensation agreement (the “Deferred Compensation Agreement”) with Dr. Sperling. The Employment Agreement terminated on December 31, 1997. The Employment Agreement has automatically renewed for three additional one-year periods through December 31, 2000, and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling’s termination of employment with us and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by us during any one of the three calendar years preceding the calendar year in which Dr. Sperling’s employment is terminated. In addition, upon Dr. Sperling’s death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling’s death.

      Dr. Sperling’s base salary and bonus are determined annually on the same basis discussed above for the Senior Executives. During fiscal year 2000, Dr. Sperling received an annual base salary of $400,000. In addition, because the after-tax net income goal for us was exceeded, Dr. Sperling was eligible for a bonus for 2000. Dr. Sperling has elected to forego this bonus in exchange for options in our Apollo Education Group Class A common stock. The amount of options to be granted will be determined at the discretion of the Committee and will be granted at fair market value and expire ten years after the grant date. The Committee does not apply a mathematical formula to determine the number of options granted, but will consider Dr. Sperling’s contribution to our performance during fiscal year 2000.

Compensation and Management Committee Interlocks and Insider Participation

      No member of our Committee during the fiscal year ended August 31, 2000, was an officer or employee of us.

COMPENSATION COMMITTEE

Thomas C. Weir
John R. Norton III

Stock Performance Graph

      The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock with the cumulative total return for the Standard & Poor’s 400 Index and an index of peer group companies selected by us for the period from August 31, 1995, through August 31, 2000. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock and each index was $100 at August 31, 1995, and that all dividends paid by those companies included in the indexes were reinvested.

APOLLO GRAPH

	APOLLO GROUP, INC.	S & P MIDCAP 400	PEER GROUP

8/95	100.00	100.00	100.00
8/96	286.87	111.88	220.31
8/97	401.48	153.59	246.39
8/98	577.96	133.72	314.97
8/99	370.19	189.31	284.62
8/00	688.70	264.56	508.46

      The education peer group is composed of the publicly-traded common stock of 8 education-related companies that include Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry Inc. (DV), Education Management Corporation (EDMC), ITT Educational Services, Inc. (ESI), Sylvan Learning Systems, Inc. (SLVN), Strayer Education, Inc. (STRA), and Whitman Education Group, Inc. (WIX).

      We believe that the education peer group is representative of the education industry in which we operate. Similar to us, all of the companies in the education peer group participate in the for-profit, post-secondary education market.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2000. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo Education			Apollo Education
Name and Address of	Group Class A			Group Class B
Beneficial Owner (1)	Common Stock	% Owned		Common Stock	% Owned

John G. Sperling	13,728,293	17.9	%(2),(3),(4),(5)	243,081	47.5	%(18)

Peter V. Sperling	13,706,634	17.9	(2),(6),(7),(8)	232,068	45.4	(19)

Jerry F. Noble	454,802	0.6	(9)	27,950	5.5

Todd S. Nelson	64,418	0.1		8,385	1.6

J. Jorge Klor de Alva	—	—		—

Thomas C. Weir	108,950	0.1	(10)	—

Hedy F. Govenar	58,800	0.1	(11)	—

John R. Norton III	61,750	0.1	(12)	—

Dino J. DeConcini	28,113	—	(13)	—

Kenda B. Gonzales	8,334	—	(14)	—

Laura Palmer Noone	20,863	—	(15)

Anthony F. Digiovanni	71,949	0.1	(16)

Daniel E. Bachus	—	—

John Blair	450	—

Total for All Directors and Executive Officers as a Group (14 persons)	27,228,316	35.5	%(17)	511,484	100.0%

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Includes 1,085,040 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

(3)	Includes 186,157 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

(4)	Includes 1,350,000 shares held by The Sperling Foundation.

(5)	Includes 144,604 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 290,090 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

(7)	Includes 111,271 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(8)	Includes 352,000 shares that Mr. Peter Sperling has subject to a forward sale agreement that matures July 18, 2002.

(9)	Includes 54,802 shares that Mr. Noble has the right to acquire within 60 days of the date of the table set forth above.

(10)	Includes 101,250 shares that Mr. Weir has the right to acquire within 60 days of the date of the table set forth above.

(11)	Includes 57,750 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(12)	Includes 60,750 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(13)	Includes 27,438 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(14)	Includes 8,334 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(15)	Includes 20,821 shares that Ms. Laura Palmer Noone has the right to acquire within 60 days of the date set forth above.

(16)	Includes 70,896 shares that Mr. Digiovanni has the right to acquire within 60 days of the date set forth above.

(17)	Includes 657,916 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

(18)	Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

(19)	Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

Item 13 — Certain Relationships and Related Transactions

      On August 14, 1998, we, together with, Hughes Network Systems and Hermes Onetouch L.L.C. formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. In connection with the transaction, we, Hughes Network Systems, and Hermes Onetouch L.L.C. entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it is anticipated that we may from time to time engage in transactions with One Touch Systems, Inc. for the provision of distance learning products and services. Currently, there are no transactions with One Touch Systems, Inc.. Hermes Onetouch L.L.C., which owns 30% of the outstanding shares of Interactive Distance Learning, Inc., is wholly-owned by Dr. John G. Sperling, our Chairman, and Peter V. Sperling, our Senior Vice President.

      Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. John G. Sperling, Jorge Klor de Alva, and Todd Nelson are directors of us and also directors of Apollo International, Inc. Jorge Klor de Alva, a former Senior Vice President of Apollo Group, Inc., is the President and Chief Executive Officer of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have committed to pay $999,989 and have paid $499,995) and by an investment entity controlled by John G. Sperling and Peter V. Sperling, son of John G. Sperling, and a Senior Vice President and Director of Apollo Group, Inc. (26%). In addition, we have an option to acquire additional shares in Apollo International. During the fiscal year ended August 31, 2000, we received no revenue from Apollo International for educational products and services.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

      The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2000, are incorporated by reference from our 2000 Annual Report to Shareholders.

      Apollo Group, Inc.

•	Report of Independent Accountants

•	Consolidated Balance Sheet as of August 31, 2000 and 1999

•	Consolidated Statement of Operations for the Years Ended August 31, 2000, 1999, and 1998

•	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2000, 1999, and 1998

•	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended August 31, 2000, 1999, and 1998

•	Consolidated Statement of Cash Flows for the Years Ended August 31, 2000, 1999, and 1998

•	Notes to Consolidated Financial Statements

      University of Phoenix Online

•	Report of Independent Accountants

•	Balance Sheet as of August 31, 2000 and 1999

•	Statement of Operations for the Years Ended August 31, 2000, 1999, and 1998

•	Statement of Cash Flows for the Years Ended August 31, 2000, 1999, and 1998

•	Notes to Financial Statements

2.  Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.  Exhibits

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education,® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the Company’s Form 10-Q/ A, filed July 20, 2000
10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan	Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-3, dated August 31, 2000
10.3	Apollo Group, Inc. Long-Term Incentive Plan	Incorporated by reference to 10.3 of Form S-1 No. -83804
10.4	Apollo Group, Inc. Savings and Investment Plan	Incorporated by reference to Exhibit 10.4 of the August 31 1996 Form 10-K
10.5	Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-3, dated August 31, 2000
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3, dated August 31, 2000
10.8	Employment Agreement between Apollo Group, Inc. and John G. Sperling	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.9	Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	Shareholder Agreement Dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.11	Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12	Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 1999	Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q/ A, filed July 20, 2000
13	Pages 15 through 55 of Apollo Group, Inc. 2000 Annual Report to shareholders for the year ended August 31, 2000	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Accountants	Filed herewith
27	Financial Data Schedule	Filed herewith
99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2	Audit Committee Charter	Filed herewith

(b)  Reports on Form 8-K

      During the last quarter of the 2000 fiscal year, we filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 22, 2000.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/JOHN G. SPERLING

John G. Sperling
Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN G. SPERLING John G. Sperling	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 22, 2000

/s/ TODD S. NELSON Todd S. Nelson	President and Director	November 22, 2000

/s/ JERRY F. NOBLE Jerry F. Noble	Senior Vice President and Director	November 22, 2000

/s/ PETER V. SPERLING Peter V. Sperling	Senior Vice President, Secretary, Treasurer, and Director	November 22, 2000

/s/ KENDA B. GONZALES Kenda B. Gonzales	Chief Financial Officer (Principal Financial Officer)	November 22, 2000

/s/ DANIEL E. BACHUS Daniel E. Bachus	Chief Accounting Officer and Controller	November 22, 2000

/s/ DINO J. DECONCINI Dino J. DeConcini	Director	November 22, 2000

/s/ J. JORGE KLOR DE ALVA J. Jorge Klor de Alva	Director	November 22, 2000

/s/ THOMAS C. WEIR Thomas C. Weir	Director	November 22, 2000

/s/ JOHN R. NORTON III John R. Norton III	Director	November 22, 2000

Signature	Title	Date

/s/ HEDY F. GOVENAR Hedy F. Govenar	Director	November 22, 2000

/s/ JOHN BLAIR John Blair	Director	November 22, 2000

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education,® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the Company’s Form 10-Q/ A, filed July 20, 2000
10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan	Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-3, dated August 31, 2000
10.3	Apollo Group, Inc. Long-Term Incentive Plan	Incorporated by reference to 10.3 of Form S-1 No. -83804
10.4	Apollo Group, Inc. Savings and Investment Plan	Incorporated by reference to Exhibit 10.4 of the August 31 1996 Form 10-K
10.5	Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-3, dated August 31, 2000
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-3, dated August 31, 2000
10.8	Employment Agreement between Apollo Group, Inc. and John G. Sperling	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.9	Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	Shareholder Agreement Dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.11	Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12	Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 1999	Incorporated by reference to Exhibit 10.11 of the Company’s Form 10-Q/ A, filed July 20, 2000
13	Pages 15 through 55 of Apollo Group, Inc. 2000 Annual Report to shareholders for the year ended August 31, 2000	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Accountants	Filed herewith
27	Financial Data Schedule	Filed herewith
99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2	Audit Committee Charter	Filed herewith