Form 10-Q
period 2000-11-30
APOLLO GROUP INC
filed 2001-01-12
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE       ACT OF 1934
                  For the quarterly period ended November 30, 2000

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE       ACT OF 1934

Commission file number: 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

ARIZONA	86-0419443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.

4615 EAST ELWOOD STREET, PHOENIX, ARIZONA 85040
(Address of principal executive offices, including zip code)

(480) 966-5394
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes    [  ] No

AT JANUARY 8, 2001, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par	75,690,000 Shares
Apollo Education Group Class B common stock, no par	512,000 Shares
University of Phoenix Online Common Stock, no par	5,794,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I —FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II —OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBIT INDEX	17

EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information

EXHIBIT 27 – Financial Data Schedule

EXHIBIT 99 – University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition And Results of Operations

PART I —FINANCIAL INFORMATION
Item 1 —Financial Statements-Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30,	August 31,
	2000	2000

	(Unaudited)
(Dollars in thousands)
Assets:

Current assets

Cash and cash equivalents	$123,754	$59,912

Restricted cash	44,446	35,681

Marketable securities	108,442	58,226

Receivables, net	77,765	78,933

Deferred tax assets, net	7,681	8,267

Other current assets	6,598	5,888

Total current assets	368,686	246,907

Property and equipment, net	89,892	87,833

Marketable securities	11,323	6,020

Investment in IDL	11,888	11,888

Cost in excess of fair value of assets purchased, net	38,206	38,548

Other assets	12,062	13,594

Total assets	$532,057	$404,790

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$322	$450

Accounts payable	10,537	12,960

Accrued liabilities	26,905	22,297

Income taxes payable	9,849	365

Student deposits and current portion of deferred revenue	99,668	95,017

Total current liabilities	147,281	131,089

Deferred tuition revenue, less current portion	1,280	1,295

Long-term liabilities, less current portion	10,542	9,973

Deferred tax liabilities, net	252	1,225

Total liabilities	159,355	143,582

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 75,593,000 and 74,998,000 issued and outstanding at November 30, 2000 and August 31, 2000, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 512,000 issued and outstanding at November 30, 2000 and August 31, 2000	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 5,750,000 issued and outstanding at November 30, 2000

Additional paid-in capital	167,661	95,259

Treasury stock, at cost, 2,949,000 and 3,545,000 shares at November 30, 2000 and August 31, 2000, respectively	(69,180)	(83,353)

Retained earnings	274,048	249,219

Accumulated other comprehensive income (loss)	69	(21)

Total shareholders’ equity	372,702	261,208

Total liabilities and shareholders’ equity	$532,057	$404,790

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	November 30,
	2000	1999

	(Unaudited)
(In thousands, except per share amounts)
Revenues:

Tuition and other, net	$177,073	$143,418

Costs and expenses:

Instructional costs and services	95,235	82,734

Selling and promotional	31,008	22,559

General and administrative	11,986	11,496

	138,229	116,789

Income from operations	38,844	26,629

Interest income, net	3,168	1,317

Income before income taxes	42,012	27,946

Provision for income taxes	17,183	11,119

Net income	$24,829	$16,827

Net income attributed to:

Apollo Education Group common stock	$24,439	$16,827

University of Phoenix Online common stock	$390	$—

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.32	$0.22

Diluted net income per share	$0.32	$0.22

Basic weighted average shares outstanding	75,756	76,758

Diluted weighted average shares outstanding	76,806	77,495

University of Phoenix Online common stock:

Basic net income per share	$0.07

Diluted net income per share	$0.06

Basic weighted average shares outstanding	5,750

Diluted weighted average shares outstanding	6,480

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months
	Ended November 30,
	2000	1999

	(Unaudited)
(In thousands)
Net income	$24,829	$16,827

Other comprehensive income, net of income taxes:

Currency translation gain (loss)	90	(16)

Comprehensive income	$24,919	$16,811

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months
	Ended November 30,
	2000	1999

	(Unaudited)
(In thousands)

Cash flows provided by (used for) operating activities:

Net income	$24,829	$16,827

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,476	6,330

Provision for uncollectible accounts	2,863	3,510

Deferred income taxes	(387)	561

Tax benefits of stock options exercised	6,085	1,050

Decrease (increase) in assets:

Restricted cash	(8,765)	(855)

Receivables, net	(1,695)	(5,322)

Other assets	(1,205)	2,728

Increase (decrease) in liabilities:

Accounts payable and accrued liabilities	11,669	13,380

Student deposits and deferred revenue	4,636	(6,689)

Other liabilities	541	457

Net cash provided by operating activities	46,047	31,977

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(8,917)	(8,468)

Purchase of marketable securities	(70,158)	(10,749)

Maturities of marketable securities	14,756	3,868

Purchase of other assets	(246)	(256)

Proceeds from sale of land	593	—

Net cash used for investing activities	(63,972)	(15,605)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock		(23,386)

Issuance of Apollo Education Group Class A common stock	7,691	2,041

Issuance of University of Phoenix Online common stock	74,086

Payments on long-term debt	(100)	(100)

Net cash provided by (used for) financing activities	81,677	(21,445)

Currency translation gain (loss)	90	(16)

Net increase (decrease) in cash and cash equivalents	63,842	(5,089)

Cash and cash equivalents at beginning of period	59,912	51,534

Cash and cash equivalents at end of period	$123,754	$46,445

The accompanying notes are an integral part of these consolidated financial statements.

Apollo Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.  The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include the University of Phoenix, Inc. (“UOP”), the Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and the College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2001 and 2000 refer to the periods ended November 30, 2000 and 1999, respectively.

On March 24, 2000, the Company’s Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of UOP. The Company’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. This stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online.

2.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2000 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

3.  The Company’s operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company’s educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

4.  Earnings attributable to the different classes of the Company’s common stocks is as follows:

	For the Three Months
	Ended November 30,
	2000	1999

	(Unaudited)
(In thousands)

Apollo Education Group	$24,439	$16,827

University of Phoenix Online	390	—

Net income	$24,829	$16,827

The earnings attributable to University of Phoenix Online common stock represent 10.8% of the earnings of University of Phoenix Online from October 3, 2000, the date of the offering, through November 30, 2000. The remaining earnings of University of Phoenix Online are included in the earnings attributable to Apollo Education Group common stock.

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2000 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock outstanding during the period. Dilutive earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options, including the effects of shares issuable under Apollo Group, Inc. incentive plans, exclusive of options granted with respect to University of Phoenix Online common stock.

A reconciliation of the basic and diluted per share computations for Apollo Education Group Class A and Class B common stock is as follows:

		For the Three Months Ended November 30,

		2000			1999

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

		(In thousands, except per share amounts)

			(Unaudited)
Basic net income per share	$24,439	75,756	$0.32	$16,827	76,758	$0.22

Effect of dilutive securities:

Stock options		1,050			737

Diluted net income per share	$24,439	76,806	$0.32	$16,827	77,495	$0.22

Basic earnings per share of University of Phoenix Online common stock for the period from the date of the offering through November 30, 2000, was computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding of 5,750,000. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock of approximately 730,000 stock options.

5.  Certain amounts reported for the three months ended November 30, 1999, have been reclassified to conform to the November 30, 2000 presentation, having no effect on net income.

6.  The following schedules present statement of operations data of Apollo Education Group, University of Phoenix Online, and Apollo Group, Inc. We have presented this information to illustrate the respective operating results of Apollo Education Group and University of Phoenix Online, including the impact of the inter-group license fee and inter-group allocated expenses, and how the operating results of those groups relate to the consolidated operating results of Apollo Group, Inc.

The information below for Apollo Education Group excludes its retained interest in University of Phoenix Online, which was 100% up until October 3, 2000 and subsequently decreased to 89.2% to reflect the issuance of University of Phoenix Online common stock.

Since its inception, the Company has financed University of Phoenix Online’s operations internally and has not incurred any related third-party debt. All of its cash receipts and disbursements are processed by the Company on University of Phoenix Online’s behalf. Prior to the offering, all amounts were settled through the funds allocated to/from Apollo Education Group component of University of Phoenix Online’s divisional net worth. Whenever University of Phoenix Online generated cash from operations, that cash was deemed to be transferred to Apollo Education Group and was accounted for as a return of capital. Whenever University of Phoenix Online had a cash need, that cash was deemed to be transferred from Apollo Education Group and was accounted for as a capital contribution. As a result of this policy, no inter-group interest income or expense was reflected in the consolidating statement of operations.

Upon the completion of the offering, the net proceeds of the offering of $74.1 million were transferred to University of Phoenix Online and accounted for as a capital contribution. Subsequently, the difference between cash receipts and cash outlays attributable to University of Phoenix Online have been accounted for as a revolving credit advance from University of Phoenix Online to Apollo Education Group requiring the reflection of interest expense by Apollo Education Group and interest income by University of Phoenix Online at the rate of interest determined by the Board of Directors. Accordingly, operating results for Apollo Education Group and University of Phoenix Online for periods subsequent to the offering will not be comparable to such operating results prior to the offering.

	Three Months Ended November 30, 2000

	Apollo	University		Apollo
	Education	of Phoenix		Group,
	Group	Online	Eliminations	Inc.

		(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$142,986	$34,087	$—	$177,073

Inter-group license fee revenue(2)	1,363		(1,363)	—

	144,349	34,087	(1,363)	177,073

Costs and expenses:

Instructional costs and services

External expenses(3)	83,245	11,990		95,235

Inter-group allocated expenses(4)	(2,293)	2,293		—

Inter-group license fee expense(2)		1,363	(1,363)	—

Selling and promotional

External expenses(3)	23,598	7,410		31,008

Inter-group allocated expenses(4)	(192)	192		—

General and administrative

External expenses(3)	11,986			11,986

Inter-group allocated expenses(4)	(2,099)	2,099		—

	114,245	25,347	(1,363)	138,229

Income from operations	30,104	8,740		38,844

Interest income, net	2,474	694		3,168

Income before income taxes	32,578	9,434		42,012

Provision for income taxes(5)	13,325	3,858		17,183

Net income	$19,253	$5,576	$—	$24,829

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended November 30, 1999

	Apollo	University		Apollo
	Education	of Phoenix		Group,
	Group	Online	Eliminations	Inc.

		(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$122,701	$20,717	$—	$143,418

Inter-group license fee revenue(2)	829		(829)	—

	123,530	20,717	(829)	143,418

Costs and expenses:

Instructional costs and services

External expenses(3)	74,942	7,792		82,734

Inter-group allocated expenses(4)	(1,921)	1,921		—

Inter-group license fee expense(2)		829	(829)	—

Selling and promotional

External expenses(3)	19,650	2,909		22,559

Inter-group allocated expenses(4)	(177)	177		—

General and administrative

External expenses(3)	11,496			11,496

Inter-group allocated expenses(4)	(1,503)	1,503		—

	102,487	15,131	(829)	116,789

Income from operations	21,043	5,586		26,629

Interest income, net	1,317			1,317

Income before income taxes	22,360	5,586		27,946

Provision for income taxes(5)	8,855	2,264		11,119

Net income	$13,505	$3,322	$—	$16,827

     (1) Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2) Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $1.4 million and $829,000 for the three months ended November 30, 2000 and 1999, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

     The related license policy was not in place prior to March 24, 2000; however, in order to prepare financial statements that include the charges and benefits of the types provided for under this policy, the accompanying consolidating statement of operations data reflect charges and benefits that would have applied if this policy had been in effect during the periods presented. Although it has no present intention to do so, Apollo Group, Inc.’s Board of Directors may at any time in its sole discretion modify, rescind, or supplement this policy.

     (3) External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

   (4) Certain costs incurred by Apollo Group, Inc. and the University of Phoenix, Inc. including legal, accounting, corporate office and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and the University of Phoenix, Inc. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended
	November 30,
	2000	1999

	(Unaudited)
(In thousands)

Instructional costs and services	$2,293	$1,921

Selling and promotional	192	177

General and administrative	2,099	1,503

	$4,584	$3,601

   The related corporate expense allocation policy was not in place prior to March 24, 2000; however, in order to prepare financial statements that include the charges and benefits of the types provided for under this policy, the accompanying consolidating statement of operations data reflect charges and benefits that would have applied if this policy had been in effect during the periods presented. Although it has no present intention to do so, Apollo Group, Inc.’s Board of Directors may at any time in its sole discretion modify, rescind, or supplement this policy.

   (5) University of Phoenix Online’s results, along with other divisions of the University of Phoenix, Inc., are included in the Apollo Group, Inc. consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo Group, Inc., with the exception of certain state taxes that are based upon an apportionment of University of Phoenix taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

7.   The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In a draft audit report recently issued to one such client institution, the OIG raised issues with, among other things, certain aspects of the contractual arrangement between the client institution and IPD. The client institution is currently preparing its response to the OIG’s draft audit report.

As the contractual arrangements between IPD and its client institutions are potentially at issue, IPD may contribute to the ultimate settlement, if any, of the client institutions’ OIG audits. During the first quarter of 2001, IPD recorded a charge of $1.4 million to provide for its share of the estimated settlement obligation relating to all of its client institutions. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on our previous experience with respect to such settlements.

Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

8.   During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “ Revenue Recognition in Financial Statements” (“SAB No. 101”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company was originally required to implement SAB No. 101 in the first quarter of its fiscal year ending August 31, 2001; however, in June 2000, the Securities and Exchange Commission amended SAB No. 101 to delay the required implementation date. As a result, we must now implement the related guidelines in the fourth quarter of our fiscal year ending August 31, 2001. Although the analysis of the impact of SAB No. 101 has not been completed, it is not expected to have a material effect on our results of operations.

9.   Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective September 1, 2000, with no impact to the Company’s results of operations as the Company has no derivative financial instruments.

Review by Independent Accountants

         The financial information as of November 30, 2000, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

         PricewaterhouseCoopers does not carry out any significant or additional audit tests beyond those that would have been necessary if its report had not been included in this quarterly report. Accordingly, such report is not a “report” or “part of a registration statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Report of Independent Accountants

To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 2000, and the related consolidated statements of operations, of comprehensive income and of cash flows for each of the three-month periods ended November 30, 2000 and 1999. These financial statements are the responsibility of Apollo Group, Inc.’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of August 31, 2000, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated September 29, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 19, 2000

PART I —FINANCIAL INFORMATION
Item 2 —Management’s Discussion and Analysis of Financial Condition and
Results of Operations of Apollo Group, Inc.

         The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2000 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month period ended November 30, 2000 included in Item 1.

         This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as 1) total purchases of property and equipment for us for the year ended August 31, 2001, are expected to range from $38.0 to $42.0 million; 2) although the analysis of the impact of SAB No. 101 has not been completed, it is not expected to have a material effect on our results of operations; 3) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; and 4) although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

         Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of other applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by UOP or certain IPD client institutions; 4) failure to obtain authorizations from states in which UOP does not currently provide degree programs; 5) failure to obtain the North Central Association of Colleges and Schools’ approval for UOP to operate in new states; 6) changes in student enrollment; and 7) other factors set forth in this Form 10-Q. These forward-looking statements are based on estimates, projections, beliefs, and assumptions of us and our management and speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended
	November 30,

	2000	1999

	(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%

Costs and expenses:

Instructional costs and services	53.8	57.7

Selling and promotional	17.5	15.7

General and administrative	6.8	8.0

	78.1	81.4

Income from operations	21.9	18.6

Interest income, net	1.8	0.9

Income before income taxes	23.7	19.5

Less provision for income taxes	9.7	7.8

Net income	14.0%	11.7%

THREE MONTHS ENDED NOVEMBER 30, 2000 (FIRST QUARTER OF 2001) COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 1999 (FIRST QUARTER OF 2000)

         Tuition and other net revenues increased by 23.5% to $177.1 million in the three months ended November 30, 2000 from $143.4 million in the three months ended November 30, 1999 due primarily to a 15.2% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at UOP. Most of our UOP campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended November 30, 1999 to the three months ended November 30, 2000.

         Tuition and other net revenues for the three months ended November 30, 2000 and 1999 consists primarily of $160.8 million and $126.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $4.2 million and $7.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 15.1% to $95.2 million in the three months ended November 30, 2000 from $82.7 million in the three months ended November 30, 1999 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 53.8% in the three months ended November 30, 2000 from 57.7% in the three months ended November 30, 1999 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into additional markets.

         Selling and promotional expenses increased by 37.5% to $31.0 million in the three months ended November 30, 2000 from $22.6 million in the three months ended November 30, 1999 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues increased to 17.5% in the three months ended November 30, 2000 from 15.7% in the three months ended November 30, 1999 due to increased advertising primarily related to University of Phoenix Online.

         General and administrative expenses increased by 4.3% to $12.0 million in the three months ended November 30, 2000 from $11.5 million in the three months ended November 30, 1999 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.8% in the three months ended November 30, 2000 from 8.0% in the three months ended November 30, 1999 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income was $3.2 million and $1.3 million in the three months ended November 30, 2000 and 1999, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the University of Phoenix Online offering. Interest expense was $111,000 and $48,000 for the three months ended November 30, 2000 and 1999, respectively.

         Our effective tax rate increased to 40.9% in the three months ended November 30, 2000 from 39.8% in the three months ended November 30, 1999. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

         Net income increased to $24.8 million in the three months ended November 30, 2000 from $16.8 million in the three months ended November 30, 1999 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs.

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

         We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instructional costs and services and selling and promotional expenses historically increase as a percentage of tuition and other net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments.

         We anticipate that these seasonal trends in the second and fourth quarters will continue in the future.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $46.0 million in the three months ended November 30, 2000 from $32.0 million in the three months ended November 30, 1999. The increase resulted primarily from increased net income, increased tax benefits of stock options exercised and a larger increase in student deposits and deferred revenue partially offset by a larger increase in restricted cash.

         Capital expenditures remained relatively flat at $8.9 million during the three months ended November 30, 2000 compared to $8.5 million in the three months ended November 30, 1999. Total purchases of property and equipment for the year ended August 31, 2001 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the information technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

         At November 30, 2000, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At November 30, 2000, availability under the line of credit was reduced by outstanding letters of credit of $5.9 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2002.

         Our Board of Directors authorized a program allocating up to $150 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of November 30, 2000, we had repurchased approximately 4,379,000 shares at a total cost of approximately $103.2 million.

         On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of UOP. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. This stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online.

         The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2000, we had approximately $44.4 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

         In January 1998, the U.S. Department of Education Office of the Inspector General (“OIG”) began performing an audit of UOP’s administration of the Title IV Programs. The team previously presented questions regarding UOP’s interpretation of the “12-hour rule,” distance education programs, and institutional refund obligations. UOP reached an agreement with the U.S. Department of Education which acknowledges no admission that there were any issues of non-compliance or errors by UOP. To bring this audit to closure and settle all outstanding issues prior to the final OIG report, which was issued on March 31, 2000, UOP agreed to modify its physical campus learning team attendance log to track the sites of learning team meetings and record the hours attended. This modification is not expected to have a negative impact on either UOP or its students. This modification does not require any change to University of Phoenix Online’s learning team attendance log. Part of the agreement, dated March 27, 2000, reached with the U.S. Department of Education requires UOP to pay the U.S. Department of Education $6.0 million as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount was reflected in instructional costs and services in our third quarter 2000 results. $1.5 million of this amount was paid in 2000 with the remaining $4.5 million due in 2003.

         The OIG is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In a draft audit report recently issued to one such client institution, the OIG raised issues with, among other things, certain aspects of the contractual arrangement between the client institution and IPD. The client institution is currently preparing its response to the OIG’s draft audit report.

         As the contractual arrangements between IPD and its client institutions are potentially at issue, IPD may contribute to the ultimate settlement, if any, of the client institutions’ OIG audits. During the first quarter of 2001, IPD recorded a charge of $1.4 million to provide for its share of the estimated settlement obligation relating to all of its client institutions. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on our previous experience with respect to such settlements.

         Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

IMPACT OF INFLATION

         Inflation has not had a significant impact on our historical operations.

Item 3 —Quantitative and Qualitative Disclosures about Market Risk

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15.1 Letter on Unaudited Interim Financial Information

Exhibit 27 Financial Data Schedule

Exhibit 99 University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended November 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)
Date: January 12, 2001	By: /s/ Kenda B. Gonzales

Kenda B. Gonzales Chief Financial Officer
By: /s/ Daniel E. Bachus

Daniel E. Bachus Chief Accounting Officer and Controller
By: /s/ Todd S. Nelson

Todd S. Nelson President

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

PAGE
15.1 Letter on Unaudited Interim Financial Information	Filed herewith
27 Financial Data Schedule	Filed herewith
99 University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations	Filed herewith