Form 10-Q
period 2001-02-28
APOLLO GROUP INC
filed 2001-04-13
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

OR

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

Yes	No

AT APRIL 11, 2001, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par	115,998,000 Shares

Apollo Education Group Class B common stock, no par	512,000 Shares

University of Phoenix Online common stock, no par	5,827,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 10.1(i) – Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001

EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information

EXHIBIT 99 – University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements —Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	February 28,	August 31,
	2001	2000

	(Unaudited)
(Dollars in thousands)

Assets:

Current assets

Cash and cash equivalents	$122,808	$59,912

Restricted cash	43,949	35,681

Marketable securities	130,172	58,226

Receivables, net	78,964	78,933

Deferred tax assets, net	8,014	8,267

Other current assets	3,920	5,888

Total current assets	387,827	246,907

Property and equipment, net	92,912	87,833

Marketable securities	13,394	6,020

Investment in IDL	11,888	11,888

Cost in excess of fair value of assets purchased, net	37,864	38,548

Deferred tax assets, net	128

Other assets	12,129	13,594

Total assets	$556,142	$404,790

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$317	$450

Accounts payable	12,925	12,960

Accrued liabilities	24,908	22,297

Income taxes payable	4,690	365

Student deposits and current portion of deferred revenue	105,347	95,017

Total current liabilities	148,187	131,089

Deferred tuition revenue, less current portion	1,275	1,295

Long-term liabilities, less current portion	11,002	9,973

Deferred tax liabilities, net		1,225

Total liabilities	160,464	143,582

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 113,958,000 and 112,497,000 issued and outstanding at February 28, 2001 and August 31, 2000, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 512,000 issued and outstanding at February 28, 2001 and August 31, 2000	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 5,795,000 issued and outstanding at February 28, 2001

Additional paid-in capital	169,855	95,259

Treasury stock, at cost, 4,110,000 and 5,318,000 shares at February 28, 2001 and August 31, 2000, respectively	(64,743)	(83,353)

Retained earnings	290,397	249,219

Accumulated other comprehensive income (loss)	65	(21)

Total shareholders’ equity	395,678	261,208

Total liabilities and shareholders’ equity	$556,142	$404,790

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28 and 29,		February 28 and 29,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)

Revenues:

Tuition and other, net	$162,980	$133,980	$340,053	$277,398

Costs and expenses:

Instructional costs and services	94,237	81,849	189,472	164,583

Selling and promotional	32,991	22,293	63,999	44,852

General and administrative	11,723	10,828	23,709	22,324

	138,951	114,970	277,180	231,759

Income from operations	24,029	19,010	62,873	45,639

Interest income, net	3,661	1,279	6,829	2,596

Income before income taxes	27,690	20,289	69,702	48,235

Provision for income taxes	11,341	8,376	28,524	19,495

Net income	$16,349	$11,913	$41,178	$28,740

Net income attributed to:

Apollo Education Group common stock	$15,695	$11,913	$40,134	$28,740

University of Phoenix Online common stock	$654	$—	$1,044	$—

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.14	$0.10	$0.35	$0.25

Diluted net income per share	$0.14	$0.10	$0.35	$0.25

Basic weighted average shares outstanding	114,310	113,672	113,972	114,405

Diluted weighted average shares outstanding	116,008	114,778	115,608	115,512

University of Phoenix Online common stock:

Basic net income per share	$0.11		$0.18

Diluted net income per share	$0.10		$0.16

Basic weighted average shares outstanding	5,776		5,763

Diluted weighted average shares outstanding	6,769		6,624

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	February 28 and 29,		February 28 and 29,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands)

Net income	$16,349	$11,913	$41,178	$28,740

Other comprehensive income, net of income taxes:

Currency translation gain (loss)	(4)	(23)	86	(39)

Unrealized gain on security		14		14

Comprehensive income	$16,345	$11,904	$41,264	$28,715

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	February 28 and 29,

	2001	2000

	(Unaudited)
(In thousands)

Cash flows provided by (used for) operating activities:

Net income	$41,178	$28,740

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,954	12,902

Provision for uncollectible accounts	5,383	5,107

Deferred income taxes	(1,100)	(452)

Tax benefits of stock options exercised	9,222	1,272

Decrease (increase) in assets:

Restricted cash	(8,268)	(6,440)

Receivables, net	(5,414)	(6,624)

Other assets	1,256	4,187

Increase (decrease) in liabilities:

Accounts payable and accrued liabilities	6,901	7,705

Student deposits and deferred revenue	10,310	2,781

Other liabilities	996	831

Net cash provided by operating activities	75,418	50,009

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(19,194)	(19,018)

Purchase of marketable securities	(120,409)	(16,068)

Maturities of marketable securities	41,761	12,355

Purchase of other assets	(530)	(821)

Proceeds from sale of land	593	350

Investment in IDL		(1,187)

Net cash used for investing activities	(97,779)	(24,389)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock	(1,593)	(44,925)

Issuance of Apollo Education Group Class A common stock	11,993	3,248

Issuance of University of Phoenix Online common stock	74,871

Payments on long-term debt	(100)	(100)

Net cash provided by (used for) financing activities	85,171	(41,777)

Currency translation gain (loss)	86	(39)

Net increase (decrease) in cash and cash equivalents	62,896	(16,196)

Cash and cash equivalents at beginning of period	59,912	51,534

Cash and cash equivalents at end of period	$122,808	$35,338

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“UOP”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), The College for Financial Planning Institutes Corporation (the “College”), and Apollo Learning Group, Inc. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2001 and 2000 refer to the periods ended February 28, 2001 and February 29, 2000, respectively.

On March 24, 2000, the Company’s Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of UOP. The Company’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online.

2. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2000 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 28, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

3. The Company’s operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company’s educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. The Company’s operations are also subject to a similar regulatory environment, which include licensing and accreditation.

4. On January 10, 2001, the Company’s Board of Directors authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend. All Apollo Education Group common stock amounts, Apollo Education Group common stock prices, and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

5. Earnings attributable to different classes of the Company’s common stocks are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28 and 29,		February 28 and 29,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands)

Apollo Education Group	$15,695	$11,913	$40,134	$28,740

University of Phoenix Online	654	—	1,044	—

Net income	$16,349	$11,913	$41,178	$28,740

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 89.1% at February 28, 2001 due to the purchase of shares of University of Phoenix Online common stock as part of the University of Phoenix Online Stock Purchase Plan.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows:

	For the Three Months Ended February 28 and 29,

	2001			2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

		(Unaudited)			(Unaudited)
	(In thousands, except per share amounts)

Basic net income per share	$15,695	114,310	$0.14	$11,913	113,672	$0.10

Effect of dilutive securities:

Stock options		1,698			1,106

Diluted net income per share	$15,695	116,008	$0.14	$11,913	114,778	$0.10

	For the Six Months Ended February 28 and 29,

	2001			2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

		(Unaudited)			(Unaudited)
	(In thousands, except per share amounts)

Basic net income per share	$40,134	113,972	$0.35	$28,740	114,405	$0.25

Effect of dilutive securities:

Stock options		1,636			1,107

Diluted net income per share	$40,134	115,608	$0.35	$28,740	115,512	$0.25

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 28, 2001 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options, including the effects of shares issuable under Apollo Group, Inc. incentive plans, exclusive of options granted with respect to University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows:

	For the Three Months Ended February 28, 2001

		Weighted	Per Share
	Income	Average Shares	Amount

	(In thousands, except per share amounts)
		(Unaudited)

Basic net income per share	$654	5,776	$0.11

Effect of dilutive securities:

Stock options		993

Diluted net income per share	$654	6,769	$0.10

	For the Period From the Date of the Offering Through
	February 28, 2001

		Weighted	Per Share
	Income	Average Shares	Amount

	(In thousands, except per share amounts)
		(Unaudited)
Basic net income per share	$1,044	5,763	$0.18

Effect of dilutive securities:

Stock options		861

Diluted net income per share	$1,044	6,624	$0.16

Basic earnings per share of University of Phoenix Online common stock for the three months ended February 28, 2001 and for the period from the date of the offering through February 28, 2001, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock.

6. Certain amounts reported for the three months and six months ended February 29, 2000 have been reclassified to conform to the February 28, 2001 presentation, having no effect on net income.

7. The following schedules present statement of operations data of Apollo Education Group, University of Phoenix Online, and Apollo Group, Inc. We have presented this information to illustrate the respective operating results of Apollo Education Group and University of Phoenix Online, including the impact of the inter-group license fee and inter-group allocated expenses, and how the operating results of those groups relate to the consolidated operating results of Apollo Group, Inc. The information below for Apollo Education Group excludes its retained interest in University of Phoenix Online.

Since its inception, the Company has financed University of Phoenix Online’s operations internally and has not incurred any related third-party debt. All of its cash receipts and disbursements are processed by the Company on University of Phoenix Online’s behalf. Prior to the offering, all amounts were settled through the funds allocated to/from Apollo Education Group component of University of Phoenix Online’s divisional net worth. Whenever University of Phoenix Online generated cash from operations, that cash was deemed to be transferred to Apollo Education Group and was accounted for as a return of capital. Whenever University of Phoenix Online had a cash need, that cash was deemed to be transferred from Apollo Education Group and was accounted for as a capital contribution. As a result of this policy, no inter-group interest income or expense was reflected in the consolidating statement of operations for the periods prior to the offering.

Upon the completion of the offering, the net proceeds of the offering of $74.1 million were transferred to University of Phoenix Online and accounted for as a capital contribution. Subsequently, the difference between cash receipts and cash outlays attributable to University of Phoenix Online have been accounted for as a revolving credit advance from University of Phoenix Online to Apollo Education Group, to the extent this difference was not transferred to University of Phoenix Online, requiring the reflection of interest expense by Apollo Education Group and interest income by the University of Phoenix Online at the rate of interest determined by the Board of Directors. Accordingly, operating results for Apollo Education Group and University of Phoenix Online for periods subsequent to the offering will not be comparable to such operating results prior to the offering.

	Three Months Ended February 28, 2001

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$126,855	$36,125	$—	$162,980

Inter-group license fee revenue(2)	1,445		(1,445)	—

	128,300	36,125	(1,445)	162,980

Costs and expenses:

Instructional costs and services

External expenses(3)	82,802	11,435		94,237

Inter-group allocated expenses(4)	(2,807)	2,807		—

Inter-group license fee expense(2)		1,445	(1,445)	—

Selling and promotional

External expenses(3)	24,495	8,496		32,991

Inter-group allocated expenses(4)	(223)	223		—

General and administrative

External expenses(3)	11,723			11,723

Inter-group allocated expenses(4)	(2,574)	2,574		—

	113,416	26,980	(1,445)	138,951

Income from operations	14,884	9,145	—	24,029

Interest income, net	2,651	1,010		3,661

Income before income taxes	17,535	10,155	—	27,690

Provision for income taxes(5)	7,226	4,115		11,341

Net income	$10,309	$6,040	$—	$16,349

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended February 29, 2000

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$112,112	$21,868	$—	$133,980

Inter-group license fee revenue(2)	874		(874)	—

	112,986	21,868	(874)	133,980

Costs and expenses:

Instructional costs and services

External expenses(3)	73,287	8,562		81,849

Inter-group allocated expenses(4)	(1,833)	1,833		—

Inter-group license fee expense(2)		874	(874)	—

Selling and promotional

External expenses(3)	19,138	3,155		22,293

Inter-group allocated expenses(4)	(65)	65		—

General and administrative

External expenses(3)	10,828			10,828

Inter-group allocated expenses(4)	(1,585)	1,585		—

	99,770	16,074	(874)	114,970

Income from operations	13,216	5,794	—	19,010

Interest income, net	1,279			1,279

Income before income taxes	14,495	5,794	—	20,289

Provision for income taxes(5)	6,030	2,346		8,376

Net income	$8,465	$3,448	$—	$11,913

	Six Months Ended February 28, 2001

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$269,841	$70,212	$—	$340,053

Inter-group license fee revenue(2)	2,808		(2,808)	—

	272,649	70,212	(2,808)	340,053

Costs and expenses:

Instructional costs and services

External expenses(3)	166,047	23,425		189,472

Inter-group allocated expenses(4)	(5,100)	5,100		—

Inter-group license fee expense(2)		2,808	(2,808)	—

Selling and promotional

External expenses(3)	48,093	15,906		63,999

Inter-group allocated expenses(4)	(415)	415		—

General and administrative

External expenses(3)	23,709			23,709

Inter-group allocated expenses(4)	(4,673)	4,673		—

	227,661	52,327	(2,808)	277,180

Income from operations	44,988	17,885	—	62,873

Interest income, net	5,125	1,704		6,829

Income before income taxes	50,113	19,589	—	69,702

Provision for income taxes(5)	20,551	7,973		28,524

Net income	$29,562	$11,616	$—	$41,178

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended February 29, 2000

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$234,813	$42,585	$—	$277,398

Inter-group license fee revenue(2)	1,703		(1,703)	—

	236,516	42,585	(1,703)	277,398

Costs and expenses:

Instructional costs and services

External expenses(3)	148,229	16,354		164,583

Inter-group allocated expenses(4)	(3,754)	3,754		—

Inter-group license fee expense(2)		1,703	(1,703)	—

Selling and promotional

External expenses(3)	38,788	6,064		44,852

Inter-group allocated expenses(4)	(242)	242		—

General and administrative

External expenses(3)	22,324			22,324

Inter-group allocated expenses(4)	(3,088)	3,088		—

	202,257	31,205	(1,703)	231,759

Income from operations	34,259	11,380	—	45,639

Interest income, net	2,596			2,596

Income before income taxes	36,855	11,380	—	48,235

Provision for income taxes(5)	14,885	4,610		19,495

Net income	$21,970	$6,770	$—	$28,740

      (1) Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

      (2) Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $1.4 million and $874,000 for the three months ended February 28, 2001 and February 29, 2000, respectively and $2.8 million and $1.7 million for the six months ended February 28, 2001 and February 29, 2000, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

      (4) Certain costs incurred by Apollo Group, Inc. and The University of Phoenix, Inc. including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and The University of Phoenix, Inc. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,

	2001	2000	2001	2000

	(Unaudited)
(In thousands)

Instructional costs and services	$2,807	$1,833	$5,100	$3,754

Selling and promotional	223	65	415	242

General and administrative	2,574	1,585	4,673	3,088

	$5,604	$3,483	$10,188	$7,084

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

      (5) University of Phoenix Online’s results, along with other divisions of The University of Phoenix, Inc., are included in the Apollo Group, Inc. consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo Group, Inc., with the exception of certain state taxes that are based upon an apportionment of The University of Phoenix, Inc. taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

8. The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In draft audit reports issued to two client institutions, the OIG raised issues with, among other things, certain aspects of the contractual arrangement between the client institutions and IPD. The client institutions have responded to the OIG’s draft audit reports.

As the contractual arrangements between IPD and its client institutions are potentially at issue, IPD may contribute to the ultimate settlement, if any, of the client institutions’ OIG audits. During the first quarter of 2001, IPD recorded a charge of $1.4 million to provide for its share of the estimated settlement obligation relating to all of its client institutions. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations for the six months ended February 28, 2001, was based on our previous experience with respect to such settlements.

Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

9. During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company was originally required to implement SAB No. 101 in the first quarter of its fiscal year ending August 31, 2001; however, in June 2000, the Securities and Exchange Commission amended SAB No. 101 to delay the required implementation date. As a result, we must now implement the related guidelines in the fourth quarter of our fiscal year ending August 31, 2001. The implementation of SAB No. 101 is not expected to have a material effect on our results of operations.

10. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an enterprise recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and resulting designation. The Company adopted SFAS No. 133 effective September 1, 2000, with no impact to the Company’s results of operations as the Company has no derivative financial instruments.

Review by Independent Accountants

      The financial information as of February 28, 2001, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

      We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 2001, and the related consolidated statements of operations and of comprehensive income for each of the three-month and six-month periods ended February 28, 2001 and February 29, 2000 and the consolidated statement of cash flows for the six-month periods ended February 28, 2001 and February 29, 2000. These financial statements are the responsibility of Apollo Group, Inc.’s management.

      We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 26, 2001

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations of Apollo Group, Inc.

      The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2000 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and six-month periods ended February 28, 2001 included in Item 1.

      This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as 1) total purchases of property and equipment for us for the year ended August 31, 2001, are expected to range from $38.0 to $42.0 million; 2) the implementation of SAB No. 101 is not expected to have a material effect on our results of operations; 3) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; and 4) although we believe the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

      Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of other applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by UOP or certain IPD client institutions; 4) failure to obtain authorizations from states in which UOP does not currently provide degree programs; 5) failure to obtain approval from the Higher Learning Commission, a member of the North Central Association of Colleges and Schools, for UOP to operate in new states; 6) changes in student enrollment; and 7) other factors set forth in this Form 10-Q. These forward-looking statements are based on estimates, projections, beliefs, and assumptions of us and our management and speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

      The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	February 28 and 29,		February 28 and 29,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Instructional costs and services	57.8	61.1	55.7	59.3

Selling and promotional	20.2	16.6	18.8	16.2

General and administrative	7.2	8.1	7.0	8.0

	85.2	85.8	81.5	83.5

Income from operations	14.8	14.2	18.5	16.5

Interest income, net	2.2	1.0	2.0	0.9

Income before income taxes	17.0	15.2	20.5	17.4

Less provision for income taxes	7.0	6.3	8.4	7.0

Net income	10.0%	8.9%	12.1%	10.4%

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2000

      Tuition and other net revenues increased by 21.6% to $163.0 million in the three months ended February 28, 2001 from $134.0 million in the three months ended February 29, 2000 due primarily to a 14.1% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at UOP. Most of our UOP campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended February 29, 2000 to the three months ended February 28, 2001.

      Tuition and other net revenues for the three months ended February 28, 2001 and February 29, 2000 consists primarily of $149.8 million and $120.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $3.6 million and $4.4 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

      Instructional costs and services increased by 15.1% to $94.3 million in the three months ended February 28, 2001 from $81.8 million in the three months ended February 29, 2000 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 57.8% in the three months ended February 28, 2001 from 61.1% in the three months ended February 29, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into additional markets.

      Selling and promotional expenses increased by 48.0% to $33.0 million in the three months ended February 28, 2001 from $22.3 million in the three months ended February 29, 2000 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues increased to 20.2% in the three months ended February 28, 2001 from 16.6% in the three months ended February 29, 2000 due to increased advertising primarily related to University of Phoenix Online and four new campuses opened in the previous three quarters.

      General and administrative expenses increased by 8.3% to $11.7 million in the three months ended February 28, 2001 from $10.8 million in the three months ended February 29, 2000 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 7.2% in the three months ended February 28, 2001 from 8.1% in the three months ended February 29, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

      Net interest income was $3.7 million and $1.3 million in the three months ended February 28, 2001 and February 29, 2000, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the reinvestment of cash flows from operations and the University of Phoenix Online offering. Interest expense was $111,000 and $22,000 for the three months ended February 28, 2001 and February 29, 2000, respectively.

      Our effective tax rate decreased to 41.0% in the three months ended February 28, 2001 from 41.3% in the three months ended February 29, 2000. This change is the result of the impact of tax-exempt interest income.

      Net income increased to $16.3 million in the three months ended February 28, 2001 from $11.9 million in the three months ended February 29, 2000 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs.

SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED WITH SIX MONTHS ENDED FEBRUARY 29, 2000

      Tuition and other net revenues increased by 22.6% to $340.1 million in the six months ended February 28, 2001 from $277.4 million in the six months ended February 29, 2000 due primarily to a 14.7% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at UOP. Most of our UOP campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the six months ended February 29, 2000 to the six months ended February 28, 2001.

      Tuition and other net revenues for the six months ended February 28, 2001 and February 29, 2000 consists primarily of $310.6 million and $246.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $7.8 million and $11.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

      Instructional costs and services increased by 15.1% to $189.5 million in the six months ended February 28, 2001 from $164.6 million in the six months ended February 29, 2000 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 55.7% in the six months ended February 28, 2001 from 59.3% in the six months ended February 29, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services offset in part by the $1.4 million reserve taken in the first quarter of fiscal 2001 related to the IPD client institutions’ audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into additional markets.

      Selling and promotional expenses increased by 42.7% to $64.0 million in the six months ended February 28, 2001 from $44.9 million in the six months ended February 29, 2000 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues increased to 18.8% in the six months ended February 28, 2001 from 16.2% in the six months ended February 29, 2000 due to increased advertising primarily related to University of Phoenix Online and four new campuses opened in the previous three quarters.

      General and administrative expenses increased by 6.2% to $23.7 million in the six months ended February 28, 2001 from $22.3 million in the six months ended February 29, 2000 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 7.0% in the six months ended February 28, 2001 from 8.0% in the six months ended February 29, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

      Net interest income was $6.8 million and $2.6 million in the six months ended February 28, 2001 and February 29, 2000, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the reinvestment of cash flows from operations and the University of Phoenix Online offering. Interest expense was $222,000 and $70,000 for the six months ended February 28, 2001 and February 29, 2000, respectively.

      Our effective tax rate increased to 40.9% in the six months ended February 28, 2001 from 40.4% in the six months ended February 29, 2000. The increase is due primarily to the relative impact of tax-exempt interest income and of expenses that are non-deductible for tax purposes.

      Net income increased to $41.2 million in the six months ended February 28, 2001 from $28.7 million in the six months February 29, 2000 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs.

SEASONALITY IN RESULTS OF OPERATIONS

      We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) average enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased to $75.4 million in the six months ended February 28, 2001 from $50.0 million in the six months ended February 29, 2000. The increase resulted primarily from increased net income, increased tax benefits of stock options exercised and a larger increase in student deposits and deferred revenue partially offset by a larger increase in restricted cash.

      Capital expenditures remained relatively flat at $19.2 million during the six months ended February 28, 2001 compared to $19.0 million in the six months ended February 29, 2000. Total purchases of property and equipment for the year ended August 31, 2001 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the information technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

      At February 28, 2001, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At February 28, 2001, availability under the line of credit was reduced by outstanding letters of credit of $5.9 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2003.

      Our Board of Directors authorized a program allocating up to $150 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of February 28, 2001, we had repurchased approximately 6,635,000 shares at a total cost of approximately $104.8 million.

      On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of UOP. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online.

      The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 28, 2001, we had approximately $43.9 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

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

      The OIG is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In draft audit reports issued to two client institutions, the OIG raised issues with, among other things, certain aspects of the contractual arrangement between the client institutions and IPD. The client institutions have responded to the OIG’s draft audit reports.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

On January 23, 2001, our Apollo Education Group Class B common stock shareholders acted by unanimous written consent in place of an annual meeting. Pursuant to the unanimous written consent, the Apollo Education Group Class B shareholders elected, as Class II directors, to hold office until the 2004 annual meeting of shareholders: John R. Norton III, Hedy F. Govenar, J. Jorge Klor de Alva, and John Blair.

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1(i)	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended February 28, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: April 13, 2001

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales Chief Financial Officer

By: /s/ Daniel E. Bachus

Daniel E. Bachus Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson

Todd S. Nelson President

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

PAGE

10.1(i)	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Filed herewith

15.1	Letter on Unaudited Interim Financial Information	Filed herewith

99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations	Filed herewith