Form 10-Q
period 2001-05-31
APOLLO GROUP INC
filed 2001-07-13
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2001

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

[X] Yes    [   ] No

AT JULY 10, 2001, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par	114,179,000 Shares

Apollo Education Group Class B common stock, no par	484,000 Shares

University of Phoenix Online common stock, no par	6,054,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES	19

EXHIBIT INDEX	20

EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information

EXHIBIT 99 – University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements – Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31,	August 31,
	2001	2000

	(Unaudited)
(Dollars in thousands)
Assets:

Current assets

Cash and cash equivalents	$135,764	$59,912

Restricted cash	50,566	35,681

Marketable securities	143,172	58,226

Receivables, net	85,794	78,933

Deferred tax assets, net	8,035	8,267

Other current assets	3,794	5,888

Total current assets	427,125	246,907

Property and equipment, net	100,755	87,833

Marketable securities	18,532	6,020

Investment in IDL	11,888	11,888

Cost in excess of fair value of assets purchased, net	37,521	38,548

Deferred tax assets, net	244

Other assets	11,341	13,594

Total assets	$607,406	$404,790

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$408	$450

Accounts payable	12,703	12,960

Accrued liabilities	30,054	22,297

Income taxes payable	4,597	365

Student deposits and current portion of deferred revenue	111,760	95,017

Total current liabilities	159,522	131,089

Deferred tuition revenue, less current portion	1,512	1,295

Long-term liabilities, less current portion	11,484	9,973

Deferred tax liabilities, net		1,225

Total liabilities	172,518	143,582

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued

Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 114,087,000 and 112,497,000 issued and outstanding at May 31, 2001 and August 31, 2000, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 484,000 and 512,000 issued and outstanding at May 31, 2001 and August 31, 2000, respectively	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 5,866,000 issued and outstanding at May 31, 2001

Additional paid-in capital	172,058	95,259

Treasury stock, at cost, 4,009,000 and 5,318,000 shares at May 31, 2001 and August 31, 2000, respectively	(63,134)	(83,353)

Retained earnings	325,785	249,219

Accumulated other comprehensive income (loss)	75	(21)

Total shareholders’ equity	434,888	261,208

Total liabilities and shareholders’ equity	$607,406	$404,790

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands, except per share amounts)
Revenues:

Tuition and other, net	$214,305	$167,591	$554,358	$444,989

Costs and expenses:

Instructional costs and services	107,871	97,499	297,343	262,082

Selling and promotional	40,127	23,695	104,126	68,547

General and administrative	13,600	11,828	37,309	34,152

	161,598	133,022	438,778	364,781

Income from operations	52,707	34,569	115,580	80,208

Interest income, net	3,755	1,590	10,584	4,186

Income before income taxes	56,462	36,159	126,164	84,394

Provision for income taxes	21,074	15,016	49,598	34,511

Net income	$35,388	$21,143	$76,566	$49,883

Net income attributed to:

Apollo Education Group common stock	$34,224	$21,143	$74,358	$49,883

University of Phoenix Online common stock	$1,164	$—	$2,208	$—

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.30	$0.19	$0.65	$0.44

Diluted net income per share	$0.29	$0.19	$0.64	$0.43

Basic weighted average shares outstanding	114,505	112,909	114,150	113,906

Diluted weighted average shares outstanding	116,240	114,189	115,819	115,071

University of Phoenix Online common stock:

Basic net income per share	$0.20		$0.38

Diluted net income per share	$0.17		$0.33

Basic weighted average shares outstanding	5,829		5,785

Diluted weighted average shares outstanding	6,773		6,674

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands)
Net income	$35,388	$21,143	$76,566	$49,883

Other comprehensive income, net of income taxes:

Currency translation gain	10	53	96	14

Unrealized gain on security				8

Reclassification adjustment for gains included in net income		(8)		(8)

Comprehensive income	$35,398	$21,188	$76,662	$49,897

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2001	2000

	(Unaudited)
(In thousands)
Cash flows provided by (used for) operating activities:

Net income	$76,566	$49,883

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	22,887	19,984

Provision for uncollectible accounts	8,802	6,163

Deferred income taxes	(1,237)	(2,200)

Tax benefits of stock options exercised	10,489	2,036

Decrease (increase) in assets:

Restricted cash	(14,885)	(11,814)

Receivables	(15,663)	(4,086)

Other assets	1,620	4,861

Increase (decrease) in liabilities:

Accounts payable and accrued liabilities	11,732	10,882

Student deposits and deferred revenue	16,960	6,881

Other liabilities	1,569	5,692

Net cash provided by operating activities	118,840	88,282

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(31,178)	(27,296)

Cost of facility subject to sale-leaseback	(3,447)

Purchase of marketable securities	(176,464)	(31,563)

Maturities of marketable securities	80,153	19,385

Purchase of other assets	(743)	(1,030)

Proceeds from sale of land	879	648

Investment in IDL		(1,187)

Net cash used for investing activities	(130,800)	(41,043)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock	(1,593)	(52,655)

Issuance of Apollo Education Group Class A common stock	13,165	5,118

Issuance of University of Phoenix Online common stock	76,244

Payments on long-term debt	(100)	(100)

Net cash provided by (used for) financing activities	87,716	(47,637)

Currency translation gain	96	14

Net increase (decrease) in cash and cash equivalents	75,852	(384)

Cash and cash equivalents at beginning of period	59,912	51,534

Cash and cash equivalents at end of period	$135,764	$51,150

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“UOP”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), The College for Financial Planning Institutes Corporation (the “College”), and Apollo Learning Group, Inc. This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2001 and 2000 refer to the periods ended May 31, 2001 and 2000, respectively.

On March 24, 2000, the Company’s Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of UOP. The Company’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining an 89.2% interest in University of Phoenix Online.

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2000 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended May 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

On June 29, 2001, the Company’s Board of Directors authorized a 3-for-2 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend to be distributed on July 20, 2001 to shareholders of record at the close of business on July 10, 2001. Had this stock split been effective prior to May 31, 2001, the number of University of Phoenix Online common stock shares outstanding and earnings per share figures would have been:

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2001		May 31, 2001
	As reported	Pro forma	As reported	Pro forma

	(Unaudited)		(Unaudited)
Basic net income per share	$0.20	$0.13	$0.38	$0.25

Diluted net income per share	$0.17	$0.11	$0.33	$0.22

Basic weighted average shares outstanding	5,829	8,744	5,785	8,678

Diluted weighted average shares outstanding	6,773	10,160	6,674	10,011

5.     Earnings attributable to different classes of the Company’s common stocks are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands)
Apollo Education Group	$34,224	$21,143	$74,358	$49,883

University of Phoenix Online	1,164	—	2,208	—

Net income	$35,388	$21,143	$76,566	$49,883

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education

Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 89.0% at May 31, 2001 due to the purchase of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan and the exercise of University of Phoenix Online stock options.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows:

	For the Three Months Ended May 31,
	2001			2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)			(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$34,224	114,505	$0.30	$21,143	112,909	$0.19

Effect of dilutive securities:

Stock options		1,735			1,280

Diluted net income per share	$34,224	116,240	$0.29	$21,143	114,189	$0.19

	For the Nine Months Ended May 31,
	2001			2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)			(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$74,358	114,150	$0.65	$49,883	113,906	$0.44

Effect of dilutive securities:

Stock options		1,669			1,165

Diluted net income per share	$74,358	115,819	$0.64	$49,883	115,071	$0.43

Basic earnings per share for Apollo Education Group common stock for the three and nine months ended May 31, 2001 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options, including the effects of shares issuable under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows:

	For the Three Months Ended May 31, 2001

		Weighted	Per Share
	Income	Average Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$1,164	5,829	$0.20

Effect of dilutive securities:

Stock options		944

Diluted net income per share	$1,164	6,773	$0.17

	For the Period From the Date of the Offering Through
	May 31, 2001

		Weighted	Per Share
	Income	Average Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$2,208	5,785	$0.38

Effect of dilutive securities:

Stock options		889

Diluted net income per share	$2,208	6,674	$0.33

Basic earnings per share of University of Phoenix Online common stock for the three months ended May 31, 2001 and for the period from the date of the offering through May 31, 2001, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock.

6.     Certain amounts reported for the three months and nine months ended May 31, 2000 have been reclassified to conform to the May 31, 2001 presentation, having no effect on net income.

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

	Three Months Ended May 31, 2001				Three Months Ended May 31, 2000

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

	(Unaudited)				(Unaudited)
(In thousands)
Revenues:

Tuition and other, net(1)	$160,234	$54,071	$—	$214,305	$139,224	$28,367	$—	$167,591

Inter-group license fee revenue(2)	2,163		(2,163)	—	1,135		(1,135)	—

	162,397	54,071	(2,163)	214,305	140,359	28,367	(1,135)	167,591

Costs and expenses:

Instructional costs and services

External expenses(3)	92,753	15,118		107,871	87,453	10,046		97,499

Inter-group allocated expenses(4)	(3,502)	3,502		—	(3,297)	3,297		—

Inter-group license fee expense(2)		2,163	(2,163)	—		1,135	(1,135)	—

Selling and promotional

External expenses(3)	27,015	13,112		40,127	19,718	3,977		23,695

Inter-group allocated expenses(4)	(337)	337		—	(231)	231		—

General and administrative

External expenses(3)	13,600			13,600	11,828			11,828

Inter-group allocated expenses(4)	(3,200)	3,200		—	(1,873)	1,873		—

	126,329	37,432	(2,163)	161,598	113,598	20,559	(1,135)	133,022

Income from operations	36,068	16,639	—	52,707	26,761	7,808	—	34,569

Interest income, net	2,747	1,008		3,755	1,590			1,590

Income before income taxes	38,815	17,647	—	56,462	28,351	7,808	—	36,159

Provision for income taxes(5)	14,075	6,999		21,074	11,884	3,132		15,016

Net income	$24,740	$10,648	$—	$35,388	$16,467	$4,676	$—	$21,143

	Nine Months Ended May 31, 2001				Nine Months Ended May 31, 2000

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

	(Unaudited)				(Unaudited)
(In thousands)
Revenues:

Tuition and other, net(1)	$430,075	$124,283	$—	$554,358	$374,037	$70,952	$—	$444,989

Inter-group license fee revenue(2)	4,971		(4,971)	—	2,838		(2,838)	—

	435,046	124,283	(4,971)	554,358	376,875	70,952	(2,838)	444,989

Costs and expenses:

Instructional costs and services

External expenses(3)	258,800	38,543		297,343	235,682	26,400		262,082

Inter-group allocated expenses(4)	(8,602)	8,602		—	(7,051)	7,051		—

Inter-group license fee expense(2)		4,971	(4,971)	—		2,838	(2,838)	—

Selling and promotional

External expenses(3)	75,108	29,018		104,126	58,506	10,041		68,547

Inter-group allocated expenses(4)	(752)	752		—	(473)	473		—

General and administrative

External expenses(3)	37,309			37,309	34,152			34,152

Inter-group allocated expenses(4)	(7,873)	7,873		—	(4,961)	4,961		—

	353,990	89,759	(4,971)	438,778	315,855	51,764	(2,838)	364,781

Income from operations	81,056	34,524	—	115,580	61,020	19,188	—	80,208

Interest income, net	7,872	2,712		10,584	4,186			4,186

Income before income taxes	88,928	37,236	—	126,164	65,206	19,188	—	84,394

Provision for income taxes(5)	34,626	14,972		49,598	26,769	7,742		34,511

Net income	$54,302	$22,264	$—	$76,566	$38,437	$11,446	$—	$49,883

(1)	Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

(2)	Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $2.2 million and $1.1 million for the three months ended May 31, 2001 and 2000, respectively and $5.0 million and $2.8 million for the nine months ended May 31, 2001 and 2000, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

(3)	External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

(4)	Certain costs incurred by Apollo Group, Inc. and The University of Phoenix, Inc. including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and The University of Phoenix, Inc. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
(In thousands)
Instructional costs and services	$3,502	$3,297	$8,602	$7,051

Selling and promotional	337	231	752	473

General and administrative	3,200	1,873	7,873	4,961

	$7,039	$5,401	$17,227	$12,485

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

8.     The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to two client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Although both IPD and the client institutions believe that the matters in question do not relate to student program, or institutional eligibility and therefore believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

During the first and third quarters of 2001, IPD recorded charges of $1.4 million and $2.7 million, respectively, to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

In January 1998, the OIG began performing an audit of UOP’s administration of the Title IV Programs. The team previously presented questions regarding UOP’s interpretation of the “12-hour rule,” distance education programs, and institutional refund obligations. UOP reached an agreement with the U.S. Department of Education which acknowledges no admission that there were any issues of non-compliance or errors by UOP. To bring this audit to closure and settle all outstanding issues prior to the final OIG report, which was issued on March 31, 2000, UOP agreed to modify its physical campus learning team attendance log to track the sites of learning team meetings and record the hours attended. This modification has not had a negative impact on either UOP or its students. This modification does not require any change to University of Phoenix Online’s learning team attendance log. Part of the agreement, dated March 27, 2000, reached with the U.S. Department of Education requires UOP to pay the U.S. Department of Education $6.0 million as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount was reflected in instructional costs and services in our third quarter 2000 results.

9.     During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No.101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company implemented the related guidelines effective June 1, 2001, with effect from September 1, 2000, without material effect on its results of operations.

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

11.     The Financial Accounting Standards Board recently approved Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Although the new standards have not yet been published, SFAS No. 141 will eliminate the use of the pooling-of-interests method of accounting for business combinations and will require all acquisitions to be accounted for using the purchase method. SFAS No. 142 will, among other things, discontinue the current requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances will be subject to impairment analysis whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of May 31, 2001, the Company had approximately $37.5 million in unamortized cost in excess of fair value of assets purchased resulting from its acquisitions of WIU and the College. The Company will determine the impact of the SFAS No. 141 and No. 142 guidance on its financial statements upon their issuance.

Review by Independent Accountants

     The financial information as of May 31, 2001, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 2001, and the related consolidated statements of operations and of comprehensive income for each of the three-month and nine-month periods ended May 31, 2001 and May 31, 2000 and the consolidated statement of cash flows for the nine-month periods ended May 31, 2001 and May 31, 2000. These financial statements are the responsibility of Apollo Group, Inc.’s management.

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
June 22, 2001

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

     The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2000 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and nine-month periods ended May 31, 2001 included in Item 1.

     This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2001, are expected to range from $38.0 to $42.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; and 3) although we believe the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of other applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by UOP or certain IPD client institutions; 4) failure to obtain authorizations from states in which UOP does not currently provide degree programs; 5) failure to obtain approval from the Higher Learning Commission, a member of the North Central Association of Colleges and Schools, for UOP to operate in new states; 6) changes in student enrollment; and 7) other factors set forth in this Form 10-Q. These forward-looking statements are based on estimates, projections, beliefs, and assumptions of us and our management and speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Instructional costs and services	50.3	58.2	53.7	58.9

Selling and promotional	18.7	14.1	18.8	15.4

General and administrative	6.4	7.1	6.7	7.7

	75.4	79.4	79.2	82.0

Income from operations	24.6	20.6	20.8	18.0

Interest income, net	1.7	0.9	2.0	1.0

Income before income taxes	26.3	21.5	22.8	19.0

Less provision for income taxes	9.8	8.9	9.0	7.8

Net income	16.5%	12.6%	13.8%	11.2%

THREE MONTHS ENDED MAY 31, 2001 COMPARED WITH THREE MONTHS ENDED MAY 31, 2000

     Tuition and other net revenues increased by 27.9% to $214.3 million in the three months ended May 31, 2001 from $167.6 million in the three months ended May 31, 2000 due primarily to a 20.6% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at UOP. Most of our UOP campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended May 31, 2000 to the three months ended May 31, 2001.

     Tuition and other net revenues for the three months ended May 31, 2001 and 2000 consists primarily of $198.4 million and $150.5 million, respectively, of net tuition revenues from students enrolled in degree programs and $3.6 million and $6.8 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 10.6% to $107.9 million in the three months ended May 31, 2001 from $97.5 million in the three months ended May 31, 2000 due primarily to the direct costs necessary to support the increase in degree student enrollments and the $2.7 million reserve taken in the third quarter of fiscal 2001 related to the IPD client institutions’ audit by the OIG partially offset by the $6.0 million charge recorded in the third quarter of fiscal 2000 related to the Department of Education agreement. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 50.3% in the three months ended May 31, 2001 from 58.2% in the three months ended May 31, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services and the $6.0 million charge recorded in the third quarter of fiscal 2000 related to the Department of Education agreement offset in part by the $2.7 million reserve taken in the third quarter of fiscal 2001 related to the IPD client institutions’ audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

     Selling and promotional expenses increased by 69.3% to $40.1 million in the three months ended May 31, 2001 from $23.7 million in the three months ended May 31, 2000 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues increased to 18.7% in the three months ended May 31, 2001 from 14.1% in the three months ended May 31, 2000 due to increased advertising primarily related to University of Phoenix Online and six new campuses opened in the previous four quarters.

     General and administrative expenses increased by 15.0% to $13.6 million in the three months ended May 31, 2001 from $11.8 million in the three months ended May 31, 2000 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.4% in the three months ended May 31, 2001 from 7.1% in the three months ended May 31, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income was $3.8 million and $1.6 million in the three months ended May 31, 2001 and 2000, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the reinvestment of cash flows from operations and the University of Phoenix Online offering. Interest expense was $113,000 and $88,000 for the three months ended May 31, 2001 and 2000, respectively.

     Our effective tax rate decreased to 37.3% in the three months ended May 31, 2001 from 41.5% in the three months ended May 31, 2000. This change is primarily the result of the impact of tax-exempt interest income.

     Net income increased to $35.4 million in the three months ended May 31, 2001 from $21.1 million in the three months ended May 31, 2000 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a reduction in our effective tax rate.

NINE MONTHS ENDED MAY 31, 2001 COMPARED WITH NINE MONTHS ENDED MAY 31, 2000

     Tuition and other net revenues increased by 24.6% to $554.4 million in the nine months ended May 31, 2001 from $445.0 million in the nine months ended May 31, 2000 due primarily to a 16.8% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at UOP. Most of our UOP campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the nine months ended May 31, 2000 to the nine months ended May 31, 2001.

     Tuition and other net revenues for the nine months ended May 31, 2001 and 2000 consists primarily of $509.4 million and $397.1 million, respectively, of net tuition revenues from students enrolled in degree programs and $11.0 million and $18.3 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 13.5% to $297.3 million in the nine months ended May 31, 2001 from $262.1 million in the nine months ended May 31, 2000 due primarily to the direct costs necessary to support the increase in degree student enrollments and the $4.1 million reserve taken in the first nine months of fiscal 2001 related to the IPD client institutions’ audit by the OIG partially offset by the $6.0 million charge recorded in the third quarter of fiscal 2000 related to the Department of Education agreement. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 53.7% in the nine months ended May 31, 2001 from 58.9% in the nine months ended May 31, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services and the $6.0 million charge recorded in the third quarter of fiscal 2000 related to the Department of Education agreement offset in part by the $4.1 million reserve taken in the first nine months of fiscal 2001 related to the IPD client institutions’ audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

     Selling and promotional expenses increased by 51.9% to $104.1 million in the nine months ended May 31, 2001 from $68.5 million in the nine months ended May 31, 2000 due primarily to additional advertising and marketing. These expenses as a percentage of tuition and other net revenues increased to 18.8% in the nine months ended May 31, 2001 from 15.4% in the nine months ended May 31, 2000 due to increased advertising primarily related to University of Phoenix Online and six new campuses opened in the previous four quarters.

     General and administrative expenses increased by 9.2% to $37.3 million in the nine months ended May 31, 2001 from $34.2 million in the nine months ended May 31, 2000 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.7% in the nine months ended May 31, 2001 from 7.7% in the nine months ended May 31, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income was $10.6 million and $4.2 million in the nine months ended May 31, 2001 and 2000, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the reinvestment of cash flows from operations and the University of Phoenix Online offering. Interest expense was $335,000 and $158,000 for the nine months ended May 31, 2001 and 2000, respectively.

     Our effective tax rate decreased to 39.3% in the nine months ended May 31, 2001 from 40.9% in the nine months ended May 31, 2000. This change is primarily the result of tax-exempt interest income.

     Net income increased to $76.6 million in the nine months ended May 31, 2001 from $49.9 million in the nine months ended May 31, 2000 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a reduction in our effective tax rate.

SEASONALITY IN RESULTS OF OPERATATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $118.8 million in the nine months ended May 31, 2001 from $88.3 million in the nine months ended May 31, 2000. The increase resulted primarily from increased net income, increased tax benefits of stock options exercised and a larger increase in student deposits and deferred revenue partially offset by a larger increase in receivables.

     Capital expenditures increased to $31.2 million during the nine months ended May 31, 2001 compared to $27.3 million in the nine months ended May 31, 2000. Total purchases of property and equipment for the year ended August 31, 2001 are expected to range from $38.0 to $42.0 million. These expenditures will primarily be related to new campuses and learning centers, the continued expansion of computer labs designed to support the information technology programs, and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     At May 31, 2001, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2003.

     Our Board of Directors authorized a program allocating up to $150 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of May 31, 2001, we had repurchased approximately 6,635,000 shares at a total cost of approximately $104.8 million.

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

     The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of May 31, 2001, we had approximately $50.6 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

     In January 1998, the U.S. Department of Education Office of the Inspector General (“OIG”) began performing an audit of UOP’s administration of the Title IV Programs. The team previously presented questions regarding UOP’s interpretation of the “12-hour rule,” distance education programs, and institutional refund obligations. UOP reached an agreement with the U.S. Department of Education which acknowledges no admission that there were any issues of non-compliance or errors by UOP. To bring this audit to closure and settle all outstanding issues prior to the final OIG report, which was issued on March 31, 2000, UOP agreed to modify its physical campus learning team attendance log to track the sites of learning team meetings and record the hours attended. This modification has not had a negative impact on either UOP or its students. This modification does not require any change to University of Phoenix Online’s learning team attendance log. Part of the agreement, dated March 27, 2000, reached with the U.S. Department of Education requires UOP to pay the U.S. Department of Education $6.0 million as a negotiated settlement in full satisfaction of all monetary findings arising under the final OIG audit report. This amount was reflected in instructional costs and services in our third quarter 2000 results. $1.5 million of this amount was paid in 2000 with the remaining $4.5 million due in 2003.

     The OIG is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to two client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Although both IPD and the client institutions believe that the matters in question do not relate to student program, or institutional eligibility and therefore believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

     During the first and third quarters of 2001, IPD recorded charges of $1.4 million and $2.7 million, respectively, to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

On May 24, 2001, Jerry Noble converted all of his 27,950 shares of Apollo Education Group Class B common stock into 27,950 shares of Apollo Education Group Class A common stock. The conversion resulted from Mr. Noble’s resignation from his position as an executive officer and director of Apollo, and subsequent termination of his rights as an Apollo Education Group Class B shareholder pursuant to the Apollo Education Group Class B shareholders agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended May 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: July 13, 2001

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