Form 10-K
period 2001-08-31
APOLLO GROUP INC
filed 2001-11-28
CIK 929887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2001

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

Apollo Education Group Class A common stock, no par value
University of Phoenix Online common stock, no par value

(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

     No shares of the Company’s Apollo Education Group Class B common stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A common stock are not entitled to any voting rights. Aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of November 9, 2001, was approximately $3.4 billion. The holders of the Company’s University of Phoenix Online common stock are not entitled to any voting rights. Aggregate market value of University of Phoenix Online common stock held by non-affiliates as of November 9, 2001, was approximately $234.2 million. The number of shares outstanding for each of the registrant’s classes of common stock, as of November 9, 2001, is as follows:

Apollo Education Group Class A common stock, no par value	114,387,000 Shares
Apollo Education Group Class B common stock, no par value	484,000 Shares
University of Phoenix Online common stock, no par value	9,517,000 Shares

Documents Incorporated by Reference

     Portions of the registrant’s Annual Report to Shareholders for the year ended August 31, 2001 are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2001 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1 — Business

Overview

      Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, The University of Phoenix, Inc., Institute for Professional Development, The College for Financial Planning Institutes Corporation, and Western International University, Inc. The consolidated enrollment in our educational programs would make us the largest private institution of higher education in the United States. We currently offer our programs and services at 58 campuses and 102 learning centers in 36 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment increased to approximately 124,800 at August 31, 2001 from approximately 56,200 at August 31, 1997.

      University of Phoenix had degree enrollments of over 103,200 adult students at August 31, 2001, is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 35 physical campuses and 72 learning centers in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 60% of University of Phoenix’s students receive some level of tuition assistance from their employers.

      Institute for Professional Development provides program development and management services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program development, curriculum development, market research, student recruitment, and performing accounting and administrative services. Institute for Professional Development provides these services to regionally accredited private colleges and universities at 21 campuses and 28 learning centers in 22 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. Institute for Professional Development places a priority on institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/ learning model than the 18 to 24 year old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.

      Approximately 19,900 degree-seeking students are currently enrolled in Institute for Professional Development assisted programs.

      The College for Financial Planning provides financial planning education programs, including the Certified Financial Planner Professional Education Program. The College for Financial Planning began offering some of its non-degree programs at University of Phoenix campuses in 1999.

      Western International University currently offers graduate and undergraduate degree programs to approximately 1,500 students in Phoenix, Fort Huachuca, and Chandler, Arizona.

      We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our Internet Web Site addresses are as follows:

• Apollo Group	http://www.apollogrp.edu
• University of Phoenix	http://www.phoenix.edu
• University of Phoenix Online	http://online.uophx.edu
• Institute for Professional Development	http://www.ipd.org
• Western International University	http://www.wintu.edu
• College for Financial Planning	http://www.fp.edu

      Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2001, 2000, and 1999 relate to the fiscal years ended August 31, 2001, 2000, and 1999, respectively.

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to future plans, expectations, events, or performance involve risks and uncertainties and a number of factors could affect the validity of such forward-looking statements, including those set forth in Item 1 of this Form 10-K under the sections “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization.”

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

Our Offerings

      We believe that our more than 25-year history as a provider of higher education for working adults enables us to provide our students with an effective education and responsive customer service. Our expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students allows us to offer the following:

•	Accredited Degree Programs. We currently offer 15 degree programs in business, education, information technology, and nursing that are accredited by The Higher Learning Commission or the regional accrediting associations of the Institute for Professional Development client institutions. This accreditation enables us to grant Associates, Bachelors, Masters, and Doctoral degrees, while also providing students with access to federal financial aid programs.

•	Experienced Faculty Resources. While substantially all of our faculty are working professionals, we require each member of our faculty to possess either a Masters or Doctoral degree and to have five years of recent professional experience in a field related to the subject they teach. We have well-developed methods for hiring and training our faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching internship with a more experienced faculty member. Our classes are designed to be small, with an average of one instructor for every fifteen students. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. We use content experts selected from our over 10,000 faculty to design our curriculum. This enables us to offer current and relevant standardized programs to our students. We also utilize an institution-wide system to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. This system evaluates the cognitive and affective skills of our students upon registration and upon conclusion of the program and also surveys students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of our students often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Our classes are taught by a practitioner faculty that emphasizes the skills desired by employers. In addition, the time flexibility provided by our classes further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 60% of its students receive some level of tuition assistance from their employers.

Strategy

      Our objective is to be the leading provider of accessible, high quality education for working adults and a preferred provider of workplace training to their employers. We are managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, we treat our adult students as our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as our secondary customers. We will implement the following strategic initiatives to accomplish this objective:

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

      Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. To its degree offerings University of Phoenix has recently added the Bachelor of Science in Criminal Justice Administration and specializations in Teacher Education and E-Education to its Master of Arts in Education, as well as, specializations in Marketing and Human Resources to its Master of Business Administration. We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of approximately 50 persons involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as a Masters in Health Administration and an emphasis in Software Engineering to University of Phoenix’s Bachelor of Science in Information Technology;

•	certificate programs, such as Risk Management and Communication Industry Fundamentals;

•	continuing education targeted at working professionals, such as Certified Public Accountants;

•	professional certification, such as Operations and Supply Chain Management and Certified Web; and

•	training programs, such as information technology and quality management training.

      Expand Access to Programs. We plan to continue expanding our distance education programs and services. Enrollments in distance education degree programs have increased to approximately 29,000 in 2001 from approximately 4,700 in 1997. University of Phoenix Online courses and programs are available via the Internet 24 hours a day, 7 days a week and can be accessed using basic technology, such as a Pentium-class personal computer, a 28.8K modem, and an Internet service provider, which enhances the accessibility of and the potential market for University of Phoenix Online programs.

      International Expansion. We believe that the international market for our services is a major growth opportunity. The U.S. is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in over 70 countries despite having used only limited advertising. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs. Additionally, we plan to offer the University of Phoenix educational model at physical campuses in international markets pursuant to agreements with Apollo International, Inc. as described in Item 13. The first offering under these agreements was started in the Netherlands in September 1999, where we are currently servicing approximately 100 students. We will continue to monitor and assess the feasibility of expanding our educational programs to other international markets through similar licensing agreements. Currently we do not plan to independently open facilities outside of North America.

Teaching/Learning Model-Degree Programs

      Our teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions was designed for working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person learning team. The learning team sessions, an integral part of each course, are used for in-depth discussion and review of class materials, work on assigned group projects, and work on communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

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

• receive training in grading, facilitation of the teaching/learning model, and oversight of learning team activities;

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

      The structural components of our teaching/learning model include:

Accessibility	Professional programs that can be accessed through a variety of delivery modes (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs	While the majority of the faculty at most accredited colleges and universities are employed full-time, most of the University of Phoenix and Institute for Professional Development client institutions’ faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average number of years entering students have been employed since their 18th birthday is 14 years. This minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	We develop relationships with key employers for purposes of recruiting students and responding to specific employer needs. This allows us to remain sensitive to the needs and perceptions of employers, while helping both to generate and sustain diverse sources of revenues. Approximately 60% of University of Phoenix’s students receive some level of tuition assistance from their employers; approximately 54% receive at least half of their tuition and approximately 20% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

      The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and other financial-related designations, including a Master of Science in Financial Planning. The College for Financial Planning has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the Masters degree, these same programs are offered in a classroom-based format through University of Phoenix campuses as well as adjunct faculty groups and we also offer them through Internet online-based formats. Most of the College for Financial Planning’s students are employed, and over 95% have a bachelors degree or higher. The College for Financial Planning’s programs are developed internally by 14 full-time faculty. These programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.

      Western International University’s teaching/learning model has similar characteristics to the teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. However, Western International University provides educational programs in two-month sessions and does not focus exclusively on working adult students. Western International University’s faculty consists of approximately 6 full-time faculty and 236 part-time faculty. Western International University’s practitioner faculty are working professionals and possess earned Masters or Doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.

Degree Programs and Services

      University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies

      • Bachelor of Science in Business
        • Areas of Specialization
           • Accounting
           • Administration
           • E-business
           • Information Systems
           • Management
           • Marketing
      • Bachelor of Science in Criminal Justice Administration
      • Bachelor of Science in Human Services
      • Bachelor of Science in Health Care Services
        • Area of Specialization
           • Management
      • Bachelor of Science in Information Technology
      • Bachelor of Science in Management
      • Bachelor of Science in Nursing
      • Master of Arts in Education
        • Areas of Specialization
           • Administration and Supervision
           • Curriculum and Instruction
           • Curriculum and Technology
           • E-education
           • Early Childhood
           • Educational Counseling
           • Educational Management
           • Special Education
           • Teacher Education
      • Master of Arts in Organizational Management
      • Master of Business Administration
        • Areas of Specialization
           • Accounting
           • E-business
           • Global Management
           • Health Care Management
           • Marketing
           • Technology Management
      • Master of Counseling
        • Areas of Specialization
           • Community Counseling
           • Marriage and Family Therapy
           • Mental Health Counseling
           • Marriage, Family and Child Counseling
      • Master of Science in Nursing
        • Areas of Specialization
           • Women’s Health Care Nurse Practitioner
           • Family Nurse Practitioner
      • Master of Science in Computer Information Systems
      • Doctor of Management in Organizational Leadership

      University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.

      Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning, for the potential award of credit. The average number of credits awarded to the approximately 2,000 University of Phoenix undergraduate students who utilized the process in 2001 was approximately 9 credits of the 120 required to graduate. The Council for Adult and Experiential Learning reports that over 1,100 regionally accredited colleges and universities currently accept credits awarded for college level learning gained through experience.

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

      In consideration for its services, the Institute for Professional Development receives a contractual share of revenues, which are negotiated with each client institution.

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

      Institute for Professional Development client institutions offer the following programs with our assistance:

Number of
Degree Programs	Client Institutions

Associate in Business Management	2
Associate of Arts	1
Associate of Arts in Business	4
Associate of Arts in Leadership Studies	1
Associate in Liberal Arts — Business Emphasis	1
Associate of Science in Business	12
Bachelor of Arts in Business	3
Bachelor of Arts in Management	2
Bachelor of Business Administration	6
Bachelor of Health Science in Health Care Leadership and Supervision	1
Bachelor of Science in Accounting	2
Bachelor of Science in Business Administration	13
Bachelor of Science in Business Information Systems	1
Bachelor of Science in Management	8
Bachelor of Science in Management of Information Systems	1
Bachelor of Science in Management Information Technology	1
Bachelor of Science in Management of Human Resources	1
Bachelor of Science in Nursing	2
Master of Business Administration	14
Master of Business Administration for Health Care Executives	1
Master of Education	1
Master of Science in Financial Services	1
Master of Science in Management	8
Master of Science in Nursing	1

      The Institute for Professional Development assisted programs also include a limited number of general education courses, certificate programs, and areas of specialization.

      College for Financial Planning Programs. The College for Financial Planning currently offers a Master of Science degree with specializations in Financial Planning, Investments, and Financial Analysis and the following non-degree programs:

•	Accredited Asset Management Specialist

•	Certified Financial Planner Professional Education Program

•	Chartered Mutual Fund Counselor

•	Foundations in Financial Planning

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor

      Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts

•	Bachelor of Science

•	Areas of Specialization

•	Accounting
•	Business
•	Business Administration
•	Finance
•	Information Technology
•	International Business
•	Management
•	Marketing

•	Bachelor of Arts

•	Areas of Specialization

•	Administration of Justice
•	Behavioral Science

•	Master of Business Administration

•	Areas of Specialization

•	Finance
•	Information Technology
•	International Business
•	Management
•	Marketing

•	Master of Public Administration
•	Master of Science

•	Areas of Specialization

•	Information Technology
•	Information Systems Engineering

      Western International University also offers a limited number of business-related certificate programs.

Distance Education

      At August 31, 2001, there were approximately 29,200 degree seeking students utilizing our distance education delivery systems, approximately 99% of whom are enrolled at University of Phoenix Online. Our distance education components consist primarily of the following:

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

      Each week, the instructor posts a lecture to the classroom newsgroup. Students log on and read the lecture or print the lecture to read at their convenience. On average, University of Phoenix Online has 9 students per class, who are divided into learning teams of three or four students to work on projects together. Throughout the week, students participate in a group discussion, based on the class content for that week, which is facilitated by the instructor. There are separate conferences set up for learning team projects and individual submission of class assignments. Instructors log on and read comments posted by students, respond to them, and assign grades for their learning team projects. Instructors also give students weekly feedback on class participation. Both students and instructors are required to log on at least five days a week to participate in the classes. In addition, faculty members are required to maintain online office hours. Students are graded on a combination of participation, work product, and examinations.

      College for Financial Planning. Business and investment professionals that require continuing professional education (CPE) as part of their professional certification or for employment requirements may complete individual CPE courses through the Internet utilizing most Internet browsers. These programs are mostly short courses designed to focus on relevant topics to the students’ trade or profession. The students interact primarily with our Web-based software programs with little or no faculty involvement.

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

Customers/ Students

      The following is a breakdown of our students by the level of program they are seeking, at August 31, 2001:

	Number of	Percentage of
Degree Programs	Students	Students

Bachelors	82,100	65.8%
Masters	35,600	28.5%
Associates	6,900	5.5%
Doctoral	200	0.2%

Total Degree Students	124,800	100.0%

      We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

      Based on student surveys of incoming students in the first half of 2001, the average age of University of Phoenix’s students is in the mid-thirties, approximately 54% are women and 46% are men. Approximately 70% of University of Phoenix’s students have been employed on a full-time basis for nine years or more. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Percentage of
Age	Students

25 and under	14.5%
26 to 33	37.4%
34 to 45	36.7%
46 and over	11.4%

100.0%

      Based on student surveys, the average age of students at the College for Financial Planning is in the late-thirties, approximately 31% are women and 69% are men. Most of the College for Financial Planning’s students are employed, and over 95% have obtained a bachelors degree or higher.

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

      Referrals. Based on our recent estimates, approximately 53% of our new students are referred by their employers, co-workers, current students, alumni, family, and friends.

      Print and Broadcast. We rely on print and broadcast advertising primarily to build brand recognition.

Competition

      The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working adults in addition to the traditional 18 to 24 year old students. We expect that these colleges and universities will continue to modify their existing programs to serve working adults more effectively. In addition, many colleges and universities have announced various distance education initiatives.

      We believe that the competitive factors in the higher education market include the following:

•	the ability to provide easy access to programs and classes;

•	reliable and high-quality products and services;

•	qualified and experienced faculty;

•	cost of the program;

•	reputation of programs, classes, and services; and

•	the time necessary to earn a degree.

      In terms of non-degree programs offered by us, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share and longer-term relationships with key vendors.

      The Institute for Professional Development faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of the Institute for Professional Development’s current competitors provide pre-packaged curriculum or turn-key programs.

Employees

      At August 31, 2001, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	391	13	—		404	(1)
University of Phoenix	3,967	106	9,758	(2)	13,831
Instititute for Professional Development	309	8	—	(3)	317
College for Financial Planning	97	3	14	(4)	114
Western International University	63	9	242	(2)	314

Total	4,827	139	10,014		14,980

(1)	Consists primarily of employees in executive administration, information systems, corporate accounting, financial aid, and human resources.

(2)	Consists primarily of part-time faculty contracted on a course-by-course basis who are classified as active by the campus.

(3)	Faculty teaching Institute for Professional Development assisted programs are employed by Institute for Professional Development client institutions.

(4)	Consists primarily of faculty involved in curriculum development and the instructional design process.

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

Accreditation

      University of Phoenix, Western International University, College for Financial Planning, and the Institute for Professional Development client institutions are covered by regional accreditation which provides the following:

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

      University of Phoenix was granted accreditation by The Higher Learning Commission in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, and 1997. The next comprehensive review is expected to begin in May 2002.

      Institute for Professional Development assisted programs offered by its client institutions are evaluated by the client institutions’ respective regional accrediting associations either as part of a reaffirmation visit or focused evaluation visit. Current Institute for Professional Development client institutions are accredited by The Higher Learning Commission, Middle States, New England, or Southern regional accrediting associations.

      The College for Financial Planning graduate degree program is accredited by The Higher Learning Commission and the Accrediting Commission of the Distance Education and Training Council. The Higher Learning Commission reaffirmed the accreditation of the graduate degree program in August 1999, and their next reaffirmation visit is expected in 2003-04. The Accrediting Commission of the Distance Education and Training Council reaffirmed the accreditation for the College for Financial Planning in 2001.

      Western International University was accredited by The Higher Learning Commission prior to the acquisition by us, and the accreditation was reaffirmed in 1998. Western International University’s next reaffirmation visit is expected to begin in 2004-05.

      The withdrawal of accreditation from University of Phoenix would have a material, adverse effect on us.

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

      University of Phoenix received approval from The Higher Learning Commission to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management degree beginning in 1999. The Doctor of Management degree is offered via distance learning technology with annual two-week residencies in Phoenix throughout the program. The program is limited to a total of 60 new students per year.

      The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
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
Washington, D.C. 20009-2529
(202) 234-5100

Federal Financial Aid Programs

      Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the fiscal year ended August 31, 2001, University of Phoenix and Western International University derived approximately 48% and 33% of their net revenues from students who participated in Title IV programs, respectively. The Institute for Professional Development percentages are estimated to be similar to those at University of Phoenix. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

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

      The U.S. Department of Education issues regulations based on changes in the law that occur during the federal re-authorization process. The federal re-authorization process is scheduled to start in 2003, with final regulations issued after that time. The re-authorization process could amend existing requirements, or implement new requirements.

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

      For undergraduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instructional time and a minimum of 24 credit hours. For graduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instruction. The Title IV regulations define a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations, or preparation for examinations (the “12-hour Rule”). Most of our degree programs meet this 360 hour minimum and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

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

      In addition, The Higher Learning Commission requires University of Phoenix, Western International University, and the College for Financial Planning to obtain their prior approval before these companies are permitted to expand into new states or foreign countries. If University of Phoenix is unable to obtain The Higher Learning Commission’s approval for any future geographic expansion, it may have a material, adverse effect on our ability to expand University of Phoenix’s business.

      Restricted Cash. The U.S. Department of Education places restrictions on Title IV program funds collected for unbilled tuition and funds transferred to us through electronic funds transfer. In some circumstances, an institution is required to submit an irrevocable letter of credit to the U.S. Department of Education in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. We have no established letters of credit as of August 31, 2001.

      Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2001, University of Phoenix’s and Western International University’s composite scores were both 3.0.

      Branching and Classroom Locations. The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases, and conference facilities used by University of Phoenix and Western International University. The U.S. Department of Education requires that the institution notify the U.S. Department of Education of each location prior to disbursing Title IV program funds. University of Phoenix and Western International University have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV aid to students attending any new location.

      The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were 48% and 33%, respectively, at August 31, 2001. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

      Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 1999, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 5.6%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for 1999 as reported by the U.S. Department of Education were 4.6% and 9.6%, respectively. Institute for Professional Development client institution students’ cohort default rates for 1999 ranged from 1.5% to 11.7% with a median cohort default rate of 3.0%.

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

      Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. University of Phoenix’s eligibility to participate in Title IV programs expires in June 2003. Western International University’s eligibility to participate in Title IV programs expires in September 2003.

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

      Restrictions on Distance Education Programs. Telecommunications courses are deemed to be correspondence courses by the Title IV regulations if 50% or more of the courses offered at the institution are offered through distance education. The regulations of the U.S. Department of Education specify that an institution is not eligible to participate in Title IV programs if more than 50% of its courses are correspondence courses, or if 50% or more of its regular students are enrolled in the institution’s correspondence courses.

      Change of Ownership or Control. A change of our ownership or control, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could trigger recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the evaluation of the accreditation by The Higher Learning Commission.

      The U.S. Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, University of Phoenix and Western International University would cease to be eligible to participate in Title IV programs until recertified by the U.S. Department of Education. Under some circumstances, the U.S. Department of Education may continue the institution’s participation in the Title IV programs on a temporary basis pending completion of the change in ownership approval process. This recertification would not be required, however, if the transfer of ownership and control was made upon a person’s retirement or death and was made either to a member of the person’s immediate family or to a person with an ownership interest in us who had been involved in our management for at least two years preceding the transfer.

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

      Moreover, we are required to report any material change in stock ownership. At that time, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on University of Phoenix’s, the College for Financial Planning’s, and Western International University’s continuing operations.

      If University of Phoenix is not re-certified by the U.S. Department of Education, does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, it would have a material adverse effect on us.

State Authorization

      University of Phoenix is authorized to operate in all 20 states where it has a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to twenty-three years. We have been approved to operate in Georgia and Idaho and are scheduled to begin classes in both locations in the first half of fiscal 2002. Applications for approval to operate in New York, New Jersey, and Illinois have been submitted and are awaiting approval.

      All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

      University of Phoenix is registered with British Columbia’s Private Post-Secondary Education Commission and has begun the process to obtain accreditation through the province of British Columbia. University of Phoenix has also received approval to operate in Alberta, Canada.

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

      Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained or is in the process of obtaining licensure in those states and we do not believe this will materially effect University of Phoenix Online’s operating activities.

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

Tax Reform Act of 1997 and Tax Relief Act of 2001

      In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The Lifetime Learning Credit provides up to $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Tax Reform Act of 1997 also provides for the deduction of interest from gross income on education loans and limited educational IRAs for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for 1998 individual tax returns.

      In June 2001, Congress passed the Tax Relief Act of 2001 that provided even more educational tax incentives. The major enhancements include: increased contribution limits to Education IRAs; tax-free withdrawals from Section 529 Qualified Tuition Programs; employer-provided graduate education assistance; and expansion of the student loan interest deduction. In addition, the Lifetime Learning Credit was increased beginning in 2002 to up to $2,000 per year per taxpayer return and a new above-the-line deduction will be allowed for qualified higher education expenses paid by a taxpayer on behalf of the taxpayer, spouse, or dependent. In 2002 and 2003, taxpayers with adjusted gross income that does not exceed $65,000 ($130,000 for joint returns) may claim a maximum deduction of $3,000. Taxpayers may not claim the new deduction and a Hope or Lifetime Learning Credit in the same year with respect to the same student.

Employer Tuition Assistance

      Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code, defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The Educational Assistance Program provision did not apply to graduate level programs and was set to expire in December 2001. The Tax Relief Act of 2001 extends the exclusion for employer-provided education assistance to graduate courses beginning after December 31, 2001 and makes the exclusion for both undergraduate and graduate courses permanent. Employers or employees may still continue to deduct such tuition assistance where it qualifies as a deductible business expense and is adequately documented. The percentage of incoming University of Phoenix students with access to employer tuition assistance was approximately 60% in 2001.

Locations

      University of Phoenix currently has 35 physical campuses and 72 learning centers located in Arizona, California, Colorado, Florida, Hawaii, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized delivery system.

      The Institute for Professional Development currently operates at 21 campuses and 28 learning centers in Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Wisconsin.

      The College for Financial Planning’s operations are located near Denver, Colorado.

      Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University operates two learning centers in Arizona.

Item 2 — Properties

      We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, expires on August 31, 2003. As of August 31, 2001, we leased approximately 3.5 million square feet.

      We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 500,000 square feet will be leased in 2002.

Item 3 — Legal Proceedings

      We are not engaged in any legal proceedings that we believe would have a material effect on our financial position or operating results.

Item 4 — Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for our Apollo Education Group Class B common stock, and all shares of our Apollo Education Group Class B common stock are beneficially owned by our executive officers. Our Apollo Education Group Class A common stock trades on the Nasdaq National Market under the symbol “APOL” and our University of Phoenix Online common stock trades on the Nasdaq National Market under the symbol “UOPX.” The holders of our Apollo Education Group Class A common stock and our University of Phoenix Online common stock are not entitled to any voting rights.

      The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq National Market. All prices for periods prior to the 3-for-2 stock split in January 2001 have been restated to reflect the effect of the stock split.

	High	Low

2000
First Quarter	$18.54	$11.71
Second Quarter	19.75	12.25
Third Quarter	20.13	13.17
Fourth Quarter	28.42	17.75
2001
First Quarter	$31.83	$21.63
Second Quarter	40.00	21.71
Third Quarter	39.98	29.00
Fourth Quarter	46.13	33.05

      The table below sets forth the high and low bid prices for our University of Phoenix Online common stock between October 3, 2000 (the date of the offering) and August 31, 2001 as reported by the Nasdaq National Market. All prices for periods prior to the 3-for-2 stock split in July 2001 have been restated to reflect the effect of the stock split.

	High	Low

2001
First Quarter	$20.17	$9.27
Second Quarter	29.00	14.17
Third Quarter	26.39	14.88
Fourth Quarter	40.13	22.57

      These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      At November 16, 2001 there were approximately 260 holders of record of Apollo Education Group Class A and 3 holders of record of Apollo Education Group Class B common stock, and approximately 20 holders of record of shares of University of Phoenix Online common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 4,800 holders of our Apollo Education Group Class A common stock and approximately 31,200 holders of University of Phoenix Online common stock.

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

Item 6 — Selected Consolidated Financial Data

      Information relating to this item appears under the captions “Selected Consolidated Information of Apollo Group, Inc.” on page 15 of the 2001 Annual Report for Apollo Group, Inc. and “Selected Financial Information of University of Phoenix Online” on page 43 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on pages 16 through 20 of the 2001 Annual Report for Apollo Group, Inc. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” on pages 44 through 47 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7a — Quantitative and Qualitative Disclosures about Market Risk

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on page 20 of the 2001 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 — Financial Statements and Supplementary Data

      Information relating to this item appears on pages 21 through 40 of the 2001 Annual Report for Apollo Group, Inc. and pages 48 through 57 of that report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Our Board of Directors is currently divided into three classes, having staggered terms of three years each and are elected by the holders of our Apollo Education Group Class B common stock.

      Our Class I directors, consisting of John G. Sperling, Ph.D., Dino J. DeConcini, and Thomas C. Weir, will stand for reelection at our 2003 Annual Meeting. Our Class II directors, consisting of John R. Norton III, Hedy F. Govenar, and J. Jorge Klor de Alva will stand for reelection at our 2004 Annual Meeting. Our Class III directors, consisting of Todd S. Nelson, Peter V. Sperling, and John Blair will stand for reelection at our 2002 Annual Meeting.

      The following sets forth information as of October 31, 2001 concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	80	Chairman of the Board
Todd S. Nelson	42	President, Chief Executive Officer and Director
Peter V. Sperling	42	Senior Vice President, Secretary, Treasurer and Director
Laura Palmer Noone, J.D., Ph.D.	42	President, The University of Phoenix, Inc.
Anthony Digiovanni	51	Chief Executive Officer, University of Phoenix Online
Kenda B. Gonzales	44	Chief Financial Officer
Daniel E. Bachus	31	Chief Accounting Officer and Controller
John Blair	63	Director
Dino J. DeConcini	67	Director
Hedy F. Govenar	57	Director
J. Jorge Klor de Alva, J.D., Ph.D.	53	Director
John R. Norton III	72	Director
Thomas Weir	68	Director

      John G. Sperling, Ph.D., is the founder and Chairman of the Board of Directors of Apollo Group, Inc. Dr. Sperling was also President of Apollo Group, Inc. from its inception until February 1998 and Chief Executive Officer of Apollo Group, Inc. until August 2001. Prior to his involvement with Apollo Group, Inc., from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University, and Northern Illinois University. Dr. Sperling received his Ph.D. from Cambridge University, an M.A. from the University of California at Berkeley, and a B.A. from Reed College. Dr. Sperling is the father of Peter V. Sperling.

      Todd S. Nelson has been with Apollo Group, Inc. since 1987. Mr. Nelson has been the Chief Executive Officer of Apollo Group, Inc. since August 2001 and the President of Apollo Group, Inc. since February 1998. Mr. Nelson was Vice President of Apollo Group, Inc. from 1994 to February 1998 and the Executive Vice President of University of Phoenix from 1989 to February 1998. From 1987 to 1989, Mr. Nelson was the Director of University of Phoenix’s Utah campus. From 1985 to 1987, Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received an M.B.A. from the University of Nevada at Las Vegas and a B.S. from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

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

      Laura Palmer Noone, J.D., Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of University of Phoenix since September 2000. From 1994 to 2000 she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at University of Phoenix, Phoenix campus. Prior to that, she was Judge Pro Tem at the City of Chandler, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board of Trustee Member for the Florida Coastal School of Law. Dr. Palmer Noone has also recently been nominated to serve on the National Advisory Committee on Institutional Quality and Integrity. Dr. Palmer Noone received her Ph.D. from the Union Institute, her J.D. and her M.B.A. from the University of Iowa, and her B.B.A. from the University of Dubuque.

      Anthony F. Digiovanni has been with University of Phoenix since 1989. Mr. Digiovanni has served as Chief Executive Officer of University of Phoenix Online since June 2001. Mr. Digiovanni served as President of University of Phoenix Online from April 2000 to June 2001. From February 1998 to April 2000 he was Executive Vice President of University of Phoenix, and from 1992 to 1998, he was Regional Vice President of University of Phoenix’s Western Region. Prior to that, he was Campus Director for the Southern California campus of University of Phoenix. From 1984 to 1989, Mr. Digiovanni was Chief Operating Officer for Abco Hardware and Builder’s Supply, a Southern California-based industrial distributor. Mr. Digiovanni received his M.B.A. from the University of Southern California and his B.B.A. from Loyola Marymount University.

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

      Daniel E. Bachus has been with Apollo Group, Inc. since August 2000. Mr. Bachus is the Chief Accounting Officer and Controller of Apollo Group, Inc. From 1992 to 2000, Mr. Bachus was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager. Mr. Bachus received his B.S. in Accountancy from the University of Arizona and is a Certified Public Accountant.

      John Blair has been a director of Apollo Group, Inc. since September 2000 and is a member of the Audit and Compensation Committees of the Board of Directors of Apollo Group, Inc. In addition, he served from 1982 to September 2000 as a director of Western International University, Inc., a wholly-owned subsidiary of Apollo Group, Inc. Mr. Blair was the Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, from May 1999 through December 2000. In 1984, Mr. Blair founded J. Blair Consulting, an independent consulting business that provides management counsel to individuals and organizations in the areas of strategic planning, product planning, organizational diagnosis, management development, and strategies for leveraging business value through technology and continues to be active in this professional services firm. Mr. Blair earned a B.S. in Engineering from Purdue University and a Master of Arts in Organizational Management from University of Phoenix.

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

      J. Jorge Klor de Alva, J.D., Ph.D., has been a director of Apollo Group, Inc. since 1991. Since September 1, 2000, Dr. Klor de Alva has been President and Chief Executive Officer of Apollo International. Dr. Klor de Alva was President of University of Phoenix and Senior Vice President of Apollo Group, Inc. from February 1998 through August 2000. Dr. Klor de Alva was Vice President of Business Development of Apollo Group, Inc. from 1996 to 1998. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies, and from 1982 to 1989, was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as Associate Professor, Assistant Professor, or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

      John R. Norton III has been a director of Apollo Group, Inc. since March 1997 and is currently a member of the Audit and Compensation Committees of the Board of Directors of Apollo Group, Inc. Mr. Norton founded the J.R. Norton Company, an agricultural producer, in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the U.S. Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Terra Industries, Inc., a producer and marketer of nitrogen products and methanol. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

      Thomas C. Weir has been a director of Apollo Group, Inc. since 1983. In 1996, Mr. Weir became the President of Dependable Nurses of Phoenix, Inc., a provider of temporary nursing services. During 1994, Mr. Weir became the President of Dependable Nurses, Inc., a provider of temporary nursing services, W.D. Enterprises, Inc., a financial services company, and Dependable Personnel, Inc., a provider of temporary clerical personnel. In addition, Mr. Weir has been an independent financial consultant since 1990. From 1989 to 1990, Mr. Weir was President of Tucson Electric Power Company. From 1979 to 1987, Mr. Weir was Chairman and Chief Executive Officer of Home Federal Savings & Loan Association, Tucson, Arizona.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2001, our directors and officers complied with all Section 16(a) filing requirements with the following exceptions:

      John Sperling and Todd Nelson were required to file Forms 5 in 1996 and 1997 to report certain gifts of Apollo Education Group Class A common stock made to third parties. These transactions were reported pursuant to Forms 4 filed in August 2001.

Committees of the Board of Directors

      The Board of Directors has two principal committees: (1) an Audit Committee comprised of John Blair (Chairperson), Dino J. DeConcini, and John R. Norton III and (2) a Compensation Committee comprised of John R. Norton III (Chairperson) and John Blair.

Meetings of the Board of Directors and its Committees

      During the year ended August 31, 2001, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served, except Thomas C. Weir who attended 75% of the Board of Director meetings.

      Compensation Committee. The Compensation Committee of our Board of Directors, which met one time during 2001, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 2001 is set forth in Item 11.

      Audit Committee. The Audit Committee, which met on four occasions in 2001, represents the Board of Directors in evaluating the quality of our financial reporting process and internal financial controls through consultations with our independent accountants, internal management, and the Board of Directors. The report of the Audit Committee for 2001 is set forth in Item 11.

      Other Committees. We do not maintain a standing nominating committee or other committee performing similar functions.

Item 11 — Executive Compensation

Director Compensation

      Fees. In 2001, our non-employee directors received a $24,000 annual retainer, $2,000 for each board meeting attended, and $1,000 for each committee meeting attended. In addition, committee chairmen received an additional $500 for each committee meeting. Non-employee directors are also reimbursed for out-of-pocket expenses.

      Apollo Group, Inc. Amended and Restated Director Stock Plan.  The Board of Directors has adopted the Apollo Group, Inc. Amended and Restated Director Stock Plan (“Director Plan”) to attract and retain independent directors. Under the amended Director Plan, up to 925,000 shares of Apollo Education Group Class A common stock and up to 100,000 shares of University of Phoenix Online common stock may be available for grant of awards. Options granted under the amended Director Plan are fully vested six months and one day after the date of grant and are exercisable in full thereafter until the date that is ten years after the date of grant. The exercise price per share under the amended Director Plan is equal to the fair market value of such shares upon the date of grant. Under the amended Director Plan, each non-employee director automatically receives a grant of options to purchase 20,250 shares of Apollo Education Group Class A common stock on September 1 of each year through 2003. In addition, under the amended Director Plan each non-employee director who was on the Board of Directors on the date of the offering of University of Phoenix Online common stock received a grant of stock options to purchase 10,000 shares of University of Phoenix Online common stock on the date of such offering at the initial public offering price of $14.00 per share, which became exercisable six months and one day after the date University of Phoenix Online common stock options were granted.

Executive Compensation

      The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chief Executive Officer, the four other most highly compensated executive officers for 2001, and one individual who would have been one of the most highly compensated except that he was not serving as an executive officer as of August 31, 2001:

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
		Annual
		Compensation
						Securities
				Other		Underlying
				Annual	Restricted	Options			All Other
				Compensation	Stock			LTIP	Compensation
Name and Principal Position	Year	Salary	Bonus	(1)	Awards	APOL	UOPX	Payouts	(3)

John G. Sperling	2001	$450,000	$—	$31,280	$—	187,500	900,000	$—	$—
Chairman of the Board	2000	400,000	—	73,293	—	187,500		—	—
	1999	400,000	—	64,141	—	187,500		—	—
Todd S. Nelson	2001	$400,010	$262,500	$—	$—	150,000	750,000	$—	$—
President and Chief	2000	350,000	262,500	—	—	150,000		—	—
Executive Officer	1999	350,000	262,500	—	—	150,000		—	—
Anthony Digiovanni	2001	$295,000	$164,000	$—	$—	15,000	375,000	$—	$3,165
Chief Executive Officer,	2000	272,500	144,500	—	—	37,500		—	3,165
University of Phoenix Online	1999	250,000	126,613	—	—	75,000		—	3,073
Jerry F. Noble	2001	$250,000	$187,500	$—	$—	—	22,500	$—	$208
Former Senior Vice President	2000	250,000	187,500	—	—	15,000		—	3,165
and President of Institute for Professional Development(2)	1999	250,000	161,752	—	—	75,000		—	3,072
Kenda B. Gonzales	2001	$244,000	$150,000	$—	$—	15,000	225,000	$—	$3,165
Chief Financial Officer	2000	200,000	142,500	—	—	37,500		—	3,165
	1999	174,359	90,000	—	—	63,000		—	—
Laura Palmer Noone	2001	$190,000	$67,420	$—	$—	15,000	150,000	$—	$3,165
President, The University of	2000	140,939	43,260	—	—	15,000		—	3,165
Phoenix, Inc.	1999	128,400	42,000	—	—	30,000		—	3,073

(1)	Messrs. Nelson, Digiovanni, and Noble and Ms. Palmer Noone also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Dr. John Sperling received perquisites primarily in the form of a company provided car, available for business and personal use, and tax consulting services.

(2)	Effective January 15, 2001, Mr. Noble resigned as a Director and Senior Vice President of Apollo Group, Inc. and as President of Institute for Professional Development. He was retained by us a consultant until October 31, 2001.

(3)	Amounts shown consist of contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in 2001, 2000, and 1999.

      The following tables disclose options granted by us to our Chief Executive Officer, the four other most highly compensated executive officers for 2001, and one individual who would have been one of the most highly compensated except that he was not serving as an executive officer as of August 31, 2001:

Option Grants to Purchase Apollo Education Group Class A Common Stock

In the Last Fiscal Year

	Option Grants in Fiscal Year 2001				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	187,500	18.46%	$22.260	12/15/10	$2,624,896	$6,652,002
Todd S. Nelson	150,000	14.77%	22.260	12/15/10	2,099,917	5,321,602
Anthony Digiovanni	15,000	1.48%	22.260	12/15/10	209,992	532,160
Kenda B. Gonzales	15,000	1.48%	22.260	12/15/10	209,992	532,160
Laura Palmer Noone	15,000	1.48%	22.260	12/15/10	209,992	532,160

Option Grants to Purchase University of Phoenix Online Common Stock

In the Last Fiscal Year

	Option Grants in Fiscal Year 2001				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	900,000	20.43%	$9.333	9/27/10	$5,282,696	$13,387,389
Todd S. Nelson	750,000	17.03%	9.333	9/27/10	4,402,247	11,156,157
Anthony Digiovanni	375,000	8.51%	9.333	9/27/10	2,201,123	5,578,079
Jerry F. Noble	22,500	0.51%	9.333	9/27/10	132,067	334,685
Kenda B. Gonzales	225,000	5.08%	9.333	9/27/10	1,320,674	3,346,847
Laura Palmer Noone	150,000	3.41%	9.333	9/27/10	880,449	2,231,231

Aggregated Option Exercises in Fiscal Year 2001 and Option Values

at August 31, 2001

      The following tables disclose the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chief Executive Officer, the four other most highly compensated officers for 2001, and one individual who would have been one of the most highly compensated except that he was not serving as an executive officer as of August 31, 2001:

Apollo Education Group Class A Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	373,155	343,750	$10,255,974	$7,456,950
Todd S. Nelson	291,313	5,439,173	124,999	275,000	2,622,528	5,965,560
Anthony Digiovanni	65,094	1,968,863	98,749	38,750	2,210,080	881,031
Jerry F. Noble	82,203	1,646,524	4,999	80,000	133,907	1,805,436
Kenda B. Gonzales	—	—	32,500	83,000	797,990	1,919,718
Laura Palmer Noone	15,000	405,931	39,980	23,750	961,599	493,567

University of Phoenix Online Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	600,000	300,000	$11,200,020	$5,600,010
Todd S. Nelson	187,500	4,042,074	312,500	250,000	5,833,344	4,666,675
Anthony Digiovanni	124,999	3,174,763	125,001	125,000	2,333,356	2,333,337
Jerry F. Noble	—	—	15,000	7,500	280,000	140,000
Kenda B. Gonzales	75,000	2,065,827	75,000	75,000	1,400,003	1,400,003
Laura Palmer Noone	45,000	993,600	5,001	99,999	93,352	1,866,651

      Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our Chairman of the Board. The term of the employment agreement was for four years and expired on December 31, 1997. The employment agreement has automatically renewed for four additional one-year periods through December 31, 2001, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary for 1999 and 2000 of $400,000 and for 2001 of $450,000. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.

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

Board Compensation Committee Report on Executive Compensation

      Our Compensation Committee (the “Committee”) is composed entirely of independent outside members of our Board of Directors. The committee reviews and approves each of the elements of our executive compensation program related to John G. Sperling and Todd S. Nelson (the “Senior Executives”), and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the committee administers the key provisions of the executive compensation program and reviews with our Board of Directors in detail all aspects of compensation for our Senior Executives. The committee has furnished the following report on executive compensation:

      Overview and Philosophy. Our compensation program for Senior Executives is primarily comprised of base salary, annual bonus, and long-term incentives in the form of stock option grants. Senior Executives also participate in various other benefit plans, including medical and retirement plans, generally available to all of our employees.

      Each of the Senior Executives receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $78.2 million to $568.2 million, with an average of $291.3 million and a median of $325.3 million. This data was used to target annual cash compensation for the Senior Executives at the higher end of companies surveyed.

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

      At the beginning of each fiscal year, the Compensation Committee establishes an earnings per share goal for us.

      The annual bonuses for our Senior Executives are tied solely to our earnings per share goal. If that goal is achieved, our Senior Executives earn a bonus equal to seventy-five percent (75%) of their respective annual salary. These goals were exceeded for 2001.

      Options. We believe that it is important for Senior Executives to have an equity stake in us, and, toward this end, we make option grants to key Senior Executives from time to time under the Apollo Group, Inc. 2000 Stock Incentive Plan. In making option awards, the Compensation Committee reviews our financial performance during the past fiscal year, the awards granted to other executives, and the individual officer’s specific role.

      Other Benefits. Senior Executives are eligible to participate in benefit programs designed for all of our full-time employees and also received certain perquisites primarily including company cars and company paid tax consulting. These programs include medical, disability and life insurance, and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code.

      Chairman of the Board Compensation. Dr. John G. Sperling is the founder and Chairman of our Board of Directors. In December 1993, we entered into an employment agreement (the “Employment Agreement”) and deferred compensation agreement (the “Deferred Compensation Agreement”) with Dr. Sperling. The

Employment Agreement terminated on December 31, 1997. The Employment Agreement has automatically renewed for four additional one-year periods through December 31, 2001, and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling’s termination of employment with us and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by us during any one of the three calendar years preceding the calendar year in which Dr. Sperling’s employment is terminated. In addition, upon Dr. Sperling’s death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling’s death.

      Dr. Sperling’s base salary and bonus are determined annually on the same basis discussed above for the Senior Executives. During fiscal year 2001, Dr. Sperling received an annual base salary of $450,000. In addition, because the earnings per share goal for us was exceeded, Dr. Sperling was eligible for a bonus for 2001. Dr. Sperling has elected to forego this bonus in exchange for options in our Apollo Education Group Class A common stock. The amount of options to be granted will be determined at the discretion of the Compensation Committee and will be granted at fair market value and expire ten years after the grant date. The Compensation Committee does not apply a mathematical formula to determine the number of options granted, but will consider Dr. Sperling’s contribution to our performance during fiscal year 2001.

Compensation and Management Committee Interlocks and Insider Participation

      No member of our Compensation Committee during the fiscal year ended August 31, 2001, was an officer or employee of us.

COMPENSATION COMMITTEE

John R. Norton III
John Blair

Audit Committee Report

      The Audit Committee, operating under its written charter, has (i) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2001 with management of the Company; (ii) discussed with the Company’s independent accountants the matters required to be discussed by Statement of Accounting Standards (SAS) No. 61, Communications with Audit Committees, and SAS No. 90, Audit Committee Communications; (iii) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board No. 1, Independence Discussions with Audit Committees; and (iv) discussed with its independent accountants, the independent accountants’ independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001, for filing with the Securities and Exchange Commission.

      This report is submitted by the Audit Committee.

John Blair, Chairman

Dino J. Deconcini
John R. Norton III

Audit and Related Fees

      Audit Fees. PricewaterhouseCoopers LLP’s fees for the audit of the Company’s consolidated financial statements for fiscal 2001 as well as for limited reviews of the consolidated financial information included in the Company’s quarterly reports on Form 10-Q for fiscal 2001 are $182,000, of which an aggregate amount of $132,000 had been billed through August 31, 2001.

      Financial Information Systems Design and Implementation Fees. The Company did not engage PricewaterhouseCoopers LLP to provide services with respect to the design or implementation of financial information systems during fiscal 2001.

      All Other Fees. The aggregate amount of all other fees billed to the Company for all other services rendered by PricewaterhouseCoopers LLP for fiscal 2001 were $369,000. Such other services included: federal financial aid compliance audit services, tax planning and advice, preparation of income tax returns, assistance with securities registrations, audits of the financial statements of certain of the Company’s employee benefit plans, and other accounting advice and assistance. The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Stock Performance Graph

      The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock and University of Phoenix Online common stock with the cumulative total return for the Standard & Poor’s MidCap 400 Index and an index of peer group companies selected by us for the period from August 31, 1996, through August 31, 2001. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock and each index was $100 at August 31, 1996, and that all dividends paid by those companies included in the indexes were reinvested. It also assumes the value of our University of Phoenix Online common stock was $100 at August 31, 2000.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG APOLLO GROUP, INC., THE S & P MIDCAP 400 INDEX,
A PEER GROUP AND UNIVERSITY OF PHOENIX ONLINE

*	$100 INVESTED ON 8/31/1996 IN APOL, PEER GROUP & S & P, OR ON 9/28/00 IN UOPX — INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING AUGUST 31.

	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31
	1996	1997	1998	1999	2000	2001

Apollo Education Group Class A common stock	$100.00	$139.95	$201.47	$129.04	$240.07	$347.38
S&P MidCap 400	100.00	137.28	124.40	176.13	246.14	226.13
Education Peer Group	100.00	122.12	140.61	128.52	196.71	253.03
University of Phoenix Online					100.00	300.01

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2001. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Education			Education			University of
Name and Address of	Group Class A	Percent		Group Class B	Percent		Phoenix Online	Percent
Beneficial Owner (1)	Common Stock	Owned		Common Stock	Owned		Common Stock	Owned

John G. Sperling	18,651,758	16.3	%(2- 12)	243,081	50.3	%(28)	600,000	6.1	%(30)
Peter V. Sperling	16,444,921	14.4	(2),(13- 16)	232,068	48.0	(29)	100,000	1.0	(31)
Todd S. Nelson	39,938	0.0	(17)	8,385	1.7		312,500	3.2	(32)
Kenda B. Gonzales	32,500	0.0	(18)				75,000	0.8	(33)
Laura Palmer Noone	40,326	0.0	(19)				5,473	0.1	(34)
Anthony F. Digiovanni	100,328	0.1	(20)				125,594	1.3	(35)
Jerry F. Noble	104,999	0.1	(21)				15,000	0.2	(36)
J. Jorge Klor de Alva	30,375	0.0	(22)				15,000	0.2	(37)
Thomas C. Weir	161,175	0.1	(23)				15,000	0.2	(38)
Hedy F. Govenar	62,325	0.1	(24)				15,000	0.2	(39)
John R. Norton III	123,000	0.1	(25)				15,000	0.2	(40)
Dino J. DeConcini	60,532	0.1	(26)				12,000	0.1	(41)
John Blair	675	0.0					12,000	0.1	(42)
Total for All Directors and Executive Officers as a Group (13 persons)	35,852,852	31.3	%(27)	483,534	100.0%		1,317,567	13.7	%(43)

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Includes 904,893 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994 for which Messrs. John and Peter Sperling are the co-trustees.

(3)	Includes 309,623 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

(4)	Includes 1,762,500 shares held by The Sperling Foundation.

(5)	Includes 373,155 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing November 5, 2002.

(7)	Includes 525,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing November 14, 2003.

(8)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 12, 2004.

(9)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 20, 2004.

(10)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 13, 2004.

(11)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 20, 2005.

(12)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 4, 2004.

(13)	Includes 290,082 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

(14)	Includes 198,155 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(15)	Includes 528,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing July 18, 2002.

(16)	Includes 500,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing February 2, 2004.

(17)	Includes 24,999 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(18)	Includes 32,500 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(19)	Includes 39,980 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(20)	Includes 98,749 shares that Mr. Digiovanni has the right to acquire within 60 days of the date of the table set forth above.

(21)	Includes 4,999 shares that Mr. Noble has the right to acquire within 60 days of the date of the table set forth above.

(22)	Includes 30,375 shares that Mr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

(23)	Includes 151,875 shares that Mr. Weir has the right to acquire within 60 days of the date of the table set forth above.

(24)	Includes 60,750 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(25)	Includes 121,500 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(26)	Includes 60,532 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(27)	Includes 1,212,069 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

(28)	Includes 243,080 shares held by the John G. Sperling Revocable Trust dated January 31, 1995.

(29)	Includes 232,067 shares held by the Peter V. Sperling Revocable Trust dated January 31, 1995.

(30)	Includes 300,000 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(31)	Includes 100,000 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(32)	Includes 312,500 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(33)	Includes 75,000 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(34)	Includes 5,001 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(35)	Includes 125,001 shares that Mr. Digiovanni has the right to acquire within 60 days of the date of the table set forth above.

(36)	Includes 15,000 shares that Mr. Noble has the right to acquire within 60 days of the date of the table set forth above.

(37)	Includes 15,000 shares that Mr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

(38)	Includes 15,000 shares that Mr. Weir has the right to acquire within 60 days of the date of the table set forth above.

(39)	Includes 15,000 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(40)	Includes 15,000 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(41)	Includes 12,000 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(42)	Includes 12,000 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(43)	Includes 1,021,501 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

Item 13 — Certain Relationships and Related Transactions

      On August 14, 1998, we, together with, Hughes Network Systems and Hermes Onetouch L.L.C. formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. In connection with the transaction, we, Hughes Network Systems, and Hermes Onetouch L.L.C. entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it is anticipated that we may from time to time engage in transactions with One Touch Systems, Inc. for the provision of distance learning products and services. Currently, there are no transactions with One Touch Systems, Inc. Hermes Onetouch L.L.C., which owns 30% of the outstanding shares of Interactive Distance Learning, Inc., is wholly-owned by Dr. John G. Sperling, our Chairman.

      Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. John G. Sperling, J. Jorge Klor de Alva, and Todd Nelson are directors of us and also directors of Apollo International, Inc. J. Jorge Klor de Alva, a former Senior Vice President of Apollo Group, Inc., is the President and Chief Executive Officer of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have committed to pay $999,989 and have paid $749,978) and by an investment entity controlled by John G. Sperling and Peter V. Sperling, son of John G. Sperling, and a Senior Vice President and Director of Apollo Group, Inc. (26%). In addition, we have an option to acquire additional shares in Apollo International, Inc. During the fiscal year ended August 31, 2001, we received no revenue from Apollo International, Inc. for educational products and services.

      Effective June 1, 1999, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics and any other topics of concern to us relating to state government in the state of California. Hedy Govenar, one of our directors, is the founder and President of Governmental Advocates, Inc. On June 1, 2001, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 in both 2001 and 2000.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

      The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2001, are incorporated by reference from our 2001 Annual Report to Shareholders.

      Apollo Group, Inc.

•	Report of Independent Accountants

•	Consolidated Balance Sheet as of August 31, 2001 and 2000

•	Consolidated Statement of Operations for the Years Ended August 31, 2001, 2000, and 1999

•	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2001, 2000, and 1999

•	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended August 31, 2001, 2000, and 1999

•	Consolidated Statement of Cash Flows for the Years Ended August 31, 2001, 2000, and 1999

•	Notes to Consolidated Financial Statements

      University of Phoenix Online

•	Report of Independent Accountants

•	Balance Sheet as of August 31, 2001 and 2000

•	Statement of Operations for the Years Ended August 31, 2001, 2000, and 1999

•	Statement of Cash Flows for the Years Ended August 31, 2001, 2000, and 1999

•	Notes to Financial Statements

2. Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3. Exhibits

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education,® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/ A, filed July 20, 2000
10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 10-Q
10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.3		Apollo Group, Inc. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804
10.4		Apollo Group, Inc. Savings and Investment Plan	Incorporated by reference to Exhibit 10.4 of the August 31, 1996 Form 10-K
10.5		Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.7		Apollo Group, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804
10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.10	b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Filed herewith
10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Filed herewith
13		Pages 15 through 57 of Apollo Group, Inc. 2001 Annual Report to Shareholders for the year ended August 31, 2001	Filed herewith
21		List of Subsidiaries	Filed herewith
23		Consent of Independent Accountants	Filed herewith
99.1		Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2		Audit Committee Charter	Filed herewith

(b) Reports on Form 8-K

      During the last quarter of the 2001 fiscal year, we filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 26, 2001.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ TODD S. NELSON

Todd S. Nelson
President, Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN G. SPERLING John G. Sperling	Chairman of the Board of Directors	November 26, 2001

/s/ TODD S. NELSON Todd S. Nelson	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 26, 2001

/s/ PETER V. SPERLING Peter V. Sperling	Senior Vice President, Secretary, Treasurer, and Director	November 26, 2001

/s/ KENDA B. GONZALES Kenda B. Gonzales	Chief Financial Officer (Principal Financial Officer)	November 26, 2001

/s/ DANIEL E. BACHUS Daniel E. Bachus	Chief Accounting Officer and Controller	November 26, 2001

/s/ DINO J. DECONCINI Dino J. DeConcini	Director	November 26, 2001

/s/ J. JORGE KLOR DE ALVA J. Jorge Klor de Alva	Director	November 26, 2001

/s/ THOMAS C. WEIR Thomas C. Weir	Director	November 26, 2001

/s/ JOHN R. NORTON III John R. Norton III	Director	November 26, 2001

Signature	Title	Date

/s/ HEDY F. GOVENAR Hedy F. Govenar	Director	November 26, 2001

/s/ JOHN BLAIR John Blair	Director	November 26, 2001

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education,® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/ A, filed July 20, 2000
10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 10-Q
10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.3		Apollo Group, Inc. Long-Term Incentive Plan	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804
10.4		Apollo Group, Inc. Savings and Investment Plan	Incorporated by reference to Exhibit 10.4 of the August 31, 1996 Form 10-K
10.5		Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.7		Apollo Group, Inc. 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804
10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.10	b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Filed herewith
10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Filed herewith
13		Pages 15 through 57 of Apollo Group, Inc. 2001 Annual Report to Shareholders for the year ended August 31, 2001	Filed herewith
21		List of Subsidiaries	Filed herewith
23		Consent of Independent Accountants	Filed herewith
99.1		Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2		Audit Committee Charter	Filed herewith