Form 10-Q
period 2001-11-30
APOLLO GROUP INC
filed 2002-01-14
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Yes      No

AT JANUARY 7, 2002, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par Apollo Education Group Class B common stock, no par University of Phoenix Online common stock, no par	114,642,000 Shares 484,000 Shares 9,647,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBIT INDEX	17

EXHIBIT 10.4 – Amended and Restated Apollo Group, Inc. Savings and Investment Plan

EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information

EXHIBIT 99 – University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30,	August 31,
	2001	2001

	(Unaudited)
(Dollars in thousands)
Assets:

Current assets

Cash and cash equivalents	$166,394	$145,933

Restricted cash	74,708	57,896

Marketable securities	179,028	170,866

Receivables, net	93,624	92,179

Deferred tax assets, net	8,371	7,822

Other current assets	12,956	12,355

Total current assets	535,081	487,051

Property and equipment, net	100,499	102,624

Marketable securities	37,494	27,239

Cost in excess of fair value of assets purchased, net	37,096	37,096

Deferred tax assets, net	3,587	3,180

Other assets	22,659	23,153

Total assets	$736,416	$680,343

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$388	$408

Accounts payable	13,633	16,846

Accrued liabilities	32,407	30,524

Income taxes payable	16,432	7,096

Student deposits and current portion of deferred revenue	138,734	127,326

Total current liabilities	201,594	182,200

Deferred tuition revenue, less current portion	1,345	1,409

Long-term liabilities, less current portion	15,226	14,849

Total liabilities	218,165	198,458

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 114,398,000 and 114,237,000 issued and outstanding at November 30, 2001 and August 31, 2001, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 484,000 issued and outstanding at November 30, 2001 and August 31, 2001	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 9,531,000 and 9,447,000 issued and outstanding at November 30, 2001 and August 31, 2001, respectively

Additional paid-in capital	194,017	185,424

Apollo Education Group Class A treasury stock, at cost, 3,698,000 and 3,859,000 shares at November 30, 2001 and August 31, 2001, respectively	(59,531)	(60,761)

University of Phoenix Online treasury stock, at cost, 260,000 shares at November 30, 2001	(6,460)

Retained earnings	389,995	357,036

Accumulated other comprehensive income	126	82

Total shareholders’ equity	518,251	481,885

Total liabilities and shareholders’ equity	$736,416	$680,343

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
(In thousands, except per share amounts)
Revenues:

Tuition and other, net	$228,179	$177,073

Costs and expenses:

Instructional costs and services	116,760	95,235

Selling and promotional	45,419	31,008

General and administrative	14,654	11,986

	176,833	138,229

Income from operations	51,346	38,844

Interest income, net	3,043	3,168

Income before income taxes	54,389	42,012

Provision for income taxes	21,430	17,183

Net income	$32,959	$24,829

Net income attributed to:

Apollo Education Group common stock	$31,668	$24,439

University of Phoenix Online common stock	$1,291	$390

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.28	$0.22

Diluted net income per share	$0.27	$0.21

Basic weighted average shares outstanding	114,765	113,634

Diluted weighted average shares outstanding	116,604	115,209

University of Phoenix Online common stock:

Basic net income per share	$0.14	$0.05

Diluted net income per share	$0.12	$0.04

Basic weighted average shares outstanding	9,556	8,625

Diluted weighted average shares outstanding	10,936	9,720

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
(In thousands)
Net income	$32,959	$24,829

Other comprehensive income, net of income taxes:

Currency translation gain	44	90

Comprehensive income	$33,003	$24,919

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
(In thousands)
Cash flows provided by (used for) operating activities:

Net income	$32,959	$24,829

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,569	7,593

Amortization of investment (discounts) premiums	302	(117)

Provision for uncollectible accounts	4,995	2,863

Deferred income taxes	(956)	(387)

Tax benefits of stock options exercised	4,511	6,085

Increase in assets:

Restricted cash	(16,812)	(8,765)

Receivables	(6,440)	(1,695)

Other assets	(66)	(1,205)

Increase in liabilities:

Accounts payable and accrued liabilities	8,006	11,669

Student deposits and deferred revenue	11,344	4,636

Other liabilities	563	541

Net cash provided by operating activities	46,975	46,047

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(6,223)	(8,917)

Purchase of marketable securities	(72,392)	(70,158)

Maturities of marketable securities	53,673	14,756

Purchase of other assets	(368)	(246)

Proceeds from sale of land		593

Net cash used for investing activities	(25,310)	(63,972)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock	(2,438)

Issuance of Apollo Education Group Class A common stock	4,649	7,691

Purchase of University of Phoenix Online common stock	(6,833)

Issuance of University of Phoenix Online common stock	3,474	74,086

Payments on long-term debt	(100)	(100)

Net cash provided by (used for) financing activities	(1,248)	81,677

Currency translation gain	44	90

Net increase in cash and cash equivalents	20,461	63,842

Cash and cash equivalents at beginning of period	145,933	59,912

Cash and cash equivalents at end of period	$166,394	$123,754

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and The College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2002 and 2001 refer to the periods ended November 30, 2001 and 2000, respectively.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining an 89.2% interest in University of Phoenix Online.

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

4.     On January 10, 2001, the Company’s Board of Directors authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend. All Apollo Education Group common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

On June 29, 2001, the Company’s Board of Directors authorized a 3-for-2 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. All University of Phoenix Online common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

5.     Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
(In thousands)
Apollo Education Group	$31,668	$24,439

University of Phoenix Online	1,291	390

Net income	$32,959	$24,829

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 88.2% at November 30, 2001 due to the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan and the issuance of shares related to the exercise of University of Phoenix Online stock options partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows:

	For the Three Months Ended November 30,
	2001			2000

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$31,668	114,765	$0.28	$24,439	113,634	$0.22

Effect of dilutive securities:

Stock options		1,839			1,575

Diluted net income per share	$31,668	116,604	$0.27	$24,439	115,209	$0.21

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2001 and 2000 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows:

	For the Three Months Ended November 30,
	2001			2000

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$1,291	9,556	$0.14	$390	8,625	$0.05

Effect of dilutive securities:

Stock options		1,380			1,095

Diluted net income per share	$1,291	10,936	$0.12	$390	9,720	$0.04

Basic earnings per share of University of Phoenix Online common stock for the three months ended November 30, 2001 and 2000 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock.

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

Since its inception, the Company has financed University of Phoenix Online’s operations internally and has not incurred any related third-party debt. All of its cash receipts and disbursements were processed by the Company on University of Phoenix Online’s behalf. All amounts were settled through the funds allocated to/from Apollo Education Group component of University of Phoenix Online’s divisional net worth. Whenever University of Phoenix Online generated cash from operations, that cash was deemed to be transferred to Apollo Education Group and was accounted for as a return of capital. Whenever University of Phoenix Online had a cash need, that cash was deemed to be transferred from Apollo Education Group and was accounted for as a capital contribution. As a result of this policy, no inter-group interest income or expense was reflected in the consolidating statement of operations for the periods prior to the offering.

Upon the completion of the offering, the net proceeds of the offering of $72.8 million were transferred to University of Phoenix Online and accounted for as a capital contribution. Subsequently, the difference between cash receipts and cash outlays attributable to University of Phoenix Online have been accounted for as a revolving credit advance from University of Phoenix Online to Apollo Education Group (to the extent this difference was not transferred to University of Phoenix Online) requiring the reflection of interest expense by Apollo Education Group and interest income by the University of Phoenix Online at the rate of interest determined by the Board of Directors.

	Three Months Ended November 30, 2001

	Apollo Education	University of		Apollo
	Group	Phoenix Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$163,839	$64,340	$—	$228,179

Inter-group license fee revenue(2)	2,574		(2,574)	—

	166,413	64,340	(2,574)	228,179

Costs and expenses:

Instructional costs and services

External expenses(3)	95,331	21,429		116,760

Inter-group allocated expenses(4)	(3,545)	3,545		—

Inter-group license fee expense(2)		2,574	(2,574)	—

Selling and promotional

External expenses(3)	29,928	15,491		45,419

Inter-group allocated expenses(4)	(149)	149		—

General and administrative

External expenses(3)	14,654			14,654

Inter-group allocated expenses(4)	(3,831)	3,831		—

	132,388	47,019	(2,574)	176,833

Income from operations	34,025	17,321	—	51,346

Interest income, net	2,193	850		3,043

Income before income taxes	36,218	18,171	—	54,389

Provision for income taxes(5)	14,207	7,223		21,430

Net income	$22,011	$10,948	$—	$32,959

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended November 30, 2000

	Apollo Education	University of
	Group	Phoenix Online	Eliminations	Apollo Group, Inc.

	(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$142,986	$34,087	$—	$177,073

Inter-group license fee revenue(2)	1,363		(1,363)	—

	144,349	34,087	(1,363)	177,073

Costs and expenses:

Instructional costs and services

External expenses(3)	83,245	11,990		95,235

Inter-group allocated expenses(4)	(2,293)	2,293		—

Inter-group license fee expense(2)		1,363	(1,363)	—

Selling and promotional

External expenses(3)	23,598	7,410		31,008

Inter-group allocated expenses(4)	(192)	192		—

General and administrative

External expenses(3)	11,986			11,986

Inter-group allocated expenses(4)	(2,099)	2,099		—

	114,245	25,347	(1,363)	138,229

Income from operations	30,104	8,740	—	38,844

Interest income, net	2,474	694		3,168

Income before income taxes	32,578	9,434	—	42,012

Provision for income taxes(5)	13,325	3,858		17,183

Net income	$19,253	$5,576	$—	$24,829

(1)	Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

(2)	Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $2.6 million and $1.4 million for the three months ended November 30, 2001 and 2000, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

(3)	External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

(4)	Certain costs incurred by Apollo Group, Inc. and The University of Phoenix, Inc. including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and The University of Phoenix, Inc. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
(In thousands)

Instructional costs and services	$3,545	$2,293

Selling and promotional	149	192

General and administrative	3,831	2,099

	$7,525	$4,584

(5)	University of Phoenix Online’s results, along with other divisions of The University of Phoenix, Inc., are included in the Apollo Group, Inc. consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo Group, Inc., with the exception of certain state taxes that are based upon an apportionment of The University of Phoenix, Inc. taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

7.     The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to four client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program, or institutional eligibility and therefore believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

During 2001, IPD recorded a charge of $5.1 million (including $1.4 million recorded in the first quarter of 2001), to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

8.     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of November 30, 2001, the Company had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from its acquisitions of WIU and the College.

The Company is required to adopt SFAS No. 142 effective September 1, 2002, but elected to adopt the new standard effective September 1, 2001. The Company recognized $0.3 million of goodwill amortization expense in the first quarter of 2001 and such amortization is no longer required under SFAS No. 142.

SFAS No. 142 requires a two-step impairment test for all goodwill balances. Under the Standard’s transitional rules, we are required to complete the first step of the impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment is indicated by that test, the second step of the test must be completed by August 31, 2002. If an impairment is indicated by the second test, it would be recorded as the effect of a change in accounting principle as of September 1, 2001 requiring restatement of prior interim financial information. We are in the process of completing the first step of our transitional impairment test and do not believe that adoption of SFAS No. 142 will have a material impact on our financial condition, results of operations or cash flows.

9.     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.8 million and provided a $1.2 million letter of credit which was paid in October 1999, in exchange for a 19% interest in the newly formed corporation. The Company accounted for its investment in IDL, which is included in other assets in the consolidated balance sheet as of November 30, 2001, under the cost method. Hermes, which owned a 30% interest in IDL as of November 30, 2001, is currently owned by Dr. John G. Sperling, the Chairman of Apollo.

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death.

Review by Independent Accountants

         The financial information as of November 30, 2001, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 2001, and the related consolidated statements of operations and of comprehensive income for each of the three-month periods ended November 30, 2001 and November 30, 2000 and the consolidated statement of cash flows for the three-month periods ended November 30, 2001 and November 30, 2000. These financial statements are the responsibility of Apollo Group, Inc.’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of August 31, 2001, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated September 28, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 17, 2001

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

         The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2001 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month period ended November 30, 2001 included in Item 1.

         This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2002, are expected to range from $45.0 to $50.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; and 4) we are in the process of completing the first step of our transitional impairment test and do not believe that adoption of SFAS No. 142 will have a material impact on our financial condition, results of operations or cash flows.

         Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of other applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) failure to obtain approval from The Higher Learning Commission for University of Phoenix to operate in new states; 6) changes in student enrollment; and 7) other factors set forth in this Form 10-Q. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended
	November 30,
	2001	2000

	(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%

Costs and expenses:

Instructional costs and services	51.2	53.8

Selling and promotional	19.9	17.5

General and administrative	6.4	6.8

	77.5	78.1

Income from operations	22.5	21.9

Interest income, net	1.3	1.8

Income before income taxes	23.8	23.7

Less provision for income taxes	9.4	9.7

Net income	14.4%	14.0%

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2000

         Tuition and other net revenues increased by 28.9% to $228.2 million in the three months ended November 30, 2001 from $177.1 million in the three months ended November 30, 2000 due primarily to a 25.8% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended November 30, 2000 to the three months ended November 30, 2001.

         Tuition and other net revenues for the three months ended November 30, 2001 and 2000 consists primarily of $215.6 million and $160.8 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.9 million and $4.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 22.6% to $116.8 million in the three months ended November 30, 2001 from $95.2 million in the three months ended November 30, 2000 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 51.2% in the three months ended November 30, 2001 from 53.8% in the three months ended November 30, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services and the $1.4 million reserve taken in the first quarter of 2001 related to the IPD client institutions’ audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

         Selling and promotional expenses increased by 46.5% to $45.4 million in the three months ended November 30, 2001 from $31.0 million in the three months ended November 30, 2000 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues increased to 19.9% in the three months ended November 30, 2001 from 17.5% in the three months ended November 30, 2000 due to increased advertising expenditures and additional enrollment counselors primarily related to University of Phoenix Online and new University of Phoenix campuses.

         General and administrative expenses increased by 22.2% to $14.7 million in the three months ended November 30, 2001 from $12.0 million in the three months ended November 30, 2000 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems and a $1.0 million contribution to the Twin Towers Fund. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.4% in the three months ended November 30, 2001 from 6.8% in the three months ended November 30, 2000 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income was $3.0 million and $3.2 million in the three months ended November 30, 2001 and 2000, respectively. Interest expense was $89,000 and $111,000 for the three months ended November 30, 2001 and 2000, respectively.

         Our effective tax rate decreased to 39.4% in the three months ended November 30, 2001 from 40.9% in the three months ended November 30, 2000. This change is primarily the result of the impact of tax-exempt interest income.

         Net income increased to $33.0 million in the three months ended November 30, 2001 from $24.8 million in the three months ended November 30, 2000 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a reduction in our effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $47.0 million in the three months ended November 30, 2001 from $46.0 million in the three months ended November 30, 2000. The increase resulted primarily from increased net income and a larger increase in student deposits and deferred revenue partially offset by a larger increase in restricted cash and receivables.

         Capital expenditures decreased to $6.2 million during the three months ended November 30, 2001 compared to $8.9 million in the three months ended November 30, 2000. Total purchases of property and equipment for the year ended August 31, 2002 are expected to range from $45.0 to $50.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

         At November 30, 2001, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2003.

         Our Board of Directors authorized a program allocating up to $150 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of November 30, 2001, we had repurchased approximately 6,705,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $107.2 million and approximately 275,000 shares of University of Phoenix Online common stock at a total cost of approximately $6.8 million.

         On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online.

         The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2001, we had approximately $74.7 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

         The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to four client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program, or institutional eligibility and therefore believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

         During 2001, IPD recorded a charge of $5.1 million (including $1.4 million recorded in the first quarter of 2001), to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

         Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of November 30, 2001, the Company had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from its acquisitions of WIU and the College.

         The Company is required to adopt SFAS No. 142 effective September 1, 2002, but elected to adopt the new standard effective September 1, 2001. The Company recognized $0.3 million of goodwill amortization expense in the first quarter of 2001 and such amortization is no longer required under SFAS No. 142.

         SFAS No. 142 requires a two-step impairment test for all goodwill balances. Under the Standard’s transitional rules, we are required to complete the first step of the impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment is indicated by that test, the second step of the test must be completed by August 31, 2002. If an impairment is indicated by the second test, it would be recorded as the effect of a change in accounting principle as of September 1, 2001 requiring restatement of prior interim financial information. We are in the process of completing the first step of our transitional impairment test and do not believe that adoption of SFAS No. 142 will have a material impact on our financial condition, results of operations or cash flows.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	Not Applicable

Item 2. Changes in Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

Exhibit 10.4	Amended and Restated Apollo Group, Inc. Savings and Investment Plan

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

         (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended November 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: January 14, 2002

By: /s/ Kenda B. Gonzales Kenda B. Gonzales Chief Financial Officer

By: /s/ Daniel E. Bachus Daniel E. Bachus Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson Todd S. Nelson President and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

PAGE

10.4	Amended and Restated Apollo Group, Inc. Savings and Investment Plan	Filed herewith

15.1	Letter on Unaudited Interim Financial Information	Filed herewith

99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations	Filed herewith