Form 10-Q
period 2002-02-28
APOLLO GROUP INC
filed 2002-04-12
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

         (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended February 28, 2002

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

Yes	No

AT APRIL 9, 2002, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	114,971,000 Shares

Apollo Education Group Class B common stock, no par value	484,000 Shares

University of Phoenix Online common stock, no par value	9,859,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Changes in Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	20

EXHIBIT INDEX	21

EXHIBIT 10.1j – Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002

EXHIBIT 10.14– Promissory Note from Hermes Onetouch, L.L.C.

EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information

EXHIBIT 99 – University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	February 28,	August 31,
	2002	2001

	(Unaudited)
(Dollars in thousands)

Assets:

Current assets

Cash and cash equivalents	$196,622	$145,933

Restricted cash	82,793	57,896

Marketable securities	175,214	170,866

Receivables, net	95,680	92,179

Deferred tax assets, net	9,067	7,822

Other current assets	11,904	12,355

Total current assets	571,280	487,051

Property and equipment, net	101,789	102,624

Marketable securities	47,337	27,239

Cost in excess of fair value of assets purchased, net	37,096	37,096

Deferred tax assets, net	3,886	3,180

Other assets	22,769	23,153

Total assets	$784,157	$680,343

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$394	$408

Accounts payable	12,812	16,846

Accrued liabilities	37,228	30,524

Income taxes payable	3,409	7,096

Student deposits and current portion of deferred revenue	153,945	127,326

Total current liabilities	207,788	182,200

Deferred tuition revenue, less current portion	1,298	1,409

Long-term liabilities, less current portion	15,637	14,849

Total liabilities	224,723	198,458

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued

Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 114,725,000 and 114,237,000 issued and outstanding at February 28, 2002 and August 31, 2001, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 484,000 issued and outstanding at February 28, 2002 and August 31, 2001	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 9,756,000 and 9,447,000 issued and outstanding at February 28, 2002 and August 31, 2001, respectively

Additional paid-in capital	196,290	185,424

Apollo Education Group Class A treasury stock, at cost, 3,371,000 and 3,859,000 shares at February 28, 2002 and August 31, 2001, respectively	(54,344)	(60,761)

University of Phoenix Online treasury stock, at cost, 36,000 shares at February 28, 2002	(889)

Retained earnings	418,088	357,036

Accumulated other comprehensive income	185	82

Total shareholders’ equity	559,434	481,885

Total liabilities and shareholders’ equity	$784,157	$680,343

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2002	2001	2002	2001

		(Unaudited)
(In thousands, except per share amounts)

Revenues:

Tuition and other, net	$222,618	$162,980	$450,797	$340,053

Costs and expenses:

Instructional costs and services	118,778	94,237	235,538	189,472

Selling and promotional	46,886	32,991	92,305	63,999

General and administrative	13,333	11,723	27,987	23,709

	178,997	138,951	355,830	277,180

Income from operations	43,621	24,029	94,967	62,873

Interest income, net	2,736	3,661	5,779	6,829

Income before income taxes	46,357	27,690	100,746	69,702

Provision for income taxes	18,264	11,341	39,694	28,524

Net income	$28,093	$16,349	$61,052	$41,178

Net income attributed to:

Apollo Education Group common stock	$26,562	$15,695	$58,230	$40,134

University of Phoenix Online common stock	$1,531	$654	$2,822	$1,044

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.23	$0.14	$0.51	$0.35

Diluted net income per share	$0.23	$0.14	$0.50	$0.35

Basic weighted average shares outstanding	115,096	114,310	114,931	113,972

Diluted weighted average shares outstanding	116,950	116,008	116,777	115,608

University of Phoenix Online common stock:

Basic net income per share	$0.16	$0.08	$0.29	$0.12

Diluted net income per share	$0.14	$0.06	$0.26	$0.10

Basic weighted average shares outstanding	9,672	8,664	9,614	8,645

Diluted weighted average shares outstanding	11,180	10,180	11,058	9,970

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2002	2001	2002	2001

		(Unaudited)
(In thousands)

Net income	$28,093	$16,349	$61,052	$41,178

Other comprehensive income, net of income taxes:

Currency translation gain (loss)	59	(4)	103	86

Comprehensive income	$28,152	$16,345	$61,155	$41,264

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	February 28,
	2002	2001

	(Unaudited)
(In thousands)

Cash flows provided by (used for) operating activities:

Net income	$61,052	$41,178

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,372	15,626

Amortization of investment (discounts) premiums	1,058	(672)

Provision for uncollectible accounts	8,251	5,383

Deferred income taxes	(1,951)	(1,100)

Tax benefits of stock options exercised	10,985	9,222

Decrease (increase) in assets:

Restricted cash	(24,897)	(8,268)

Receivables	(11,752)	(5,414)

Other assets	982	1,256

Increase (decrease) in liabilities:

Accounts payable and accrued liabilities	(1,017)	6,901

Student deposits and deferred revenue	26,508	10,310

Other liabilities	1,087	996

Net cash provided by operating activities	87,678	75,418

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(16,180)	(19,194)

Purchase of marketable securities	(143,417)	(120,409)

Maturities of marketable securities	117,913	41,761

Purchase of other assets	(717)	(530)

Proceeds from sale of land		593

Net cash used for investing activities	(42,401)	(97,779)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock	(2,438)	(1,593)

Issuance of Apollo Education Group Class A common stock	8,222	11,993

Purchase of University of Phoenix Online common stock	(6,833)

Issuance of University of Phoenix Online common stock	6,458	74,871

Payments on long-term debt	(100)	(100)

Net cash provided by financing activities	5,309	85,171

Currency translation gain	103	86

Net increase in cash and cash equivalents	50,689	62,896

Cash and cash equivalents at beginning of period	145,933	59,912

Cash and cash equivalents at end of period	$196,622	$122,808

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and The College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2002 and 2001 refer to the periods ended February 28, 2002 and 2001, respectively.

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

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

4.     On April 4, 2002, the Board of Directors of Apollo authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend to be distributed on April 25, 2002 to shareholders of record at the close of business on April 15, 2002. Had this stock split been effective at the beginning of the three and six months periods ended February 28, 2002, the number of Apollo Education Group Class A and Class B common stock shares outstanding and earnings per share figures would have been:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2002		February 28, 2002
	As reported	Pro forma	As reported	Pro forma

(In thousands, except per share amounts)	(Unaudited)
Basic net income per share	$0.23	$0.15	$0.51	$0.34

Diluted net income per share	$0.23	$0.15	$0.50	$0.33

Basic weighted average shares outstanding	115,096	172,645	114,931	172,396

Diluted weighted average shares outstanding	116,950	175,425	116,777	175,173

On January 10, 2001, the Board of Directors of Apollo authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend. All Apollo Education Group common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

On April 4, 2002, the Board of Directors of Apollo authorized a 4-for-3 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend to be distributed on April 25, 2002 to shareholders of record at the close of business on April 15, 2002. Had this stock split been effective at the beginning of the three and six months periods ended February 28, 2002, the number of University of Phoenix Online common stock shares outstanding and earnings per share figures would have been:

	For the Three Months Ended		For the Six Months Ended
	February 28, 2002		February 28, 2002
	As reported	Pro forma	As reported	Pro forma

(In thousands, except per share amounts)	(Unaudited)
Basic net income per share	$0.16	$0.12	$0.29	$0.22

Diluted net income per share	$0.14	$0.10	$0.26	$0.19

Basic weighted average shares outstanding	9,672	12,896	9,614	12,818

Diluted weighted average shares outstanding	11,180	14,909	11,058	14,746

On June 29, 2001, the Board of Directors of Apollo authorized a 3-for-2 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. All University of Phoenix Online common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

5.     Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2002	2001	2002	2001

		(Unaudited)
(In thousands)

Apollo Education Group	$26,562	$15,695	$58,230	$40,134

University of Phoenix Online	1,531	654	2,822	1,044

Net income	$28,093	$16,349	$61,052	$41,178

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 88.0% at February 28, 2002 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows:

			For the Three Months Ended February 28,
		2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$26,562	115,096	$0.23	$15,695	114,310	$0.14

Effect of dilutive securities:

Stock options		1,854			1,698

Diluted net income per share	$26,562	116,950	$0.23	$15,695	116,008	$0.14

			For the Six Months Ended February 28,
		2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$58,230	114,931	$0.51	$40,134	113,972	$0.35

Effect of dilutive securities:

Stock options		1,846			1,636

Diluted net income per share	$58,230	116,777	$0.50	$40,134	115,608	$0.35

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 28, 2002 and 2001 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows:

			For the Three Months Ended February 28,
		2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$1,531	9,672	$0.16	$654	8,664	$0.08

Effect of dilutive securities:

Stock options		1,508			1,516

Diluted net income per share	$1,531	11,180	$0.14	$654	10,180	$0.06

				For the Period From the Date of the
	For the Six Months Ended February 28,			Offering Through February 28,
		2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
(In thousands, except per share amounts)

Basic net income per share	$2,822	9,614	$0.29	$1,044	8,645	$0.12

Effect of dilutive securities:

Stock options		1,444			1,325

Diluted net income per share	$2,822	11,058	$0.26	$1,044	9,970	$0.10

Basic earnings per share of University of Phoenix Online common stock for the three months ended February 28, 2002 and 2001 and the six months ended February 28, 2002 and for the period from the date of the offering through February 28, 2001 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock is included.

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

			Three Months Ended February 28,
	2002				2001

	Apollo	University of		Apollo	Apollo	University of		Apollo
	Education	Phoenix		Group,	Education	Phoenix		Group,
	Group	Online	Eliminations	Inc.	Group	Online	Eliminations	Inc.

				(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$150,461	$72,157	$—	$222,618	$126,855	$36,125	$—	$162,980

Inter-group license fee revenue(2)	2,886		(2,886)	—	1,445		(1,445)	—

	153,347	72,157	(2,886)	222,618	128,300	36,125	(1,445)	162,980

Costs and expenses:

Instructional costs and services

External expenses(3)	95,796	22,982		118,778	82,802	11,435		94,237

Inter-group allocated expenses(4)	(4,702)	4,702		—	(2,807)	2,807		—

Inter-group license fee expense(2)		2,886	(2,886)	—		1,445	(1,445)	—

Selling and promotional

External expenses(3)	30,069	16,817		46,886	24,495	8,496		32,991

Inter-group allocated expenses(4)	(174)	174		—	(223)	223		—

General and administrative

External expenses(3)	13,333			13,333	11,723			11,723

Inter-group allocated expenses(4)	(4,206)	4,206		—	(2,574)	2,574		—

	130,116	51,767	(2,886)	178,997	113,416	26,980	(1,445)	138,951

Income from operations	23,231	20,390	—	43,621	14,884	9,145	—	24,029

Interest income, net	2,025	711		2,736	2,651	1,010		3,661

Income before income taxes	25,256	21,101	—	46,357	17,535	10,155	—	27,690

Provision for income taxes(5)	9,876	8,388		18,264	7,226	4,115		11,341

Net income	$15,380	$12,713	$—	$28,093	$10,309	$6,040	$—	$16,349

				Six Months Ended February 28,
	2002				2001

	Apollo	University of		Apollo	Apollo	University of		Apollo
	Education	Phoenix		Group,	Education	Phoenix		Group,
	Group	Online	Eliminations	Inc.	Group	Online	Eliminations	Inc.

				(Unaudited)
(In thousands)

Revenues:

Tuition and other, net(1)	$314,300	$136,497	$—	$450,797	$269,841	$70,212	$—	$340,053

Inter-group license fee revenue(2)	5,460		(5,460)	—	2,808		(2,808)	—

	319,760	136,497	(5,460)	450,797	272,649	70,212	(2,808)	340,053

Costs and expenses:

Instructional costs and services

External expenses(3)	191,127	44,411		235,538	166,047	23,425		189,472

Inter-group allocated expenses(4)	(8,247)	8,247		—	(5,100)	5,100		—

Inter-group license fee expense(2)		5,460	(5,460)	—		2,808	(2,808)	—

Selling and promotional

External expenses(3)	59,997	32,308		92,305	48,093	15,906		63,999

Inter-group allocated expenses(4)	(323)	323		—	(415)	415		—

General and administrative

External expenses(3)	27,987			27,987	23,709			23,709

Inter-group allocated expenses(4)	(8,037)	8,037		—	(4,673)	4,673		—

	262,504	98,786	(5,460)	355,830	227,661	52,327	(2,808)	277,180

Income from operations	57,256	37,711	—	94,967	44,988	17,885	—	62,873

Interest income, net	4,218	1,561		5,779	5,125	1,704		6,829

Income before income taxes	61,474	39,272	—	100,746	50,113	19,589	—	69,702

Provision for income taxes(5)	24,083	15,611		39,694	20,551	7,973		28,524

Net income	$37,391	$23,661	$—	$61,052	$29,562	$11,616	$—	$41,178

         (1)  Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

         (2)  Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $2.9 million and $1.4 million for the three months ended February 28, 2002 and 2001, respectively, and $5.5 million and $2.8 million for the six months ended February 28, 2002 and 2001, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2002	2001	2002	2001

		(Unaudited)
(In thousands)

Instructional costs and services	$4,702	$2,807	$8,247	$5,100

Selling and promotional	174	223	323	415

General and administrative	4,206	2,574	8,037	4,673

	$9,082	$5,604	$16,607	$10,188

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

7.     The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to five client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

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

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with The University of Phoenix, Inc., filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has been scheduled, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, results of operations, or financial condition.

8.     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of February 28, 2002, the Company had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of WIU and the College.

The Company adopted SFAS No. 142 effective September 1, 2001. Under the Standard’s transitional rules, the Company was required to complete the first step of a two-step impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment was indicated by that test, the Company would have been required to complete the second test by August 31, 2002. The Company completed its first step test during the three months ended February 28, 2002 and determined that the estimated fair value of our goodwill exceeded the related carrying value as of September 1, 2001 and, therefore, a related impairment charge was not required. The Company will continue to monitor its goodwill balances for impairments on an annual basis or whenever circumstances indicate that the estimated fair value is less than the carrying value. The Company recognized goodwill amortization expense of $0.4 million and $0.7 million during the three and six month periods ended February 28, 2001; such amortization expense is no longer required under SFAS No. 142.

9.     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch, L.L.C. (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.8 million and provided a $1.2 million letter of credit which was paid in October 1999, in exchange for a 19% interest in the newly formed corporation. The Company accounted for its investment in IDL, which was included in other assets in the consolidated balance sheet as of August 31, 2001, under the cost method. Hermes, which owned a 30% interest in IDL as of August 31, 2001, is currently owned by Dr. John G. Sperling, the Chairman of Apollo.

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the consolidated balance sheet as of February 28, 2002.

Review by Independent Accountants

         The financial information as of February 28, 2002, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 2002, and the related consolidated statements of operations and of comprehensive income for each of the three-month and six-month periods ended February 28, 2002 and February 28, 2001 and the consolidated statement of cash flows for the six-month periods ended February 28, 2002 and February 28, 2001. These financial statements are the responsibility of Apollo Group, Inc.’s management.

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
March 25, 2002

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

         The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2001 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and six-month periods ended February 28, 2002 included in Item 1.

         This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2002, are expected to range from $45.0 to $50.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; and 4) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, results of operations, or financial condition.

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

SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements of Apollo Group, Inc. for the fiscal year ended August 31, 2001 included in our Form 10-K as filed with the Securities and Exchange Commission includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenues, receivables, and related liabilities

         Approximately 95.8% of our tuition and other net revenues during the first six months of 2002 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include sales of textbooks and other education-related products, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent approximately 92.6% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

         Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in our degree programs generally enroll in a program of study that encompasses a series of five to six week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which we are entitled under the terms of our revenue-sharing contracts with Institute for Professional Development client institutions, is recognized on a pro rata basis over the period of instruction for each course. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College for Financial Planning’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

         Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables.

         Many of our students participate in government sponsored financial aid programs under Title IV of the Higher Education Act of 1965. These financial aid programs generally consist of guaranteed student loans and direct grants to students. Guaranteed student loans are issued directly to the student by external financial institutions, to whom the student is obligated, and are non-recourse to us.

         Student deposits consist of payments made in advance of billings. As the student is billed, the student deposit is applied against the resulting student receivable.

Expenses

         We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative. Instructional costs and services at University of Phoenix, Western International University, and College for Financial Planning consist primarily of costs related to the delivery and administration of our educational programs that include faculty compensation, administrative salaries for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, and depreciation and amortization of property and equipment. University of Phoenix and Western International University faculty members are contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at Institute for Professional Development consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for Institute for Professional Development-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of its client institutions. Costs related to the start-up of new campuses and learning centers are expensed as incurred.

         Selling and promotional costs consist primarily of compensation for enrollment counselors and corporate marketing, advertising costs, production of marketing materials, and other costs related to selling and promotional functions. We expense selling and promotional costs as incurred. Selling and promotional costs include marketing salaries, direct-response and other advertising, promotional materials, and related marketing costs.

         General and administrative costs consist primarily of administrative salaries, occupancy costs, depreciation and amortization, and other related costs for departments such as executive management, information systems, corporate accounting, human resources, and other departments that do not provide direct services to our students. To the extent possible, we centralize these services to avoid duplication of effort.

Impairment of intangible assets

         Our intangible assets primarily consist of approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2002	2001	2002	2001

		(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Instructional costs and services	53.3	57.8	52.2	55.7

Selling and promotional	21.1	20.2	20.5	18.8

General and administrative	6.0	7.2	6.2	7.0

	80.4	85.2	78.9	81.5

Income from operations	19.6	14.8	21.1	18.5

Interest income, net	1.2	2.2	1.2	2.0

Income before income taxes	20.8	17.0	22.3	20.5

Less provision for income taxes	8.2	7.0	8.8	8.4

Net income	12.6%	10.0%	13.5%	12.1%

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2001

         Tuition and other net revenues increased by 36.6% to $222.6 million in the three months ended February 28, 2002 from $163.0 million in the three months ended February 28, 2001 due primarily to a 33.1% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended February 28, 2001 to the three months ended February 28, 2002.

         Tuition and other net revenues for the three months ended February 28, 2002 and 2001 consist primarily of $210.7 million and $149.8 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.7 million and $3.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 26.0% to $118.8 million in the three months ended February 28, 2002 from $94.2 million in the three months ended February 28, 2001 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 53.3% in the three months ended February 28, 2002 from 57.8% in the three months ended February 28, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

         Selling and promotional expenses increased by 42.1% to $46.9 million in the three months ended February 28, 2002 from $33.0 million in the three months ended February 28, 2001 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues increased to 21.1% in the three months ended February 28, 2002 from 20.2% in the three months ended February 28, 2001 due to increased advertising expenditures and additional enrollment counselors for University of Phoenix Online and new University of Phoenix campuses.

         General and administrative expenses increased by 13.7% to $13.3 million in the three months ended February 28, 2002 from $11.7 million in the three months ended February 28, 2001 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.0% in the three months ended February 28, 2002 from 7.2% in the three months ended February 28, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income was $2.7 million and $3.7 million in the three months ended February 28, 2002 and 2001, respectively. Interest expense was $136,000 and $111,000 for the three months ended February 28, 2002 and 2001, respectively.

         Our effective tax rate decreased to 39.4% in the three months ended February 28, 2002 from 41.0% in the three months ended February 28, 2001. This change is primarily the result of the impact of tax-exempt interest income.

         Net income increased to $28.1 million in the three months ended February 28, 2002 from $16.3 million in the three months ended February 28, 2001 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a reduction in our effective tax rate.

SIX MONTHS ENDED FEBRUARY 28, 2002 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 2001

         Tuition and other net revenues increased by 32.6% to $450.8 million in the six months ended February 28, 2002 from $340.1 million in the six months ended February 28, 2001 due primarily to a 29.3% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the six months ended February 28, 2001 to the six months ended February 28, 2002.

         Tuition and other net revenues for the six months ended February 28, 2002 and 2001 consist primarily of $426.3 million and $310.6 million, respectively, of net tuition revenues from students enrolled in degree programs and $5.6 million and $7.8 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 24.3% to $235.5 million in the six months ended February 28, 2002 from $189.5 million in the six months ended February 28, 2001 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 52.2% in the six months ended February 28, 2002 from 55.7% in the six months ended February 28, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

         Selling and promotional expenses increased by 44.2% to $92.3 million in the six months ended February 28, 2002 from $64.0 million in the six months ended February 28, 2001 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues increased to 20.5% in the six months ended February 28, 2002 from 18.8% in the six months ended February 28, 2001 due to increased advertising expenditures and additional enrollment counselors for University of Phoenix Online and new University of Phoenix campuses.

         General and administrative expenses increased by 18.0% to $28.0 million in the six months ended February 28, 2002 from $23.7 million in the six months ended February 28, 2001 due primarily to increased employee expenses related primarily to information services and depreciation related to the implementation of information support systems. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.2% in the six months ended February 28, 2002 from 7.0% in the six months ended February 28, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income was $5.8 million and $6.8 million in the six months ended February 28, 2002 and 2001, respectively. Interest expense was $225,000 and $222,000 for the six months ended February 28, 2002 and 2001, respectively.

         Our effective tax rate decreased to 39.4% in the six months ended February 28, 2002 from 40.9% in the six months ended February 28, 2001. This change is primarily the result of the impact of tax-exempt interest income.

         Net income increased to $61.1 million in the six months ended February 28, 2002 from $41.2 million in the six months ended February 28, 2001 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a reduction in our effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $87.7 million in the six months ended February 28, 2002 from $75.4 million in the six months ended February 28, 2001. The increase resulted primarily from increased net income and a larger increase in student deposits and deferred revenue partially offset by a larger increase in restricted cash and receivables.

         Capital expenditures decreased to $16.2 million during the six months ended February 28, 2002 compared to $19.2 million in the six months ended February 28, 2001. Total purchases of property and equipment for the year ended August 31, 2002 are expected to range from $45.0 to $50.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

         At February 28, 2002, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At February 28, 2002, availability under the line of credit was reduced by an outstanding letter of credit of $8.8 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2004.

         Our Board of Directors authorized a program allocating up to $150.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of February 28, 2002, we had repurchased approximately 6,705,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $107.2 million and approximately 275,000 shares of University of Phoenix Online common stock at a total cost of approximately $6.8 million.

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

         The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 28, 2002, we had approximately $82.8 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

         The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to five client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both Institute for Professional Development and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with Institute for Professional Development’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

         During 2001, Institute for Professional Development recorded a charge of $5.1 million (including $1.4 million recorded in the first quarter of 2001), to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

         Although we believe that the OIG’s audits of Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of February 28, 2002, we had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning.

         We adopted SFAS No. 142 effective September 1, 2001. Under the Standard’s transitional rules, we were required to complete the first step of a two-step impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment was indicated by that test, we would have been required to complete the second test by August 31, 2002. We completed our first step test during the three months ended February 28, 2002 and determined that the estimated fair value of our goodwill exceeded the related carrying value as of September 1, 2001 and, therefore, a related impairment charge was not required. We will continue to monitor our goodwill balances for impairments on an annual basis or whenever circumstances indicate that the estimated fair value is less than the carrying value. We recognized goodwill amortization expense of $0.4 million and $0.7 million during the three and six month periods ended February 28, 2001; such amortization expense is no longer required under SFAS No. 142.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with The University of Phoenix, Inc., filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has been scheduled, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On January 23, 2002, our Class B common stock shareholders acted by unanimous written consent in lieu of an annual meeting. Pursuant to the unanimous written consent, the Class B shareholders elected as Class III directors, to hold office until the 2005 annual meeting of shareholders: Todd S. Nelson, Peter V. Sperling, and John Blair.

Apollo’s other incumbent directors (John G. Sperling, Ph.D., Dino J. DeConcini, Thomas Weir, John R. Norton III, Hedy F. Govenar, and J. Jorge Klor de Alva) had terms that continued after the 2002 annual meeting.

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002

Exhibit 10.14	Promissory Note from Hermes Onetouch, L.L.C.

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended February 28, 2002.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: April 12, 2002

By: /s/ Kenda B. Gonzales Kenda B. Gonzales Chief Financial Officer

By: /s/ Daniel E. Bachus Daniel E. Bachus Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson Todd S. Nelson President and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

PAGE

10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Filed herewith

10.14	Promissory Note from Hermes Onetouch, L.L.C.	Filed herewith

15.1	Letter on Unaudited Interim Financial Information	Filed herewith

99	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations	Filed herewith