Form 10-Q
period 2002-05-31
APOLLO GROUP INC
filed 2002-07-12
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

  Yes             No

AT JULY 9, 2002, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	173,020,000 Shares

Apollo Education Group Class B common stock, no par value	484,000 Shares

University of Phoenix Online common stock, no par value	14,099,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 15.1	–	Letter on Unaudited Interim Financial Information

EXHIBIT 99	–	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31,	August 31,
	2002	2001

	(Unaudited)
(Dollars in thousands)
Assets:

Current assets

Cash and cash equivalents	$238,655	$145,933

Restricted cash	88,755	57,896

Marketable securities	207,238	170,866

Receivables, net	94,543	92,179

Deferred tax assets, net	10,863	7,822

Other current assets	12,630	12,355

Total current assets	652,684	487,051

Property and equipment, net	104,383	102,624

Marketable securities	64,197	27,239

Cost in excess of fair value of assets purchased, net	37,096	37,096

Deferred tax assets, net	4,655	3,180

Other assets	23,310	23,153

Total assets	$886,325	$680,343

Liabilities and Shareholders’ Equity:

Current liabilities

Current portion of long-term liabilities	$3,003	$408

Accounts payable	15,401	16,846

Accrued liabilities	37,470	30,524

Income taxes payable	14,168	7,096

Student deposits and current portion of deferred revenue	164,777	127,326

Total current liabilities	234,819	182,200

Deferred tuition revenue, less current portion	1,157	1,409

Long-term liabilities, less current portion	20,216	14,849

Total liabilities	256,192	198,458

Commitments and contingencies

Shareholders’ equity

Preferred stock, no par value, 1,000,000 shares authorized; none issued Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 172,843,000 and 171,597,000 issued and outstanding at May 31, 2002 and August 31, 2001, respectively	103	103

Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 484,000 issued and outstanding at May 31, 2002 and August 31, 2001	1	1

University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 13,550,000 and 12,596,000 issued and outstanding at May 31, 2002 and August 31, 2001, respectively

Additional paid-in capital	210,037	185,424

Apollo Education Group Class A treasury stock, at cost, 4,540,000 and 5,789,000 shares at May 31, 2002 and August 31, 2001, respectively	(48,878)	(60,761)

University of Phoenix Online treasury stock, at cost, 3,000 shares at May 31, 2002	(50)

Retained earnings	468,887	357,036

Accumulated other comprehensive income	33	82

Total shareholders’ equity	630,133	481,885

Total liabilities and shareholders’ equity	$886,325	$680,343

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

		(Unaudited)
(In thousands, except per share amounts)
Revenues:

Tuition and other, net	$276,349	$214,305	$727,146	$554,358

Costs and expenses:

Instructional costs and services	129,764	107,871	365,302	297,343

Selling and promotional	50,546	40,127	142,851	104,126

General and administrative	15,260	13,600	43,247	37,309

	195,570	161,598	551,400	438,778

Income from operations	80,779	52,707	175,746	115,580

Interest income, net	3,068	3,755	8,847	10,584

Income before income taxes	83,847	56,462	184,593	126,164

Provision for income taxes	33,048	21,074	72,742	49,598

Net income	$50,799	$35,388	$111,851	$76,566

Net income attributed to:

Apollo Education Group common stock	$48,369	$34,224	$106,599	$74,358

University of Phoenix Online common stock	$2,430	$1,164	$5,252	$2,208

Earnings per share attributed to:

Apollo Education Group common stock:

Basic net income per share	$0.28	$0.20	$0.62	$0.43

Diluted net income per share	$0.27	$0.20	$0.61	$0.43

Basic weighted average shares outstanding	173,112	171,758	172,635	171,224

Diluted weighted average shares outstanding	176,040	174,366	175,462	173,731

University of Phoenix Online common stock:

Basic net income per share	$0.18	$0.10	$0.40	$0.19

Diluted net income per share	$0.16	$0.09	$0.35	$0.16

Basic weighted average shares outstanding	13,283	11,664	12,974	11,572

Diluted weighted average shares outstanding	15,291	13,586	14,928	13,391

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

		(Unaudited)
(In thousands)
Net income	$50,799	$35,388	$111,851	$76,566

Other comprehensive income, net of income taxes:

Currency translation gain (loss)	(152)	10	(49)	96

Comprehensive income	$50,647	$35,398	$111,802	$76,662

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2002	2001

	(Unaudited)
(In thousands)
Cash flows provided by (used for) operating activities:

Net income	$111,851	$76,566

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,341	24,034

Amortization of investment premiums (discounts)	2,208	(1,147)

Provision for uncollectible accounts	11,495	8,802

Deferred income taxes	(4,516)	(1,237)

Tax benefits of stock options exercised	20,537	10,489

Decrease (increase) in assets:

Restricted cash	(30,859)	(14,885)

Receivables	(13,859)	(15,663)

Other assets	(204)	1,620

Increase in liabilities:

Accounts payable and accrued liabilities	12,573	11,732

Student deposits and deferred revenue	37,199	16,960

Other liabilities	8,576	1,569

Net cash provided by operating activities	181,342	118,840

Cash flows provided by (used for) investing activities:

Net additions to property and equipment	(27,713)	(31,178)

Cost of facility subject to sale-leaseback		(3,447)

Purchase of marketable securities	(225,568)	(176,464)

Maturities of marketable securities	150,030	80,153

Purchase of other assets	(1,129)	(743)

Proceeds from sale of land		879

Net cash used for investing activities	(104,380)	(130,800)

Cash flows provided by (used for) financing activities:

Purchase of Apollo Education Group Class A common stock	(2,438)	(1,593)

Issuance of Apollo Education Group Class A common stock	14,368	13,165

Purchase of University of Phoenix Online common stock	(6,833)

Issuance of University of Phoenix Online common stock	10,812	76,244

Payments on long-term debt	(100)	(100)

Net cash provided by financing activities	15,809	87,716

Currency translation gain (loss)	(49)	96

Net increase in cash and cash equivalents	92,722	75,852

Cash and cash equivalents at beginning of period	145,933	59,912

Cash and cash equivalents at end of period	$238,655	$135,764

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and The College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2002 and 2001 refer to the periods ended May 31, 2002 and 2001, respectively.

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

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended May 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

On June 29, 2001, the Board of Directors of Apollo authorized a 3-for-2 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. On April 4, 2002, the Board of Directors of Apollo authorized a 4-for-3 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. All University of Phoenix Online common stock amounts and earnings per share figures for periods prior to the stock splits have been restated to reflect the effect of the stock splits.

5.     Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

	(Unaudited)
(In thousands)
Apollo Education Group	$48,369	$34,224	$106,599	$74,358

University of Phoenix Online	2,430	1,164	5,252	2,208

Net income	$50,799	$35,388	$111,851	$76,566

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 87.5% at May 31, 2002 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows:

	For the Three Months Ended May 31,
	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$48,369	173,112	$0.28	$34,224	171,758	$0.20

Effect of dilutive securities:

Stock options		2,928			2,608

Diluted net income per share	$48,369	176,040	$0.27	$34,224	174,366	$0.20

	For the Nine Months Ended May 31,
	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$106,599	172,635	$0.62	$74,358	171,224	$0.43

Effect of dilutive securities:

Stock options		2,827			2,507

Diluted net income per share	$106,599	175,462	$0.61	$74,358	173,731	$0.43

Basic earnings per share for Apollo Education Group common stock for the three and nine months ended May 31, 2002 and 2001 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows:

	For the Three Months Ended May 31,
	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$2,430	13,283	$0.18	$1,164	11,664	$0.10

Effect of dilutive securities:

Stock options		2,008			1,922

Diluted net income per share	$2,430	15,291	$0.16	$1,164	13,586	$0.09

				For the Period From the Date of the
	For the Nine Months Ended May 31,			Offering Through May 31,
	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
(In thousands, except per share amounts)
Basic net income per share	$5,252	12,974	$0.40	$2,208	11,572	$0.19

Effect of dilutive securities:

Stock options		1,954			1,819

Diluted net income per share	$5,252	14,928	$0.35	$2,208	13,391	$0.16

Basic earnings per share of University of Phoenix Online common stock for the three months ended May 31, 2002 and 2001 and the nine months ended May 31, 2002 and for the period from the date of the offering through May 31, 2001 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share was calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock is included.

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

	Three Months Ended May 31,
	2002				2001

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:

Tuition and other, net(1)	$185,301	$91,048	$—	$276,349	$160,234	$54,071	$—	$214,305

Inter-group license fee revenue(2)	3,642		(3,642)	—	2,163		(2,163)	—

	188,943	91,048	(3,642)	276,349	162,397	54,071	(2,163)	214,305

Costs and expenses:

Instructional costs and services

External expenses(3)	102,965	26,799		129,764	92,753	15,118		107,871

Inter-group allocated expenses(4)	(4,907)	4,907		—	(3,502)	3,502		—

Inter-group license fee expense(2)		3,642	(3,642)	—		2,163	(2,163)	—

Selling and promotional

External expenses(3)	31,598	18,948		50,546	27,015	13,112		40,127

Inter-group allocated expenses(4)	(185)	185		—	(337)	337		—

General and administrative

External expenses(3)	15,260			15,260	13,600			13,600

Inter-group allocated expenses(4)	(4,675)	4,675		—	(3,200)	3,200		—

	140,056	59,156	(3,642)	195,570	126,329	37,432	(2,163)	161,598

Income from operations	48,887	31,892	—	80,779	36,068	16,639	—	52,707

Interest income, net	2,316	752		3,068	2,747	1,008		3,755

Income before income taxes	51,203	32,644	—	83,847	38,815	17,647	—	56,462

Provision for income taxes(5)	20,072	12,976		33,048	14,075	6,999		21,074

Net income	$31,131	$19,668	$—	$50,799	$24,740	$10,648	$—	$35,388

	Nine Months Ended May 31,
	2002				2001

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:

Tuition and other, net(1)	$499,601	$227,545	$—	$727,146	$430,075	$124,283	$—	$554,358

Inter-group license fee revenue(2)	9,102		(9,102)	—	4,971		(4,971)	—

	508,703	227,545	(9,102)	727,146	435,046	124,283	(4,971)	554,358

Costs and expenses:

Instructional costs and services

External expenses(3)	294,092	71,210		365,302	258,800	38,543		297,343

Inter-group allocated expenses(4)	(13,154)	13,154		—	(8,602)	8,602		—

Inter-group license fee expense(2)		9,102	(9,102)	—		4,971	(4,971)	—

Selling and promotional

External expenses(3)	91,595	51,256		142,851	75,108	29,018		104,126

Inter-group allocated expenses(4)	(508)	508		—	(752)	752		—

General and administrative

External expenses(3)	43,247			43,247	37,309			37,309

Inter-group allocated expenses(4)	(12,712)	12,712		—	(7,873)	7,873		—

	402,560	157,942	(9,102)	551,400	353,990	89,759	(4,971)	438,778

Income from operations	106,143	69,603	—	175,746	81,056	34,524	—	115,580

Interest income, net	6,534	2,313		8,847	7,872	2,712		10,584

Income before income taxes	112,677	71,916	—	184,593	88,928	37,236	—	126,164

Provision for income taxes(5)	44,155	28,587		72,742	34,626	14,972		49,598

Net income	$68,522	$43,329	$—	$111,851	$54,302	$22,264	$—	$76,566

(1)	Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

(2)	Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $3.6 million and $2.2 million for the three months ended May 31, 2002 and 2001, respectively, and $9.1 million and $5.0 million for the nine months ended May 31, 2002 and 2001, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

(3)	External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

(4)	Certain costs incurred by Apollo Group, Inc. and The University of Phoenix, Inc. including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and The University of Phoenix, Inc. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

	(Unaudited)
(In thousands)
Instructional costs and services	$4,907	$3,502	$13,154	$8,602

Selling and promotional	185	337	508	752

General and administrative	4,675	3,200	12,712	7,873

	$9,767	$7,039	$26,374	$17,227

(5)	University of Phoenix Online’s results, along with other divisions of The University of Phoenix, Inc., are included in the Apollo Group, Inc. consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo Group, Inc., with the exception of certain state taxes that are based upon an apportionment of The University of Phoenix, Inc. taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

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

During 2001, IPD recorded a charge of $5.1 million (including $4.1 million recorded in the first nine months of 2001), to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

Although we believe that the OIG’s audits of IPD’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with The University of Phoenix, Inc., filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

8.     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of May 31, 2002, the Company had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of WIU and the College.

The Company adopted SFAS No. 142 effective September 1, 2001. Under the Standard’s transitional rules, the Company was required to complete the first step of a two-step impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment was indicated by that test, the Company would have been required to complete the second test by August 31, 2002. The Company has completed its first step test and determined that the estimated fair value of our goodwill exceeded the related carrying value as of September 1, 2001 and, therefore, a related impairment charge was not required. The Company will continue to monitor its goodwill balances for impairments on an annual basis or whenever circumstances indicate that the estimated fair value is less than the carrying value. The Company recognized goodwill amortization expense of $0.3 million and $1.0 million during the three and nine month periods ended May 31, 2001; such amortization expense is no longer required under SFAS No. 142.

9.     In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch, L.L.C. (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. The Company accounted for its investment in IDL, which was included in other assets in the consolidated balance sheet as of August 31, 2001, under the cost method. Hermes, which owned a 30% interest in IDL as of August 31, 2001, is currently owned by Dr. John G. Sperling, the Chairman of Apollo.

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the consolidated balance sheet as of May 31, 2002.

Review by Independent Accountants

         The financial information as of May 31, 2002, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 2002, and the related consolidated statements of operations and of comprehensive income for each of the three-month and nine-month periods ended May 31, 2002 and May 31, 2001 and the consolidated statement of cash flows for the nine-month periods ended May 31, 2002 and May 31, 2001. These financial statements are the responsibility of Apollo Group, Inc.’s management.

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
June 24, 2002

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

         The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2001 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and nine-month periods ended May 31, 2002 included in Item 1.

         This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2002, are expected to range from $40.0 to $45.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; and 4) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

Revenues, receivables, and related liabilities

         95.8% of our tuition and other net revenues during the first nine months of 2002 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include sales of textbooks and other education-related products, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 92.8% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

         Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. A significant change in the aging of our accounts receivable balances would have an effect on the allowance for doubtful accounts balance.

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

Impairment of intangible assets

         Our intangible assets primarily consist of approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record non-cash impairment charges for these assets not previously recorded.

RESULTS OF OPERATIONS

         The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2002	2001	2002	2001

	(Unaudited)
Revenues:

Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:

Instructional costs and services	47.0	50.3	50.2	53.7

Selling and promotional	18.3	18.7	19.6	18.8

General and administrative	5.5	6.4	6.0	6.7

	70.8	75.4	75.8	79.2

Income from operations	29.2	24.6	24.2	20.8

Interest income, net	1.1	1.7	1.2	2.0

Income before income taxes	30.3	26.3	25.4	22.8

Provision for income taxes	11.9	9.8	10.0	9.0

Net income	18.4%	16.5%	15.4%	13.8%

THREE MONTHS ENDED MAY 31, 2002 COMPARED WITH THREE MONTHS ENDED MAY 31, 2001

         Tuition and other net revenues increased by 29.0% to $276.3 million in the three months ended May 31, 2002 from $214.3 million in the three months ended May 31, 2001 due primarily to a 24.7% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended May 31, 2001 to the three months ended May 31, 2002.

         Tuition and other net revenues for the three months ended May 31, 2002 and 2001 consist primarily of $261.7 million and $198.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $3.0 million and $3.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 20.3% to $129.8 million in the three months ended May 31, 2002 from $107.9 million in the three months ended May 31, 2001 due primarily to the direct costs necessary to support the increase in degree student enrollments partially offset by the $2.7 million reserve taken in the third quarter of 2001 related to the IPD client institutions audit by the OIG. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 47.0% in the three months ended May 31, 2002 from 50.3% in the three months ended May 31, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services and the $2.7 million reserve taken in the third quarter of 2001 related to the IPD client institutions audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

         Selling and promotional expenses increased by 26.0% to $50.5 million in the three months ended May 31, 2002 from $40.1 million in the three months ended May 31, 2001 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues decreased to 18.3% in the three months ended May 31, 2002 from 18.7% in the three months ended May 31, 2001 due to greater tuition and other net revenues being spread over a proportionately lower increase in advertising and marketing expenditures partially offset by additional enrollment counselors for University of Phoenix Online and new University of Phoenix campuses.

         General and administrative expenses increased by 12.2% to $15.3 million in the three months ended May 31, 2002 from $13.6 million in the three months ended May 31, 2001 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.5% in the three months ended May 31, 2002 from 6.4% in the three months ended May 31, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income was $3.1 million and $3.8 million in the three months ended May 31, 2002 and 2001, respectively. Interest expense was $113,000 for the three months ended May 31, 2002 and 2001.

         Our effective tax rate increased to 39.4% in the three months ended May 31, 2002 from 37.3% in the three months ended May 31, 2001. This change is primarily the result of the impact of tax-exempt interest income.

         Net income increased to $50.8 million in the three months ended May 31, 2002 from $35.4 million in the three months ended May 31, 2001 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services, selling and promotional expenses, and general and administrative expenses, partially offset by an increase in our effective tax rate.

NINE MONTHS ENDED MAY 31, 2002 COMPARED WITH NINE MONTHS ENDED MAY 31, 2001

         Tuition and other net revenues increased by 31.2% to $727.1 million in the nine months ended May 31, 2002 from $554.4 million in the nine months ended May 31, 2001 due primarily to a 27.8% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the nine months ended May 31, 2001 to the nine months ended May 31, 2002.

         Tuition and other net revenues for the nine months ended May 31, 2002 and 2001 consist primarily of $688.0 million and $509.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $8.6 million and $11.0 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

         Instructional costs and services increased by 22.9% to $365.3 million in the nine months ended May 31, 2002 from $297.3 million in the nine months ended May 31, 2001 due primarily to the direct costs necessary to support the increase in degree student enrollments partially offset by the $4.1 million reserve taken in the first nine months of 2001 related to the IPD client institutions audit by the OIG. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 50.2% in the nine months ended May 31, 2002 from 53.7% in the nine months ended May 31, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services and the $4.1 million reserve taken in the first nine months of 2001 related to the IPD client institutions audit by the OIG. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

         Selling and promotional expenses increased by 37.2% to $142.9 million in the nine months ended May 31, 2002 from $104.1 million in the nine months ended May 31, 2001 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues increased to 19.6% in the nine months ended May 31, 2002 from 18.8% in the nine months ended May 31, 2001 due to additional enrollment counselors for University of Phoenix Online and new University of Phoenix campuses.

         General and administrative expenses increased by 15.9% to $43.2 million in the nine months ended May 31, 2002 from $37.3 million in the nine months ended May 31, 2001 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 6.0% in the nine months ended May 31, 2002 from 6.7% in the nine months ended May 31, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

         Net interest income decreased to $8.8 million in the nine months ended May 31, 2002 from $10.6 million in the nine months ended May 31, 2001 due to reduced investment yields partially offset by increased investment balances. Interest expense was $338,000 and $335,000 for the nine months ended May 31, 2002 and 2001, respectively.

         Our effective tax rate remained relatively constant at 39.4% in the nine months ended May 31, 2002 from 39.3% in the nine months ended May 31, 2001.

         Net income increased to $111.9 million in the nine months ended May 31, 2002 from $76.6 million in the nine months ended May 31, 2001 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative expenses.

SEASONALITY IN RESULTS OF OPERATIONS

         We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) average full-time equivalent degree student enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased to $181.3 million in the nine months ended May 31, 2002 from $118.8 million in the nine months ended May 31, 2001. The increase resulted primarily from increased net income and a larger increase in student deposits and deferred revenue partially offset by a larger increase in restricted cash.

         Capital expenditures decreased to $27.7 million during the nine months ended May 31, 2002 compared to $34.6 million in the nine months ended May 31, 2001 primarily due to costs associated with building an additional facility for University of Phoenix Online in 2001. Total purchases of property and equipment for the year ended August 31, 2002 are expected to range from $40.0 to $45.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

         At May 31, 2002, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At May 31, 2002, availability under the line of credit was reduced by an outstanding letter of credit of $8.8 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2004.

         Our Board of Directors authorized a program allocating up to $150.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of May 31, 2002, we had repurchased approximately 10,058,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $107.2 million and approximately 367,000 shares of University of Phoenix Online common stock at a total cost of approximately $6.8 million.

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

         The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of May 31, 2002, we had approximately $88.8 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

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

         During 2001, Institute for Professional Development recorded a charge of $5.1 million (including $4.1 million recorded in the first nine months of 2001), to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which is reflected in instructional costs and services in the accompanying consolidated statement of operations, was based on information available to us and our previous experience with respect to such settlements.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and requires all acquisitions to be accounted for using the purchase method. SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under the new guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. As of May 31, 2002, we had approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning.

         We adopted SFAS No. 142 effective September 1, 2001. Under the Standard’s transitional rules, we were required to complete the first step of a two-step impairment test by February 28, 2002 using carrying and fair value information as of September 1, 2001. If an impairment was indicated by that test, we would have been required to complete the second test by August 31, 2002. We have completed our first step test and determined that the estimated fair value of our goodwill exceeded the related carrying value as of September 1, 2001 and, therefore, a related impairment charge was not required. We will continue to monitor our goodwill balances for impairments on an annual basis or whenever circumstances indicate that the estimated fair value is less than the carrying value. We recognized goodwill amortization expense of $0.3 million and $1.0 million during the three and nine month periods ended May 31, 2001; such amortization expense is no longer required under SFAS No. 142.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

         On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with The University of Phoenix, Inc., filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

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

No reports on Form 8-K were filed during the three months ended May 31, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: July 11, 2002

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