Form 10-K
period 2002-08-31
APOLLO GROUP INC
filed 2002-11-27
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number : 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

ARIZONA	86-0419443

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

         No shares of the Company’s Apollo Education Group Class B common stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A common stock are not entitled to any voting rights. Aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of November 11, 2002, was approximately $5.3 billion. The holders of the Company’s University of Phoenix Online common stock are not entitled to any voting rights. Aggregate market value of University of Phoenix Online common stock held by non-affiliates as of November 11, 2002, was approximately $426.7 million. The number of shares outstanding for each of the registrant’s classes of common stock, as of November 11, 2002, is as follows:

Apollo Education Group Class A common stock, no par value	173,969,000 Shares

Apollo Education Group Class B common stock, no par value	484,000 Shares

University of Phoenix Online common stock, no par value	14,712,000 Shares

Documents Incorporated By Reference

         Portions of the registrant's Annual Report to Shareholders for the year ended August 31, 2002 are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2002 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-K
INDEX

PART I

Item 1 — Business

Overview

         This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.,” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” which are incorporated by reference from our 2002 Annual Report, contain forward-looking statements regarding future events and future results of Apollo Group that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. Words such as “believes,” “expects,” “anticipates,” “estimates,” “targets,” “goals,” “projects,” “intends,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” and those factors set forth in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

         Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, The University of Phoenix, Inc., Institute for Professional Development, The College for Financial Planning Institutes Corporation, and Western International University, Inc. The consolidated enrollment in our educational programs would make us the largest private institution of higher education in the United States. We currently offer our programs and services at 65 campuses and 111 learning centers in 37 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment increased to approximately 157,800 at August 31, 2002 from approximately 71,400 at August 31, 1998.

         University of Phoenix had degree enrollments of approximately 133,700 adult students at August 31, 2002, is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 40 physical campuses and 80 learning centers in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 60% of University of Phoenix’s students receive some level of tuition assistance from their employers.

         Institute for Professional Development provides program development and management services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program development, curriculum development, market research, student recruitment, and performing accounting and administrative services. Institute for Professional Development provides these services to regionally accredited private colleges and universities at 22 campuses and 28 learning centers in 23 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. Institute for Professional Development places a priority on institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/learning model than the 18 to 24 year old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.

         Approximately 21,700 degree-seeking students are currently enrolled in Institute for Professional Development assisted programs.

         The College for Financial Planning provides financial planning education programs, including the Certified Financial Planner Professional Education Program. The College for Financial Planning began offering some of its non-degree programs at University of Phoenix campuses in 1999.

         Western International University currently offers graduate and undergraduate degree programs to approximately 1,800 students in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

         We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our Internet Web Site addresses are as follows:

•	Apollo Group	http://www.apollogrp.edu

•	University of Phoenix	http://www.phoenix.edu

•	University of Phoenix Online	http://www.uoponline.com

•	Institute for Professional Development	http://www.ipd.org

•	Western International University	http://www.wintu.edu

•	College for Financial Planning	http://www.fp.edu

         Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2002, 2001, and 2000 relate to the fiscal years ended August 31, 2002, 2001, and 2000, respectively.

Industry Background

         The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $260 billion industry. According to the U.S. Department of Education, over 6 million, or 40% of all students enrolled in higher education programs are over the age of 24. This number is projected to reach 6.5 million in 2007 and 6.7 million in 2011. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

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

•	Experienced Faculty Resources. While substantially all of our faculty are working professionals, we require each member of our faculty to possess either a Masters or Doctoral degree and to have five years of recent professional experience in a field related to the subject they teach. We have well-developed methods for hiring and training our faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching internship with a more experienced faculty member. Our classes are designed to be small, with an average of one instructor for every fifteen students. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. We use content experts selected from our approximately 17,600 faculty to design our curriculum. This enables us to offer current and relevant standardized programs to our students. We also utilize an institution-wide system to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. This system evaluates the cognitive and affective skills of our students upon registration and upon conclusion of the program and also surveys students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of our students often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Our classes are taught by a practitioner faculty that emphasizes the skills desired by employers. In addition, the time flexibility provided by our classes further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 60% of its students receive some level of tuition assistance from their employers.

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

         Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. To its degree offerings, University of Phoenix has recently added the Master of Business Administration in Health Care Management and specializations in Marketing and Human Resource Management to its Master of Business Administration, specializations in Elementary and Secondary Education and Adult Education and Distance Learning to its Master of Arts in Education, and a specialization in Educational Counseling to its Master of Counseling. To its certificate programs, University of Phoenix has recently added graduate certificates in e-Business, Technology Management, and Global Management, as well as a certificate in Operations and Supply Chain Management. We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of approximately 46 persons involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as a Bachelor of Science in Education, Master of Science in Criminal Justice, Master of Social Work, Master of Health Administration, Doctor of Health Administration, Doctor of Business Administration, Doctor of Education, and an emphasis in Finance to University of Phoenix’s Bachelor of Science in Business;

•	certificate programs, such as Psychopharmocology; and

•	professional certification, such as Call Center Professional, Special Education, and English as a Second Language.

         Expand Access to Programs. We plan to continue expanding our distance education programs and services. Enrollments in distance education degree programs have increased to approximately 49,900 in 2002 from approximately 4,800 in 1998. University of Phoenix Online courses and programs are available via the Internet 24 hours a day, 7 days a week and can be accessed using basic technology, such as a Pentium-class personal computer, a 56.6K modem, and an Internet service provider, which enhances the accessibility of and the potential market for University of Phoenix Online programs.

         International Expansion. We believe that the international market for our services is a major growth opportunity. The U.S. is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in approximately 75 countries despite having used only limited advertising. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs. Additionally, we plan to offer the University of Phoenix educational model at physical campuses in international markets pursuant to agreements with Apollo International, Inc. as described in Item 13. The first offering under these agreements was started in the Netherlands in September 1999, where we are currently servicing approximately 80 students.

         Effective September 2002, Western International University entered into an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Apollo International, Inc. will manage the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content and the quality of the programs.

         We will continue to monitor and assess the feasibility of expanding our educational programs to other international markets through similar licensing agreements. Currently we do not plan to independently open facilities outside of North America.

Teaching/Learning Model-Degree Programs

         Our teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions was designed specifically to meet the educational needs of working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person learning team. Learning team sessions are an integral part of each course. They facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects, and develop communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or the professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

         Components of our teaching/learning model include:

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

An Active Learning Environment
Courses are designed to encourage and facilitate collaboration between students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team.

Library and Other Learning Resource Services
Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students can access these services directly through the Internet or with the help of a Learning Resource Services research librarian.

Sequential Enrollment	Students enroll in and complete classes sequentially, rather than concurrently. This permits working adults to focus their attentions and resources on one subject at a time, and creates a better balance between learning and ongoing personal and professional responsibilities.

Academic Quality	We have an Academic Quality Management System designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which seeks to measure student growth in both the cognitive (subject matter) and affective (educational, personal, and professional values) skills.

Structural Components of Teaching/Learning Model

         While adults over the age of 24 comprise approximately 40% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year-old students and conduct research. University of Phoenix and Institute for Professional Development client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adults to earn their degrees without major disruption to their personal and professional lives.

         The educational literature suggests that working adults require a different teaching/learning model than that designed for traditional, younger students. Working adults seek accessibility, curriculum consistency, time and cost effectiveness, and learning that has an immediate application to the workplace.

         The facilitating elements of our teaching/learning model include:

Accessibility	Professional programs that can be accessed through a variety of delivery modes (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs	While the majority of the faculty at most accredited colleges and universities are employed full-time, most of the University of Phoenix’s faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average University of Phoenix student has been employed full-time for 14 years. The focus on adult, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This facilitates sensitivity to the needs and perceptions of employers. It also helps to generate and sustain diverse sources of revenues. Approximately 60% of University of Phoenix’s students receive some level of tuition assistance from their employers; approximately 54% receive at least half of their tuition, and approximately 20% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

         The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and for students seeking further education in financial services, including a Master of Science in Financial Planning. The College for Financial Planning has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the Masters degree, these same programs are offered in a classroom-based format through University of Phoenix campuses as well as adjunct faculty groups and we also offer them through Internet online-based formats. Most of the College for Financial Planning’s students are employed, and over 70% have a bachelors degree or higher. The College for Financial Planning’s programs are developed internally by 13 full-time faculty. These programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.

         Western International University’s teaching/learning model has similar characteristics to the teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. However, Western International University provides educational programs in two-month sessions and, while its students are primarily working adults, Western International University also serves international and domestic students who are between the ages of 18 and 24. Western International University’s faculty consists of approximately 13 full-time faculty and 250 part-time faculty. Western International University’s faculty are working professionals and possess earned Masters or Doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.

Degree Programs and Services

         University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies

•	Bachelor of Science in Business

o	Areas of Specialization

•	Accounting

•	Administration

•	E-business

•	Information Systems

•	Management

•	Marketing

•	Bachelor of Science in Criminal Justice Administration

•	Bachelor of Science in Human Services

•	Bachelor of Science in Health Care Services

o	Area of Specialization

•	Management

•	Bachelor of Science in Information Technology

•	Bachelor of Science in Management

•	Bachelor of Science in Nursing

•	Master of Arts in Education

o	Area of Specialization

•	Administration and Supervision

•	Adult Education and Distance Learning

•	Curriculum and Instruction

•	Curriculum and Technology

•	Early Childhood

•	Education Counseling

•	Educational Management

•	Elementary Education

•	Secondary Education

•	Special Education

•	Teacher Education

•	Master of Arts in Organizational Management

•	Master of Business Administration

o	Areas of Specialization

•	Accounting

•	E-business

•	Global Management

•	Health Care Management

•	Human Resource Management

•	Marketing

•	Technology Management

•	Master of Counseling

o	Areas of Specialization

•	Community Counseling

•	Marriage and Family Therapy

•	Mental Health Counseling

•	Marriage, Family and Child Counseling

•	Educational Counseling

•	Master of Science in Nursing

o	Areas of Specialization

•	Family Nurse Practitioner

•	Master of Business Administration Health Care Management

•	Master of Science in Computer Information Systems

•	Doctor of Management in Organizational Leadership

         University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.

         Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning, for the potential award of credit. The average number of credits awarded to the approximately 5,200 University of Phoenix undergraduate students who utilized the process in 2002 was approximately 9 credits of the 120 required to graduate. The Council for Adult and Experiential Learning reports that over 1,100 regionally accredited colleges and universities currently accept credits awarded for college level learning gained through experience.

         Institute for Professional Development Services. The Institute for Professional Development’s contracts with its client institutions are individually negotiated and the actual services may vary from one client institution to another. Services to its client institutions may include:

•	conducting market research;

•	assisting with curriculum development;

•	developing and executing marketing strategies;

•	marketing and recruiting of students;

•	performing student accounting and account receivable management;

•	establishing operational and administrative infrastructures;

•	training of faculty;

•	developing and implementing financial accounting and academic quality management systems;

•	assessing the future needs of adult students;

•	assisting in developing additional degree programs suitable for the adult higher education market;

•	assisting in seeking approval from the respective regional accrediting association for new programs; and

•	training of adult program staff.

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

         Institute for Professional Development client institutions offer the following programs with our assistance:

Degree Programs	Number of Client Institutions

Associate in Business Management	2

Associate of Arts	2

Associate of Arts in Business	3

Associate of Arts in Business Administration	1

Associate of Arts in Leadership Studies	2

Associate of Science in Business	10

Degree Programs	Number of Client Institutions

Bachelor of Arts in Business	1

Bachelor of Arts in Management	2

Bachelor of Business Administration	8

Bachelor of Business in e-Commerce	1

Bachelor of Health Science in Health Care Leadership and Supervision	1

Bachelor of Science in Accounting	2

Bachelor of Science in Business Administration	10

Bachelor of Science in Business Communication	1

Bachelor of Science in Business Information Systems	1

Bachelor of Science in Management	10

Bachelor of Science in Management Leadership	1

Bachelor of Science in Management of Information Systems	2

Bachelor of Science in Nursing	2

Master of Arts in Organizational Management	1

Master of Business Administration	17

Master of Business Administration for Health Care Executives	1

Master of Education	1

Master of Science in Management	8

Master of Science in Nursing	1

         The Institute for Professional Development assisted programs also include a limited number of general education courses, certificate programs, and areas of specialization.

         College for Financial Planning Programs. The College for Financial Planning currently offers a Master of Science degree with concentrations in Financial Planning and Financial Analyst. The Financial Planning concentration focuses on the fundamentals of financial planning and meets the educational requirement of the CFP Board of Standards, Inc. for taking the CFP Examination. The Financial Analyst concentration incorporates the CFA Body of Knowledge learning objectives offered by the Association for Investment Management and Research and helps prepare students for the CFA Examination.

         The College for Financial Planning currently offers the following certification programs:

•	Accredited Asset Management Specialist

•	Registered Paraplanner

•	Chartered Mutual Fund Counselor

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor

         Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts

•	Bachelor of Science

o	Areas of Specialization

•	Accounting

•	Business

•	Business Administration

•	E-Commerce

•	Finance

•	Human Resources Management

•	Information Technology

•	International Business

•	Management

•	Marketing

•	Bachelor of Arts

o	Areas of Specialization

•	Administration of Justice

•	Behavioral Science

•	Human Resource Management

•	Master of Business Administration

o	Areas of Specialization

•	Finance

•	Information Technology

•	International Business

•	Management

•	Marketing

•	Master of Public Administration

•	Master of Science

o	Areas of Specialization

•	Information Technology

•	Information Systems Engineering

         Western International University also offers professional studies programs in Accountancy and Certified Financial Planner certification.

Distance Education

         At August 31, 2002, there were approximately 49,900 degree seeking students utilizing our distance education delivery systems, approximately 99% of whom are enrolled at University of Phoenix Online. Our distance education components consist primarily of the following:

         University of Phoenix Online. University of Phoenix Online has developed its system to be easily accessible and familiar to most students. All the student needs to participate in University of Phoenix Online’s classes is a Pentium-class personal computer, a 56.6K modem, and an Internet service provider.

         Each Online class adheres to a set framework thus providing procedural instructional consistency. Prior to the beginning of each class, each student either orders textbooks online from a third party or pays a fee to access resource, our new delivery method for course materials. Every class consists of a series of eight newsgroups. The main newsgroup is designated for class discussion, there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class, and four newsgroups which function as forums for the Learning Team assignments.

         Each week, the instructor posts a lecture to the classroom course materials newsgroup. Students log on and read the lecture or print the lecture to read at their convenience. Throughout the week, students participate in class discussions, based on the class content for that week, which is actively facilitated by the instructor. Both the instructor and students are expected to substantively engage in content discussions five out of seven days each class week. In addition to the class participation requirement, students are also expected to complete individual assignments and to work within a small group of 3- 5 students on a specific Learning Team assignment. The Learning Team component of the University of Phoenix model not only emphasizes the content focus for the course, but also the importance for successful professionals to acquire team process skills. Students receive weekly feedback on all facets of their performance in the class such as participation and contributions to class discussions, individual assignments, exams/quizzes, and Learning Team work product.

         College for Financial Planning. Business and investment professionals that require continuing professional education as part of their professional certification or for employment requirements may complete individual courses online utilizing most Internet browsers. These programs are mostly short courses designed to focus on important and emerging topics relevant to the students’ trade or profession. The students interact primarily with our Web-based software programs with little or no faculty involvement.

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

Customers/Students

         The following is a breakdown of our students by the level of program they are seeking, at August 31, 2002:

	Number of	Percentage of
Degree Programs	Students	Students

Bachelors	101,700	64.5%

Masters	48,000	30.4%

Associates	7,700	4.9%

Doctoral	400	0.2%

Total Degree Students	157,800	100.0%

         We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

         Based on student surveys of incoming students in the first half of 2002, the average age of University of Phoenix’s students is in the mid-thirties, approximately 54% are women and 46% are men. Approximately 67% of University of Phoenix’s students have been employed on a full-time basis for nine years or more. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Age	Percentage of Students

25 and under	16.5%

26 to 33	38.0%

34 to 45	34.7%

46 and over	10.8%

100.0%

         Based on student surveys, the average age of students at the College for Financial Planning is in the early-thirties, approximately 30% are women and 70% are men. Most of the College for Financial Planning’s students are employed, and approximately 90% have obtained a bachelors degree or higher.

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

Marketing

         To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

         Direct Mail. Direct mail is effective at reaching the working adult population that expresses interest in training, education, and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, Criminal Justice, and Nursing. We currently purchase education-related mailing lists from numerous suppliers who specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

•	mailing a business reply card;

•	calling us at a specific 1-800 number; or

•	directing the potential student to one of our specific URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

         Internet Marketing. We advertise extensively on the Internet using banner advertisements on targeted sites, as well as paying other Web sites, such as education portals, a fee on a per lead basis. We also benefit from non-paid Internet referrals, including leads directed to our domain names as a result of Web search using Internet search engines and browsers. We believe these prospective students are likely to enroll in our programs because these prospects are actively seeking information about degree programs.

         Re-Marketing. Re-marketing efforts include both direct mail and e-mail sent to existing leads in our database. Re-marketing is a very successful part of our marketing campaign because of our growing database of “qualified” prospects.

         Referrals. Based on our recent estimates, approximately 50% of our new students are referred by their employers, co-workers, current students, alumni, family, and friends.

         Print and Broadcast. We rely on print and broadcast advertising to target new prospects and to assist with building brand recognition.

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

         The Institute for Professional Development faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of the Institute for Professional Development’s current competitors provide short-term, pre-packaged curriculum or turn-key programs.

Employees

         At August 31, 2002, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	406	19	—		425	[1]

University of Phoenix	4,973	118	17,294	[2]	22,385

Institute for Professional Development	355	4	—	[3]	359

College for Financial Planning	73	2	13	[4]	88

Western International University	50	7	263	[2]	320

Total	5,857	150	17,570		23,577

(1)  Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

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

         New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities, and costs of doing business of University of Phoenix, Western International University, and one or more of the Institute for Professional Development client institutions. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations by University of Phoenix or certain of the Institute for Professional Development client institutions could have a material adverse effect on us.

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

         University of Phoenix was granted accreditation by The Higher Learning Commission in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, and 1997. A comprehensive evaluation visit by The Higher Learning Commission was conducted in 2002. In conjunction with this visit, we requested a continuation of our accreditation for the maximum ten-year period. A final report on the outcome of the visit has not been received, but we expect a favorable recommendation by the evaluation team.

         Institute for Professional Development assisted programs offered by its client institutions are evaluated by the client institutions’ respective regional accrediting associations either as part of a reaffirmation visit or focused evaluation visit. Current Institute for Professional Development client institutions are accredited by The Higher Learning Commission, Middle States, New England, Southern, or Western regional accrediting associations.

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

         University of Phoenix’s Community Counseling program, Master of Counseling in Community Counseling degree, received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995 and 2002. The next reaffirmation visit is expected in 2010.

         University of Phoenix received approval from The Higher Learning Commission to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management degree beginning in 1999. The Doctor of Management degree is offered via distance learning technology with annual two-week residencies in Phoenix throughout the program. Additionally, in 2002 University of Phoenix received approval from The Higher Learning Commission to offer three new doctoral programs: Doctor of Business Administration, Doctor of Educational Leadership, and Doctor of Health Administration.

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

Federal Financial Aid Programs

         Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the fiscal year ended August 31, 2002, University of Phoenix and Western International University derived approximately 52% and 31% of their net revenues from students who participated in Title IV programs, respectively. The Institute for Professional Development percentages are estimated to be similar to those at University of Phoenix. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

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

         The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act (“HEA”) of 1965. The HEA is scheduled to expire on September 30, 2003 with an automatic one-year extension if Congress needs additional time. Changes in the law occur during the Congressional reauthorization process which is scheduled to start in 2003, with final regulations issued after that time. The reauthorization process could amend existing requirements, or implement new requirements.

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

         For undergraduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instructional time and a minimum of 24 credit hours. For graduate programs, an academic year must consist of at least 30 weeks of instructional time to include a minimum of 360 hours of instruction. The Title IV regulations defined a week of instruction as the equivalent of 12 hours of regularly scheduled instruction, examinations, or preparation for examinations (the “12-hour rule”). Regulations published on November 1, 2002 eliminated the 12-hour rule requirement and replaced the definition of a week with one day of regularly scheduled instruction, examinations, or preparation for examinations. Most of our degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credit hours and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

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

         In addition, The Higher Learning Commission requires University of Phoenix, Western International University, and the College for Financial Planning to obtain their prior approval before they are permitted to expand into new states or foreign countries. If University of Phoenix is unable to obtain The Higher Learning Commission’s approval for any future geographic expansion, it may have a material, adverse effect on our ability to expand University of Phoenix’s business.

         Restricted Cash. The U.S. Department of Education places restrictions on Title IV program funds collected for unbilled tuition and funds transferred to us through electronic funds transfer. In some circumstances, an institution is required to submit an irrevocable letter of credit to the U.S. Department of Education in an amount equal to at least 25% of the total dollar amount of refunds paid by the institution in its most recent fiscal year. The University of Phoenix established a letter of credit in 2002 in the amount of $8.8 million as a result of nominal late refunds to lenders from a program review conducted in the fall of 2001. The existing letter of credit expires on February 2003 and we do not anticipate any required extension.

         Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2002, University of Phoenix’s and Western International University’s composite scores were both 3.0.

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

         The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were 52% and 31%, respectively, at August 31, 2002. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

         Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 2000, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all higher education institutions was 5.9%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for 2000 as reported by the U.S. Department of Education were 5.2% and 6.4%, respectively. Institute for Professional Development client institutions cohort default rates for 2000 ranged from 0.5% to 8.9% with a median cohort default rate of 3.3%.

         Compensation of Representatives. Title IV regulations prohibit an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Regulations published on November 1, 2002 clarified and defined safe harbors with respect to incentive compensation. We believe that our current method of compensating enrollment advisors and financial aid staff complies with the Title IV regulations.

         Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in the Title IV programs must be certified to participate, and is required to periodically renew this certification. University of Phoenix will begin the eligibility renewal process in March 2003 as its current certification for the Title IV programs expires in June 2003. Western International University will begin the eligibility renewal process in June 2003 as its current certification for the Title IV programs expires in September 2003.

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

         Restrictions on Distance Education Programs. In October 2002, the U.S. Department of Education clarified that institutions whose eligible programs are predominantly (at least 50%) degree programs are subject to different, less restrictive limitations for distance education than institutions that predominantly offer short term certificate programs. As University of Phoenix’s eligible degree offerings exceed their eligible certificate offerings, University of Phoenix is subject to the newly clarified restrictions. Telecommunications courses are deemed to be correspondence courses by the Title IV regulations if 50% or more of the courses offered at the institution are offered through distance education. At the point that University of Phoenix offers 50% of its courses via distance education, University of Phoenix’s telecommunications students would be considered to be correspondence students. At the point that University of Phoenix offers 50% of its courses via distance education, the student count would be considered for the purposes of institutional eligibility. The regulations specify that than an institution is not eligible to participate in Title IV programs if: 1) more than 50% of its courses are correspondence courses, or 2) 50% of its courses are offered via distance education and 50% or more of the enrolled students are enrolled via distance education. The University of Phoenix had 28% of its courses offered through distance education during 2002.

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

         The U.S. Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, University of Phoenix and Western International University would cease to be eligible to participate in Title IV programs until recertified by the U.S. Department of Education. Under some circumstances, the U.S. Department of Education may continue the institution’s participation in the Title IV programs on a temporary basis pending completion of the change in ownership approval process. This recertification would not be required, however, if the transfer of ownership and control was made upon a person’s retirement or death and was made either to a member of the person’s immediate family or to a person with an ownership interest in us who had been involved in our management for at least two years preceding the transfer. Regulations published on November 1, 2002 provided additional clarity on change of ownership regulations. In addition, some states where we are presently licensed have requirements governing change of ownership or control.

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

State Authorization

         University of Phoenix is authorized to operate in all 25 states where it has a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to twenty-four years. We have been approved to operate in the state of Kansas and are scheduled to begin classes in the spring of 2003. Applications for approval to operate in New York, New Jersey, Connecticut, and North Carolina have been submitted and are awaiting approval.

         All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

         University of Phoenix is registered and accredited by British Columbia’s Private Post-Secondary Education Commission. University of Phoenix has also received approval to operate in Alberta, Canada.

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

         Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained or is in the process of obtaining licensure in those states and we do not believe this will materially affect University of Phoenix Online’s operating activities.

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

Tax Reform Act of 1997 and Tax Relief Act of 2001

         In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to a $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. The

Lifetime Learning Credit provides up to a $1,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. Both of these credits are phased out for taxpayers with modified adjusted gross income between $40,000 and $50,000 ($80,000 and $100,000 for joint returns) and are subject to other restrictions and limitations. The Tax Reform Act of 1997 also provides for the deduction of interest from gross income on education loans and limited educational IRAs for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for 1998 individual tax returns.

         In June 2001, Congress passed the Tax Relief Act of 2001 that provided even more educational tax incentives. The major enhancements include: increased contribution limits to Coverdell Education Savings Accounts (formerly Education IRAs); tax-free withdrawals from Section 529 Qualified Tuition Programs; employer-provided graduate education assistance; and expansion of the student loan interest deduction. In addition, the Lifetime Learning Credit was increased beginning in 2002 to up to $2,000 per year per taxpayer return and a new above-the-line deduction is now allowed for qualified higher education expenses paid by a taxpayer on behalf of the taxpayer, spouse, or dependent. In 2002 and 2003, taxpayers with adjusted gross income that does not exceed $65,000 ($130,000 for joint returns) may claim a maximum deduction of $3,000. Taxpayers may not claim the new deduction and a Hope or Lifetime Learning Credit in the same year with respect to the same student.

Employer Tuition Assistance

         Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The percentage of University of Phoenix students with access to employer tuition assistance was approximately 60% in 2002.

Locations

         University of Phoenix currently has 40 physical campuses and 80 learning centers located in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized delivery system.

         The Institute for Professional Development currently operates at 22 campuses and 28 learning centers in California, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Wisconsin.

         The College for Financial Planning’s operations are located near Denver, Colorado.

         Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University operates three learning centers in Arizona.

Item 2 — Properties

         We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, was recently renewed for 10 years and will expire on December 31, 2011. As of August 31, 2002, we leased approximately four million square feet.

         We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 500,000 square feet will be leased in 2003.

Item 3 — Legal Proceedings

         On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. An initial status conference has been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on our business, financial position, results of operations, or cash flows.

Item 4 — Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

         There is no established public trading market for our Apollo Education Group Class B common stock, and all shares of our Apollo Education Group Class B common stock are beneficially owned by affiliates. Our Apollo Education Group Class A common stock trades on the Nasdaq National Market under the symbol “APOL” and our University of Phoenix Online common stock trades on the Nasdaq National Market under the symbol “UOPX.” The holders of our Apollo Education Group Class A common stock and our University of Phoenix Online common stock are not entitled to any voting rights.

         The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq National Market. All prices for periods prior to the 3-for-2 stock split in April 2002 and the 3-for-2 stock split in January 2001 have been restated to reflect the effect of the stock splits.

	High	Low

2001

First Quarter	$21.22	$14.42

Second Quarter	26.67	14.47

Third Quarter	26.65	19.33

Fourth Quarter	30.75	22.03

2002

First Quarter	$31.26	$22.05

Second Quarter	33.69	28.13

Third Quarter	39.42	30.19

Fourth Quarter	43.27	30.60

         The table below sets forth the high and low bid prices for our University of Phoenix Online common stock between October 3, 2000 (the date of the offering) and August 31, 2002 as reported by the Nasdaq National Market. All prices for periods prior to the 4-for-3 stock split in April 2002 and the 3-for-2 stock split in July 2001 have been restated to reflect the effect of the stock splits.

	High	Low

2001

First Quarter	$15.13	$6.95

Second Quarter	21.75	10.63

Third Quarter	19.79	11.16

Fourth Quarter	30.10	16.93

2002

First Quarter	$27.37	$15.08

Second Quarter	29.25	22.91

Third Quarter	35.11	25.07

Fourth Quarter	29.97	21.66

         These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

         At October 28, 2002 there were approximately 278 holders of record of Apollo Education Group Class A and 5 holders of record of Apollo Education Group Class B common stock, and approximately 22 holders of record of shares of University of Phoenix Online common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 86,700 holders of our Apollo Education Group Class A common stock and approximately 9,000 holders of University of Phoenix Online common stock.

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

Item 6 — Selected Consolidated Financial Data

         Information relating to this item appears under the captions “Selected Consolidated Financial Information of Apollo Group, Inc.” on page 13 of the 2002 Annual Report for Apollo Group, Inc. and “Selected Financial Information of University of Phoenix Online” on page 37 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on pages 14 through 19 of the 2002 Annual Report for Apollo Group, Inc. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” on pages 37 through 40 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7a — Quantitative and Qualitative Disclosures about Market Risk

         Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on page 19 of the 2002 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 — Financial Statements and Supplementary Data

         Information relating to this item appears on pages 19 through 34 of the 2002 Annual Report for Apollo Group, Inc. and pages 41 through 47 of that report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

         Our Board of Directors is currently divided into three classes, having staggered terms of three years each and are elected by the holders of our Apollo Education Group Class B common stock.

         Our Class I directors, consisting of John G. Sperling, Ph.D., Dino J. DeConcini, and Thomas C. Weir, will stand for reelection at our 2003 Annual Meeting. Our Class II directors, consisting of John R. Norton III, Hedy F. Govenar, and J. Jorge Klor de Alva will stand for reelection at our 2004 Annual Meeting. Our Class III directors, consisting of Todd S. Nelson, Peter V. Sperling, and John Blair will stand for reelection at our 2005 Annual Meeting.

         The following sets forth information as of October 31, 2002 concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	81	Chairman of the Board

Todd S. Nelson	43	President, Chief Executive Officer and Director

Peter V. Sperling	43	Senior Vice President, Secretary, Treasurer and Director

Laura Palmer Noone, J.D., Ph.D.	43	President, The University of Phoenix, Inc.

Kenda B. Gonzales	45	Chief Financial Officer

Daniel E. Bachus	32	Chief Accounting Officer and Controller

John Blair	64	Director

Dino J. DeConcini	68	Director

Hedy F. Govenar	58	Director

J. Jorge Klor de Alva, J.D., Ph.D.	54	Director

John R. Norton III	73	Director

Thomas Weir	69	Director

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

         LAURA PALMER NOONE, J.D., Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of University of Phoenix since September 2000. From 1994 to 2000 she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at University of Phoenix, Phoenix campus. Prior to that, she was Judge Pro Tem at the City of Chandler, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board of Trustee Member for the Florida Coastal School of Law. Dr. Palmer Noone also serves on the National Advisory Committee on Institutional Quality and Integrity. Dr.

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

         JOHN BLAIR has been a director of Apollo Group, Inc. since September 2000 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors of Apollo Group, Inc. In addition, he served from 1982 to September 2000 as a director of Western International University, Inc., a wholly-owned subsidiary of Apollo Group, Inc. Mr. Blair was the Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, from May 1999 through December 2000. In 1984, Mr. Blair founded J. Blair Consulting, an independent consulting business that provides management counsel to individuals and organizations in the areas of strategic planning, product planning, organizational diagnosis, management development, and strategies for leveraging business value through technology and continues to be active in this professional services firm. Mr. Blair earned a B.S. in Engineering from Purdue University and a Master of Arts in Organizational Management from University of Phoenix.

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

         J. JORGE KLOR DE ALVA, J.D., Ph.D., has been a director of Apollo Group, Inc. since 1991. Since September 1, 2000, Dr. Klor de Alva has been Chairman of the Board and Chief Executive Officer of Apollo International. Dr. Klor de Alva was President of University of Phoenix and Senior Vice President of Apollo Group, Inc. from February 1998 through August 2000. Dr. Klor de Alva was Vice President of Business Development of Apollo Group, Inc. from 1996 to 1998. Dr. Klor de Alva was a Professor at the University of California at Berkeley from July 1994 until July 1996. From 1989 to 1994, Dr. Klor de Alva was a Professor at Princeton University. From 1984 to 1989, Dr. Klor de Alva was the Director of the Institute for Mesoamerican Studies, and from 1982 to 1989, was an Associate Professor at the State University of New York at Albany. From 1971 to 1982, Dr. Klor de Alva served at various times as Associate Professor, Assistant Professor, or lecturer at San Jose State University and the University of California at Santa Cruz. Dr. Klor de Alva received a B.A. and J.D. from the University of California at Berkeley and a Ph.D. from the University of California at Santa Cruz.

         JOHN R. NORTON III has been a director of Apollo Group, Inc. since March 1997 and is Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. Mr. Norton founded the J. R. Norton Company, an agricultural producer, in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the U.S. Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Terra Industries, Inc., a producer and marketer of nitrogen products and methanol. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

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

Meetings of the Board of Directors and its Committees

         During the year ended August 31, 2002, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served.

         Compensation Committee. The Compensation Committee of our Board of Directors, which met two times during 2002, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. The report of the Compensation Committee for 2002 is set forth in Item 11.

         Audit Committee. The Audit Committee, which met on four occasions in 2002, represents the Board of Directors in evaluating the quality of our financial reporting process and internal financial controls through consultations with our independent accountants, internal management, and the Board of Directors. The report of the Audit Committee for 2002 is set forth in Item 11.

         Other Committees. We do not maintain a standing nominating committee or other committee performing similar functions.

Item 11 — Executive Compensation

Director Compensation

         Fees. In 2002, our non-employee directors received a $24,000 annual retainer, $2,000 for each board meeting attended, and $1,000 for each committee meeting attended. In addition, committee chairmen received an additional $500 for each committee meeting. Non-employee directors are also reimbursed for out-of-pocket expenses.

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

Executive Compensation

         The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chief Executive Officer and the four other most highly compensated executive officers for 2002:

SUMMARY COMPENSATION TABLE

		Annual
		Compensation			Long-Term Compensation
					Awards
				Other
				Annual	Restricted	Securities Underlying			All Other
				Compensation	Stock	Options		LTIP	Compensation
Name and Principal Position	Year	Salary	Bonus	(1)	Awards	APOL	UOPX	Payouts	(2)

John G. Sperling Chairman of the Board	2002	$450,000	$—	$91,811	$—	225,150	200,000	$—	$—
	2001	450,000	—	70,369	—	281,250	1,200,000	—	—
	2000	400,000	—	73,293	—	281,250		—	—

Todd S. Nelson President and Chief Executive Officer	2002	$500,000	$2,575,000	$—	$—	225,150	200,000	$—	$—
	2001	400,010	300,000	—	—	225,000	1,000,000	—	—
	2000	350,000	262,500	—	—	225,000		—	—

Anthony Digiovanni (3) Executive Vice President	2002	$295,000	$129,375	$—	$—	11,400	73,333	$—	$3,258
	2001	295,000	156,500	—	—	22,500	500,000	—	3,165
	2000	272,500	150,000	—	—	56,250		—	3,165

Kenda B. Gonzales Chief Financial Officer	2002	$224,000	$175,000	$—	$—	37,650	33,333	$—	$3,258
	2001	244,000	150,000	—	—	22,500	300,000	—	3,165
	2000	200,000	142,500	—	—	56,250		—	3,165

Laura Palmer Noone President, The University	2002	$210,000	$80,000	$—	$—	37,650	6,666	$—	$3,258
of Phoenix, Inc.	2001	190,000	76,500	—	—	22,500	200,000	—	3,165
	2000	140,939	43,260	—	—	22,500		—	3,165

(1)	Messrs. Nelson and Digiovanni, and Ms. Palmer Noone also received certain perquisites, the value of which did not exceed the lesser of $50,000 for each person or 10% of their cash compensation. Dr. John Sperling received perquisites primarily in the form of company provided cars, available for business and personal use, and tax consulting services.

(2)	Amounts shown consist of contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in 2002, 2001, and 2000.

(3)	Effective October 31, 2002, Mr. Digiovanni resigned as Executive Vice President of Apollo Group, Inc.

         The following tables disclose options granted by us to our Chief Executive Officer and the four other most highly compensated executive officers for 2002:

Option Grants to Purchase Apollo Education Group Class A Common Stock In the Last Fiscal Year

	Option Grants in Fiscal Year 2002				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	225,000	11.23%	$23.333	9/21/11	$3,301,692	$8,367,136

Todd S. Nelson	225,000	11.23%	23.333	9/21/11	3,301,692	8,367,136

Anthony Digiovanni	11,250	0.56%	23.333	9/21/11	165,085	418,357

Kenda B. Gonzales	37,500	1.87%	23.333	9/21/11	550,282	1,394,523

Laura Palmer Noone	37,500	1.87%	23.333	9/21/11	550,282	1,394,523

         All employees of the Company, including the five most highly compensated executive officers, received an option grant in 2002 for 150 shares of Apollo Education Group Class A common stock. The exercise price per share for this grant is $29.327 and the expiration date is January 12, 2012. The potential realizable value of these shares assumed annual rates of stock price appreciation of 5% for the option term is $2,767 and 10% for the option term is $7,011.

Option Grants to Purchase University of Phoenix Online Common Stock In the Last Fiscal Year

	Option Grants in Fiscal Year 2002				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	200,000	22.69%	$18.998	9/21/11	$2,389,485	$6,055,424

Todd S. Nelson	200,000	22.69%	18.998	9/21/11	2,389,485	6,055,424

Anthony Digiovanni	73,333	8.32%	18.998	9/21/11	876,141	2,220,312

Kenda B. Gonzales	33,333	3.78%	18.998	9/21/11	398,244	1,009,227

Laura Palmer Noone	6,666	0.76%	18.998	9/21/11	79,642	201,827

Aggregated Option Exercises in Fiscal Year 2002 and Option Values at August 31, 2002

         The following tables disclose the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chief Executive Officer and the four other most highly compensated officers for 2002:

Apollo Education Group Class A Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	198,750	$5,363,428	989,108	112,650	$28,903,059	$2,082,754

Todd S. Nelson	187,498	3,119,651	525,001	112,650	14,474,583	2,082,754

Anthony Digiovanni	136,874	3,465,041	74,999	5,776	2,194,470	105,938

Kenda B. Gonzales			192,000	18,900	5,764,329	348,689

Laura Palmer Noone			93,720	39,525	2,814,625	825,729

University of Phoenix Online Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	900,000	$15,391,000	400,000	100,000	$7,512,250	$978,250

Todd S. Nelson	366,667	7,782,227	483,333	100,000	9,327,243	978,250

Anthony Digiovanni	166,667	3,917,507	203,335	36,666	3,988,724	358,685

Kenda B. Gonzales	66,667	1,552,330	150,000	16,666	3,067,038	163,035

Laura Palmer Noone			8,335	138,331	161,536	2,952,874

         Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our Chairman of the Board. The term of the employment agreement was for five years and expired on December 31, 1997. The employment agreement has automatically renewed for four additional one-year periods through December 31, 2002, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary of $450,000 for 2002 and 2001 and $400,000 for 2000. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.

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

Board Compensation Committee Report on Executive Compensation

         Our Compensation Committee (the “Committee”) is composed entirely of independent outside members of our Board of Directors. The committee reviews and approves each of the elements of our executive compensation program related to our executive officers, including, John G. Sperling and Todd S. Nelson (the “Senior Executives”), and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the committee administers the key provisions of the executive compensation program and reviews with our Board of Directors in detail all aspects of compensation for our Senior Executives. The committee has furnished the following report on executive compensation:

         Overview and Philosophy. Our compensation program for executive officers is primarily comprised of base salary, annual bonus, and long-term incentives in the form of stock option grants. Executive officers also participate in various other benefit plans, including medical and retirement plans, generally available to all of our employees.

         Each of the executive officers receives a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $91.9 million to $647.6 million, with an average of $387.0 million and a median of $447.7 million. This data was used to target annual cash compensation for the executive officers at the higher end of companies surveyed.

         Our philosophy is to pay base salaries to the executive officers that enable us to attract, motivate, and retain highly qualified executives. The annual bonus program is designed to reward for performance based on financial results. Stock option grants are intended to provide substantial rewards to executives based on stock price appreciation and improved overall financial performance. The vesting of the options can be accelerated if certain profit goals are achieved.

         Base Salary. Salary increases for the executive officers are based on a review of the competitive data described above. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the committee also takes into account position within us, individual experience and performance, our revenue size compared to the companies surveyed, and our specific needs particular to us.

         Annual Bonus Program. In addition to a base salary, executive officers were eligible to receive a bonus. Bonus amounts for executive officers are determined annually based on a review of the competitive data described above. We target bonuses at the level required to attract and retain highly qualified executives. Bonus amounts are paid if certain goals are achieved.

         Options. We believe that it is important for executive officers to have an equity stake in us, and, toward this end, we make option grants to key executive officers from time to time under the Apollo Group, Inc. 2000 Stock Incentive Plan. In making option awards, the Compensation Committee reviews our financial performance during the past fiscal year, the awards granted to other executives, and the individual officer’s specific role.

         Other Benefits. Executive officers are eligible to participate in benefit programs designed for all of our full-time employees and certain of our executive officers also received certain perquisites, primarily including company cars and company paid tax consulting. These programs include medical, disability and life insurance, and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code.

         Chairman of the Board and Chief Executive Officer Compensation. Dr. John G. Sperling is the founder and Chairman of our Board of Directors. In December 1993, we entered into an employment agreement (the “Employment Agreement”) and deferred compensation agreement (the “Deferred Compensation Agreement”) with Dr. Sperling. The Employment Agreement terminated on December 31, 1997. The Employment Agreement has automatically renewed for four additional one-year periods through December 31, 2002, and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling’s termination of employment with us and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by us during any one of the three calendar years preceding the calendar year in which Dr. Sperling’s employment is terminated. In addition, upon Dr. Sperling’s death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling’s death.

         Dr. Sperling’s base salary is determined annually on the same basis discussed above for the executive officers. During fiscal year 2002, Dr. Sperling received an annual base salary of $450,000. Dr. Sperling’s bonus is tied solely to our earnings per share. At the beginning of each fiscal year, the Compensation Committee establishes an earnings per share goal for us. If that goal is achieved, Dr. Sperling earns a bonus up to seventy-five percent (75%) of his respective annual salary. Because the earnings per share goal for us was exceeded, Dr. Sperling was eligible for a bonus for 2002. Dr. Sperling has elected to forego this bonus in exchange for options in our Apollo Education Group Class A common stock. The amount of options to be granted will be determined at the discretion of the Compensation Committee and will be granted at fair market value and expire ten years after the grant date. The Compensation Committee does not apply a mathematical formula to determine the number of options granted, but will consider Dr. Sperling’s contribution to our performance during fiscal year 2002.

         Todd S. Nelson is our President and Chief Executive Officer. Mr. Nelson’s base salary and bonus are determined annually on the same basis discussed above for Dr. Sperling except that in addition to a bonus equal to seventy-five (75%) of his annual salary, Mr. Nelson is entitled to an additional amount for every cent we are over our earnings per share goal. During 2002, Mr. Nelson received an annual base salary of $500,000. Because the earnings per share goal for us was exceeded, Mr. Nelson earned a bonus for 2002 of $2,575,000. As a result of Mr. Nelson’s performance during 2002, the Compensation Committee also granted Mr. Nelson options to acquire 225,000 shares of Apollo Education Group Class A common stock and 200,000 shares of University of Phoenix Online common stock, at an exercise price based on the fair market value on the date of grant. These options vest twenty-five (25%) per year for four years, unless future earnings per share goals established by the Compensation Committee are achieved, in which case the vesting schedule for these options will accelerate.

         Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million for each executive officer named in this report. The $1 million limitation generally does not apply to compensation that is pursuant to a performance-based plan approved by shareholders. The Company’s policy is to comply with the requirements of Section 162(m) and maintain deductibility for all executive compensation, except in circumstances where we conclude on an informed basis that it is in the best interest of the Company and the shareholders to take actions with regard to the payment of executive compensation which do not qualify for tax deductibility.

         Based on our understanding of the regulations under Section 162(m), we believe that the full amount of compensation for each executive officer named in this report will be deductible.

Compensation and Management Committee Interlocks and Insider Participation

         No member of our Compensation Committee during the fiscal year ended August 31, 2002, was an officer or employee of us.

—COMPENSATION COMMITTEE —

John R. Norton III
John Blair

Audit Committee Report

         The Audit Committee, operating under its written charter, has (i) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2002 with management of the Company; (ii) discussed with the Company’s independent accountants the matters required to be discussed by Statement of Financial Accounting Standards (SFAS) No. 61, Communications with Audit Committees, and SFAS No. 90, Audit Committee Communications; (iii) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board No. 1, Independence Discussions with Audit Committees; and (iv) discussed with its independent accountants, the independent accountants’ independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended August 31, 2002, for filing with the Securities and Exchange Commission.

This report is submitted by the Audit Committee.

John Blair, Chairman
Dino J. DeConcini
John R. Norton III

Audit and Related Fees

         Audit Fees. PricewaterhouseCoopers LLP’s fees for the audit of the Company’s consolidated financial statements for 2002 as well as for limited reviews of the consolidated financial information included in the Company’s quarterly reports on Form 10-Q for 2002 are $186,500, of which an aggregate amount of $140,000 had been billed through August 31, 2002.

         Financial Information Systems Design and Implementation Fees. The Company did not engage PricewaterhouseCoopers LLP to provide services with respect to the design or implementation of financial information systems during 2002.

         All Other Fees. The aggregate amount of all other fees billed to the Company for all other services rendered by PricewaterhouseCoopers LLP for 2002 were approximately $540,000. Such other services included: federal financial aid compliance audit services, tax planning and advice, preparation of income tax returns, assistance with securities registrations, audits of the financial statements of certain of the Company’s employee benefit plans, and other accounting advice and assistance. The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Stock Performance Graph

         The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock and University of Phoenix Online common stock with the cumulative total return for the Standard & Poor’s MidCap 400 Index, the Standard & Poor’s 500 Index, and an index of peer group companies selected by us for the period from August 31, 1997, through August 31, 2002. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock and each index was $100 at August 31, 1997, and that all dividends paid by those companies included in the indexes were reinvested. It also assumes the value of our University of Phoenix Online common stock was $100 at August 31, 2000.

	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31
	1997	1998	1999	2000	2001	2002

Apollo Education Group Class A common stock	$100.00	$127.67	$92.21	$171.54	$248.20	$395.55

University of Phoenix Online common stock				100.00	300.01	411.16

S&P MidCap 400	100.00	90.62	128.30	179.30	164.72	139.35

S&P 500	100.00	108.09	151.14	175.81	132.93	108.84

Education Peer Group	100.00	115.13	105.24	161.07	207.19	214.33

         The education peer group is composed of the publicly-traded common stock of eight education-related companies that include Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry Inc. (DV), Education Management Corporation (EDMC), ITT

Educational Services, Inc. (ESI), Sylvan Learning Systems, Inc. (SLVN), Strayer Education, Inc. (STRA), and Whitman Education Group, Inc. (WIX).

         We believe that the education peer group is representative of the education industry in which we operate. Similar to us, all of the companies in the education peer group participate in the for-profit, post-secondary education market.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2002. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Education			Education			University of
	Group Class A	Percent		Group Class B	Percent		Phoenix Online	Percent
Name and Address of Beneficial Owner[1]	Common Stock	Owned		Common Stock	Owned		Common Stock	Owned

John G. Sperling	26,058,230	14.9%	3-15	1	*		1,300,000	8.6%	[32]

John Sperling Voting Stock Trust dated January 31, 1995	585,974	*	[2]	243,080	50.3%	[2]

Peter V. Sperling	19,742,529	11.3%	3, 16-19	232,068	48.0%	[31]	200,000	1.3%	[33]

Todd S. Nelson	229,193	*	[20]	8,385	1.7%		283,333	1.9%	[34]

Kenda B. Gonzales	192,000	*	[21]				150,000	1.0%	[35]

Laura Palmer Noone	94,643	*	[22]				9,453	*	[36]

Anthony Digiovanni	67,465	*	[23]				127,086	*	[37]

J. Jorge Klor de Alva	1,538	*	[24]				750	*	[38]

Thomas C. Weir	179,585	*	[25]				20,000	*	[39]

Hedy F. Govenar	32,737	*	[26]				20,000	*	[40]

John R. Norton III	66,187	*	[27]				20,000	*	[41]

Dino J. DeConcini	47,069	*	[28]				16,000	*	[42]

John Blair	26,375	*	[29]				10,334	*	[43]

Total for All Directors and Executive Officers as a Group (12 persons)	45,966,186	26.1%	[30]	483,534	100.0%		2,156,956	13.6%	[44]

*	Represents beneficial ownership of less than 1%.

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Todd S. Nelson, Peter V. Sperling, and Jon S. Cohen serve as co-trustees of the John Sperling Voting Stock Trust dated January 31, 1995. Dr. Sperling disclaims beneficial ownership with respect to these shares. The address for Jon S. Cohen is care of Snell & Wilmer LLP, One Arizona Center, Phoenix, Arizona 85004.

(3)	Includes 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994, for which Messrs. John and Peter Sperling are the co-trustees.

(4)	Includes 2,596,903 shares held by The Aurora Foundation, for which Dr. John G. Sperling is the trustee.

(5)	Includes 989,108 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 562,500 shares that Dr. John Sperling has subject to a forward sale agreement maturing November 5, 2002.

(7)	Includes 787,500 shares that Dr. John Sperling has subject to a forward sale agreement maturing November 14, 2003.

(8)	Includes 562,500 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 12, 2004.

(9)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 20, 2004.

(10)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 13, 2004.

(11)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 20, 2005.

(12)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 4, 2005.

(13)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 8, 2005.

(14)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 29, 2005.

(15)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 8, 2005.

(16)	Includes 551,156 shares held by the Peter Sperling Voting Stock Trust dated January 31, 1995, for which Peter V. Sperling is the trustee.

(17)	Includes 475,358 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(18)	Includes 750,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing February 2, 2004.

(19)	Includes 750,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing July 27, 2005.

(20)	Includes 225,001 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(21)	Includes 192,000 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(22)	Includes 93,720 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(23)	Includes 64,999 shares that Mr. Digiovanni has the right to acquire within 60 days of the date of the table set forth above.

(24)	Includes 1,538 shares that Mr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

(25)	Includes 167,061 shares that Mr. Weir has the right to acquire within 60 days of the date of the table set forth above.

(26)	Includes 30,375 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(27)	Includes 63,937 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(28)	Includes 45,562 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(29)	Includes 26,375 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(30)	Includes 2,375,034 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

(31)	Includes 232,067 shares held by the Peter Sperling Voting Stock Trust dated January 31, 1995, for which Peter V. Sperling is the trustee.

(32)	Includes 400,000 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(33)	Includes 200,000 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(34)	Includes 283,333 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(35)	Includes 150,000 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(36)	Includes 8,335 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(37)	Includes 125,735 shares that Mr. Digiovanni has the right to acquire within 60 days of the date of the table set forth above.

(38)	Includes 750 shares that Mr. Klor de Alva has the right to acquire within 60 days of the date of the table set forth above.

(39)	Includes 20,000 shares that Mr. Weir has the right to acquire within 60 days of the date of the table set forth above.

(40)	Includes 20,000 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(41)	Includes 20,000 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(42)	Includes 16,000 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(43)	Includes 10,334 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(44)	Includes 1,254,487 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2002, our directors and officers complied with all Section 16(a) filing requirements with the following exceptions:

         John Sperling was required to file Forms 4 in July 2002 to report the sale of Apollo Education Group Class A common stock and stock option exercises of Apollo Education Group Class A common stock. This transaction was reported pursuant to Forms 5 filed in September 2002.

         Equity Compensation Plan Information

                  Equity Compensation Plans Approved by Shareholders

         We have four stock-based compensation plans: the Apollo Group, Inc., Amended and Restated Director Stock Plan, the Apollo Group, Inc., Long-Term Incentive Plan, the Apollo Group, Inc., 2000 Stock Incentive Plan, and the Apollo Group, Inc., Amended and Restated 1994 Employee Stock Purchase Plan. Our shareholders have approved all four of these plans.

         The Director Stock Plan currently provides for an annual grant to our non-employee directors of options to purchase shares of our Apollo Education Group Class A common stock on September 1 of each year through 2003. In addition, each non-employee director who was on the Board of Directors on the date of the public offering of University of Phoenix Online common stock received a grant of stock options to purchase 10,000 shares of University of Phoenix Online common stock on the date of such offering at the public offering price of $14.00 per share. Under the Long-Term Incentive Plan, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Many of the options granted under the Long-Term Incentive Plan vest 25% per year starting at the end of 2002. The vesting may be accelerated for individual employees if the stock price reaches defined goals for at least three trading days, and if certain profit goals, defined for groups of individuals, are also achieved. Under the 2000 Incentive Plan, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A and University of Phoenix Online common stock to certain officers, key employees, or directors of us. Many of the options granted under the 2000 Incentive Plan vest over a four year period. The vesting may be accelerated for individual employees if certain operational goals are met. The Purchase Plan allows our employees to purchase shares of our Apollo Education Group Class A common stock and University of Phoenix Online common stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date.

                  Equity Compensation Plans Not Approved by Shareholders

         We currently have no equity compensation plans that have not been approved by our shareholders.

         The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2002 for our Apollo Education Group Class A common stock, in thousands, except weighted-average exercise price:

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average exercise	equity compensation plans
	exercise of outstanding	price of outstanding	(excluding securities
Plan category	options, warrants, and rights	options, warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	7,531	$14.383	9,464

Equity compensation plans not approved by security holders	—	—	—

Total	7,531	$14.383	9,464

         The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2002 for our University of Phoenix Online common stock, in thousands, except weighted-average exercise price:

	(a)	(b)	(c)

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average exercise	equity compensation plans
	exercise of outstanding	price of outstanding options,	(excluding securities
Plan category	options, warrants, and rights	warrants, and rights	reflected in column (a))

Equity compensation plans approved by security holders	3,881	$9.714	11,525

Equity compensation plans not approved by security holders	—	—	—

Total	3,881	$9.714	11,525

Item 13 — Certain Relationships and Related Transactions

         On August 14, 1998, we, together with, Hughes Network Systems and Hermes Onetouch L.L.C. formed Interactive Distance Learning, Inc. for the purpose of acquiring One Touch Systems, Inc. In connection with the transaction, we, Hughes Network Systems, and Hermes Onetouch L.L.C. entered into certain agreements regarding the relationships among the parties. As contemplated in the agreements, it was anticipated that we may from time to time engage in transactions with One Touch Systems, Inc. for the provision of distance learning products and services. Currently, there have been no transactions with One Touch Systems, Inc. Hermes OneTouch L.L.C. is wholly-owned by Dr. John G. Sperling, our Chairman.

         On December 14, 2001, Hermes OneTouch L.L.C. acquired our investment in Interactive Distance Learning in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the consolidated balance sheet as of August 31, 2002.

         Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. John G. Sperling and J. Jorge Klor de Alva are directors of us and also directors of Apollo International, Inc. J. Jorge Klor de Alva, who is also a former Senior Vice President of Apollo Group, Inc., is the President and Chief Executive Officer of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have committed to pay $999,989 and have paid $874,979) and by an investment entity controlled by John G. Sperling and Peter V. Sperling, son of John G. Sperling, and a Senior Vice President and Director of Apollo Group, Inc. (26%). In addition, we have an option to acquire additional shares in Apollo International, Inc. The first offering under these agreements was started in the Netherlands in September 1999, where we are currently servicing approximately 80 students. During the fiscal year ended August 31, 2002, we received no revenue from Apollo International, Inc. for educational products and services.

         Effective September 2002, Western International University entered into an Implementation Agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Apollo International, Inc. will manage the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content and the quality of the programs.

         Effective June 1, 1999, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics and any other topics of concern to us relating to state government in the state of California. Hedy Govenar, one of our directors, is the founder and President of Governmental Advocates, Inc. On June 1, 2002, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 in both 2002 and 2001.

Item 14 — Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control procedures and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

         The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2002, are incorporated by reference from our 2002 Annual Report to Shareholders.

         Apollo Group, Inc.

•	Report of Independent Accountants

•	Consolidated Balance Sheet as of August 31, 2002 and 2001

•	Consolidated Statement of Operations for the Years Ended August 31, 2002, 2001, and 2000

•	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2002, 2001, and 2000

•	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended August 31, 2002, 2001, and 2000

•	Consolidated Statement of Cash Flows for the Years Ended August 31, 2002, 2001, and 2000

•	Notes to Consolidated Financial Statements

         University of Phoenix Online

•	Report of Independent Accountants

•	Balance Sheet as of August 31, 2002 and 2001

•	Statement of Operations for the Years Ended August 31, 2002, 2001, and 2000

•	Statement of Cash Flows for the Years Ended August 31, 2002, 2001, and 2000

•	Notes to Financial Statements

2. Financial Statement Schedules:

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3. Exhibits

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education, ® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K

10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q

10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q

10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q

10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q

10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q

10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, 1999 Form 10-K

10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K

10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/A, filed July 20, 2000

10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 10-Q

10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Incorporated by reference to Exhibit 10.1j of the February 28, 2002 10-Q

10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.3	Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804

10.4	Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 10-Q

10.5	Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.7	Apollo Group, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.8	Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

10.9	Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804

10.10a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804

10.10b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.11	Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K

10.12	Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K

10.13	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.13a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Filed herewith

10.14	Promissory Note from Hermes OneTouch, L.L.C	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 10-Q

13	Pages 13 through 47 of Apollo Group, Inc. 2002 Annual Report to Shareholders for the year ended August 31, 2002	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Independent Accountants	Filed herewith

99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804

99.2	Audit Committee Charter	Filed herewith

99.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensation plan.

(b) Reports on Form 8-K

         During the last quarter of the 2002 fiscal year, we filed no reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 27, 2002.

APOLLO GROUP, INC.
An Arizona Corporation

By: /s/ Todd S. Nelson

Todd S. Nelson
President, Chief Executive Officer, and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Chairman of the Board of Directors	November 27, 2002

/s/ Todd S. Nelson Todd S. Nelson	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 27, 2002

/s/ Peter V. Sperling Peter V. Sperling	Senior Vice President, Secretary, Treasurer, and Director	November 27, 2002

/s/ Kenda B. Gonzales Kenda B. Gonzales	Chief Financial Officer (Principal Financial Officer)	November 27, 2002

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Accounting Officer and Controller	November 27, 2002

/s/ Dino J. DeConcini Dino J. DeConcini	Director	November 27, 2002

/s/ J. Jorge Klor de Alva J. Jorge Klor de Alva	Director	November 27, 2002

/s/ Thomas C. Weir Thomas C. Weir	Director	November 27, 2002

/s/ John R. Norton III John R. Norton III	Director	November 27, 2002

/s/ Hedy F. Govenar Hedy F. Govenar	Director	November 27, 2002

/s/ John Blair John Blair	Director	November 27, 2002

CERTIFICATIONS

I, Todd S. Nelson, certify that:

1.     I have reviewed this annual report on Form 10-K of Apollo Group, Inc. (the “registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Todd S. Nelson

Todd S. Nelson
President and Chief Executive Officer

CERTIFICATIONS — (Continued)

I, Kenda B. Gonzales, certify that:

1.     I have reviewed this annual report on Form 10-K of Apollo Group, Inc. (the “registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002

/s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education, ® College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc. the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K

10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q

10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q

10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q

10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q

10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q

10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, 1999 Form 10-K

10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K

10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/A, filed July 20, 2000

10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 10-Q

10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Incorporated by reference to Exhibit 10.1j of the February 28, 2002 10-Q

10.2	Apollo Group, Inc. Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.3	Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804

10.4	Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 10-Q

10.5	Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.7	Apollo Group, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000

10.8	Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

10.9	Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804

10.10a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804

10.10b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.11	Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K

10.12	Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K

10.13	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.13a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Filed herewith

10.14	Promissory Note from Hermes OneTouch, L.L.C.	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 10-Q

13	Pages 13 through 47 of Apollo Group, Inc. 2002 Annual Report to Shareholders for the year ended August 31, 2002	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Independent Accountants	Filed herewith

99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804

99.2	Audit Committee Charter	Filed herewith

99.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Indicates a management contract or compensation plan.