Form 10-Q
period 2002-11-30
APOLLO GROUP INC
filed 2003-01-14
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2002

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

[✓]   Yes    [  ]   No

AT JANUARY 6, 2003, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	174,321,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	15,073,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 15.1	–	Letter on Unaudited Interim Financial Information
EXHIBIT 99.1	–	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXHIBIT 99.2	–	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 99.3	–	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1 — Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30,	August 31,
	2002	2002

	(Unaudited)
(Dollars in thousands)
Assets:
Current assets
Cash and cash equivalents	$343,786	$295,237
Restricted cash	105,916	100,252
Marketable securities	214,502	214,547
Receivables, net	113,248	99,282
Deferred tax assets, net	9,773	7,415
Other current assets	15,024	13,714

Total current assets	802,249	730,447
Property and equipment, net	108,920	104,292
Marketable securities	100,810	78,619
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	4,190	5,062
Other assets	25,125	24,126

Total assets	$1,078,390	$979,642

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$7,410	$7,510
Accounts payable	21,045	22,478
Accrued liabilities	39,144	39,855
Income taxes payable	21,005	7,974
Student deposits and current portion of deferred revenue	190,779	186,497

Total current liabilities	279,383	264,314
Deferred tuition revenue, less current portion	870	827
Long-term liabilities, less current portion	15,502	15,508

Total liabilities	295,755	280,649

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 173,990,000 and 173,221,000 issued and outstanding at November 30, 2002 and August 31, 2002, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 484,000 issued and outstanding at November 30, 2002 and August 31, 2002	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 14,848,000 and 14,256,000 issued and outstanding at November 30, 2002 and August 31, 2002, respectively

Additional paid-in capital	247,902	227,155
Apollo Education Group Class A treasury stock, at cost, 3,393,000 and 4,162,000 shares at November 30, 2002 and August 31, 2002, respectively	(40,418)	(46,029)
University of Phoenix Online treasury stock, at cost, 24,000 shares at August 31, 2002		(526)
Retained earnings	574,875	518,186
Accumulated other comprehensive income	172	103

Total shareholders’ equity	782,635	698,993

Total liabilities and shareholders’ equity	$1,078,390	$979,642

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
(In thousands, except per share amounts)
Revenues:
Tuition and other, net	$308,897	$228,179

Costs and expenses:
Instructional costs and services	142,103	116,760
Selling and promotional	60,326	45,419
General and administrative	16,147	14,654

	218,576	176,833

Income from operations	90,321	51,346
Interest income, net	3,534	3,043

Income before income taxes	93,855	54,389
Provision for income taxes	37,166	21,430

Net income	$56,689	$32,959

Net income attributed to:
Apollo Education Group common stock	$53,770	$31,668

University of Phoenix Online common stock	$2,919	$1,291

Earnings per share attributed to:
Apollo Education Group common stock:
Basic net income per share	$0.31	$0.18

Diluted net income per share	$0.30	$0.18

Basic weighted average shares outstanding	174,109	172,148

Diluted weighted average shares outstanding	176,884	174,922

University of Phoenix Online common stock:
Basic net income per share	$0.20	$0.10

Diluted net income per share	$0.18	$0.09

Basic weighted average shares outstanding	14,483	12,741

Diluted weighted average shares outstanding	15,985	14,583

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
(In thousands)
Net income	$56,689	$32,959
Other comprehensive income, net of income taxes:
Currency translation gain	69	44

Comprehensive income	$56,758	$33,003

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
(In thousands)
Cash flows provided by (used for) operating activities:
Net income	$56,689	$32,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,178	8,569
Amortization of investment premiums	1,313	302
Provision for uncollectible accounts	6,127	4,995
Deferred income taxes	(1,486)	(956)
Tax benefits of stock options exercised	17,579	4,511
Increase in assets:
Restricted cash	(5,664)	(16,812)
Receivables	(20,093)	(6,440)
Other assets	(1,672)	(66)
Increase in liabilities:
Accounts payable and accrued liabilities	10,887	8,006
Student deposits and deferred revenue	4,325	11,344
Other liabilities	683	563

Net cash provided by operating activities	77,866	46,975

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(14,108)	(6,223)
Purchase of marketable securities	(84,761)	(72,392)
Maturities of marketable securities	61,302	53,673
Purchase of other assets	(1,024)	(368)

Net cash used for investing activities	(38,591)	(25,310)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(4,068)	(2,438)
Issuance of Apollo Education Group Class A common stock	9,349	4,649
Purchase of University of Phoenix Online common stock	(2,012)	(6,833)
Issuance of University of Phoenix Online common stock	6,036	3,474
Payments on long-term debt	(100)	(100)

Net cash provided by (used for) financing activities	9,205	(1,248)

Currency translation gain	69	44

Net increase in cash and cash equivalents	48,549	20,461
Cash and cash equivalents at beginning of period	295,237	145,933

Cash and cash equivalents at end of period	$343,786	$166,394

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and The College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2003 and 2002 refer to the periods ended November 30, 2002 and 2001, respectively.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining an 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.5% at November 30, 2002 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

3.     At November 30, 2002, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
Apollo Education Group
Net income, as reported	$53,770	$31,668
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,768)	(2,933)

Pro forma net income	$51,002	$28,735
Earnings per share:
Basic — as reported	$0.31	$0.18
Basic — pro forma	$0.29	$0.17
Diluted — as reported	$0.30	$0.18
Diluted — pro forma	$0.29	$0.16
University of Phoenix Online
Net income, as reported	$2,919	$1,291
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(71)	(152)

Pro forma net income	$2,848	$1,139
Earnings per share:
Basic — as reported	$0.20	$0.10
Basic — pro forma	$0.20	$0.09
Diluted — as reported	$0.18	$0.09
Diluted — pro forma	$0.17	$0.08

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the three months ended November 30, 2002 and 2001, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 44.0% and 42.0%; 3) risk-free interest rates of 3.2% and 4.0%; and 4) expected lives of 3.3 and 3.2 years and for grants for the three months ended November 30, 2002 and 2001, respectively, for University of Phoenix Online: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 56.0% and 61.0%; 3) risk-free interest rates of 3.2% and 3.9%; and 4) expected lives of 3.0 and 2.8 years.

4.     The Company’s operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company’s educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. The Company’s operations are also subject to a similar regulatory environment, which include licensing and accreditation.

5.     On April 4, 2002, the Board of Directors of Apollo authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend. In connection with this split, holders of Apollo Education Group Class B common stock were issued one share of Apollo Education Group Class A common stock for every two shares of Apollo Education Group Class B common stock. All Apollo Education Group common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

On April 4, 2002, the Board of Directors of Apollo authorized a 4-for-3 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. All University of Phoenix Online common stock amounts and earnings per share figures for periods prior to this stock split have been restated to reflect the effect of the stock split.

6.     Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
(In thousands)
Apollo Education Group	$53,770	$31,668
University of Phoenix Online	2,919	1,291

Net income	$56,689	$32,959

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.5% at November 30, 2002 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended November 30,

	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$53,770	174,109	$0.31	$31,668	172,148	$0.18
Effect of dilutive securities:
Stock options		2,775			2,774

Diluted net income per share	$53,770	176,884	$0.30	$31,668	174,922	$0.18

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2002 and 2001 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended November 30,

	2002			2001

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$2,919	14,483	$0.20	$1,291	12,741	$0.10
Effect of dilutive securities:
Stock options		1,502			1,842

Diluted net income per share	$2,919	15,985	$0.18	$1,291	14,583	$0.09

Basic earnings per share of University of Phoenix Online common stock for the three months ended November 30, 2002 and 2001 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock is included.

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

	Three Months Ended November 30,
	2002

	Apollo	University of		Apollo
	Education	Phoenix		Group,
	Group	Online	Eliminations	Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$198,706	$110,191		$308,897
Inter-group license fee revenue(2)	4,408		(4,408)	—

	203,114	110,191	(4,408)	308,897

Costs and expenses:
Instructional costs and services External expenses(3)	109,348	32,755		142,103
Inter-group allocated expenses(4)	(5,788)	5,788		—
Inter-group license fee expense(2)		4,408	(4,408)	—
Selling and promotional External expenses(3)	34,326	26,000		60,326
Inter-group allocated expenses(4)	(225)	225		—
General and administrative External expenses(3)	16,147			16,147
Inter-group allocated expenses(4)	(5,507)	5,507		—

	148,301	74,683	(4,408)	218,576

Income from operations	54,813	35,508	—	90,321
Interest income, net	2,512	1,022		3,534

Income before income taxes	57,325	36,530	—	93,855
Provision for income taxes(5)	22,627	14,539		37,166

Net income	$34,698	$21,991	$—	$56,689

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended November 30,
	2001

	Apollo	University of		Apollo
	Education	Phoenix		Group,
	Group	Online	Eliminations	Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$163,839	$64,340		$228,179
Inter-group license fee revenue(2)	2,574		(2,574)	—

	166,413	64,340	(2,574)	228,179

Costs and expenses:
Instructional costs and services External expenses(3)	95,331	21,429		116,760
Inter-group allocated expenses(4)	(3,545)	3,545		—
Inter-group license fee expense(2)		2,574	(2,574)	—
Selling and promotional External expenses(3)	29,928	15,491		45,419
Inter-group allocated expenses(4)	(149)	149		—
General and administrative External expenses(3)	14,654			14,654
Inter-group allocated expenses(4)	(3,831)	3,831		—

	132,388	47,019	(2,574)	176,833

Income from operations	34,025	17,321	—	51,346
Interest income, net	2,193	850		3,043

Income before income taxes	36,218	18,171	—	54,389
Provision for income taxes(5)	14,207	7,223		21,430

Net income	$22,011	$10,948	$—	$32,959

     (1)  Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2)  Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $4.4 million and $2.6 million for the three months ended November 30, 2002 and 2001, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

     (3)  External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

     (4)  Certain costs incurred by Apollo and University of Phoenix including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo and University of Phoenix. The allocation of such expenses to University of Phoenix Online was as follows:

	Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
(In thousands)
Instructional costs and services	$5,788	$3,545
Selling and promotional	225	149
General and administrative	5,507	3,831

	$11,520	$7,525

     (5)  University of Phoenix Online’s results, along with other divisions of University of Phoenix, are included in the Apollo consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo, with the exception of certain state taxes that are based upon an apportionment of University of Phoenix taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

8.     The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with IPD’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

During 2001, IPD recorded charges of $5.1 million, to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. The Company’s calculation of the estimated settlement obligation, which was reflected in instructional costs and services during 2001, was based on available information and previous experience with respect to such settlements.

Although the Company believes that the OIG’s audits of certain IPD client institutions will be resolved without any material effect on its financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Two status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9.     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset’s carrying value and depreciated over the asset’s remaining useful life. The adoption of SFAS No. 143 on September 1, 2002 did not have a material impact on its financial condition or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective on September 1, 2002. The implementation of SFAS No. 144 did not have a material effect on its financial condition or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002 (“SFAS No. 145”). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 on September 1, 2002 did not have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Review by Independent Accountants

     The financial information as of November 30, 2002, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 2002, and the related consolidated statements of operations and of comprehensive income for each of the three-month periods ended November 30, 2002 and November 30, 2001 and the consolidated statement of cash flows for the three-month periods ended November 30, 2002 and November 30, 2001. These interim financial statements are the responsibility of Apollo Group, Inc.’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of August 31, 2002, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated September 30, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2002, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
December 17, 2002

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

     The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month period ended November 30, 2002 included in Item 1.

     This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2003, are expected to range from $45.0 to $50.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 4) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows; and 5) while the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. These forward-looking statements are based our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) failure to obtain approval from The Higher Learning Commission for University of Phoenix to operate in new states; 6) our ability to continue to attract and retain students; 7) our ability to successfully defend litigation claims; 8) our ability to protect our intellectual property and proprietary rights; 9) our ability to recruit and retain key personnel; 10) our ability to successfully manage economic conditions, including stock market volatility; and 11) other factors set forth in this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

SIGNIFICANT ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements of Apollo Group, Inc. for the fiscal year ended August 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenues, receivables, and related liabilities

     95% of our tuition and other net revenues during the first three months of 2003 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 93% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. A significant change in the aging of our accounts receivable balances would have an effect on the allowance for doubtful accounts balance. Our accounts receivable are written-off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account which includes collection attempts by company employees and outside collection agencies.

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $5.1 million and $3.5 million in 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended
	November 30,

	2002	2001

	(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%

Costs and expenses:
Instructional costs and services	46.0	51.2
Selling and promotional	19.5	19.9
General and administrative	5.2	6.4

	70.7	77.5

Income from operations	29.3	22.5
Interest income, net	1.1	1.3

Income before income taxes	30.4	23.8
Provision for income taxes	12.0	9.4

Net income	18.4%	14.4%

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2001

     Tuition and other net revenues increased by 35.4% to $308.9 million in the three months ended November 30, 2002 from $228.2 million in the three months ended November 30, 2001 due primarily to a 29.0% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended November 30, 2001 to the three months ended November 30, 2002.

     Tuition and other net revenues for the three months ended November 30, 2002 and 2001 consist primarily of $291.4 million and $215.6 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.6 million and $2.9 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 21.7% to $142.1 million in the three months ended November 30, 2002 from $116.8 million in the three months ended November 30, 2001 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 46.0% in the three months ended November 30, 2002 from 51.2% in the three months ended November 30, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

     Selling and promotional expenses increased by 32.8% to $60.3 million in the three months ended November 30, 2002 from $45.4 million in the three months ended November 30, 2001 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues remained fairly consistent decreasing to 19.5% in the three months ended November 30, 2002 from 19.9% in the three months ended November 30, 2001.

     General and administrative expenses increased by 10.2% to $16.1 million in the three months ended November 30, 2002 from $14.7 million in the three months ended November 30, 2001 due primarily to increased employee compensation and related expenses partially offset by a $1.0 million contribution to the Twin Towers Fund made during the first three months of 2002. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.2% in the three months ended November 30, 2002 from 6.4% in the three months ended November 30, 2001 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources and the $1.0 million contribution to the Twin Towers Fund made during the first three months of 2002.

     Net interest income was $3.5 million and $3.0 million in the three months ended November 30, 2002 and 2001, respectively. Interest expense was $105,000 and $89,000 for the three months ended November 30, 2002 and 2001, respectively.

     Our effective tax rate remained relatively consistent increasing to 39.6% in the three months ended November 30, 2002 from 39.4% in the three months ended November 30, 2001.

     Net income increased to $56.7 million in the three months ended November 30, 2002 from $33.0 million in the three months ended November 30, 2001 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs, partially offset by increased income tax expense.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $77.9 million in the three months ended November 30, 2002 from $47.0 million in the three months ended November 30, 2001. The increase resulted primarily from increased net income, a smaller increase in restricted cash and an increase in the tax benefit for options exercised partially offset by a larger increase in receivables and a smaller increase in student deposits and deferred revenue.

     Capital expenditures increased to $14.1 million during the three months ended November 30, 2002 compared to $6.2 million in the three months ended November 30, 2001 primarily due to increases in the purchase of furniture and equipment to support the increase in student and employee levels. Total purchases of property and equipment for the year ended August 31, 2003 are expected to range from $45.0 to $50.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     At November 30, 2002, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At November 30, 2002, availability under the line of credit was reduced by an outstanding letter of credit of $8.8 million. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2004.

     Our Board of Directors authorized a program allocating up to $150.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of November 30, 2002, we had repurchased approximately 10,224,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $113.2 million and approximately 455,000 shares of University of Phoenix Online common stock at a total cost of approximately $9.4 million.

     On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.5% at November 30, 2002 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

     The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2002, we had approximately $105.9 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

     The U.S. Department of Education Office of the Inspector General (“OIG”) is currently auditing the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both Institute for Professional Development and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. The institutions, with Institute for Professional Development’s assistance, will work with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports.

     During 2001, Institute for Professional Development recorded a charge of $5.1 million to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. Our calculation of the estimated settlement obligation, which was reflected in instructional costs and services in 2001, was based on information available to us and our previous experience with respect to such settlements.

     Although we believe that the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). Under this standard, asset retirement obligations will be recognized when incurred at their estimated fair value. In addition, the cost of the asset retirement obligations will be capitalized as a part of the asset’s carrying value and depreciated over the asset’s remaining useful life. The adoption of SFAS No. 143 on September 1, 2002 did not have a material impact on our financial condition or results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This standard requires that all long-lived assets (including discontinued operations) that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 became effective on September 1, 2002. The implementation of SFAS No. 144 did not have a material effect on our financial condition or results of operations.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2002 (“SFAS No. 145”). This standard rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and excludes extraordinary item treatment for gains and losses associated with the extinguishment of debt that do not meet the Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”) criteria. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases as well as other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 effective September 1, 2002 did not have a material impact on our financial condition or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

IMPACT OF INFLATION

     Inflation has not had a significant impact on our historical operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

     Our portfolio of marketable securities includes numerous issuers, varying types of securities and varying maturities. We intend to hold these securities to maturity. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

Item 4 — Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Two status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable
Item 3.	Defaults Upon Senior Securities	Not Applicable
Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable
Item 5.	Other Information	Not Applicable
Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 15.1	Letter on Unaudited Interim Financial Information
Exhibit 99.1	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
Exhibit 99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended November 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: January 14, 2003

	By:	/s/ Kenda B. Gonzales Kenda B. Gonzales Chief Financial Officer

	By:	/s/ Daniel E. Bachus Daniel E. Bachus Chief Accounting Officer and Controller

	By:	/s/ Todd S. Nelson Todd S. Nelson President and Chief Executive Officer

CERTIFICATIONS

     I, Todd S. Nelson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Apollo Group, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Todd S. Nelson Todd S. Nelson President and Chief Executive Officer

CERTIFICATIONS—(Continued)

     I, Kenda B. Gonzales, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Apollo Group, Inc. (the “registrant”);

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Kenda B. Gonzales Kenda B. Gonzales Chief Financial Officer

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15.1	Letter on Unaudited Interim Financial Information
99.1	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002