Form 10-Q
period 2003-02-28
APOLLO GROUP INC
filed 2003-04-14
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0419443 (I.R.S. Employer Identification No.)

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO☒

               AT APRIL 7, 2003, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	174,742,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	15,328,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 10.1k	–	Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo National Association dated February 3, 2003
EXHIBIT 15.1	–	Letter on Unaudited Interim Financial Information
EXHIBIT 99.1	–	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXHIBIT 99.2	–	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 99.3	–	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	February 28,	August 31,
	2003	2002

(Dollars in thousands)	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$413,326	$295,237
Restricted cash	123,984	100,252
Marketable securities	186,348	214,547
Receivables, net	112,878	99,282
Deferred tax assets, net	10,337	7,415
Other current assets	13,530	13,714

Total current assets	860,403	730,447
Property and equipment, net	113,928	104,292
Marketable securities	128,772	78,619
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	4,431	5,062
Other assets	25,331	24,126

Total assets	$1,169,961	$979,642

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$7,410	$7,510
Accounts payable	23,495	22,478
Accrued liabilities	41,809	39,855
Income taxes payable	11,819	7,974
Student deposits and current portion of deferred tuition revenue	216,910	186,497

Total current liabilities	301,443	264,314
Deferred tuition revenue, less current portion	946	827
Long-term liabilities, less current portion	15,770	15,508

Total liabilities	318,159	280,649

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 174,588,000 and 173,221,000 issued and outstanding at February 28, 2003 and August 31, 2002, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 and 484,000 issued and outstanding at February 28, 2003 and August 31, 2002, respectively	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 15,199,000 and 14,256,000 issued and outstanding at February 28, 2003 and August 31, 2002, respectively

Additional paid-in capital	265,045	227,155
Apollo Education Group Class A treasury stock, at cost, 2,801,000 and 4,162,000 shares at February 28, 2003 and August 31, 2002, respectively	(33,876)	(46,029)
University of Phoenix Online treasury stock, at cost, 24,000 shares at August 31, 2002		(526)
Retained earnings	620,561	518,186
Accumulated other comprehensive income (loss)	(32)	103

Total shareholders’ equity	851,802	698,993

Total liabilities and shareholders’ equity	$1,169,961	$979,642

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

(In thousands, except per share amounts)		(Unaudited)
Revenues:
Tuition and other, net	$295,181	$222,618	$604,078	$450,797

Costs and expenses:
Instructional costs and services	143,249	118,778	285,352	235,538
Selling and promotional	64,485	46,886	124,811	92,305
General and administrative	16,702	13,333	32,849	27,987

	224,436	178,997	443,012	355,830

Income from operations	70,745	43,621	161,066	94,967
Interest income, net	3,509	2,736	7,043	5,779

Income before income taxes	74,254	46,357	168,109	100,746
Provision for income taxes	28,568	18,264	65,734	39,694

Net income	$45,686	$28,093	$102,375	$61,052

Net income attributed to:
Apollo Education Group common stock	$42,607	$26,562	$96,377	$58,230

University of Phoenix Online common stock	$3,079	$1,531	$5,998	$2,822

Earnings per share attributed to:
Apollo Education Group common stock:
Basic net income per share	$0.24	$0.15	$0.55	$0.34

Diluted net income per share	$0.24	$0.15	$0.54	$0.33

Basic weighted average shares outstanding	174,829	172,645	174,469	172,396

Diluted weighted average shares outstanding	177,309	175,425	177,096	175,173

University of Phoenix Online common stock:
Basic net income per share	$0.20	$0.12	$0.41	$0.22

Diluted net income per share	$0.19	$0.10	$0.37	$0.19

Basic weighted average shares outstanding	15,064	12,896	14,774	12,818

Diluted weighted average shares outstanding	16,395	14,909	16,190	14,746

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

(In thousands)		(Unaudited)
Net income	$45,686	$28,093	$102,375	$61,052
Other comprehensive income, net of income taxes:
Currency translation gain (loss)	(204)	59	(135)	103

Comprehensive income	$45,482	$28,152	$102,240	$61,155

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	February 28,
	2003	2002

(In thousands)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income	$102,375	$61,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,128	17,372
Amortization of investment premiums	2,574	1,058
Provision for uncollectible accounts	10,774	8,251
Deferred income taxes	(2,291)	(1,951)
Tax benefits of stock options exercised	28,281	10,985
Decrease (increase) in assets:
Restricted cash	(23,732)	(24,897)
Receivables	(24,370)	(11,752)
Other assets	(593)	982
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	6,816	(1,017)
Student deposits and deferred revenue	30,532	26,508
Other liabilities	1,642	1,087

Net cash provided by operating activities	151,136	87,678

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(29,240)	(16,180)
Purchase of marketable securities	(162,945)	(143,417)
Maturities of marketable securities	138,417	117,913
Purchase of other assets	(1,332)	(717)

Net cash used for investing activities	(55,100)	(42,401)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(4,068)	(2,438)
Issuance of Apollo Education Group Class A common stock	19,047	8,222
Purchase of University of Phoenix Online common stock	(2,012)	(6,833)
Issuance of University of Phoenix Online common stock	9,321	6,458
Payments on long-term debt	(100)	(100)

Net cash provided by financing activities	22,188	5,309

Currency translation gain (loss)	(135)	103

Net increase in cash and cash equivalents	118,089	50,689
Cash and cash equivalents at beginning of period	295,237	145,933

Cash and cash equivalents at end of period	$413,326	$196,622

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.     The interim consolidated financial statements include the accounts of Apollo Group, Inc. (“Apollo” or the “Company”) and its wholly-owned subsidiaries, which include The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), Western International University, Inc. (“WIU”), and The College for Financial Planning Institutes Corporation (the “College”). This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2003 and 2002 refer to the periods ended February 28, 2003 and 2002, respectively.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining an 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.2% at February 28, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

2.     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 28, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

3.     At February 28, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

		(Unaudited)
Apollo Education Group
Net income, as reported	$42,607	$26,562	$96,377	$58,230
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,559)	(3,867)	(6,307)	(6,800)

Pro forma net income	$39,048	$22,695	$90,070	$51,430
Earnings per share:
Basic — as reported	$0.24	$0.15	$0.55	$0.34
Basic — pro forma	$0.22	$0.13	$0.52	$0.30
Diluted — as reported	$0.24	$0.15	$0.54	$0.33
Diluted — pro forma	$0.22	$0.13	$0.51	$0.29
University of Phoenix Online
Net income, as reported	$3,079	$1,531	$5,998	$2,822
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(119)	(164)	(190)	(316)

Pro forma net income	$2,960	$1,367	$5,808	$2,506
Earnings per share:
Basic — as reported	$0.20	$0.12	$0.41	$0.22
Basic — pro forma	$0.20	$0.11	$0.39	$0.20
Diluted — as reported	$0.19	$0.10	$0.37	$0.19
Diluted — pro forma	$0.17	$0.09	$0.35	$0.17

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the three months ended February 28, 2003 and 2002, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 44.0% and 42.0%; 3) risk-free interest rates of 2.8% and 3.2%; and 4) expected lives of 3.5 and 2.2 years and for grants for the three months ended February 28, 2003 and 2002, respectively, for University of Phoenix Online: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 50.0% and 61.0%; 3) risk-free interest rates of 2.8% and 4.5%; and 4) expected lives of 4.2 and 3.1 years.

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

5.     On April 4, 2002, the Board of Directors of Apollo authorized a 3-for-2 stock split of its Apollo Education Group Class A and Class B common stock to be affected in the form of a stock dividend. In connection with this split, holders of Apollo Education Group Class B common stock were issued one additional share of Apollo Education Group Class A common stock for every two shares of Apollo Education Group Class B common stock. All Apollo Education Group common stock amounts and earnings per share figures for periods prior to the stock split have been restated to reflect the effect of the stock split.

On April 4, 2002, the Board of Directors of Apollo authorized a 4-for-3 stock split of its University of Phoenix Online common stock to be affected in the form of a stock dividend. All University of Phoenix Online common stock amounts and earnings per share figures for periods prior to this stock split have been restated to reflect the effect of the stock split.

6.     Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

(In thousands)		(Unaudited)
Apollo Education Group	$42,607	$26,562	$96,377	$58,230
University of Phoenix Online	3,079	1,531	5,998	2,822

Net income	$45,686	$28,093	$102,375	$61,052

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.2% at February 28, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

		For the Three Months Ended February 28,
		2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
Basic net income per share	$42,607	174,829	$0.24	$26,562	172,645	$0.15
Effect of dilutive securities:
Stock options		2,480			2,780

Diluted net income per share	$42,607	177,309	$0.24	$26,562	175,425	$0.15

		For the Six Months Ended February 28,
		2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
Basic net income per share	$96,377	174,469	$0.55	$58,230	172,396	$0.34
Effect of dilutive securities:
Stock options		2,627			2,777

Diluted net income per share	$96,377	177,096	$0.54	$58,230	175,173	$0.33

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 28, 2003 and 2002 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

		For the Three Months Ended February 28,
		2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
Basic net income per share	$3,079	15,064	$0.20	$1,531	12,896	$0.12
Effect of dilutive securities:
Stock options		1,331			2,013

Diluted net income per share	$3,079	16,395	$0.19	$1,531	14,909	$0.10

		For the Six Months Ended February 28,
		2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

			(Unaudited)
Basic net income per share	$5,998	14,774	$0.41	$2,822	12,818	$0.22
Effect of dilutive securities:
Stock options		1,416			1,928

Diluted net income per share	$5,998	16,190	$0.37	$2,822	14,746	$0.19

Basic earnings per share of University of Phoenix Online common stock for the three and six months ended February 28, 2003 and 2002 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock is included.

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

	Three Months Ended February 28,
	2003

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$178,205	$116,976		$295,181
Inter-group license fee revenue(2)	4,679		(4,679)	—

	182,884	116,976	(4,679)	295,181

Costs and expenses:
Instructional costs and services
External expenses(3)	106,631	36,618		143,249
Inter-group allocated expenses(4)	(6,311)	6,311		—
Inter-group license fee expense(2)		4,679	(4,679)	—
Selling and promotional
External expenses(3)	37,681	26,804		64,485
Inter-group allocated expenses(4)	(251)	251		—
General and administrative
External expenses(3)	16,702			16,702
Inter-group allocated expenses(4)	(6,171)	6,171		—

	148,281	80,834	(4,679)	224,436

Income from operations	34,603	36,142	—	70,745
Interest income, net	2,511	998		3,509

Income before income taxes	37,114	37,140	—	74,254
Provision for income taxes(5)	13,786	14,782		28,568

Net income	$23,328	$22,358	$—	$45,686

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended February 28,
	2002

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$150,461	$72,157		$222,618
Inter-group license fee revenue(2)	2,886		(2,886)	—

	153,347	72,157	(2,886)	222,618

Costs and expenses:
Instructional costs and services
External expenses(3)	95,796	22,982		118,778
Inter-group allocated expenses(4)	(4,702)	4,702		—
Inter-group license fee expense(2)		2,886	(2,886)	—
Selling and promotional
External expenses(3)	30,069	16,817		46,886
Inter-group allocated expenses(4)	(174)	174		—
General and administrative
External expenses(3)	13,333			13,333
Inter-group allocated expenses(4)	(4,206)	4,206		—

	130,116	51,767	(2,886)	178,997

Income from operations	23,231	20,390	—	43,621
Interest income, net	2,025	711		2,736

Income before income taxes	25,256	21,101	—	46,357
Provision for income taxes(5)	9,876	8,388		18,264

Net income	$15,380	$12,713	$—	$28,093

	Six Months Ended February 28,
	2003

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$376,911	$227,167		$604,078
Inter-group license fee revenue(2)	9,087		(9,087)	—

	385,998	227,167	(9,087)	604,078

Costs and expenses:
Instructional costs and services
External expenses(3)	215,979	69,373		285,352
Inter-group allocated expenses(4)	(12,099)	12,099		—
Inter-group license fee expense(2)		9,087	(9,087)	—
Selling and promotional
External expenses(3)	72,007	52,804		124,811
Inter-group allocated expenses(4)	(476)	476		—
General and administrative
External expenses(3)	32,849			32,849
Inter-group allocated expenses(4)	(11,678)	11,678		—

	296,582	155,517	(9,087)	443,012

Income from operations	89,416	71,650	—	161,066
Interest income, net	5,023	2,020		7,043

Income before income taxes	94,439	73,670	—	168,109
Provision for income taxes(5)	36,413	29,321		65,734

Net income	$58,026	$44,349	$—	$102,375

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Six Months Ended February 28,
	2002

	Apollo	University of
	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.

	(Unaudited)
(In thousands)
Revenues:
Tuition and other, net(1)	$314,300	$136,497		$450,797
Inter-group license fee revenue(2)	5,460		(5,460)	—

	319,760	136,497	(5,460)	450,797

Costs and expenses:
Instructional costs and services
External expenses(3)	191,127	44,411		235,538
Inter-group allocated expenses(4)	(8,247)	8,247		—
Inter-group license fee expense(2)		5,460	(5,460)	—
Selling and promotional
External expenses(3)	59,997	32,308		92,305
Inter-group allocated expenses(4)	(323)	323		—
General and administrative
External expenses(3)	27,987			27,987
Inter-group allocated expenses(4)	(8,037)	8,037		—

	262,504	98,786	(5,460)	355,830

Income from operations	57,256	37,711	—	94,967
Interest income, net	4,218	1,561		5,779

Income before income taxes	61,474	39,272	—	100,746
Provision for income taxes(5)	24,083	15,611		39,694

Net income	$37,391	$23,661	$—	$61,052

     (1)  Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2)  Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $4.7 million and $2.9 million for the three months ended February 28, 2003 and 2002, respectively and $9.1 million and $5.5 million for the six months ended February 28, 2003 and 2002, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

     (4)  Certain costs incurred by Apollo and University of Phoenix including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo and University of Phoenix. The allocation of such expenses to University of Phoenix Online was as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

(In thousands)		(Unaudited)
Instructional costs and services	$6,311	$4,702	$12,099	$8,247
Selling and promotional	251	174	476	323
General and administrative	6,171	4,206	11,678	8,037

	$12,733	$9,082	$24,253	$16,607

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

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Two status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect FIN No. 45 to have a material effect on its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN No. 46 to have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

Review by Independent Accountants

          The financial information as of February 28, 2003, and for the three-month and six-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of February 28, 2003, and the related consolidated statements of operations and of comprehensive income for each of the three-month and six-month periods ended February 28, 2003 and February 28, 2002 and the consolidated statement of cash flows for the six-month periods ended February 28, 2003 and February 28, 2002. These interim financial statements are the responsibility of Apollo Group, Inc.’s management.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
March 24, 2003

PART I — FINANCIAL INFORMATION

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

          The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and six-month periods ended February 28, 2003 included in Item 1.

          This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2003, are expected to range from $45.0 to $50.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 4) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows; and 5) while the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. These forward-looking statements are based our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

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

Revenues, receivables, and related liabilities

          95% of our tuition and other net revenues during the first six months of 2003 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 94% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

          Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in our degree programs generally enroll in a program of study that encompasses a series of five to six week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which we are entitled under the terms of our revenue-sharing contracts with Institute for Professional Development client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource, our new online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College for Financial Planning’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

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

          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $7.6 million and $4.9 million in the three months ended February 28, 2003 and 2002, respectively and $13.6 million and $8.9 million in the six months ended February 28, 2003 and 2002.

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

Expenses

          We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative. Instructional costs and services at University of Phoenix, Western International University, and the College for Financial Planning consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative salaries for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, and depreciation and amortization of property and equipment. University of Phoenix and Western International University faculty members are contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at Institute for Professional Development consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for Institute for Professional Development-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of its client institutions. Costs related to the start-up of new campuses and learning centers are expensed as incurred.

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

RESULTS OF OPERATIONS

          The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2003	2002	2003	2002

		(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	48.5	53.3	47.2	52.2
Selling and promotional	21.8	21.1	20.7	20.5
General and administrative	5.7	6.0	5.4	6.2

	76.0	80.4	73.3	78.9

Income from operations	24.0	19.6	26.7	21.1
Interest income, net	1.2	1.2	1.1	1.2

Income before income taxes	25.2	20.8	27.8	22.3
Provision for income taxes	9.7	8.2	10.9	8.8

Net income	15.5%	12.6%	16.9%	13.5%

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2002

          Tuition and other net revenues increased by 32.6% to $295.2 million in the three months ended February 28, 2003 from $222.6 million in the three months ended February 28, 2002 due primarily to a 26.6% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended February 28, 2002 to the three months ended February 28, 2003.

          Tuition and other net revenues for the three months ended February 28, 2003 and 2002 consist primarily of $277.3 million and $210.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.5 million and $2.7 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 20.6% to $143.2 million in the three months ended February 28, 2003 from $118.8 million in the three months ended February 28, 2002 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 48.5% in the three months ended February 28, 2003 from 53.3% in the three months ended February 28, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

          Selling and promotional expenses increased by 37.5% to $64.5 million in the three months ended February 28, 2003 from $46.9 million in the three months ended February 28, 2002 due primarily to additional advertising expenditures and an increase in the number of enrollment counselors. These expenses as a percentage of tuition and other net revenues increased to 21.8% in the three months ended February 28, 2003 from 21.1% in the three months ended February 28, 2002 as a result of additional advertising expenditures and an increase in the number of enrollment counselors.

          General and administrative expenses increased by 25.3% to $16.7 million in the three months ended February 28, 2003 from $13.3 million in the three months ended February 28, 2002 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.7% in the three months ended February 28, 2003 from 6.0% in the three months ended February 28, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income was $3.5 million and $2.7 million in the three months ended February 28, 2003 and 2002, respectively. Interest expense was $105,000 and $136,000 for the three months ended February 28, 2003 and 2002, respectively.

          Our effective tax rate decreased to 38.5% in the three months ended February 28, 2003 from 39.4% in the three months ended February 28, 2002 primarily as a result of a refund of state income taxes during the three months ended February 28, 2003.

          Net income increased to $45.7 million in the three months ended February 28, 2003 from $28.1 million in the three months ended February 28, 2002 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs, partially offset by increased selling and promotional expenses.

SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 2002

          Tuition and other net revenues increased by 34.0% to $604.1 million in the six months ended February 28, 2003 from $450.8 million in the six months ended February 28, 2002 due primarily to a 27.8% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the six months ended February 28, 2002 to the six months ended February 28, 2003.

          Tuition and other net revenues for the six months ended February 28, 2003 and 2002 consist primarily of $568.7 million and $426.3 million, respectively, of net tuition revenues from students enrolled in degree programs and $5.1 million and $5.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 21.1% to $285.4 million in the six months ended February 28, 2003 from $235.5 million in the six months ended February 28, 2002 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 47.2% in the six months ended February 28, 2003 from 52.2% in the six months ended February 28, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

          Selling and promotional expenses increased by 35.2% to $124.8 million in the six months ended February 28, 2003 from $92.3 million in the six months ended February 28, 2002 due primarily to additional advertising and marketing expenditures and additional enrollment counselors. These expenses as a percentage of tuition and other net revenues remained fairly consistent increasing to 20.7% in the six months ended February 28, 2003 from 20.5% in the six months ended February 28, 2002.

          General and administrative expenses increased by 17.4% to $32.8 million in the six months ended February 28, 2003 from $28.0 million in the six months ended February 28, 2002 due primarily to increased employee compensation and related expenses partially offset by a $1.0 million contribution to the Twin Towers Fund made during the first quarter of 2002. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.4% in the six months ended February 28, 2003 from 6.2% in the six months ended February 28, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources and the $1.0 million contribution to the Twin Towers Fund made during the first quarter of 2002.

          Net interest income was $7.0 million and $5.8 million in the six months ended February 28, 2003 and 2002, respectively. Interest expense was $210,000 and $225,000 for the six months ended February 28, 2003 and 2002, respectively.

          Our effective tax rate decreased to 39.1% in the six months ended February 28, 2003 from 39.4% in the six months ended February 28, 2002 primarily as a result of a refund of state income taxes during the three months ended February 28, 2003.

          Net income increased to $102.4 million in the six months ended February 28, 2003 from $61.1 million in the six months ended February 28, 2002 due primarily to increased enrollments, increased tuition rates, and improved utilization of instructional costs and services and general and administrative costs, partially offset by increased selling and promotional expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities increased to $151.1 million in the six months ended February 28, 2003 from $87.7 million in the six months ended February 28, 2002. The increase resulted primarily from increased net income, larger increases in accounts payable and accrued liabilities and student deposits and deferred revenue and an increase in the tax benefit for options exercised partially offset by a larger increase in receivables.

          Capital expenditures increased to $29.2 million during the six months ended February 28, 2003 compared to $16.2 million in the six months ended February 28, 2002 primarily due to increases in the purchase of furniture and equipment and costs incurred related to internal use software projects to support the increase in student and employee levels. Total purchases of property and equipment for the year ended August 31, 2003 are expected to range from $45.0 to $50.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

          At February 28, 2003, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. At February 28, 2003, availability under the line of credit was reduced by an outstanding letter of credit of $8.8 million. The letter of credit expired on February 28, 2003 and will not be renewed. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2005.

          Our Board of Directors authorized a program allocating up to $150.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of February 28, 2003, we had repurchased approximately 10,224,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $113.2 million and approximately 455,000 shares of University of Phoenix Online common stock at a total cost of approximately $9.4 million.

          On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 86.2% at February 28, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

          The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 28, 2003, we had approximately $124.0 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect FIN No. 45 to have a material effect on its financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN No. 46 to have a material effect on its financial condition or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

IMPACT OF INFLATION

     Inflation has not had a significant impact on our historical operations.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment counselors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment counselors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment counselors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Two status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

On January 23, 2003, our Class B common stock shareholders acted by unanimous written consent in lieu of an annual meeting. Pursuant to the unanimous written consent, the Class B shareholders elected as Class I directors, to hold office until the 2006 annual meeting of shareholders: John G. Sperling, Ph.D., Dino J. DeConcini, and Thomas Weir. Subsequent to the annual meeting, Thomas Weir passed away.

Apollo’s other incumbent directors (John R. Norton III, Hedy F. Govenar, J. Jorge Klor de Alva, Todd S. Nelson, Peter V. Sperling, and John Blair) had terms that continued after the 2003 annual meeting.

Item 5.	Other Information	Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1k	Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo National Association dated February 3, 2003

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99.1	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

Exhibit 99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

   No reports on Form 8-K were filed during the three months ended February 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: April 14, 2003

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

Date: April 14, 2003

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

Date: April 14, 2003

/s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer

APOLLO GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1k	Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo National Association dated February 3, 2003

15.1	Letter on Unaudited Interim Financial Information

99.1	University of Phoenix Online Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations

99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002