Form 10-Q
period 2003-05-31
APOLLO GROUP INC
filed 2003-07-15
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

ARIZONA	86-0419443
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☐	NO ☒

AT JULY 9, 2003, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	175,274,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	15,639,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	28
SIGNATURES	29
EXHIBIT INDEX	32
EXHIBIT 15.1 – Letter on Unaudited Interim Financial Information
EXHIBIT 99.1 – Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online
EXHIBIT 99.2 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 99.3 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements - Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31,	August 31,
	2003	2002

(Dollars in thousands)	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$418,892	$295,237
Restricted cash	135,477	100,252
Marketable securities	243,055	214,547
Receivables, net	115,044	99,282
Deferred tax assets, net	9,270	7,415
Other current assets	14,691	13,714

Total current assets	936,429	730,447
Property and equipment, net	115,247	104,292
Marketable securities	157,714	78,619
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	4,529	5,062
Other assets	24,955	24,126

Total assets	$1,275,970	$979,642

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$3,255	$7,510
Accounts payable	23,288	22,478
Accrued liabilities	42,286	39,855
Income taxes payable	9,754	7,974
Student deposits and current portion of deferred tuition revenue	231,928	186,497

Total current liabilities	310,511	264,314
Deferred tuition revenue, less current portion	740	827
Long-term liabilities, less current portion	15,376	15,508

Total liabilities	326,627	280,649

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 175,053,000 and 173,221,000 issued and outstanding at May 31, 2003 and August 31, 2002, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 and 484,000 issued and outstanding at May 31, 2003 and August 31, 2002, respectively	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 15,592,000 and 14,256,000 issued and outstanding at May 31, 2003 and August 31, 2002, respectively
Additional paid-in capital	283,117	227,155
Apollo Education Group Class A treasury stock, at cost, 2,336,000 and 4,162,000 shares at May 31, 2003 and August 31, 2002, respectively	(28,324)	(46,029)
University of Phoenix Online treasury stock, at cost, 24,000 shares at August 31, 2002		(526)
Retained earnings	694,818	518,186
Accumulated other comprehensive income (loss)	(372)	103

Total shareholders’ equity	949,343	698,993

Total liabilities and shareholders’ equity	$1,275,970	$979,642

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

(In thousands, except per share amounts)	(Unaudited)
Revenues:
Tuition and other, net	$364,166	$276,349	$968,244	$727,146

Costs and expenses:
Instructional costs and services	159,345	129,764	444,697	365,302
Selling and promotional	70,990	50,546	195,801	142,851
General and administrative	17,015	15,260	49,864	43,247

	247,350	195,570	690,362	551,400

Income from operations	116,816	80,779	277,882	175,746
Interest income, net	3,853	3,068	10,896	8,847

Income before income taxes	120,669	83,847	288,778	184,593
Provision for income taxes	46,412	33,048	112,146	72,742

Net income	$74,257	$50,799	$176,632	$111,851

Net income attributed to:
Apollo Education Group common stock	$69,816	$48,369	$166,193	$106,599

University of Phoenix Online common stock	$4,441	$2,430	$10,439	$5,252

Earnings per share attributed to:
Apollo Education Group common stock:
Basic net income per share	$0.40	$0.28	$0.95	$0.62

Diluted net income per share	$0.39	$0.27	$0.94	$0.61

Basic weighted average shares outstanding	175,311	173,112	174,750	172,635

Diluted weighted average shares outstanding	177,931	176,040	177,375	175,462

University of Phoenix Online common stock:
Basic net income per share	$0.29	$0.18	$0.70	$0.40

Diluted net income per share	$0.27	$0.16	$0.64	$0.35

Basic weighted average shares outstanding	15,446	13,283	14,998	12,974

Diluted weighted average shares outstanding	16,742	15,291	16,374	14,928

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

(In thousands)	(Unaudited)
Net income	$74,257	$50,799	$176,632	$111,851
Other comprehensive income, net of income taxes:
Currency translation loss	(340)	(152)	(475)	(49)

Comprehensive income	$73,917	$50,647	$176,157	$111,802

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2003	2002

(In thousands)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income	$176,632	$111,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,585	26,341
Amortization of investment premiums	3,858	2,208
Provision for uncollectible accounts	15,079	11,495
Deferred income taxes	(1,322)	(4,516)
Tax benefits of stock options exercised	39,730	20,537
Increase in assets:
Restricted cash	(35,225)	(30,859)
Receivables	(30,841)	(13,859)
Other assets	(1,507)	(204)
Increase in liabilities:
Accounts payable and accrued liabilities	5,021	12,573
Student deposits and deferred revenue	45,344	37,199
Other liabilities	2,282	8,576

Net cash provided by operating activities	248,636	181,342

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(41,151)	(27,713)
Purchase of marketable securities	(324,959)	(225,568)
Maturities of marketable securities	213,498	150,030
Purchase of other assets	(1,757)	(1,129)

Net cash used for investing activities	(154,369)	(104,380)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(4,068)	(2,438)
Issuance of Apollo Education Group Class A common stock	26,353	14,368
Purchase of University of Phoenix Online common stock	(2,012)	(6,833)
Issuance of University of Phoenix Online common stock	14,190	10,812
Payments on long-term liabilities	(4,600)	(100)

Net cash provided by financing activities	29,863	15,809

Currency translation loss	(475)	(49)

Net increase in cash and cash equivalents	123,655	92,722
Cash and cash equivalents at beginning of period	295,237	145,933

Cash and cash equivalents at end of period	$418,892	$238,655

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations

Apollo Group, Inc. (“Apollo” or the “Company”), through its wholly-owned subsidiaries, The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (the “College”), and Western International University, Inc. (“WIU”), has been providing higher education to working adults for over 25 years.

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 42 physical campuses and 85 learning centers located in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 22 regionally accredited private colleges and universities. IPD currently operates at 22 campuses and 30 learning centers in 22 states.

The College, located in Denver, Colorado, provides financial planning education programs, as well as a regionally accredited graduate degree program in financial planning.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining an 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.9% at May 31, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2003 and 2002 refer to the periods ended May 31, 2003 and 2002, respectively.

Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended May 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Principles of consolidation

The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in U.S. agency-backed securities and auction market preferred stock with maturities of ninety days or less.

Investments

Investments in marketable securities such as municipal bonds and U.S. agency obligations are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities until maturity. Investments in joint ventures and other long-term investments are primarily carried at cost and are included in other assets in the Consolidated Balance Sheet.

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally developed software. Depreciation is provided on all furniture, equipment, and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

Revenues, receivables, and related liabilities

95% of the Company’s tuition and other net revenues during the nine months ended May 31, 2003 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also includes commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 94% of consolidated tuition revenue. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company’s degree programs generally enroll in a program of study that encompasses a series of five to six week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource, the Company’s new online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for bad debts and are based on the Company’s historical collection experience, current trends, and a percentage of the Company’s accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. A significant change in the aging of the Company’s accounts receivable balances would have an effect on the allowance for doubtful accounts balance. The Company’s accounts receivable are written-off once the account is deemed to be uncollectible. This typically occurs once it has exhausted all efforts to collect the account which includes collection attempts by company employees and outside collection agencies.

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $8.7 million (2.3% of gross revenues) and $6.0 million (2.1% of gross revenues) in the three months ended May 31, 2003 and 2002, respectively, and $24.4 million (2.5% of gross revenues) and $16.0 million (2.2% of gross revenues) in the nine months ended May 31, 2003 and 2002, respectively.

Many of the Company’s students participate in government sponsored financial aid programs under Title IV of the Higher Education Act of 1965. These financial aid programs generally consist of guaranteed student loans and direct grants to students. Guaranteed student loans are issued directly to the student by external financial institutions, to whom the student is obligated, and are non-recourse to the Company.

Student deposits consist of payments made in advance of billings. As the student is billed, the student deposit is applied against the resulting student receivable.

Cost in excess of fair value of assets purchased

At May 31, 2003 and 2002, the Company’s cost in excess of fair value of assets purchased (i.e. goodwill) related primarily to the acquisition of certain assets of the College and WIU. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under this guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value.

SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company adopted SFAS No. 142 effective September 1, 2001 and discontinued the amortization of goodwill as of that date. During the first quarter of 2002, the Company identified its various reporting units which consist if its wholly-owned subsidiaries, University of Phoenix, IPD, the College, and WIU. During the second quarter of 2002, the Company completed the first step impairment test as of September 1, 2001 and determined that an impairment charge was not required. The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test.

Fair value of financial instruments

The carrying amount reported in the Consolidated Balance Sheet for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued liabilities, and student deposits and deferred revenue approximate fair value because of the short-term nature of these financial instruments.

Earnings per share

The Company presents basic and diluted earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock according to participation rights in undistributed earnings.

Basic earnings per share for Apollo Education Group common stock is calculated by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of shares of Apollo Education Group Class A and Class B common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans, exclusive of options granted with respect to University of Phoenix Online common stock.

Basic earnings per share for University of Phoenix Online common stock is calculated by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the weighted average number of shares of University of Phoenix Online common stock outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock.

Both basic and diluted weighted average shares have been retroactively restated for stock splits effected in the form of stock dividends. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

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

Selling and promotional costs

Selling and promotional costs consist primarily of compensation for enrollment advisors and corporate marketing, advertising costs, production of marketing materials, and other costs related to selling and promotional functions. The Company expenses selling and promotional costs as incurred.

Start-up costs

Costs related to the start-up of new campuses and learning centers are expensed as incurred.

Stock-based compensation

At May 31, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

	(Unaudited)
Apollo Education Group
Net income, as reported	$69,816	$48,369	$166,193	$106,599
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,002)	(3,417)	(9,309)	(10,217)

Pro forma net income	$66,814	$44,952	$156,884	$96,382
Earnings per share:
Basic - as reported	$0.40	$0.28	$0.95	$0.62
Basic - pro forma	$0.38	$0.26	$0.90	$0.56
Diluted - as reported	$0.39	$0.27	$0.94	$0.61
Diluted - pro forma	$0.38	$0.26	$0.88	$0.55
University of Phoenix Online
Net income, as reported	$4,441	$2,430	$10,439	$5,252
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(126)	(108)	(316)	(424)

Pro forma net income	$4,315	$2,322	$10,123	$4,828
Earnings per share:
Basic - as reported	$0.29	$0.18	$0.70	$0.40
Basic - pro forma	$0.28	$0.17	$0.67	$0.37
Diluted - as reported	$0.27	$0.16	$0.64	$0.35
Diluted - pro forma	$0.26	$0.15	$0.62	$0.32

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the three months ended May 31, 2003 and 2002, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 42.0% and 42.0%; 3) risk-free interest rates of 2.0% and 3.7%; and 4) expected lives of 2.5 and 1.3 years. No University of Phoenix Online options were granted in the three months ended May 31, 2003 or May 31, 2002.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the nine months ended May 31, 2003 and 2002, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 43.9% and 42.0%; 3) risk-free interest rates of 3.2% and 3.7%; and 4) expected lives of 3.3 and 2.8 years and for grants for the nine months ended May 31, 2003 and 2002, respectively, for University of Phoenix Online: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 56.0% and 61.0%; 3) risk-free interest rates of 3.1% and 3.9%; and 4) expected lives of 3.0 and 2.8 years.

Segment information

The Company’s operations are aggregated into a single reportable operating segment based upon their similar economic and operating characteristics. The Company’s educational operations are conducted in similar markets and produce similar economic results. These operations provide higher education programs for working adults. The Company’s operations are also subject to a similar regulatory environment, which include licensing and accreditation.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The Company does not expect FIN No. 45 will have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to ABP No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. The Company does not expect FIN No. 46 will have a material effect on its financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect SFAS No. 149 will have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect SFAS No. 150 will have a material effect on its financial condition or results of operations.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	May 31,		August 31,
	2003		2002

	(Unaudited)
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$174,570	$174,279	$189,734	$189,270
U.S. treasury obligations			2,528	2,522
U.S. agency obligations	12,347	12,313	7,054	7,033
Auction rate preferred stock	46,300	46,299	2,700	2,699
Corporate obligations	10,221	10,164	13,077	13,023

Total current marketable securities	243,438	243,055	215,093	214,547

Classified as noncurrent:
Municipal bonds due in 1-5 years	98,684	97,903	40,696	40,505
U.S. agency obligations	22,997	23,059	23,045	23,016
Auction rate preferred stock	28,025	28,025	7,550	7,547
Corporate obligations	8,814	8,727	7,593	7,551

Total noncurrent marketable securities	158,520	157,714	78,884	78,619

Total marketable securities	$401,958	$400,769	$293,977	$293,166

Receivables consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Trade receivables	$120,262	$103,371
Interest receivable	4,854	3,442

	125,116	106,813
Less allowance for doubtful accounts	(10,072)	(7,531)

Total receivables, net	$115,044	$99,282

Bad debt expense was $15.1 million and $11.5 million for the nine months ended May 31, 2003 and 2002, respectively. Write-offs, net of recoveries, were $12.5 million and $11.5 million for the nine months ended May 31, 2003 and 2002, respectively.

Property and equipment consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Furniture and equipment	$171,912	$143,481
Software	48,793	41,971
Leasehold improvements	45,031	40,337
Land and buildings	115	115

	265,851	225,904
Less accumulated depreciation and amortization	(150,604)	(121,612)

Property and equipment, net	$115,247	$104,292

Depreciation and amortization expense was $30.2 million and $26.0 million for the nine months ended May 31, 2003 and 2002, respectively.

Cost in excess of fair value of assets purchased consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Cost in excess of fair value of assets purchased	$42,581	$42,581
Less accumulated amortization	(5,485)	(5,485)

Total cost in excess of fair value of assets purchased, net	$37,096	$37,096

As was previously discussed, the Company adopted SFAS No. 142 effective September 1, 2001 and discontinued the amortization of goodwill as of that date.

Accrued liabilities consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Salaries, wages, and benefits	$24,994	$20,180
Other accrued liabilities	17,292	19,675

Total accrued liabilities	$42,286	$39,855

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Student deposits	$153,450	$117,208
Current portion of deferred tuition revenue	66,790	59,802
Application fee revenue	7,456	5,666
Other deferred revenue	4,232	3,821

Total student deposits and current portion of deferred revenue	$231,928	$186,497

Note 4. Short-Term Borrowings

At May 31, 2003, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company’s election. Any amounts borrowed under the line are payable upon its termination in February 2005. The Company’s line of credit agreement prohibits the Company from paying cash dividends or making other cash distributions without the lender’s consent.

Note 5. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	May 31,	August 31,
	2003	2002

	(Unaudited)
Deferred compensation discounted at 7.5%	$1,270	$1,228
Deferred rent	9,516	7,317
U.S. Department of Education settlement paid March 2003	—	4,500
Deferred gain on sale-leasebacks and other contracts	7,758	9,827
Other long-term liabilities	87	146

Total long-term liabilities	18,631	23,018
Less current portion	(3,255)	(7,510)

Total long-term liabilities, net	$15,376	$15,508

The undiscounted deferred compensation liability was $1.6 million at May 31, 2003 and August 31, 2002 and relates to the deferred compensation agreement between the Company and John G. Sperling executed in December 1993. The discount rate for this agreement was determined based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the agreement.

Note 6. Common Stock

The Board of Directors of Apollo authorized a program allocating up to $150 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of May 31, 2003, the Company had repurchased approximately 10,224,000 shares of Apollo Education Group common stock at a total cost of approximately $113.2 million and 455,000 shares of University of Phoenix Online common stock at a total cost of approximately $9.4 million. In March 2003, the Board of Directors of Apollo authorized a program allocating up to an additional $150 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock.

Note 7. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

(In thousands)	(Unaudited)
Apollo Education Group	$69,816	$48,369	$166,193	$106,599
University of Phoenix Online	4,441	2,430	10,439	5,252

Net income	$74,257	$50,799	$176,632	$111,851

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in the University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.9% at May 31, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended May 31,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$69,816	175,311	$0.40	$48,369	173,112	$0.28
Effect of dilutive securities:
Stock options		2,620			2,928

Diluted net income per share	$69,816	177,931	$0.39	$48,369	176,040	$0.27

	For the Nine Months Ended May 31,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$166,193	174,750	$0.95	$106,599	172,635	$0.62
Effect of dilutive securities:
Stock options		2,625			2,827

Diluted net income per share	$166,193	177,375	$0.94	$106,599	175,462	$0.61

Basic earnings per share for Apollo Education Group common stock for the three and nine months ended May 31, 2003 and 2002 were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended May 31,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$4,441	15,446	$0.29	$2,430	13,283	$0.18
Effect of dilutive securities:
Stock options		1,296			2,008

Diluted net income per share	$4,441	16,742	$0.27	$2,430	15,291	$0.16

	For the Nine Months Ended May 31,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$10,439	14,998	$0.70	$5,252	12,974	$0.40
Effect of dilutive securities:
Stock options		1,376			1,954

Diluted net income per share	$10,439	16,374	$0.64	$5,252	14,928	$0.35

Basic earnings per share of University of Phoenix Online common stock for the three and nine months ended May 31, 2003 and 2002 were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock is included.

Note 8. Commitments and Contingencies

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

During 2001, IPD recorded charges of $5.1 million, to provide for its share of the estimated settlement obligation relating to all of its client institutions under audit. The Company’s calculation of the estimated settlement obligation was based on available information and previous experience with respect to such settlements.

Although the Company believes that the OIG’s audits of certain IPD client institutions will be resolved without any material effect on its financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Three status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 9. Consolidating Statement of Operations Data

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

	Three Months Ended May 31,
	2003				2002

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

(In thousands)	(Unaudited)
Revenues:
Tuition and other, net(1)	$218,347	$145,819	$—	$364,166	$185,301	$91,048	$—	$276,349
Inter-group license fee revenue(2)	5,832		(5,832)	—	3,642		(3,642)	—

	224,179	145,819	(5,832)	364,166	188,943	91,048	(3,642)	276,349

Costs and expenses:
Instructional costs and services
External expenses(3)	117,064	42,281		159,345	102,965	26,799		129,764
Inter-group allocated expenses(4)	(7,445)	7,445		—	(4,907)	4,907		—
Inter-group license fee expense(2)		5,832	(5,832)	—		3,642	(3,642)	—
Selling and promotional
External expenses(3)	38,757	32,233		70,990	31,598	18,948		50,546
Inter-group allocated expenses(4)	(339)	339		—	(185)	185		—
General and administrative
External expenses(3)	17,015			17,015	15,260			15,260
Inter-group allocated expenses(4)	(6,312)	6,312		—	(4,675)	4,675		—

	158,740	94,442	(5,832)	247,350	140,056	59,156	(3,642)	195,570

Income from operations	65,439	51,377	—	116,816	48,887	31,892	—	80,779
Interest income, net	2,611	1,242		3,853	2,316	752		3,068

Income before income taxes	68,050	52,619	—	120,669	51,203	32,644	—	83,847
Provision for income taxes(5)	25,470	20,942		46,412	20,072	12,976		33,048

Net income	$42,580	$31,677	$—	$74,257	$31,131	$19,668	$—	$50,799

	Nine Months Ended May 31,
	2003				2002

	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.

(In thousands)	(Unaudited)
Revenues:
Tuition and other, net(1)	$595,258	$372,986	$—	$968,244	$499,601	$227,545	$—	$727,146
Inter-group license fee revenue(2)	14,919		(14,919)	—	9,102		(9,102)	—

	610,177	372,986	(14,919)	968,244	508,703	227,545	(9,102)	727,146

Costs and expenses:
Instructional costs and services
External expenses(3)	333,043	111,654		444,697	294,092	71,210		365,302
Inter-group allocated expenses(4)	(19,544)	19,544		—	(13,154)	13,154		—
Inter-group license fee expense(2)		14,919	(14,919)	—		9,102	(9,102)	—
Selling and promotional
External expenses(3)	110,764	85,037		195,801	91,595	51,256		142,851
Inter-group allocated expenses(4)	(815)	815		—	(508)	508		—
General and administrative
External expenses(3)	49,864			49,864	43,247			43,247
Inter-group allocated expenses(4)	(17,990)	17,990		—	(12,712)	12,712		—

	455,322	249,959	(14,919)	690,362	402,560	157,942	(9,102)	551,400

Income from operations	154,855	123,027	—	277,882	106,143	69,603	—	175,746
Interest income, net	7,634	3,262		10,896	6,534	2,313		8,847

Income before income taxes	162,489	126,289	—	288,778	112,677	71,916	—	184,593
Provision for income taxes(5)	61,883	50,263		112,146	44,155	28,587		72,742

Net income	$100,606	$76,026	$—	$176,632	$68,522	$43,329	$—	$111,851

     (1)  Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

\

     (2)  Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $5.8 million and $3.6 million for the three months ended May 31, 2003 and 2002, respectively and $14.9 million and $9.1 million for the nine months ended May 31, 2003 and 2002, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

     (4)  Certain costs incurred by Apollo and University of Phoenix including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo and University of Phoenix. The allocation of such expenses to University of Phoenix Online was as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

(In thousands)	(Unaudited)
Instructional costs and services	$7,445	$4,907	$19,544	$13,154
Selling and promotional	339	185	815	508
General and administrative	6,312	4,675	17,990	12,712

	$14,096	$9,767	$38,349	$26,374

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

Review by Independent Accountants

          The financial information as of May 31, 2003, and for the three-month and nine-month periods then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Accountants

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of May 31, 2003, and the related consolidated statements of operations and of comprehensive income for each of the three-month and nine-month periods ended May 31, 2003 and May 31, 2002 and the consolidated statement of cash flows for the nine-month periods ended May 31, 2003 and May 31, 2002. These interim financial statements are the responsibility of Apollo Group, Inc.’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
June 20, 2003

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

          The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2002 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and nine-month periods ended May 31, 2003 included in Item 1.

          This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) total purchases of property and equipment for us for the year ended August 31, 2003, are expected to range from $50.0 to $55.0 million; 2) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; 3) although we believe the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 4) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows; and 5) while the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

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

SIGNIFICANT ACCOUNTING POLICIES

          Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements of Apollo Group, Inc. included in this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenues, receivables, and related liabilities

          95% of our tuition and other net revenues during the first nine months of 2003 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 94% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $8.7 million (2.3% of gross revenues) and $6.0 million (2.1% of gross revenues) in the three months ended May 31, 2003 and 2002, respectively and $24.4 million (2.5% of gross revenues) and $16.0 million (2.2% of gross revenues) in the nine months ended May 31, 2003 and 2002.

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

RESULTS OF OPERATIONS

          The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2003	2002	2003	2002

	(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	43.7	47.0	45.9	50.2
Selling and promotional	19.5	18.3	20.2	19.6
General and administrative	4.7	5.5	5.2	6.0

	67.9	70.8	71.3	75.8

Income from operations	32.1	29.2	28.7	24.2
Interest income, net	1.1	1.1	1.1	1.2

Income before income taxes	33.2	30.3	29.8	25.4
Provision for income taxes	12.8	11.9	11.6	10.0

Net income	20.4%	18.4%	18.2%	15.4%

THREE MONTHS ENDED MAY 31, 2003 COMPARED WITH THREE MONTHS ENDED MAY 31, 2002

          Tuition and other net revenues increased by 31.8% to $364.2 million in the three months ended May 31, 2003 from $276.3 million in the three months ended May 31, 2002 due primarily to a 26.4% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended May 31, 2002 to the three months ended May 31, 2003.

          Tuition and other net revenues for the three months ended May 31, 2003 and 2002 consist primarily of $342.6 million and $261.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $3.1 million and $3.0 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 22.8% to $159.3 million in the three months ended May 31, 2003 from $129.8 million in the three months ended May 31, 2002 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 43.7% in the three months ended May 31, 2003 from 47.0% in the three months ended May 31, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

          Selling and promotional expenses increased by 40.4% to $71.0 million in the three months ended May 31, 2003 from $50.5 million in the three months ended May 31, 2002 due primarily to an increase in the number of enrollment advisors and additional advertising expenditures. These expenses as a percentage of tuition and other net revenues increased to 19.5% in the three months ended May 31, 2003 from 18.3% in the three months ended May 31, 2002 as a result of an increase in the number of enrollment advisors and additional advertising and marketing expenditures.

          General and administrative expenses increased by 11.5% to $17.0 million in the three months ended May 31, 2003 from $15.3 million in the three months ended May 31, 2002 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.7% in the three months ended May 31, 2003 from 5.5% in the three months ended May 31, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income was $3.9 million and $3.1 million in the three months ended May 31, 2003 and 2002, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $44,000 and $113,000 in the three months ended May 31, 2003 and 2002, respectively.

          Our effective tax rate decreased to 38.5% in the three months ended May 31, 2003 from 39.4% in the three months ended May 31, 2002. This decrease was due primarily to higher tax-exempt interest income, as well as a decrease in state income tax expense and a refund of state income taxes.

          Net income increased to $74.3 million in the three months ended May 31, 2003 from $50.8 million in the three months ended May 31, 2002 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a decrease in the effective tax rate, partially offset by increased selling and promotional expenses.

NINE MONTHS ENDED MAY 31, 2003 COMPARED WITH NINE MONTHS ENDED MAY 31, 2002

          Tuition and other net revenues increased by 33.2% to $968.2 million in the nine months ended May 31, 2003 from $727.1 million in the nine months ended May 31, 2002 due primarily to a 27.2% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the nine months ended May 31, 2002 to the nine months ended May 31, 2003.

          Tuition and other net revenues for the nine months ended May 31, 2003 and 2002 consist primarily of $911.3 million and $688.0 million, respectively, of net tuition revenues from students enrolled in degree programs and $8.2 million and $8.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 21.7% to $444.7 million in the nine months ended May 31, 2003 from $365.3 million in the nine months ended May 31, 2002 due primarily to the direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 45.9% in the nine months ended May 31, 2003 from 50.2% in the nine months ended May 31, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to the expansion into new geographic markets.

          Selling and promotional expenses increased by 37.1% to $195.8 million in the nine months ended May 31, 2003 from $142.9 million in the nine months ended May 31, 2002 due primarily to additional advertising and marketing expenditures and additional enrollment advisors. These expenses as a percentage of tuition and other net revenues increased to 20.2% in the nine months ended May 31, 2003 from 19.6% in the nine months ended May 31, 2002, as a result of an increase in the number of enrollment advisors and additional advertising expenditures.

          General and administrative expenses increased by 15.3% to $49.9 million in the nine months ended May 31, 2003 from $43.2 million in the nine months ended May 31, 2002 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.2% in the nine months ended May 31, 2003 from 6.0% in the nine months ended May 31, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income was $10.9 million and $8.8 million in the nine months ended May 31, 2003 and 2002, respectively. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $254,000 and $338,000 for the nine months ended May 31, 2003 and 2002, respectively.

          Our effective tax rate decreased to 38.8% in the nine months ended May 31, 2003 from 39.4% in the nine months ended May 31, 2002. This decrease was due primarily to higher tax-exempt interest income, as well as a decrease in state income tax expense and a refund of state income taxes.

          Net income increased to $176.6 million in the nine months ended May 31, 2003 from $111.9 million in the nine months ended May 31, 2002 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a decrease in the effective tax rate, partially offset by increased selling and promotional expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities increased to $248.6 million in the nine months ended May 31, 2003 from $181.3 million in the nine months ended May 31, 2002. The increase resulted primarily from increased net income, a larger increase in student deposits and deferred revenue and an increase in the tax benefit for options exercised partially offset by a larger increase in receivables and smaller increases in accounts payable and accrued liabilities and other liabilities.

          Capital expenditures increased to $41.2 million during the nine months ended May 31, 2003 compared to $27.7 million in the nine months ended May 31, 2002 primarily due to increases in the purchase of furniture and equipment and costs incurred related to internal use software projects to support the increase in student and employee levels. Total purchases of property and equipment for the year ended August 31, 2003 are expected to range from $50.0 to $55.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

          At May 31, 2003, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2005.

          Our Board of Directors authorized a program allocating up to $150.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of May 31, 2003, we had repurchased approximately 10,224,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $113.2 million and approximately 455,000 shares of University of Phoenix Online common stock at a total cost of approximately $9.4 million. In March 2003, the Board of Directors of Apollo authorized a program allocating up to an additional $150 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock.

          On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.9% at May 31, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

          The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of May 31, 2003, we had approximately $135.5 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

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

          On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Three status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

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

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. We do not expect FIN No. 45 will have a material effect on our financial condition or results of operations.

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“ABP No. 28”), to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to ABP No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. We do not expect FIN No. 46 will have a material effect on our financial condition or results of operations.

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. We do not expect SFAS No. 149 will have a material effect on our financial condition or results of operations.

          In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not expect SFAS No. 150 will have a material effect on our financial condition or results of operations.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Three status conferences have been held, but no trial date has been set. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2.	Changes in Securities and Use of Proceeds	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15.1	Letter on Unaudited Interim Financial Information

Exhibit 99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

Exhibit 99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended May 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: July 15, 2003

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

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

Date: July 15, 2003

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

Date: July 15, 2003

/s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15.1	Letter on Unaudited Interim Financial Information

99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002