Form 10-K
period 2003-08-31
APOLLO GROUP INC
filed 2003-11-26
CIK 929887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes ☒    No ☐

     No shares of the Company’s Apollo Education Group Class B common stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 28, 2003, was approximately $8.1 billion. The holders of the Company’s University of Phoenix Online common stock are not entitled to any voting rights. The aggregate market value of University of Phoenix Online common stock held by non-affiliates as of February 28, 2003, was approximately $568.1 million.

     The number of shares outstanding for each of the registrant’s classes of common stock, as of November 17, 2003, is as follows:

Apollo Education Group Class A common stock, no par value	175,884,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	16,061,000 Shares

Documents Incorporated By Reference

     Portions of the registrant’s Annual Report to Shareholders for the year ended August 31, 2003 are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2003 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

PART I

Item 1 — Business

Overview

      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” which are incorporated by reference from our 2003 Annual Report, contain forward-looking statements regarding future events and future results of Apollo Group that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. Words such as “believes,” “expects,” “anticipates,” “estimates,” “targets,” “goals,” “projects,” “intends,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” and those factors set forth in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

      Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, The University of Phoenix, Inc., Institute for Professional Development, The College for Financial Planning Institutes Corporation, and Western International University, Inc. The consolidated enrollment in our educational programs would make us the largest private institution of higher education in the United States. We currently offer our programs and services at 71 campuses and 121 learning centers in 37 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment increased to approximately 200,100 at August 31, 2003 from approximately 86,800 at August 31, 1999.

      University of Phoenix had degree enrollments of approximately 174,900 adult students at August 31, 2003, is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 46 physical campuses and 87 learning centers in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 50% of University of Phoenix’s students receive some level of tuition assistance from their employers.

      Institute for Professional Development provides program development and management consulting services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, and performing accounting and administrative services. Institute for Professional Development provides these services to regionally accredited private colleges and universities at 22 campuses and 31 learning centers in 22 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Develop-

ment’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. Institute for Professional Development places a priority on institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/ learning model than the 18 to 24 year old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.

      Approximately 22,300 degree-seeking students are currently enrolled in Institute for Professional Development assisted programs.

      The College for Financial Planning provides financial planning education programs, including the Certified Financial Planner Professional Education Program. The College for Financial Planning also offers some of its non-degree programs at University of Phoenix campuses.

      Western International University currently offers graduate and undergraduate degree programs to approximately 2,000 students in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

      We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our Internet Web Site addresses are as follows:

• Apollo Group	http://www.apollogrp.edu
• University of Phoenix	http://www.phoenix.edu
• University of Phoenix Online	http://www.uopxonline.com
• Institute for Professional Development	http://www.ipd.org
• Western International University	http://www.wintu.edu
• College for Financial Planning	http://www.fp.edu

      Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2003, 2002, and 2001 relate to the fiscal years ended August 31, 2003, 2002, and 2001, respectively.

Industry Background

      The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $280 billion industry. According to the U.S. Department of Education, over 5.9 million, or 39% of all students enrolled in higher education programs are over the age of 24. This number is projected to reach 6.6 million in 2007 and 6.9 million in 2012. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

      Many working adults are seeking accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend classes and complete coursework on a more convenient schedule. Many universities and emerging technology-based education and training companies currently do not effectively address the unique requirements of working adult students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/ learning model that may be characterized by:

•	a high percentage of full-time tenured faculty with doctoral degrees;

•	fully-configured library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and the related staff and facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

•	Traditional universities and colleges are also limited in their ability to market to or provide the necessary customer service for working adult students because it requires the development of additional administrative and enrollment infrastructure. University of Phoenix maintains a single-minded focus on serving the needs of working adult students.

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

Our Offerings

      We believe that our more than 25-year history as a provider of higher education for working adults enables us to provide our students with an effective education and responsive customer service. Our expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students allows us to offer the following:

•	Accredited Degree Programs. We currently offer 18 degree programs in business, education, information technology, criminal justice, and nursing. The University of Phoenix is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. This regional accreditor or one of the other regional accrediting associations accredit the client institutions of the Institute for Professional Development. This accreditation enables us to grant Associates, Bachelors, Masters, and Doctoral degrees, while also providing students with access to federal financial aid programs.

•	Experienced Faculty Resources. While substantially all of our faculty are working professionals, we require each member of our faculty to possess either a Masters or Doctoral degree and to have five years of recent professional experience in a field related to the subject they teach. We have well-developed methods for hiring and training our faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching mentorship with a more experienced faculty member. Our classes are designed to be small, with an average of one instructor for every fifteen students. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. We use content experts selected from our approximately 17,100 faculty to design our curriculum. This enables us to offer current and relevant standardized programs to our students. We also utilize an institution-wide system to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. This system evaluates the cognitive and affective skills of our students upon registration and upon conclusion of the program and also surveys students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of our students often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Our classes are taught by practitioner faculty members who emphasize the skills desired by employers. In addition, the time flexibility provided by our classes further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 50% of its students receive some level of tuition assistance from their employers.

Strategy

      Our objective is to be the leading provider of accessible, high quality education for working adults and a preferred provider of workplace training to their employers. We are managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, we treat our adult students as our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as our secondary customers. We plan to implement the following strategic initiatives to accomplish this objective:

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

      Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. To its degree offerings, University of Phoenix has recently added Doctor of Business Administration, Doctor of Education in Educational Leadership, and Doctor of Health Administration and a specialization in Finance to its Bachelor of Science in Business. To its certificate programs, University of Phoenix has recently added Special Education and Call Center Professional certificates and graduate certificates in Accounting, Marketing, and Human Resource Management. We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of approximately 55 people involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as a Bachelor of Science in Education, a Bachelor of Science in Security, a Master of Management — International, a Master of Science in Public Safety and Security, and a Master of Social Work;

•	new specializations in Public Administration and Retail Management to the Bachelor of Science in Business, a specialization in software engineering to the Bachelor of Science in Information Technology, and a specialization in school counseling to the Master of Counseling;

•	a certificate in Nursing/Health Care Education; and

•	content area courses for teachers in Math, English, Science, and Social Studies to address the mandates of the “No Child Left Behind” program.

      Expand Access to Programs. We plan to continue expanding our distance education programs and services. Enrollments in distance education degree programs have increased to approximately 80,100 in 2003 from approximately 10,700 in 1999. University of Phoenix Online courses and programs are available via the Internet 24 hours a day, 7 days a week.

      International Expansion. We believe that the international market for our services is a major growth opportunity. The U.S. is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in approximately 91 countries. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

      Effective September 2002, Western International University entered into an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Apollo International, Inc. will manage the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content and the quality of the programs. In April 2003, Western International University entered into an agreement with CIBT Canadian Institute of Business and Technology Corp. and CIBT School of Business (“CIBT”) that allows for Western International University’s educational offerings to be made available in Beijing, China starting in 2004. CIBT will manage the operational component of the program in China while Western International University will maintain the educational content and quality of the programs.

      We will continue to monitor and assess the feasibility of expanding our educational programs to other international markets through similar licensing agreements. Currently we do not plan to independently open facilities outside of North America.

Teaching/Learning Model-Degree Programs

      Our teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions was designed specifically to meet the educational needs of working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging 15 students in size, and also meet weekly as part of a three to five person learning team. Learning team sessions are an integral part of each course. They facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects, and develop communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or other professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

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

• complete a mentorship with an experienced faculty mentor; and

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

Structural Components of Teaching/ Learning Model

      While adults over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year-old students and conduct research. University of Phoenix and Institute for Professional Development client institutions acknowledge the differences in educational needs between older and younger students and provide programs and services that allow working adults to earn their degrees without major disruption to their personal and professional lives.

      The educational literature suggests that working adults require a different teaching/learning model than that designed for traditional, younger students. Working adults seek accessibility, curriculum consistency, time and cost effectiveness, and learning that has an immediate application to the workplace.

      The facilitating elements of our teaching/learning model include:

Accessibility	Professional programs that can be accessed through a variety of delivery modes (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs	While the majority of the faculty at most accredited colleges and universities are employed full-time, most of the University of Phoenix’s faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average University of Phoenix student has been employed full-time for 14 years. The focus on adult, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This facilitates sensitivity to the needs and perceptions of employers. It also helps to generate and sustain diverse sources of revenues. Approximately 50% of University of Phoenix’s students receive some level of tuition assistance from their employers; approximately 37% receive at least half of their tuition; and approximately 15% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

      The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner designation and for students seeking further education in financial services, including Master of Science degrees in Financial Planning, Financial Analysis, and Finance. The College for Financial Planning has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the Masters degrees, these same programs are offered in a classroom-based format through University of Phoenix campuses as well as independent classroom providers and we also offer them through Internet online-based formats. Most of the College for Financial Planning’s students are employed, and approximately 82% have a bachelors degree or higher. The College for Financial Planning’s programs are developed internally by 13 full-

time faculty. With the exception of the Master’s programs, these programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.

      Western International University’s teaching/learning model has similar characteristics to the teaching/ learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. However, Western International University provides educational programs in two-month sessions and, while its students are primarily working adults, Western International University also serves international and domestic students who are between the ages of 18 and 24. Western International University’s faculty consists of 15 full-time faculty and 279 part-time faculty. Western International University’s faculty are working professionals and possess earned Masters or Doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.

Degree Programs and Services

      University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies
•	Bachelor of Science in Business

•	Areas of Specialization

•	Accounting
•	Administration
•	E-business
•	Finance
•	Management
•	Marketing

•	Bachelor of Science in Criminal Justice Administration
•	Bachelor of Science in Human Services Management
•	Bachelor of Science in Health Care Services
•	Bachelor of Science in Information Technology
•	Bachelor of Science in Management
•	Bachelor of Science in Nursing
•	Master of Arts in Education

•	Areas of Specialization

•	Administration and Supervision
•	Adult Education and Distance Learning
•	Curriculum and Instruction
•	Curriculum and Technology
•	Early Childhood
•	Elementary Teacher Education
•	Secondary Teacher Education
•	Special Education

•	Master of Arts in Organizational Management
•	Master of Business Administration

•	Areas of Specialization

•	Accounting
•	E-business
•	Global Management
•	Health Care Management
•	Human Resource Management
•	Marketing
•	Technology Management

•	Master of Counseling

•	Areas of Specialization

•	Community Counseling
•	Marriage and Family Counseling
•	Mental Health Counseling
•	School Counseling

•	Master of Health Administration
•	Master of Science in Nursing

•	Area of Specialization

•	Family Nurse Practitioner

•	Master of Science in Computer Information Systems
•	Doctor of Business Administration
•	Doctor of Education in Educational Leadership
•	Doctor of Health Administration
•	Doctor of Management in Organizational Leadership

      University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.

      Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning, for the potential award of credit. The average number of credits awarded to the approximately 2,650 University of Phoenix undergraduate students who utilized the process in 2003 was approximately 6 credits of the 120 required to graduate. The Council for Adult and Experiential Learning reports that over 1,500 regionally accredited colleges and universities currently accept credits awarded for college level learning gained through experience.

      Institute for Professional Development Services. The Institute for Professional Development’s contracts with its client institutions are individually negotiated and the actual services may vary from one client institution to another. Services to its client institutions may include:

•	conducting market research;

•	assisting with curriculum development;

•	developing and executing marketing strategies;

•	marketing and recruiting of students;

•	performing student accounting and account receivable management;

•	recommending operational and administrative infrastructures;

•	offering faculty development and training;

•	developing and implementing financial accounting and academic quality management systems;

•	assessing the future needs of adult students;

•	assisting in developing additional degree programs suitable for the adult higher education market;

•	assisting in seeking approval from the respective regional accrediting association for new programs; and

•	training of adult program staff.

      In consideration for its services, the Institute for Professional Development receives a contractual share of revenues, which are negotiated with each client institution.

      In order to facilitate the sharing of information related to the operations of their respective programs, the Institute for Professional Development, its client institutions, and University of Phoenix formed the Consortium for the Advancement of Adult Higher Education. This consortium shares best practices in adult higher education. Conference topics include outcomes assessment, educational technology, leadership and continuous process improvement.

      Institute for Professional Development client institutions offer the following programs with our assistance:

Number of
Degree Programs	Client Institutions

Associate of Business Management	2
Associate of Arts	1
Associate of Arts in Biblical Studies	1
Associate of Arts in Business	3
Associate of Arts in Business Administration	1
Associate of Arts in Christian Ministry	1
Associate of Arts in Leadership Studies	2
Associate of Science in Business	10
Bachelor of Arts in Business	1
Bachelor of Arts in Management	1
Bachelor of Business Administration	8
Bachelor of Business in Information Systems	1
Bachelor of Health Science in Health Care Leadership and Supervision	1
Bachelor of Science in Accounting	2
Bachelor of Science in Business Administration	8
Bachelor of Science in Business Information Systems	1
Bachelor of Science in Christian Ministry	1
Bachelor of Science in Human Development	1
Bachelor of Science in Management	9
Bachelor of Science in Management of Information Systems	3
Bachelor of Science in Marketing	1
Bachelor of Science in Nursing	2
Master of Arts in Organizational Leadership	2
Master of Business Administration	17
Master of Business Administration for Health Care Executives	1
Master of Education	2
Master of Science in Management	7
Master of Science in Nursing	1

      The Institute for Professional Development assisted programs also include a limited number of general education courses, certificate programs, and areas of specialization.

      College for Financial Planning Programs. The College for Financial Planning currently offers Master of Science degree programs with majors in Financial Planning, Financial Analysis, and Finance. The Financial Planning major focuses on the fundamentals of financial planning and meets the educational requirement of the CFP Board of Standards, Inc. for taking the CFP National Board Examination. The Financial Analysis major incorporates the CFA Body of Knowledge learning objectives offered by the Association for Investment Management and Research and helps prepare students for the CFA Examinations.

      The College for Financial Planning currently offers the following certification programs:

•	Accredited Asset Management Specialist

•	Registered Paraplanner

•	Chartered Mutual Fund Counselor

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor

      Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts
•	Bachelor of Arts in Behavioral Science
•	Bachelor of Arts in Human Resource Management
•	Bachelor of Science in Accounting
•	Bachelor of Science in Business

•	Areas of Specialization

•	E-Commerce
•	Finance
•	Human Resources Management
•	Marketing

•	Bachelor of Science in Business Administration
•	Bachelor of Science in Information Technology
•	Bachelor of Science in International Business
•	Bachelor of Science in Management
•	Master of Business Administration in Finance
•	Master of Business Administration in International Business
•	Master of Business Administration in Information Technology
•	Master of Business Administration in Management
•	Master of Business Administration in Marketing
•	Master of Science in Information Technology
•	Master of Science in Information Systems Engineering

      Western International University also offers professional studies programs in Accountancy, Certified Financial Planner Certification Education Program, and the Graduate Certificate in Human Resource Management.

Distance Education

      At August 31, 2003, there were approximately 80,100 degree seeking students utilizing our distance education delivery systems, approximately 99% of whom are enrolled at University of Phoenix Online. Our distance education components consist primarily of the following:

      University of Phoenix Online. University of Phoenix Online has developed its system to be easily accessible and familiar to most students. All the student needs to participate in University of Phoenix Online’s classes is a Pentium-class personal computer, a 56.6K modem, and an Internet service provider.

      Each Online class adheres to a set framework thus providing procedural instructional consistency. Prior to the beginning of each class, each student either orders textbooks online from a third party or pays a fee to access rEsource, our online delivery method for course materials. Every class consists of a series of eight newsgroups. The main newsgroup is designated for class discussion, there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class, and four newsgroups which function as forums for the Learning Team assignments.

      Each week, the instructor posts a lecture to the classroom course materials newsgroup. Students log on and read the lecture or print the lecture to read at their convenience. Throughout the week, students participate in class discussions, based on the class content for that week, which is actively facilitated by the instructor. Both the instructor and students are expected to substantively engage in content discussions five out of seven days each class week. In addition to the class participation requirement, students are also expected to complete individual assignments and to work within a small group of 3-5 students on a specific Learning Team assignment. The Learning Team component of the University of Phoenix model not only emphasizes the content focus for the course, but also the importance for successful professionals to acquire team process skills.

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

Customers/ Students

      The following is a breakdown of our students by the level of program they are seeking, at August 31, 2003:

	Number of	Percentage of
Degree Programs	Students	Students

Bachelors	130,400	65.2%
Masters	60,400	30.2%
Associates	8,300	4.1%
Doctoral	1,000	0.5%

Total Degree Students	200,100	100.0%

      We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

      Based on student surveys of incoming students in the first half of 2003, the average age of University of Phoenix’s students is in the mid-thirties, approximately 56% are women and 44% are men. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Percentage of
Age	Students

25 and under	16.6%
26 to 33	37.8%
34 to 45	33.5%
46 and over	12.1%

100.0%

      Based on student surveys, the average age of students at the College for Financial Planning is 37, with 79% falling in the age range of 26-50, approximately 36% are women and 64% are men. Most of the College for Financial Planning’s students are employed, and approximately 82% have obtained a bachelors degree or higher.

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

      University of Phoenix Online was granted two overseas military contracts in 2003. They allow University of Phoenix Online to offer graduate degree programs to U.S. military personnel on-site at military bases in Europe, Asia, and the Pacific Rim.

Marketing

      To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

      Internet Marketing. We advertise extensively on the Internet using banner advertisements on targeted sites, as well as paying other Web sites, such as education portals, a fee on a per lead basis. We also benefit from non-paid Internet referrals, including leads directed to our domain names as a result of Web search using Internet search engines. We believe these prospective students are more likely to enroll in our programs because these prospects are actively seeking information about degree programs.

      Direct Mail. Direct mail is effective at reaching the working adult population that expresses interest in training, education, and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, Criminal Justice, and Nursing. We currently purchase education-related mailing lists from numerous suppliers who specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

•	mailing a postage paid reply card or envelope;

•	calling us at a specific 1-800 number; or

•	directing the potential student to one of our specific URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

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

      We believe that the competitive factors in the higher education market include the following:

•	the ability to provide easy and convenient access to programs and classes;

•	reliable and high-quality products and services;

•	qualified and experienced faculty;

•	cost of the program;

•	reputation of programs, classes, and services; and

•	the time necessary to earn a degree.

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

Employees

      At August 31, 2003, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	499	19			518	(1)
University of Phoenix	6,996	115	17,080	(2)	24,191
Institute for Professional Development	389	5		(3)	394
College for Financial Planning	81	2	13	(4)	96
Western International University	71	8	294	(2)	373

Total	8,036	149	17,387		25,572

(1)	Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

(2)	Consists primarily of part-time faculty contracted on a course-by-course basis who are classified as active by the campus.

(3)	Faculty teaching Institute for Professional Development assisted programs are primarily employed by Institute for Professional Development client institutions.

(4)	Consists primarily of faculty involved in curriculum development and the instructional design process.

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

      Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, for authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six senior regional accrediting associations, representatives of each region in which a regionally accredited institution operates participate in the evaluations for reaffirmation of accreditation. The achievement of University of Phoenix and Western International University missions require them to employ academically qualified practitioner faculty that are able to integrate academic theory with current workplace practice.

      University of Phoenix was granted accreditation by The Higher Learning Commission in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, and 1997. A comprehensive evaluation visit by The Higher Learning Commission was conducted in 2002 and accreditation was reaffirmed.

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

      The College for Financial Planning graduate degree program is accredited by The Higher Learning Commission and the Accrediting Commission of the Distance Education and Training Council. The Higher Learning Commission reaffirmed the accreditation of the graduate degree program in August 1999, and their next reaffirmation visit is scheduled for May 2004.

      Western International University was accredited by The Higher Learning Commission prior to the acquisition by us, and the accreditation was reaffirmed in 1998. Western International University’s next reaffirmation visit will occur in Spring 2005.

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

      University of Phoenix received approval from The Higher Learning Commission to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management degree beginning in 1999. Additionally, in 2002 University of Phoenix received approval from The Higher Learning Commission to offer three new doctoral programs: Doctor of Business Administration, Doctor of Educational Leadership, and Doctor of Health Administration. All of the Doctorate programs are offered via distance learning technology with annual two-week residencies in Phoenix throughout the program.

      The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

National League for Nursing Accrediting Commission
61 Broadway
New York, NY 10006
(800) 669-1656

Counseling Association Council for Accreditation of Counseling and
Related Educational Programs
5999 Stevenson Avenue, 4th floor
Alexandria, VA 22304
(800) 347-6647

Accrediting Commission of the Distance Education and Training Council
1601 18th Street, NW
Washington, D.C. 20009-2529
(202) 234-5100

Federal Financial Aid Programs

      Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the fiscal year ended August 31, 2003, University of Phoenix and Western International University derived approximately 62% and 49%, respectively, of their net revenues from students who participated in Title IV programs. The Institute for Professional Development percentages are estimated to be similar to those at University of Phoenix. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

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

      The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act (“HEA”) of 1965, as amended. The HEA has been extended to September 30, 2004. Changes in the law occur during the Congressional reauthorization process, with final regulations issued after that time. The reauthorization process could amend existing requirements, or implement new requirements.

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

      An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credit hours. Most of our degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credit hours and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of certificate, corporate training, and continuing professional education programs. These programs are paid for directly by the students or their employers.

      Authorizations for New Locations. University of Phoenix, Western International University, the College for Financial Planning, and Institute for Professional Development client institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. University of Phoenix, Western International University, the College for Financial Planning, and Institute for Professional Development client institutions are currently authorized to operate in all states in which they have physical locations. If University of Phoenix is unable to obtain authorization to operate in certain new states, it may have a material adverse effect on our ability to expand University of Phoenix’s business.

      Although The Higher Learning Commission does not require University of Phoenix to obtain their prior approval before they are permitted to expand into new areas in North America and the Netherlands, they do however require prior approval before they can expand into foreign countries outside of North America and the Netherlands. If University of Phoenix is unable to obtain The Higher Learning Commission’s approval for future geographic expansion, it may have a material, adverse effect on our ability to expand University of Phoenix’s business. In addition, The Higher Learning Commission requires Western International University and the College for Financial Planning to obtain their prior approval before they are permitted to expand into new states or foreign countries.

      Restricted Cash. The U.S. Department of Education places restrictions on excess Title IV program funds collected for unbilled tuition and fees transferred to us through electronic funds transfer. If an institution holds excess Title IV program funds the institution must maintain, at all times, cash in its bank account in an amount at least equal to the amount of funds the institution holds for students.

      Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2003, University of Phoenix’s and Western International University’s composite scores were both 3.0.

      Branching and Classroom Locations. The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses, and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases, and conference facilities used by University of Phoenix and Western International University. The U.S. Department of Education requires that the institution notify the U.S. Department of Education of each location prior to disbursing Title IV program funds to students at that location. University of Phoenix and Western International University have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV aid to students attending any new location.

      The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were 62% and 49%, respectively, at August 31, 2003. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

      Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 2001, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all proprietary higher education institutions was 9.0%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for 2001 as reported by the U.S. Department of Education were 5.8% and 4.0%, respectively. Institute for Professional Development client institutions cohort default rates for 2001 ranged from 0.7% to 12.2% with a median cohort default rate of 2.7%.

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

      Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate, and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expires in June 2007. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

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

      Restrictions on Distance Education Programs. The Title IV regulations provide for differing restrictions on the number of course offerings and students that can be enrolled via distance education depending on the nature of the institution’s program offerings. For institutions whose eligible degree offerings equal or exceed their eligible certificate offerings, the Title IV regulations stipulate that an institution is not eligible to participate in the Title IV programs if; 1) more than 50% of its courses are offered via correspondence courses, or 2) 50% of its courses are offered via distance education (the combination of correspondence and telecommunication offerings). The University of Phoenix provides more degree programs than certificate programs thus the volume of students enrolled via distance education will not impact eligibility status as long as the University of Phoenix maintains more residential courses than distance education courses. The University of Phoenix had 35% of its courses offered through distance education during 2003.

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

      Moreover, we are required to report any material change in stock ownership. In the event of a material change in stock ownership, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on University of Phoenix’s, the College for Financial Planning’s, and Western International University’s continuing operations.

      If University of Phoenix is not re-certified by the U.S. Department of Education, does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, it would have a material adverse effect on us.

State Authorization

      University of Phoenix is authorized to operate in all 28 states where it has a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to over twenty-five years. We have been approved to operate in the states of Arkansas and New Jersey and are scheduled to begin classes in 2004. Applications for approval to operate in New York, Connecticut, Minnesota, Iowa, Wyoming, and Kentucky have been submitted and are awaiting approval.

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

Tax Reform Act of 1997 and Tax Relief Act of 2001

      In August 1997, Congress passed the Tax Reform Act of 1997 that added several new tax credits and incentives for students and extended benefits associated with the educational assistance program. The Hope Scholarship Credit provides up to a $1,500 tax credit per year per eligible student for tuition expenses in the first two years of postsecondary education in a degree or certificate program. In 2003, The Lifetime Learning Credit provides up to a $2,000 tax credit per year per taxpayer return for tuition expenses for all postsecondary education, including graduate studies. For 2003, both of these credits are phased out for taxpayers with modified adjusted gross income between $41,000 and $51,000 ($83,000 and $103,000 for joint returns) and are subject to other restrictions and limitations. The Tax Reform Act of 1997 also provides for the deduction of interest from gross income on education loans and limited educational IRAs for children under the age of 18. These deductions are also subject to adjusted gross income limitations and other restrictions. These new provisions became effective for 1998 individual tax returns.

      In June 2001, Congress passed the Tax Relief Act of 2001 that provided even more educational tax incentives. The major enhancements include: increased contribution limits to Coverdell Education Savings Accounts (formerly Education IRAs); tax-free withdrawals from Section 529 Qualified Tuition Programs; employer-provided graduate education assistance; and expansion of the student loan interest deduction. In addition, an above-the-line deduction is now allowed for qualified higher education expenses paid by a taxpayer on behalf of the taxpayer, spouse, or dependent. In 2003, taxpayers with adjusted gross income that does not exceed $65,000 ($130,000 for joint returns) may claim an above-the-line maximum deduction of $3,000 of qualified higher education expenses. In 2004 and 2005, taxpayers with adjusted gross income that does not exceed $65,000 ($130,000 for joint returns) may claim an above-the-line maximum deduction of $4,000 while taxpayers with adjusted gross income that does not exceed $80,000 ($160,000 for joint returns) are limited to a $2,000 deduction. Taxpayers may not claim the new deduction and a Hope or Lifetime Learning Credit in the same year with respect to the same student.

Employer Tuition Assistance

      Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The percentage of University of Phoenix students with access to employer tuition assistance was approximately 50% in 2003.

Locations

      University of Phoenix currently has 46 physical campuses and 87 learning centers located in Arizona, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized delivery system.

      The Institute for Professional Development currently operates at 22 campuses and 31 learning centers in California, Connecticut, Delaware, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Virginia, and Wisconsin.

      The College for Financial Planning’s operations are located near Denver, Colorado.

      Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University operates three learning centers in Arizona.

Other Matters

      The Company will make available free of charge on its Internet website its Annual Report on Form 10-K, Quarterly Reports of Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s Internet website address is www.apollogrp.edu.

Item 2 — Properties

      We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, was renewed in 2001 for 10 years and will expire on December 31, 2011. As of August 31, 2003, we leased approximately 4.3 million square feet.

      We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 700,000 square feet will be leased in 2004.

Item 3 — Legal Proceedings

      On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to allow the case to proceed as a class action. Three status conferences have been held, and a trial date has been set for May 4, 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

      On August 29, 2003 we were notified that a qui tam action had been filed against us in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003 a motion to dismiss the action was filed and is currently pending. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

      On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

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

      The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq National Market. All prices for periods prior to the 3-for-2 stock split in April 2002 have been restated to reflect the effect of the stock split.

	High	Low

2002
First Quarter	$31.26	$22.05
Second Quarter	33.69	28.13
Third Quarter	39.42	30.19
Fourth Quarter	43.27	30.60
2003
First Quarter	$46.15	$37.25
Second Quarter	46.47	39.80
Third Quarter	58.42	44.89
Fourth Quarter	67.30	57.00

      The table below sets forth the high and low bid prices for our University of Phoenix Online common stock as reported by the Nasdaq National Market. All prices for periods prior to the 4-for-3 stock split in April 2002 have been restated to reflect the effect of the stock split.

	High	Low

2002
First Quarter	$27.37	$15.08
Second Quarter	29.25	22.91
Third Quarter	35.11	25.07
Fourth Quarter	29.97	21.66
2003
First Quarter	$37.50	$28.00
Second Quarter	40.00	32.70
Third Quarter	47.17	36.75
Fourth Quarter	67.83	44.68

      These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      At November 6, 2003 there were approximately 294 holders of record of Apollo Education Group Class A and 5 holders of record of Apollo Education Group Class B common stock, and approximately 31 holders of record of shares of University of Phoenix Online common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 94,000 holders of our Apollo Education Group Class A common stock and approximately 17,400 holders of University of Phoenix Online common stock.

      We have never paid cash dividends on our common stock. We are permitted to pay dividends exclusively on our Apollo Education Group Class A and Apollo Education Group Class B common stock, exclusively on

University of Phoenix Online common stock, or on both, in equal or unequal amounts. Holders of our Apollo Education Group Class A common stock and Apollo Education Group Class B common stock are entitled to equal per share cash dividends to the extent declared by the Board of Directors.

Item 6 — Selected Consolidated Financial Data

      Information relating to this item appears under the captions “Selected Consolidated Financial Information of Apollo Group, Inc.” on page 15 of the 2003 Annual Report for Apollo Group, Inc. and “Selected Financial Information of University of Phoenix Online” on page 39 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on pages 15 through 21 of the 2003 Annual Report for Apollo Group, Inc. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online” on pages 39 through 42 of that report, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Financial Statements and related Notes for Apollo Group, Inc. and University of Phoenix Online.

Item 7a — Quantitative and Qualitative Disclosures about Market Risk

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” on page 21 of the 2003 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 — Financial Statements and Supplementary Data

      Information relating to this item appears on pages 22 through 24 of the 2003 Annual Report for Apollo Group, Inc. and pages 43 through 44 of that report for University of Phoenix Online, and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 14 hereof and are incorporated herein by reference.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9a — Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Our Board of Directors is currently divided into three classes, having staggered terms of three years each and are elected by the holders of our Apollo Education Group Class B common stock.

      Our Class I directors, consisting of John G. Sperling, Ph.D. and Dino J. DeConcini, will stand for reelection at our 2006 Annual Meeting. Our Class II directors, consisting of John R. Norton III and Hedy F. Govenar will stand for reelection at our 2004 Annual Meeting. Our Class III directors, consisting of Todd S. Nelson, Peter V. Sperling, and John Blair will stand for reelection at our 2005 Annual Meeting.

      The following sets forth information as of October 31, 2003 concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	82	Chairman of the Board
Todd S. Nelson	44	President, Chief Executive Officer, and Director
Peter V. Sperling	44	Senior Vice President and Director
Laura Palmer Noone, J.D., Ph.D.	44	President, The University of Phoenix, Inc.
Kenda B. Gonzales	46	Chief Financial Officer, Secretary, and Treasurer
Daniel E. Bachus	33	Chief Accounting Officer and Controller
Robert A. Carroll	38	Chief Information Officer
John Blair	65	Director
Dino J. DeConcini	69	Director
Hedy F. Govenar	59	Director
John R. Norton III	74	Director

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

      Peter V. Sperling has been with Apollo Group, Inc. since 1983. Mr. Sperling has been a Senior Vice President since June 1998. Mr. Sperling was the Vice President of Administration from 1992 to June 1998 and was the Secretary and Treasurer of Apollo Group, Inc. from 1988 to January 2003. From 1987 to 1992, Mr. Sperling was the Director of Operations at Apollo Education Corporation. From 1983 to 1987,

Mr. Sperling was Director of Management Information Services of Apollo Group, Inc. Mr. Sperling received his M.B.A. from University of Phoenix and his B.A. from the University of California at Santa Barbara. Mr. Sperling is the son of John G. Sperling.

      Laura Palmer Noone, J.D., Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of University of Phoenix since September 2000. From 1994 to 2000 she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at University of Phoenix, Phoenix campus. Prior to that, she was Judge Pro Tem at the City of Chandler, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board Member for the American Council on Education. Dr. Palmer Noone also serves on the National Advisory Committee on Institutional Quality and Integrity. Dr. Palmer Noone received her Ph.D. from the Union Institute, her J.D. and her M.B.A. from the University of Iowa, and her B.B.A. from the University of Dubuque.

      Kenda B. Gonzales has been with Apollo Group, Inc. since October 1998. Ms. Gonzales has been the Chief Financial Officer of Apollo Group, Inc. since October 1998 and the Secretary and Treasurer of Apollo Group, Inc. since January 2003. Prior to joining Apollo Group, Inc., Ms. Gonzales was the Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc., a home building corporation. From 1985 to 1996, Ms. Gonzales was the Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp., a home building corporation. Ms. Gonzales began her career as a Certified Public Accountant with Peat, Marwick, Mitchell and Company and is a graduate of the University of Oklahoma with a Bachelor of Accountancy.

      Daniel E. Bachus has been with Apollo Group, Inc. since August 2000. Mr. Bachus is the Chief Accounting Officer and Controller of Apollo Group, Inc. From 1992 to 2000, Mr. Bachus was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager. Mr. Bachus received his B.S. in Accountancy from the University of Arizona and is a Certified Public Accountant.

      Robert A. Carroll has been serving as Chief Information Officer for Apollo Group, Inc. since July 1998. Prior to joining Apollo Group, Inc., he was the Director of Systems Engineering for North America Sales at Informix Software, Inc., a leading provider of relational database management software. He worked at Informix from 1993 to 1998 in roles of increasing responsibility within the Systems Engineering organization. Mr. Carroll worked for Golden Coast Environmental Services in Irvine, CA from 1987 to 1993. He served as Vice President of Sales and Information Technology delivering management software and consulting to municipalities throughout the United States and Canada. Mr. Carroll received his bachelor’s degree in Information and Computer Science from the University of California, Irvine and is currently enrolled in the Masters of Business Administration program with the University of Phoenix.

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

      Dino J. DeConcini has been a director of Apollo Group, Inc. since 1981 and is currently a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. From 2000 to 2002, Mr. DeConcini was the Director of Financial Education at Consumer Federation of America. From 1995 to 2000, Mr. DeConcini was the Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy,

P.C., Attorneys at Law. From 1993 to 1995, Mr. DeConcini was a Vice President and Senior Associate of Project International Associates, Inc., an international business consulting firm. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

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

      John R. Norton III has been a director of Apollo Group, Inc. since March 1997 and is Chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. Mr. Norton founded the J. R. Norton Company, an agricultural producer, in 1955 engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the U.S. Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Shamrock Foods, Inc., a foodservice distributor and dairy. He attended Stanford University and the University of Arizona where he received a B.S. in Agriculture in 1950.

Committees of the Board of Directors

      The Board of Directors has two principal committees: (1) an Audit Committee comprised of John Blair (Chairperson), Dino J. DeConcini, and John R. Norton III and (2) a Compensation Committee comprised of John R. Norton III (Chairperson) and John Blair.

Meetings of the Board of Directors and its Committees

      During the year ended August 31, 2003, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served.

      Compensation Committee. The Compensation Committee of our Board of Directors, which met one time during 2003, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc., and an “outside director” as defined in Section 162(m) of the Internal Revenue Code. The report of the Compensation Committee for 2003 is set forth in Item 11.

      Audit Committee. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. John Blair, Dino J. DeConcini, and John R. Norton III are the members of our audit committee. The Audit Committee is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent auditors, and our audit and financial reporting processes. This committee held four meetings during the last fiscal year. The Board of Directors has determined that Mr. Blair and Mr. Norton are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The Report of the Audit Committee for 2003 is set forth in Item 11.

      Other Committees. We are a Controlled Company as defined in Rule 4350(c) of the Marketplace Rules of the National Association of Securities Dealers, Inc. since more than 50% of the voting power of us is held by the John Sperling Voting Stock Trust dated January 31, 1995. Therefore, we do not maintain a standing nominating committee or other committee performing similar functions.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2003, our directors and officers complied with all Section 16(a) filing requirements with the following exceptions:

      John Sperling was required to file a Form 4 by April 3, 2003 to report the sale of Apollo Education Group Class A common stock. This transaction was reported on April 8, 2003.

      Code of Ethics. We have adopted a code of ethics that applies to our principal executive officers and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is filed herewith as Exhibit 14.

Item 11 — Executive Compensation

Director Compensation

      Fees. In 2003, our non-employee directors received a $24,000 annual retainer and $2,000 for each board meeting attended. In addition, members of the Audit Committee received $2,000 for each Audit Committee meeting attended and members of the Compensation Committee receive $1,000 for each Compensation Committee meeting attended. Committee chairmen also received an additional $1,000 for each Audit Committee meeting and $500 for the Compensation Committee meeting. Non-employee directors are also reimbursed for out-of-pocket expenses.

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

Executive Compensation

      The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chief Executive Officer and the four other most highly compensated executive officers for 2003:

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
		Annual
		Compensation
						Securities
				Other		Underlying
				Annual	Restricted	Options			All Other
				Compensation	Stock			LTIP	Compensation
Name and Principal Position	Year	Salary	Bonus	(1)	Awards	APOL	UOPX	Payouts	(2)

John G. Sperling	2003	$450,000	$—	$91,637	$—	100,000	100,000	$—	$—
Chairman of the Board	2002	450,000	—	91,811	—	225,150	200,000	—	—
	2001	450,000	—	70,369	—	281,250	1,200,000	—	—
Todd S. Nelson	2003	$500,000	$3,975,000	$53,897	$—	200,000	200,000	$—	$—
President and Chief	2002	500,000	2,575,000	—	—	225,150	200,000	—	—
Executive Officer	2001	400,010	300,000	—	—	225,000	1,000,000	—	—
Kenda B. Gonzales	2003	$256,000	$192,000	$—	$—	50,000	—	$—	$3,600
Chief Financial Officer,	2002	236,000	175,000	—	—	37,650	33,333	—	3,258
Secretary, and Treasurer	2001	224,000	150,000	—	—	22,500	300,000	—	3,165
Laura Palmer Noone	2003	$220,000	$100,000	$—	$—	25,000	—	$—	$3,600
President, The University	2002	210,000	80,000	—	—	37,650	6,666	—	3,258
of Phoenix, Inc.	2001	190,000	76,500	—	—	22,500	200,000	—	3,165
Robert A. Carroll	2003	$202,707	$76,875	$—	$—	25,000	—	$—	$1,448
Chief Information Officer	2002	185,760	69,125	—	—	7,650	—	—	3,258
	2001	173,608	76,531	—	—	13,500	200,000	—	2,768

(1)	Dr. Palmer Noone and Mr. Carroll also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of their annual salary and bonus. Dr. John Sperling and Mr. Nelson received perquisites primarily in the form of company provided cars, available for business and personal use, and tax consulting services.

(2)	Amounts shown consist of contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in 2003, 2002, and 2001.

      The following tables disclose options granted by us to our Chief Executive Officer and the four other most highly compensated executive officers for 2003:

Option Grants to Purchase Apollo Education Group Class A Common Stock

In the Last Fiscal Year

	Option Grants in Fiscal Year 2003				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	100,000	6.67%	$41.920	10/22/2012	$2,636,326	$6,680,968
Todd S. Nelson	200,000	13.34%	41.920	10/22/2012	5,272,653	13,361,937
Kenda B. Gonzales	50,000	3.33%	41.920	10/22/2012	1,318,484	3,340,484
Laura Palmer Noone	25,000	1.67%	41.920	10/22/2012	659,082	1,670,242
Robert A. Carroll	25,000	1.67%	41.920	10/22/2012	659,082	1,670,242

Option Grants to Purchase University of Phoenix Online Common Stock

In the Last Fiscal Year

	Option Grants in Fiscal Year 2003				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted To	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	100,000	20.25%	$30.600	10/24/2012	$1,924,418	$4,876,852
Todd S. Nelson	200,000	40.51%	30.600	10/24/2012	3,848,835	9,753,704
Kenda B. Gonzales	—	0.00%
Laura Palmer Noone	—	0.00%
Robert A. Carroll	—	0.00%

Aggregated Option Exercises in Fiscal Year 2003 and Option Values

at August 31, 2003

      The following tables disclose the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chief Executive Officer and the four other most highly compensated officers for 2003:

Apollo Education Group Class A Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	1,151,758	50,000	$56,596,411	$1,107,500
Todd S. Nelson	525,000	15,707,572	212,651	100,000	6,803,143	2,215,000
Kenda B. Gonzales	—	—	235,900	25,000	11,357,183	553,750
Laura Palmer Noone	5,595	344,733	115,775	36,875	5,500,125	1,317,605
Robert A. Carroll	75,000	2,874,015	82,399	16,250	3,910,152	429,638

University of Phoenix Online Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	550,000	50,000	$29,866,000	$1,860,500
Todd S. Nelson	475,000	12,574,120	208,333	100,000	9,009,005	3,721,000
Kenda B. Gonzales	90,000	3,791,074	76,666	—	4,262,147	—
Laura Palmer Noone	6,000	161,879	37,334	103,332	2,230,281	6,243,643
Robert A. Carroll	—	—	33,335	100,000	2,027,101	6,081,000

      Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our Chairman of the Board. The term of the employment agreement was for five years and expired on December 31, 1997. The employment agreement has automatically renewed for five additional one-year periods through December 31, 2003, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary of $450,000 for 2003, 2002, and 2001. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.

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

      Each of the executive officers receive a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $109.8 million to $751.0 million, with an average of $485.4 million and a median of $560.6 million. This data was used to target annual cash compensation for the executive officers at the higher end of companies surveyed.

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

      Base Salary. Salary increases for the executive officers are based on a review of the competitive data described above. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the committee also takes into account their position with us, individual experience and performance, our revenue size compared to the companies surveyed, and our specific needs particular to us.

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

      Chairman of the Board and Chief Executive Officer Compensation. Dr. John G. Sperling is the founder and Chairman of our Board of Directors. In December 1993, we entered into an employment agreement (the “Employment Agreement”) and deferred compensation agreement (the “Deferred Compensation Agreement”) with Dr. Sperling. The Employment Agreement terminated on December 31, 1997. The Employment Agreement has automatically renewed for five additional one-year periods through December 31, 2003, and will automatically renew for additional one-year periods thereafter. The Deferred Compensation Agreement provides that upon Dr. Sperling’s termination of employment with us and until his death, Dr. Sperling shall receive monthly payments equal to one-twelfth of his highest annual base salary paid by us during any one of the three calendar years preceding the calendar year in which Dr. Sperling’s employment is terminated. In addition, upon Dr. Sperling’s death, his designated beneficiary shall be paid an amount equal to three times his highest annual base salary in 36 equal monthly installments with the first installment due on the first day of the month following the month of Dr. Sperling’s death.

      Dr. Sperling’s base salary is determined annually on the same basis discussed above for the executive officers. During fiscal year 2003, Dr. Sperling received an annual base salary of $450,000. Dr. Sperling’s bonus is tied solely to our earnings per share. At the beginning of each fiscal year, the Compensation Committee establishes an earnings per share goal for us. If that goal is achieved, Dr. Sperling earns a bonus up to seventy-five percent (75%) of his respective annual salary. Because the earnings per share goal for us was exceeded, Dr. Sperling was eligible for a bonus for 2003. Dr. Sperling has elected to forego this bonus in exchange for options to acquire 100,000 shares of Apollo Education Group Class A common stock. The amount of options granted was determined at the discretion of the Compensation Committee and was granted at fair market value and expire ten years after the grant date. The Compensation Committee did not apply a mathematical formula to determine the number of options granted, but considered Dr. Sperling’s contribution to our performance during fiscal year 2003.

      Todd S. Nelson is our President and Chief Executive Officer. Mr. Nelson’s base salary and bonus are determined annually on the same basis discussed above for Dr. Sperling except that in addition to a bonus equal to seventy-five percent (75%) of his annual salary, Mr. Nelson is entitled to an additional amount for every cent we are over our earnings per share goal. During 2003, Mr. Nelson received an annual base salary of $500,000. Because the earnings per share goal for us was exceeded, Mr. Nelson earned a bonus for 2003 of $3,975,000. As a result of Mr. Nelson’s performance during 2003, the Compensation Committee also granted Mr. Nelson options to acquire 300,000 shares of Apollo Education Group Class A common stock and 100,000 shares of University of Phoenix Online common stock, at an exercise price based on the fair market value on the date of grant. These options vest twenty-five percent (25%) per year for four years, unless future earnings per share goals established by the Compensation Committee are achieved, in which case the vesting schedule for these options will accelerate.

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

Compensation and Management Committee Interlocks and Insider Participation

      No member of our Compensation Committee during the fiscal year ended August 31, 2003, was an officer or employee of us.

COMPENSATION COMMITTEE John R. Norton III, Chairman John Blair

Audit Committee Report

      The Audit Committee, operating under its written charter, has (1) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2003 with management of the Company; (2) discussed with the Company’s independent accountants the matters required to be discussed by Statement of Financial Accounting Standards (“SFAS”) No. 61, Communications with Audit Committees, and SFAS No. 90, Audit Committee Communications; (3) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board No. 1, Independence Discussions with Audit Committees; and (4) discussed with its independent accountants, the independent accountants’ independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended August 31, 2003, for filing with the Securities and Exchange Commission.

      This report is submitted by the Audit Committee.

John Blair, Chairman

Dino J. DeConcini
John R. Norton III

Stock Performance Graph

      The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock and University of Phoenix Online common stock with the cumulative total return for the Standard & Poor’s MidCap 400 Index, the Standard & Poor’s 500 Index, and an index of peer group companies selected by us for the period from August 31, 1998, through August 31, 2003. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock and each index was $100 at August 31, 1998, and that all dividends paid by those companies included in the indexes were reinvested. It also assumes the value of our University of Phoenix Online common stock was $100 at August 31, 2000.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG APOLLO GROUP, INC., THE S & P MIDCAP 400 INDEX,
THE S & P 500 INDEX, A PEER GROUP AND UNIVERSITY OF PHOENIX ONLINE

*	$100 INVESTED ON 8/31/1998 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING AUGUST 31.

	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31
	1998	1999	2000	2001	2002	2003

Apollo Education Group Class A common stock	$100.00	$72.22	$134.36	$194.41	$309.82	$474.55
University of Phoenix Online common stock			100.00	300.01	411.16	968.75
S&P MidCap 400	100.00	141.58	197.86	181.78	164.99	195.35
S&P 500	100.00	139.83	162.64	122.98	100.85	113.02
Education Peer Group	100.00	91.54	140.86	180.98	186.46	329.23

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

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2003. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Education			Education			University of
Name and Address of	Group Class A	Percent		Group Class B	Percent		Phoenix Online	Percent
Beneficial Owner(1)	Common Stock	Owned		Common Stock	Owned		Common Stock	Owned

John G. Sperling	24,435,247	13.8	%(3- 16)	1	*		1,450,000	8.8	%(30)
John Sperling Voting Stock Trust dated January 31, 1995	585,974	*	(2)	243,080	50.9	%(2)
Peter V. Sperling	16,273,929	9.2	%(3),(17- 20)	232,068	48.6	%(29)	200,000	1.2	%(31)
Todd S. Nelson	—			2,085	*		43,666	*	(32)
Kenda B. Gonzales	235,900	*	(21)				76,666	*	(33)
Laura Palmer Noone	117,040	*	(22)				38,885	*	(34)
Robert A. Carroll	84,295	*	(23)				34,737	*	(35)
Hedy F. Govenar	52,987	*	(24)				20,000	*	(36)
John R. Norton III	52,875	*	(25)				20,000	*	(37)
Dino J. DeConcini	52,319	*	(26)				16,000	*	(38)
John Blair	30,625	*	(27)				3,334	*	(39)
Total for All Directors and Executive Officers as a Group (11 persons)	40,617,596	22.8	%(28)	477,234	100.0%		1,909,993	11.3	%(40)

*	Represents beneficial ownership of less than 1%.

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Todd S. Nelson, Peter V. Sperling, and Jon S. Cohen serve as co-trustees of the John Sperling Voting Stock Trust dated January 31, 1995. Dr. Sperling disclaims beneficial ownership with respect to these shares. The address for Jon S. Cohen is care of Snell & Wilmer LLP, One Arizona Center, Phoenix, Arizona 85004.

(3)	Includes 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994, for which Messrs. John and Peter Sperling are the co-trustees.

(4)	Includes 2,245,167 shares held by The Aurora Foundation, for which Dr. John G. Sperling is the trustee.

(5)	Includes 1,151,758 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 787,500 shares that Dr. John Sperling has subject to a forward sale agreement maturing November 14, 2003.

(7)	Includes 562,500 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 12, 2004.

(8)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 20, 2004.

(9)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 13, 2004.

(10)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 20, 2005.

(11)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 4, 2005.

(12)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 8, 2005.

(13)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 29, 2005.

(14)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 8, 2005.

(15)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 3, 2006.

(16)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing June 30, 2006.

(17)	Includes 506,758 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(18)	Includes 551,156 shares held by the Mr. Peter Sperling Revocable Trust dated January 31, 1995.

(19)	Includes 750,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing February 2, 2004.

(20)	Includes 750,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing July 27, 2005.

(21)	Includes 235,900 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(22)	Includes 115,775 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(23)	Includes 82,399 shares that Mr. Carroll has the right to acquire within 60 days of the date of the table set forth above.

(24)	Includes 50,625 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(25)	Includes 50,625 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(26)	Includes 50,812 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(27)	Includes 30,625 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(28)	Includes 2,328,927 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

(29)	Includes 232,067 shares held by the Peter Sperling Voting Stock Trust dated January 31, 1995.

(30)	Includes 550,000 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(31)	Includes 200,000 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(32)	Includes 43,666 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(33)	Includes 76,666 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(34)	Includes 37,334 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(35)	Includes 33,335 shares that Mr. Carroll has the right to acquire within 60 days of the date of the table set forth above.

(36)	Includes 20,000 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(37)	Includes 20,000 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(38)	Includes 16,000 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(39)	Includes 3,334 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(40)	Includes 1,007,001 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

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

      The Director Stock Plan currently provides for an annual grant to our non-employee directors of options to purchase shares of our Apollo Education Group Class A common stock on September 1 of each year through 2003. Under the Long-Term Incentive Plan, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Many of the options granted under the Long-Term Incentive Plan vest 25% per year. The vesting may be accelerated for individual employees if certain operational goals are met. Under the 2000 Incentive Plan, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A and University of Phoenix Online common stock to certain officers, key employees, or directors of us. Many of the options granted under the 2000 Incentive Plan vest over a four year period. The vesting may be accelerated for individual employees if certain operational goals are met. The Purchase Plan allows our employees to purchase shares of our Apollo Education Group Class A common stock and University of Phoenix Online common stock at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date.

Equity Compensation Plans Not Approved by Shareholders

      We currently have no equity compensation plans that have not been approved by our shareholders.

      The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2003 for our Apollo Education Group Class A common stock, in thousands, except weighted-average exercise price:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(Excluding Securities
Plan Category	Options, Warrants, and Rights	Options, Warrants, and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	6,751	$21.015	8,138
Equity compensation plans not approved by security holders	—	—	—

Total	6,751	$21.015	8,138

      The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2003 for our University of Phoenix Online common stock, in thousands, except weighted-average exercise price:

	(a)	(b)	(c)
Number of Securities
Remaining Available for
	Number of Securities		Future Issuance under
	to be Issued upon	Weighted-Average Exercise	Equity Compensation Plans
	Exercise of Outstanding	Price of Outstanding	(Excluding Securities
Plan Category	Options, Warrants, and Rights	Options, Warrants, and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,873	$13.736	11,099
Equity compensation plans not approved by security holders	—	—	—

Total	2,873	$13.736	11,099

Item 13 — Certain Relationships and Related Transactions

      In August 1998, we, together with Hughes Network Systems and Hermes Onetouch, L.L.C. (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. We contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. We accounted for its investment in IDL under the cost method. Hermes is currently owned by Dr. John G. Sperling, our Chairman.

      On December 14, 2001, Hermes acquired our investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheet as of August 31, 2003 and 2002.

      Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. John G.

Sperling is a director of us and also a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have paid $999,989) and by an investment entity controlled by John G. Sperling and Peter V. Sperling, son of John G. Sperling, and a Senior Vice President and Director of Apollo Group, Inc. (30%). In addition, we have an option to acquire additional shares in Apollo International, Inc. The first educational offering under these agreements commenced in the Netherlands in September 1999. During the fiscal year ended August 31, 2003, we received no revenue from Apollo International, Inc. for educational products and services.

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

      Effective June 1, 1999, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics and any other topics of concern to us relating to state government in the state of California. Hedy Govenar, one of our directors, is the founder and President of Governmental Advocates, Inc. On June 1, 2003, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 in 2003 and 2002.

      The Company on occasion leases an airplane from Yo Pegasus, LLC, an entity controlled by John G. Sperling. Payments to this entity during the year ended August 31, 2003 were $225,000.

Item 14 — Principal Accounting Fees and Services

      The following is a summary of the fees billed to us by PricewaterhouseCoopers LLP for professional services rendered for the years ended August 31, 2003 and 2002:

Fee Category	2003	2002

Audit fees	$393,000	$392,000
Audit-related fees	7,000	28,000
Tax fees	523,000	448,000
All other fees		50,000

Total fees	$923,000	$918,000

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and the financial statements of University of Phoenix Online, review of our interim consolidated financial statements and the financial statements of University of Phoenix Online included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

      All Other Fees. There were no other services provided in 2003. The other fees amount in 2002 related to a telecommunications cost management review performed by PricewaterhouseCoopers LLP.

      Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

      The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

      The following consolidated financial statements of Apollo Group, Inc. and Subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2003, are incorporated by reference from our 2003 Annual Report to Shareholders.

      Apollo Group, Inc.

•	Report of Independent Auditors

•	Consolidated Balance Sheet as of August 31, 2003 and 2002

•	Consolidated Statement of Operations for the Years Ended August 31, 2003, 2002, and 2001

•	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2003, 2002, and 2001

•	Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended August 31, 2003, 2002, and 2001

•	Consolidated Statement of Cash Flows for the Years Ended August 31, 2003, 2002, and 2001

•	Notes to Consolidated Financial Statements

      University of Phoenix Online

•	Report of Independent Auditors

•	Balance Sheet as of August 31, 2003 and 2002

•	Statement of Operations for the Years Ended August 31, 2003, 2002, and 2001

•	Statement of Cash Flows for the Years Ended August 31, 2003, 2002, and 2001

•	Notes to Financial Statements

2. Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3. Exhibits

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education®, College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, 1999 Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/A, filed July 20, 2000
10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 Form 10-Q
10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Incorporated by reference to Exhibit 10.1j of the February 28, 2002 Form 10-Q

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.1k		Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 3, 2003	Incorporated by reference to Exhibit 10.1k of the February 28, 2003 Form 10-Q
10.1l		Tenth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated July 15, 2003	Filed herewith
10.2		Apollo Group, Inc. Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.3		Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804
10.4		Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 Form 10-Q
10.5		Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.7		Apollo Group, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804
10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.10	b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.13	a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Incorporated by reference to Exhibit 10.10b of the August 31, 2002 Form 10-K
10.13	b	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2003	Filed herewith
10.14		Promissory Note from Hermes Onetouch, L.L.C.	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 Form 10-Q

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

13	Pages 15 through 49 of Apollo Group, Inc. 2003 Annual Report to Shareholders for the year ended August 31, 2003	Filed herewith
14	Code of Ethics	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Auditors	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2	Audit Committee Charter	Filed herewith

*	Indicates a management contract or compensation plan.

(b) Reports on Form 8-K

      During the last quarter of the 2003 fiscal year, we filed one report on Form 8-K. Information regarding the item reported on it is as follows:

Date Filed	Item Number	Description

June 23, 2003	Items 7 and 9*	On June 23, 2003, we announced our results of operations for our third quarter ended May 31, 2003.

*	Pursuant to SEC Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 26, 2003.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ TODD S. NELSON

Todd S. Nelson
President, Chief Executive Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN G. SPERLING John G. Sperling	Chairman of the Board of Directors	November 26, 2003

/s/ TODD S. NELSON Todd S. Nelson	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 26, 2003

/s/ KENDA B. GONZALES Kenda B. Gonzales	Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer)	November 26, 2003

/s/ PETER V. SPERLING Peter V. Sperling	Senior Vice President and Director	November 26, 2003

/s/ DANIEL E. BACHUS Daniel E. Bachus	Chief Accounting Officer and Controller	November 26, 2003

/s/ DINO J. DECONCINI Dino J. DeConcini	Director	November 26, 2003

/s/ JOHN R. NORTON III John R. Norton III	Director	November 26, 2003

/s/ HEDY F. GOVENAR Hedy F. Govenar	Director	November 26, 2003

/s/ JOHN BLAIR John Blair	Director	November 26, 2003

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education®, College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
3.2	Amended Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q
10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, 1999 Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/A, filed July 20, 2000
10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 Form 10-Q
10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Incorporated by reference to Exhibit 10.1j of the February 28, 2002 Form 10-Q

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.1k		Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 3, 2003	Incorporated by reference to Exhibit 10.1k of the February 28, 2003 Form 10-Q
10.1l		Tenth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated July 15, 2003	Filed herewith
10.2		Apollo Group, Inc. Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.3		Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804
10.4		Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 Form 10-Q
10.5		Apollo Group, Inc. Amended and Restated 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.7		Apollo Group, Inc. 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804
10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804
10.10	a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.10	b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.13	a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Incorporated by reference to Exhibit 10.10b of the August 31, 2002 Form 10-K
10.13	b	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2003	Filed herewith
10.14		Promissory Note from Hermes Onetouch, L.L.C.	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 Form 10-Q

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

13	Pages 15 through 49 of Apollo Group, Inc. 2003 Annual Report to Shareholders for the year ended August 31, 2003	Filed herewith
14	Code of Ethics	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Independent Auditors	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2	Audit Committee Charter	Filed herewith

*	Indicates a management contract or compensation plan.