Form 10-Q
period 2003-11-30
APOLLO GROUP INC
filed 2004-01-13
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☒	NO ☐

AT JANUARY 7, 2004, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	175,654,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	15,846,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 15.1 –	Letter on Unaudited Interim Financial Information
EXHIBIT 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 –	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 –	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 –	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 99.1 –	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements - Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	November 30,	August 31,
	2003	2003

(Dollars in thousands)	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$449,644	$416,452
Restricted cash	157,231	147,616
Marketable securities	287,068	235,962
Receivables, net	129,355	123,728
Deferred tax assets, net	9,842	9,098
Income taxes receivable		842
Other current assets	18,604	16,545

Total current assets	1,051,744	950,243
Property and equipment, net	134,054	119,057
Marketable securities	291,190	245,772
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	2,466	1,155
Other assets (includes receivable from related party of $13,285 and $13,107 at November 30, 2003 and August 31, 2003, respectively)	25,661	24,881

Total assets	$1,542,211	$1,378,204

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$3,231	$3,231
Accounts payable	22,775	29,314
Accrued liabilities	46,556	49,525
Income taxes payable	35,026
Student deposits and current portion of deferred revenue	265,921	253,153

Total current liabilities	373,509	335,223
Deferred tuition revenue, less current portion	775	942
Long-term liabilities, less current portion	15,514	15,114

Total liabilities	389,798	351,279

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 175,907,000 and 175,286,000 issued and outstanding at November 30, 2003 and August 31, 2003, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at November 30, 2003 and August 31, 2003	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 16,064,000 and 15,659,000 issued and outstanding at November 30, 2003 and August 31, 2003, respectively

Additional paid-in capital	322,575	293,650
Apollo Education Group Class A treasury stock, at cost, 1,482,000 and 2,103,000 shares at November 30, 2003 and August 31, 2003, respectively	(19,096)	(27,100)
University of Phoenix Online treasury stock, at cost, 86,000 shares at August 31, 2003		(4,601)
Retained earnings	849,467	765,196
Accumulated other comprehensive loss	(637)	(324)

Total shareholders’ equity	1,152,413	1,026,925

Total liabilities and shareholders’ equity	$1,542,211	$1,378,204

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	November 30,
	2003	2002

(In thousands, except per share amounts)	(Unaudited)
Revenues:
Tuition and other, net	$411,809	$308,897

Costs and expenses:
Instructional costs and services	174,887	142,103
Selling and promotional	81,639	60,326
General and administrative	20,608	16,147

	277,134	218,576

Income from operations	134,675	90,321
Interest income, net	4,157	3,534

Income before income taxes	138,832	93,855
Provision for income taxes	54,561	37,166

Net income	$84,271	$56,689

Net income attributed to:
Apollo Education Group common stock	$78,355	$53,770

University of Phoenix Online common stock	$5,916	$2,919

Earnings per share attributed to:
Apollo Education Group common stock:
Basic net income per share	$0.44	$0.31

Diluted net income per share	$0.44	$0.30

Basic weighted average shares outstanding	176,097	174,109

Diluted weighted average shares outstanding	178,726	176,884

University of Phoenix Online common stock:
Basic net income per share	$0.37	$0.20

Diluted net income per share	$0.34	$0.18

Basic weighted average shares outstanding	15,858	14,483

Diluted weighted average shares outstanding	17,186	15,985

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended
	November 30,
	2003	2002

(In thousands)	(Unaudited)
Net income	$84,271	$56,689
Other comprehensive income, net of income taxes:
Currency translation gain (loss)	(313)	69

Comprehensive income	$83,958	$56,758

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended
	November 30,
	2003	2002

(In thousands)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income	$84,271	$56,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,703	9,178
Amortization of investment premiums	1,546	1,313
Provision for uncollectible accounts	6,748	6,127
Deferred income taxes	(2,055)	(1,486)
Tax benefits of stock options exercised	17,673	17,579
Increase in assets:
Restricted cash	(9,615)	(5,664)
Receivables	(12,375)	(20,093)
Other assets	(1,873)	(1,672)
Increase in liabilities:
Accounts payable and accrued liabilities	25,518	10,887
Student deposits and deferred revenue	12,601	4,325
Other liabilities	1,090	683

Net cash provided by operating activities	134,232	77,866

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(12,561)	(14,108)
Purchase of land and buildings related to future Online expansion	(13,423)
Purchase of marketable securities	(141,613)	(84,761)
Maturities of marketable securities	43,543	61,302
Purchase of other assets	(530)	(1,024)

Net cash used for investing activities	(124,584)	(38,591)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock		(4,068)
Issuance of Apollo Education Group Class A common stock	15,802	9,349
Purchase of University of Phoenix Online common stock		(2,012)
Issuance of University of Phoenix Online common stock	8,055	6,036
Payments on long-term liabilities		(100)

Net cash provided by financing activities	23,857	9,205

Currency translation gain (loss)	(313)	69

Net increase in cash and cash equivalents	33,192	48,549
Cash and cash equivalents at beginning of period	416,452	295,237

Cash and cash equivalents at end of period	$449,644	$343,786

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

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 49 physical campuses and 89 learning centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 22 regionally accredited private colleges and universities. IPD currently operates at 22 campuses and 30 learning centers in 22 states.

The College, located in Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.5% at November 30, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2004 and 2003 refer to the periods ended November 30, 2003 and 2002, respectively.

Note 2. Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2003 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

Investments

Investments in marketable securities such as municipal bonds and U.S. agency obligations are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Consolidated Balance Sheet.

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

Revenues, receivables, and related liabilities

95% of the Company’s tuition and other net revenues during the three months ended November 30, 2003, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also includes commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95% of consolidated tuition revenues. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company’s degree programs generally enroll in a program of study that encompasses a series of five to six-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource, the Company’s online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on the Company’s historical collection experience, current trends, and a percentage of the Company’s accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. A significant change in the aging of the Company’s accounts receivable balances would have an effect on the allowance for doubtful accounts balance. The Company’s accounts receivable are written-off once the account is deemed to be uncollectible. This typically occurs once it has exhausted all efforts to collect the account which includes collection attempts by company employees and outside collection agencies.

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $13.1 million (3.1% of gross revenues) and $7.8 million (2.5% of gross revenues) in the three months ended November 30, 2003 and 2002, respectively.

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

Cost in excess of fair value of assets purchased

At November 30, 2003 and 2002, the Company’s cost in excess of fair value of assets purchased (i.e. goodwill) related primarily to the acquisition of certain assets of the College and WIU. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under this guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value.

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

The Company has identified its various reporting units which consist of its wholly-owned subsidiaries, University of Phoenix, IPD, the College, and WIU. The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test. The Company performed its annual impairment test as of August 31, 2003, and concluded that no impairment charge was required.

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

Stock-based compensation

At November 30, 2003, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2003 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	November 30,
	2003	2002

	(Unaudited)
Apollo Education Group
Net income, as reported	$78,355	$53,770
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2,962)	(2,768)

Pro forma net income	$75,393	$51,002
Earnings per share:
Basic - as reported	$0.44	$0.31
Basic - pro forma	$0.43	$0.29
Diluted - as reported	$0.44	$0.30
Diluted - pro forma	$0.42	$0.29
University of Phoenix Online
Net income, as reported	$5,916	$2,919
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(109)	(71)

Pro forma net income	$5,807	$2,848
Earnings per share:
Basic - as reported	$0.37	$0.20
Basic - pro forma	$0.37	$0.20
Diluted - as reported	$0.34	$0.18
Diluted - pro forma	$0.34	$0.17

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the three months ended November 30, 2003 and 2002, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 36.1% and 44.0%; 3) risk-free interest rates of 3.3% and 3.2%; and 4) expected lives of 3.3 years in both periods and for University of Phoenix Online: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 40.0% and 56.0%; 3) risk-free interest rates of 3.3% and 3.2%; and 4) expected lives of 3.4 and 3.0 years.

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

Recent accounting pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN No. 45 did not have a material effect on its financial condition or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. The Company does not expect FIN No. 46 will have a material effect on its financial condition or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and must be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on its financial condition or results of operations.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	November 30,		August 31,
	2003		2003

	(Unaudited)
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$202,222	$202,006	$155,182	$155,014
U.S. agency obligations	3,711	3,686	4,940	4,902
Auction rate preferred stock	26,950	26,950	24,550	24,550
Corporate obligations	54,400	54,426	51,515	51,496

Total current marketable securities	287,283	287,068	236,187	235,962

Classified as noncurrent:
Municipal bonds due in 1-5 years	193,648	193,196	163,737	163,747
U.S. agency obligations	29,457	30,050	24,415	25,250
Auction rate preferred stock	47,725	47,723	42,075	42,075
Corporate obligations	20,217	20,221	14,587	14,700

Total noncurrent marketable securities	291,047	291,190	244,814	245,772

Total marketable securities	$578,330	$578,258	$481,001	$481,734

Receivables consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Trade receivables	$136,791	$131,045
Interest receivable	5,241	3,564

	142,032	134,609
Less allowance for doubtful accounts	(12,677)	(10,881)

Total receivables, net	$129,355	$123,728

Bad debt expense was $6.7 million and $6.1 million for the three months ended November 30, 2003 and 2002, respectively. Write-offs, net of recoveries, were $5.0 million and $3.8 million for the three months ended November 30, 2003 and 2002, respectively.

Property and equipment consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Furniture and equipment	$186,881	$179,588
Software	54,486	52,712
Leasehold improvements	49,410	46,902
Land and buildings	13,537	115

	304,314	279,317
Less accumulated depreciation and amortization	(170,260)	(160,260)

Property and equipment, net	$134,054	$119,057

Depreciation and amortization expense was $11.0 million and $9.5 million for the three months ended November 30, 2003 and 2002, respectively.

Cost in excess of fair value of assets purchased consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Cost in excess of fair value of assets purchased	$42,581	$42,581
Less accumulated amortization	(5,485)	(5,485)

Total cost in excess of fair value of assets purchased, net	$37,096	$37,096

As was previously discussed, the Company adopted SFAS No. 142 effective September 1, 2001 and discontinued the amortization of goodwill as of that date.

Accrued liabilities consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Salaries, wages, and benefits	$21,215	$23,543
Other accrued liabilities	25,341	25,982

Total accrued liabilities	$46,556	$49,525

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Student deposits	$178,507	$163,453
Current portion of deferred tuition revenue	73,627	77,605
Application fee revenue	8,840	7,551
Other deferred revenue	4,947	4,544

Total student deposits and current portion of deferred revenue	$265,921	$253,153

Note 4. Short-Term Borrowings

At November 30, 2003, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company’s election. Any amounts borrowed under the line are payable upon its termination in February 2005.

Note 5. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	November 30,	August 31,
	2003	2003

	(Unaudited)
Deferred compensation discounted at 7.5%	$1,284	$1,284
Deferred rent	10,995	9,905
Deferred gain on sale-leasebacks and other contracts	6,378	7,068
Other long-term liabilities	88	88

Total long-term liabilities	18,745	18,345
Less current portion	(3,231)	(3,231)

Total long-term liabilities, net	$15,514	$15,114

Note 6. Common Stock

The Board of Directors of Apollo has authorized a program allocating up to $300.0 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of November 30, 2003, the Company had repurchased approximately 10,259,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $115.3 million and 541,000 shares of University of Phoenix Online common stock at a total cost of approximately $14.0 million. In December 2003, the Company purchased 314,000 shares of Apollo Education Group Class A common stock at a total cost of $20.8 million and 253,300 shares of University of Phoenix Online common stock at a total cost of $17.2 million.

Note 7. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended
	November 30,
	2003	2002

	(Unaudited)
Apollo Education Group	$78,355	$53,770
University of Phoenix Online	5,916	2,919

Net income	$84,271	$56,689

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.5% at November 30, 2003, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended November 30,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$78,355	176,097	$0.44	$53,770	174,109	$0.31
Effect of dilutive securities:
Stock options		2,629			2,775

Diluted net income per share	$78,355	178,726	$0.44	$53,770	176,884	$0.30

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2003 and 2002, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended November 30,
	2003			2002

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

	(Unaudited)
Basic net income per share	$5,916	15,858	$0.37	$2,919	14,483	$0.20
Effect of dilutive securities:
Stock options		1,328			1,502

Diluted net income per share	$5,916	17,186	$0.34	$2,919	15,985	$0.18

Basic earnings per share for University of Phoenix Online common stock for the three months ended November 30, 2003 and 2002, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

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

On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003 a motion to dismiss the action was filed and is currently pending. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. The initial status conference is scheduled for March 1, 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

	Three Months Ended November 30,
	2003				2002

	Apollo	University		Apollo	Apollo	University		Apollo
	Education	of Phoenix		Group,	Education	of Phoenix		Group,
	Group	Online	Eliminations	Inc.	Group	Online	Eliminations	Inc.

(In thousands)	(Unaudited)
Revenues:
Tuition and other, net(1)	$234,055	$177,754		$411,809	$198,706	$110,191	$—	$308,897
Inter-group license fee revenue(2)	7,110		(7,110)	—	4,408		(4,408)	—

	241,165	177,754	(7,110)	411,809	203,114	110,191	(4,408)	308,897

Costs and expenses:
Instructional costs and services
External expenses(3)	125,268	49,619		174,887	109,348	32,755		142,103
Inter-group allocated expenses(4)	(9,002)	9,002		—	(5,788)	5,788		—
Inter-group license fee expense(2)		7,110	(7,110)	—		4,408	(4,408)	—
Selling and promotional
External expenses(3)	45,478	36,161		81,639	34,326	26,000		60,326
Inter-group allocated expenses(4)	(326)	326		—	(225)	225		—
General and administrative
External expenses(3)	20,608			20,608	16,147			16,147
Inter-group allocated expenses(4)	(8,472)	8,472		—	(5,507)	5,507		—

	173,554	110,690	(7,110)	277,134	148,301	74,683	(4,408)	218,576

Income from operations	67,611	67,064	—	134,675	54,813	35,508	—	90,321
Interest income, net	2,728	1,429		4,157	2,512	1,022		3,534

Income before income taxes	70,339	68,493	—	138,832	57,325	36,530	—	93,855
Provision for income taxes(5)	27,301	27,260		54,561	22,627	14,539		37,166

Net income	$43,038	$41,233	$—	$84,271	$34,698	$21,991	$—	$56,689

     (1)  Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2)  Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $7.1 million and $4.4 million for the three months ended November 30, 2003 and 2002, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

     (3)  External expenses represent costs incurred directly by Apollo Education Group and University of Phoenix Online and do not include any inter-group allocations.

     (4)  Certain costs incurred by Apollo Group, Inc. and University of Phoenix including legal, accounting, corporate office, and centralized student services costs, have been allocated to University of Phoenix Online on the basis of its revenues in relation to those of Apollo Group, Inc. and University of Phoenix. The allocation of such expenses to University of Phoenix Online was as follows, in thousands:

	For the Three Months Ended November 30,
	2003	2002

	(Unaudited)
Instructional costs and services	$9,002	$5,788
Selling and promotional	326	225
General and administrative	8,472	5,507

	$17,800	$11,520

     (5)  University of Phoenix Online’s results, along with other divisions of University of Phoenix, are included in the Apollo Group, Inc. consolidated federal income tax return. State taxes are paid based upon apportioned taxable income or loss of Apollo Group, Inc., with the exception of certain state taxes that are based upon an apportionment of University of Phoenix taxable income or loss. The provision for income taxes included in the accompanying consolidating statement of operations data has been calculated on a separate company basis.

Review by Independent Auditors

     The financial information as of November 30, 2003, and for the three-month period then ended, included in Part I pursuant to Rule 10-01 of Regulation S-X, has been reviewed by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”), our independent accountants, in accordance with standards established by the American Institute of Certified Public Accountants. PricewaterhouseCoopers’ report is included in this quarterly report.

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

Report of Independent Auditors

The Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and its subsidiaries as of November 30, 2003, and the related consolidated statements of operations and of comprehensive income for each of the three-month periods ended November 30, 2003 and November 30, 2002 and the consolidated statement of cash flows for the three-month periods ended November 30, 2003 and November 30, 2002. These interim financial statements are the responsibility of Apollo Group, Inc.’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of August 31, 2003, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated September 30, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of August 31, 2003, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
January 9, 2004

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

     The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc. and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2003 included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month period ended November 30, 2003 included in Item 1.

     This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) although we believe the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in certain Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 2) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action to have a material adverse effect on our business, financial position, results of operations, or cash flows; 3) total purchases of property and equipment for us for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $55.0 to $60.0 million; 4) we anticipate the seasonal trends in the second and fourth quarters will continue in the future; and 5) while the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements; 2) changes in or new interpretations of applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) failure to obtain approval from The Higher Learning Commission for University of Phoenix to operate in new states; 6) our ability to continue to attract and retain students; 7) our ability to successfully defend litigation claims; 8) our ability to protect our intellectual property and proprietary rights; 9) our ability to recruit and retain key personnel; 10) our ability to successfully manage economic conditions, including stock market volatility; and 11) other factors set forth in this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

     Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, The University of Phoenix, Inc., Institute for Professional Development, The College for Financial Planning Institutes Corporation, and Western International University, Inc. We currently offer our programs and services at 74 campuses and 122 learning centers in 38 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at November 30, 2003 was approximately 211,300.

     University of Phoenix had degree enrollments of approximately 186,200 adult students at November 30, 2003. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 49 physical campuses and 89 learning centers in 29 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix plans to continue the addition of campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening 7-9 new campuses during 2004. In the first quarter of 2004, three new University of Phoenix campuses were opened. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

     We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in approximately 141 countries. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

SIGNIFICANT ACCOUNTING POLICIES

     Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Consolidated Financial Statements” of Apollo Group, Inc. included in this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenues, receivables, and related liabilities

     95% of our tuition and other net revenues during the first three months of 2004 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in our degree programs generally enroll in a program of study that encompasses a series of five to six week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which we are entitled under the terms of our revenue-sharing contracts with Institute for Professional Development client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource, our online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College for Financial Planning’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. A significant change in the aging of our accounts receivable balances would have an effect on the allowance for doubtful accounts balance. Our accounts receivable are written-off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account which includes collection attempts by company employees and outside collection agencies.

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $13.1 million (3.1% of gross revenues) and $7.8 million (2.5% of gross revenues), in the three months ended November 30, 2003 and 2002, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended
	November 30,
	2003	2002

	(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%

Costs and expenses:
Instructional costs and services	42.5	46.0
Selling and promotional	19.8	19.5
General and administrative	5.0	5.2

	67.3	70.7

Income from operations	32.7	29.3
Interest income, net	1.0	1.1

Income before income taxes	33.7	30.4
Provision for income taxes	13.2	12.0

Net income	20.5%	18.4%

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2002

     Tuition and other net revenues increased by 33.3% to $411.8 million in the three months ended November 30, 2003 from $308.9 million in November 30, 2002 primarily due to an increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended November 30, 2002 to the three months ended November 30, 2003.

     Tuition and other net revenues for the years ended November 30, 2003 and 2002, consist primarily of $387.6 million and $291.4 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.2 million and $2.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 23.1% to $174.9 million in the three months ended November 30, 2003 from $142.1 million in the three months ended November 30, 2002 due primarily to direct costs necessary to support the increase in degree student enrollments. Direct costs consist primarily of faculty compensation, related staff salaries at each respective location, classroom lease expenses, and financial aid processing costs. These costs as a percentage of tuition and other net revenues decreased to 42.5% in the three months ended November 30, 2003 from 46.0% in the three months ended November 30, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 35.3% to $81.6 million in the three months ended November 30, 2003 from $60.3 million in the three months ended November 30, 2002 due primarily to an increase in enrollment advisors and additional advertising expenditures. These expenses as a percentage of tuition and other net revenues increased to 19.8% in the three months ended November 30, 2003 from 19.5% in the three months ended November 30, 2002 as a result of an increase in the number of enrollment advisors partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

     General and administrative expenses increased by 27.6% to $20.6 million in the three months ended November 30, 2003 from $16.1 million in the three months ended November 30, 2002 due primarily to increased employee compensation and related expenses. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.0% in 2003 from 5.2% in the three months ended November 30, 2002 due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income increased to $4.2 million in the three months ended November 30, 2003 from $3.5 million in the three months ended November 30, 2002. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $3,000 and $105,000 in the three months ended November 30, 2003 and 2002, respectively.

     Our effective income tax rate decreased to 39.3% in the three months ended November 30, 2003 from 39.6% in the three months ended November 30, 2002 primarily due to higher tax-exempt interest income.

     Net income increased to $84.3 million in the three months ended November 30, 2003 from $56.7 million in the three months ended November 30, 2002 due primarily to increased enrollments, increased tuition rates, improved utilization of instructional costs and services and general and administrative costs, and a decrease in our effective income tax rate, partially offset by an increase in selling and promotional costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased to $134.2 million in the three months ended November 30, 2003 from $77.9 million in the three months ended November 30, 2002. The increase resulted primarily from increased net income, larger increases in accrued liabilities and student deposits and deferred revenue, and a smaller increase in receivables partially offset by a larger increase in restricted cash. The larger increase in accrued liabilities between periods is primarily due to an increase in income taxes payable.

     Capital expenditures decreased to $12.6 million during the three months ended November 30, 2003 compared to $14.1 million in the three months ended November 30, 2002 primarily due to a decrease in the costs incurred related to internal use software projects between periods partially offset by an increase in the purchase of furniture and equipment to support the increase in student and employee levels. In addition, during the first quarter of fiscal 2004 the Company purchased land and two buildings totaling $13.4 million for future University of Phoenix Online expansion. Subsequent to November 30, 2003, the Company paid an additional $13.2 million for additional land for future University of Phoenix Online expansion. Total purchases of property and equipment for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $55.0 to $60.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     At November 30, 2003, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2005.

     Our Board of Directors has authorized a program allocating up to $300.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of November 30, 2003, the Company had repurchased approximately 10,259,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $115.3 million and 541,000 shares of University of Phoenix Online common stock at a total cost of approximately $14.0 million. In December 2003, the Company purchased 314,000 shares of Apollo Education Group Class A common stock at a total cost of $20.8 million and 253,300 shares of University of Phoenix Online common stock at a total cost of $17.2 million.

     On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.5% at November 30, 2003 due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

     The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2003, we had approximately $157.2 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

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

     On August 29, 2003, we were notified that a qui tam action had been filed against us in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003 a motion to dismiss the action was filed and is currently pending. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. The initial status conference is scheduled for March 1, 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF No. 94-3”). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN No. 45 did not have a material effect on our financial condition or results of operations.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS No. 148”). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This Statement amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of SFAS No. 148.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. We do not expect FIN No. 46 will have a material effect on our financial condition or results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends SFAS No. 133 by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of SFAS No. 149 did not have a material effect on our financial condition or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on our financial condition or results of operations.

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

Item 4 — Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

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

     On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003 a motion to dismiss the action was filed and is currently pending. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. The initial status conference is scheduled for March 1, 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

EXHIBIT 15.1	Letter on Unaudited Interim Financial Information

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

(b) Reports on Form 8-K

     During the first quarter of 2004, we filed one report on Form 8-K. Information regarding the item reported on it is as follows:

Date Filed	Item Number	Description

October 7, 2003	Items 7 and 9*	On October 7, 2003, we announced our results of operations for our fiscal year ended August 31, 2003

*     Pursuant to Securities and Exchange Commission Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: January 13, 2004

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus

Daniel E. Bachus
Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson

Todd S. Nelson
President and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15.1	Letter on Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online