Form 10-Q
period 2004-02-29
APOLLO GROUP INC
filed 2004-04-13
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004

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

YES ☒	NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☒	NO ☐

AT APRIL 7, 2004, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	176,093,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	16,005,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements - Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	February 29,	August 31,
(Dollars in thousands)	2004	2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$461,597	$416,452
Restricted cash	178,365	147,616
Marketable securities	286,181	235,962
Receivables, net	132,199	123,728
Deferred tax assets, net	10,093	9,098
Income taxes receivable		842
Other current assets	17,829	16,545

Total current assets	1,086,264	950,243
Property and equipment, net	153,953	119,057
Marketable securities	313,700	245,772
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	4,032	1,155
Other assets (includes receivable from related party of $13,464 and $13,107 at February 29, 2004 and August 31, 2003, respectively)	26,927	24,881

Total assets	$1,621,972	$1,378,204

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$3,231	$3,231
Accounts payable	28,562	29,314
Accrued liabilities	60,470	49,525
Income taxes payable	3,422
Student deposits and current portion of deferred revenue	302,779	253,153

Total current liabilities	398,464	335,223
Deferred tuition revenue, less current portion	659	942
Long-term liabilities, less current portion	15,521	15,114

Total liabilities	414,644	351,279

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 175,988,000 and 175,286,000 issued and outstanding at February 29, 2004 and August 31, 2003, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at February 29, 2004 and August 31, 2003	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 15,960,000 and 15,659,000 issued and outstanding at February 29, 2004 and August 31, 2003, respectively

Additional paid-in capital	338,070	293,650
Apollo Education Group Class A treasury stock, at cost, 1,402,000 and 2,103,000 shares at February 29, 2004 and August 31, 2003, respectively	(31,166)	(27,100)
University of Phoenix Online treasury stock, at cost, 253,000 and 86,000 shares at February 29, 2004 and August 31, 2003, respectively	(17,175)	(4,601)
Retained earnings	917,970	765,196
Accumulated other comprehensive loss	(475)	(324)

Total shareholders’ equity	1,207,328	1,026,925

Total liabilities and shareholders’ equity	$1,621,972	$1,378,204

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands, except per share amounts)	2004	2003	2004	2003
		(Unaudited)
Revenues:
Tuition and other, net	$396,862	$295,181	$808,671	$604,078

Costs and expenses:
Instructional costs and services	181,104	143,249	355,991	285,352
Selling and promotional	87,390	64,485	169,029	124,811
General and administrative	20,087	16,702	40,695	32,849

	288,581	224,436	565,715	443,012

Income from operations	108,281	70,745	242,956	161,066
Interest income, net	4,574	3,509	8,731	7,043

Income before income taxes	112,855	74,254	251,687	168,109
Provision for income taxes	44,352	28,568	98,913	65,734

Net income	$68,503	$45,686	$152,774	$102,375

Net income attributed to:
Apollo Education Group common stock	$63,044	$42,607	$141,399	$96,377

University of Phoenix Online common stock	$5,459	$3,079	$11,375	$5,998

Earnings per share attributed to:
Apollo Education Group common stock :
Basic net income per share	$0.36	$0.24	$0.80	$0.55

Diluted net income per share	$0.35	$0.24	$0.79	$0.54

Basic weighted average shares outstanding	176,279	174,829	176,188	174,469

Diluted weighted average shares outstanding	178,924	177,309	178,825	177,096

University of Phoenix Online common stock:
Basic net income per share	$0.34	$0.20	$0.72	$0.41

Diluted net income per share	$0.32	$0.19	$0.66	$0.37

Basic weighted average shares outstanding	15,907	15,064	15,882	14,774

Diluted weighted average shares outstanding	17,149	16,395	17,167	16,190

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2004	2003	2004	2003
		(Unaudited)
Net income	$68,503	$45,686	$152,774	$102,375
Other comprehensive income, net of income taxes:
Currency translation gain (loss)	162	(204)	(151)	(135)

Comprehensive income	$68,665	$45,482	$152,623	$102,240

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended
	February 29,	February 28,
(In thousands)	2004	2003
	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income	$152,774	$102,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,241	19,128
Amortization of investment premiums	3,026	2,574
Provision for uncollectible accounts	13,788	10,774
Deferred income taxes	(3,872)	(2,291)
Tax benefits of stock options exercised	28,395	28,281
Increase in assets:
Restricted cash	(30,749)	(23,732)
Receivables	(22,259)	(24,370)
Other assets	(1,747)	(593)
Increase in liabilities:
Accounts payable and accrued liabilities	13,615	6,816
Student deposits and deferred revenue	49,343	30,532
Other liabilities	1,787	1,642

Net cash provided by operating activities	225,342	151,136

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(28,224)	(29,240)
Purchase of land and buildings related to future Online expansion	(28,428)
Purchase of marketable securities	(255,635)	(162,945)
Maturities of marketable securities	134,462	138,417
Purchase of other assets	(1,606)	(1,332)

Net cash used for investing activities	(179,431)	(55,100)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(20,843)	(4,068)
Issuance of Apollo Education Group Class A common stock	26,476	19,047
Purchase of University of Phoenix Online common stock	(17,175)	(2,012)
Issuance of University of Phoenix Online common stock	10,927	9,321
Payments on long-term liabilities		(100)

Net cash provided by (used for) financing activities	(615)	22,188

Currency translation loss	(151)	(135)

Net increase in cash and cash equivalents	45,145	118,089
Cash and cash equivalents at beginning of period	416,452	295,237

Cash and cash equivalents at end of period	$461,597	$413,326

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

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 50 physical campuses and 91 learning centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 22 regionally accredited private colleges and universities. IPD currently operates at 22 campuses and 31 learning centers in 22 states.

The College, located in Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.6% at February 29, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan, partially offset by the repurchase of shares of University of Phoenix Online common stock.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2004 and 2003 refer to the periods ended February 29, 2004, and February 28, 2003, respectively.

Note 2. Significant Accounting Policies

Basis of presentation

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 29, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Principles of consolidation

The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in U.S. government sponsored enterprises and auction market preferred stock with maturities of ninety days or less.

Investments

Investments in marketable securities such as municipal bonds and U.S. government sponsored enterprises are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Consolidated Balance Sheet.

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

Revenues, receivables, and related liabilities

Approximately 95% of the Company’s tuition and other net revenues during the six months ended February 29, 2004, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95% of consolidated tuition revenues. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $13.3 million (3.2% of gross revenues) and $7.9 million (2.6% of gross revenues) in the three months ended February 29, 2004, and February 28, 2003, respectively, and $26.4 million (3.2% of gross revenues) and $15.7 million (2.5% of gross revenues) in the six months ended February 29, 2004, and February 28, 2003, respectively.

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

Cost in excess of fair value of assets purchased

At February 29, 2004, and February 28, 2003, the Company’s cost in excess of fair value of assets purchased (i.e. goodwill) related primarily to the acquisition of certain assets of the College and WIU. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under this guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value.

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

The Company has identified its various reporting units which consist of its wholly-owned subsidiaries University of Phoenix, IPD, the College, and WIU. The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test. The Company performed its annual impairment test as of August 31, 2003, and concluded that no impairment charge was required.

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

Stock-based compensation

At February 29, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
		(Unaudited)
Apollo Education Group
Net income, as reported	$63,044	$42,607	$141,399	$96,377
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,125)	(3,559)	(7,088)	(6,307)

Pro forma net income	$58,919	$39,048	$134,311	$90,070
Earnings per share:
Basic - as reported	$0.36	$0.24	$0.80	$0.55
Basic - pro forma	$0.33	$0.22	$0.76	$0.52
Diluted - as reported	$0.35	$0.24	$0.79	$0.54
Diluted - pro forma	$0.33	$0.22	$0.75	$0.51
University of Phoenix Online
Net income, as reported	$5,459	$3,079	$11,375	$5,998
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(171)	(119)	(280)	(190)

Pro forma net income	$5,288	$2,960	$11,095	$5,808
Earnings per share:
Basic - as reported	$0.34	$0.20	$0.72	$0.41
Basic - pro forma	$0.33	$0.20	$0.70	$0.39
Diluted - as reported	$0.32	$0.19	$0.66	$0.37
Diluted - pro forma	$0.31	$0.17	$0.65	$0.35

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the three months ended February 29, 2004, and February 28, 2003, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 31.1% and 44.0%; 3) risk-free interest rates of 2.6% and 2.8%; and 4) expected lives of 2.7 and 3.5 years and for University of Phoenix Online for the three months ended February 28, 2003: 1) dividend yield of 0.0%; 2) expected volatility of 50.0%; 3) risk-free interest rates of 2.8%; and 4) expected lives of 4.2 years. No University of Phoenix stock options were granted in the three months ended February 29, 2004.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for the six months ended February 29, 2004, and February 28, 2003, respectively, for Apollo Education Group: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 35.9% and 43.9%; 3) risk-free interest rates of 3.2% and 3.2%; and 4) expected lives of 3.3 and 3.3 years and for University of Phoenix Online: 1) dividend yield of 0.0% in both periods; 2) expected volatility of 40.0% and 56.0%; 3) risk-free interest rates of 3.3% and 3.1%; and 4) expected lives of 3.4 and 3.0 years.

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

Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN No. 45 did not have a material effect on the Company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003, for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. The adoption of FIN No. 46 did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial condition or results of operations.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	February 29,		August 31,
	2004		2003
		(Unaudited)
	Estimated	Amortized	Estimated	Amortized
Type	Market	Cost	Market	Cost
Classified as current:
Municipal bonds	$200,328	$200,024	$155,182	$155,014
U.S. government sponsored enterprises	2,684	2,672	4,940	4,902
Auction rate preferred stock	47,475	47,475	24,550	24,550
Corporate obligations	36,000	36,010	51,515	51,496

Total current marketable securities	286,487	286,181	236,187	235,962

Classified as non current:
Municipal bonds due in 1-5 years	202,162	200,899	163,737	163,747
U.S. government sponsored enterprises	65,392	65,466	24,415	25,250
Auction rate preferred stock	38,600	38,598	42,075	42,075
Corporate obligations	8,812	8,737	14,587	14,700

Total non current marketable securities	314,966	313,700	244,814	245,772

Total marketable securities	$601,453	$599,881	$481,001	$481,734

Receivables consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Trade receivables	$139,642	$131,045
Interest receivable	5,013	3,564

	144,655	134,609
Less allowance for doubtful accounts	(12,456)	(10,881)

Total receivables, net	$132,199	$123,728

Bad debt expense was $7.1 million and $4.7 million for the three months ended February 29, 2004, and February 28, 2003, respectively, and $13.8 million and $10.8 million for the six months ended February 29, 2004, and February 28, 2003, respectively. Write-offs, net of recoveries, were $7.2 million and $3.8 million for the three months ended February 29, 2004, and February 28, 2003, respectively, and $12.2 million and $7.6 million for the six months ended February 29, 2004, and February 28, 2003, respectively.

Property and equipment consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Furniture and equipment	$196,260	$179,588
Software	56,731	52,712
Leasehold improvements	51,986	46,902
Land and buildings	28,543	115

	333,520	279,317
Less accumulated depreciation and amortization	(179,567)	(160,260)

Property and equipment, net	$153,953	$119,057

Depreciation and amortization expense was $10.8 million and $10.1 million for the three months ended February 29, 2004, and February 28, 2003, respectively, and $21.8 million and $19.6 million for the six months ended February 29, 2004, and February 28, 2003, respectively.

Cost in excess of fair value of assets purchased consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Cost in excess of fair value of assets purchased	$42,581	$42,581
Less accumulated amortization	(5,485)	(5,485)

Total cost in excess of fair value of assets purchased, net	$37,096	$37,096

As was previously discussed, the Company adopted SFAS No. 142 effective September 1, 2001, and discontinued the amortization of goodwill as of that date.

Accrued liabilities consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Salaries, wages, and benefits	$25,555	$23,543
Other accrued liabilities	34,915	25,982

Total accrued liabilities	$60,470	$49,525

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Student deposits	$202,556	$163,453
Current portion of deferred tuition revenue	86,030	77,605
Application fee revenue	9,021	7,551
Other deferred revenue	5,172	4,544

Total student deposits and current portion of deferred revenue	$302,779	$253,153

Note 4. Short-Term Borrowings

At February 29, 2004, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company’s election. Any amounts borrowed under the line are payable upon its termination in February 2006.

Note 5. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	February 29,	August 31,
	2004	2003
	(Unaudited)
Deferred compensation discounted at 7.5%	$1,318	$1,284
Deferred rent	11,658	9,905
Deferred gain on sale-leasebacks and other contracts	5,688	7,068
Other long-term liabilities	88	88

Total long-term liabilities	18,752	18,345
Less current portion	(3,231)	(3,231)

Total long-term liabilities, net	$15,521	$15,114

Note 6. Common Stock

The Board of Directors of Apollo has authorized a program allocating up to $300.0 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of February 29, 2004, the Company had repurchased approximately 10,573,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $136.2 million and 795,000 shares of University of Phoenix Online common stock at a total cost of approximately $31.1 million.

Note 7. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
		(Unaudited)
Apollo Education Group	$63,044	$42,607	$141,399	$96,377
University of Phoenix Online	5,459	3,079	11,375	5,998

Net income	$68,503	$45,686	$152,774	$102,375

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.6% at February 29, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	February 29,			February 28,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$63,044	176,279	$0.36	$42,607	174,829	$0.24
Effect of dilutive securities:
Stock options		2,645			2,480

Diluted net income per share	$63,044	178,924	$0.35	$42,607	177,309	$0.24

	For the Six Months Ended
	February 29,			February 28,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$141,399	176,188	$0.80	$96,377	174,469	$0.55
Effect of dilutive securities:
Stock options		2,637			2,627

Diluted net income per share	$141,399	178,825	$0.79	$96,377	177,096	$0.54

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 29, 2004, and February 28, 2003, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	February 29,			February 28,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Unaudited)
Basic net income per share	$5,459	15,907	$0.34	$3,079	15,064	$0.20
Effect of dilutive securities:
Stock options		1,242			1,331

Diluted net income per share	$5,459	17,149	$0.32	$3,079	16,395	$0.19

	For the Six Months Ended
	February 29,			February 28,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(Unaudited)
Basic net income per share	$11,375	15,882	$0.72	$5,998	14,774	$0.41
Effect of dilutive securities:
Stock options		1,285			1,416

Diluted net income per share	$11,375	17,167	$0.66	$5,998	16,190	$0.37

Basic earnings per share for University of Phoenix Online common stock for the three and six months ended February 29, 2004, and February 28, 2003, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

Note 8. Commitments and Contingencies

The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. IPD is currently in active negotiations with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports. Although the Company believes that the OIG’s audits of certain IPD client institutions will be resolved without any material effect on its financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in July 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and is presently pending before the Court. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. The parties have agreed to attempt to reach a negotiated resolution of these claims. While the outcome of this matter is currently not determinable, management does not expect the results of this matter will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

Note 9. Consolidating Statement of Operations Data

The following schedules present statement of operations data for Apollo Education Group, University of Phoenix Online, and Apollo Group, Inc. We have presented this information to illustrate the respective operating results of Apollo Education Group and University of Phoenix Online, including the impact of the inter-group license fee and inter-group allocated expenses, and how the operating results of those groups relate to the consolidated operating results of Apollo Group, Inc.

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

	For the Three Months Ended
	February 29,				February 28,
	2004				2003
	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
(In thousands)	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.
	(Unaudited)
Revenues:
Tuition and other, net(1)	$212,796	$184,066	$—	$396,862	$178,205	$116,976	$—	$295,181
Inter-group license fee revenue(2)	7,363		(7,363)	—	4,679		(4,679)	—

	220,159	184,066	(7,363)	396,862	182,884	116,976	(4,679)	295,181

Costs and expenses:
Instructional costs and services
External expenses(3)	127,200	53,904		181,104	106,631	36,618		143,249
Inter-group allocated expenses(4)	(9,398)	9,398		—	(6,311)	6,311		—
Inter-group license fee expense(2)		7,363	(7,363)	—		4,679	(4,679)	—
Selling and promotional
External expenses(3)	44,695	42,695		87,390	37,681	26,804		64,485
Inter-group allocated expenses(4)	(389)	389		—	(251)	251		—
General and administrative
External expenses(3)	20,087			20,087	16,702			16,702
Inter-group allocated expenses(4)	(8,712)	8,712		—	(6,171)	6,171		—

	173,483	122,461	(7,363)	288,581	148,281	80,834	(4,679)	224,436

Income from operations	46,676	61,605	—	108,281	34,603	36,142	—	70,745
Interest income, net	3,036	1,538		4,574	2,511	998		3,509

Income before income taxes	49,712	63,143	—	112,855	37,114	37,140	—	74,254
Provision for income taxes(5)	19,221	25,131		44,352	13,786	14,782		28,568

Net income	$30,491	$38,012	$—	$68,503	$23,328	$22,358	$—	$45,686

	For the Six Months Ended
	February 29,				February 28,
	2004				2003
	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
(In thousands)	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.
	(Unaudited)
Revenues:
Tuition and other, net(1)	$446,851	$361,820	$—	$808,671	$376,911	$227,167	$—	$604,078
Inter-group license fee revenue(2)	14,473		(14,473)	—	9,087		(9,087)	—

	461,324	361,820	(14,473)	808,671	385,998	227,167	(9,087)	604,078

Costs and expenses:
Instructional costs and services
External expenses(3)	252,468	103,523		355,991	215,979	69,373		285,352
Inter-group allocated expenses(4)	(18,400)	18,400		—	(12,099)	12,099		—
Inter-group license fee expense(2)		14,473	(14,473)	—		9,087	(9,087)	—
Selling and promotional
External expenses(3)	90,173	78,856		169,029	72,007	52,804		124,811
Inter-group allocated expenses(4)	(715)	715		—	(476)	476		—
General and administrative
External expenses(3)	40,695			40,695	32,849			32,849
Inter-group allocated expenses(4)	(17,184)	17,184		—	(11,678)	11,678		—

	347,037	233,151	(14,473)	565,715	296,582	155,517	(9,087)	443,012

Income from operations	114,287	128,669	—	242,956	89,416	71,650	—	161,066
Interest income, net	5,764	2,967		8,731	5,023	2,020		7,043

Income before income taxes	120,051	131,636	—	251,687	94,439	73,670	—	168,109
Provision for income taxes(5)	46,522	52,391		98,913	36,413	29,321		65,734

Net income	$73,529	$79,245	$—	$152,774	$58,026	$44,349	$—	$102,375

     (1) Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2) Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $7.4 million and $4.7 million for the three months ended February 29, 2004, and February 28, 2003, respectively, and $14.5 million and $9.1 million for the six months ended February 29, 2004, and February 28, 2003, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

	For the Three Months Ended		For the Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
		(Unaudited)
Instructional costs and services	$9,398	$6,311	$18,400	$12,099
Selling and promotional	389	251	715	476
General and administrative	8,712	6,171	17,184	11,678

	$18,499	$12,733	$36,299	$24,253

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

Independent Accountants’ Report

To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Apollo Group, Inc. and its subsidiaries (the “Company”) as of February 29, 2004, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods then ended and of cash flows for the six-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of February 29, 2004, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of August 31, 2003, and for the three-month and six-month periods ended February 28, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Deloitte & Touche LLP
Phoenix, Arizona
April 12, 2004

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

          The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2003, included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and six-month periods ended February 29, 2004, included in Item 1.

          This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) although we believe that the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 2) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows; 3) total purchases of property and equipment for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $55.0 to $60.0 million; 4) we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; and 5) while the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

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

OVERVIEW

          Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, University of Phoenix, Institute for Professional Development, The College for Financial Planning, and Western International University. We currently offer our programs and services at 75 campuses and 125 learning centers in 38 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at February 29, 2004, was approximately 227,800. University of Phoenix is our largest subsidiary with its tuition revenues currently representing approximately 95% of consolidated tuition revenues.

          University of Phoenix had degree enrollments of approximately 201,400 adult students at February 29, 2004. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 50 physical campuses and 91 learning centers in 29 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening 7-9 new campuses during 2004. In the first six months of 2004, four new University of Phoenix campuses were opened. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

          We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in more than 100 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

     Our future success is highly dependent on our ability to obtain, maintain, or renew required regulatory approvals, accreditation, or state authorizations. We are subject to extensive private, federal, and state regulation. The Higher Education Act of 1965, as amended, and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:

•	the accrediting agencies recognized by the U.S. Department of Education;

•	the federal government through the U.S. Department of Education; and

•	state higher education regulatory bodies.

     All higher education institutions participating in Title IV programs must be accredited by an association recognized by the U.S. Department of Education. The U.S. Department of Education reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. Accrediting associations are required to include the monitoring of Title IV programs compliance as part of their accreditation evaluations under the Higher Education Act.

     Our institutions are covered by regional accreditation, which provides the following:

•	recognition and acceptance by employers, other higher education institutions, and governmental entities of the degrees and credits earned by students;

•	qualification to participate in Title IV programs; and

•	qualification for authorization in certain states.

     Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, for authorization to operate as a degree-granting institution. The loss of accreditation would significantly reduce demand for our programs as it would prohibit us from offering degrees and credits that are recognized and accepted by employers, other higher education institutions, and governmental entities. It would also render us ineligible to participate in federal financial aid programs.

     The Higher Education Act of 1965 and the related regulations adopted by the U.S. Department of Education also impose numerous requirements with which institutions participating in the Title IV programs must comply. Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. The failure to comply with any of the Title IV requirements could result in adverse action by the U.S. Department of Education against us, including the termination of Title IV eligibility, the imposition of fines, or the imposition of liabilities by the U.S. Department of Education. In the year ended August 31, 2003, University of Phoenix and Western International University derived approximately 62% and 49%, respectively, of their net revenues from students who participated in Title IV programs. The Institute for Professional Development client institution percentages are estimated to be similar to those at University of Phoenix. Institute for Professional Development client institutions administer their own Title IV programs. The loss of Title IV eligibility would significantly reduce demand for our programs.

     Our institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide education programs. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. The failure to obtain authorization to operate in new states or to add new programs/locations would adversely effect our ability to expand our business.

CRITICAL ACCOUNTING POLICIES

          Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Consolidated Financial Statements” of Apollo Group, Inc. included in this Form 10-Q includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by us.

Revenue recognition

          Approximately 95% of our tuition and other net revenues during the first six months of 2004 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include commissions from the sale of textbooks and other education-related products, rEsource fees, application fees, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $13.3 million (3.2% of gross revenues) and $7.9 million (2.6% of gross revenues) in the three months ended February 29, 2004, and February 28, 2003, respectively, and $26.4 million (3.2% of gross revenues) and $15.7 million (2.5% of gross revenues) in the six months ended February 29, 2004, and February 28, 2003, respectively.

Allowance for doubtful accounts

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

Income taxes

          Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.3% in both the first and second quarters of 2004. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss contingencies

          We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

RESULTS OF OPERATIONS

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

     The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
	(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	45.6	48.5	44.1	47.2
Selling and promotional	22.0	21.8	20.9	20.7
General and administrative	5.1	5.7	5.0	5.4

	72.7	76.0	70.0	73.3

Income from operations	27.3	24.0	30.0	26.7
Interest income, net	1.2	1.2	1.1	1.1

Income before income taxes	28.5	25.2	31.1	27.8
Provision for income taxes	11.2	9.7	12.2	10.9

Net income	17.3%	15.5%	18.9%	16.9%

THREE MONTHS ENDED FEBRUARY 29, 2004, COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2003

          Tuition and other net revenues increased by 34.4% to $396.9 million in the three months ended February 29, 2004, from $295.2 million in February 28, 2003, primarily due to a 28.8% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended February 28, 2003, to the three months ended February 29, 2004.

          Tuition and other net revenues for the three months ended February 29, 2004, and February 28, 2003, consist primarily of $372.2 million and $277.3 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.3 million and $2.5 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 26.4% to $181.1 million in the three months ended February 29, 2004, from $143.2 million in the three months ended February 28, 2003, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $14.7 million, $6.3 million, $3.3 million, and $2.7 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 45.6% in the three months ended February 29, 2004, from 48.5% in the three months ended February 28, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

          Selling and promotional expenses increased by 35.5% to $87.4 million in the three months ended February 29, 2004, from $64.5 million in the three months ended February 28, 2003, due primarily to an increase in enrollment advisors’ compensation and related expenses of $11.2 million as a result of the addition of new enrollment advisors, additional advertising expenditures of $8.1 million, and small increases in various other costs. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 22.0% in the three months ended February 29, 2004, from 21.8% in the three months ended February 28, 2003, as a result of an increase in the cost of enrollment advisors as a percentage of revenue of 0.6% partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

          General and administrative expenses increased by 20.3% to $20.1 million in the three months ended February 29, 2004, from $16.7 million in the three months ended February 28, 2003, due primarily to increased employee compensation and related expenses of $1.4 million and small increases in various other costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.1% in the three months ended February 29, 2004, from 5.7% in the three months ended February 28, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income increased to $4.6 million in the three months ended February 29, 2004, from $3.5 million in the three months ended February 28, 2003. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $37,000 and $105,000 in the three months ended February 29, 2004, and February 28, 2003, respectively.

          Our effective income tax rate increased to 39.3% in the three months ended February 29, 2004, from 38.5% in the three months ended February 28, 2003, primarily due to a refund of state income taxes received during the three months ended February 28, 2003.

SIX MONTHS ENDED FEBRUARY 29, 2004, COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 2003

          Tuition and other net revenues increased by 33.9% to $808.7 million in the six months ended February 29, 2004, from $604.1 million in February 28, 2003, primarily due to a 28.0% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the six months ended February 28, 2003, to the six months ended February 29, 2004.

          Tuition and other net revenues for the six months ended February 29, 2004, and February 28, 2003, consist primarily of $759.8 million and $568.7 million, respectively, of net tuition revenues from students enrolled in degree programs and $4.4 million and $5.1 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 24.8% to $356.0 million in the six months ended February 29, 2004, from $285.4 million in the six months ended February 28, 2003, due primarily to direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $29.1 million, $12.7 million, $6.9 million, and $5.5 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 44.1% in the six months ended February 29, 2004, from 47.2% in the six months ended February 28, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

          Selling and promotional expenses increased by 35.4% to $169.0 million in the six months ended February 29, 2004, from $124.8 million in the six months ended February 28, 2003, due primarily to an increase in enrollment advisors’ compensation and related expenses of $22.6 million as a result of the addition of new enrollment advisors, additional advertising expenditures of $14.3 million, and small increases in various other costs. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 20.9% in the six months ended February 29, 2004, from 20.7% in the six months ended February 28, 2003, as a result of the increase in the cost of enrollment advisors as a percentage of revenue of 0.8% partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

          General and administrative expenses increased by 23.9% to $40.7 million in the six months ended February 29, 2004, from $32.8 million in the six months ended February 28, 2003, due primarily to increased employee compensation and related expenses of $3.4 million and small increases in various other costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 5.0% in the six months ended February 29, 2004, from 5.4% in the six months ended February 28, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income increased to $8.7 million in the six months ended February 29, 2004, from $7.0 million in the six months ended February 28, 2003. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $40,000 and $210,000 in the six months ended February 29, 2004, and February 28, 2003, respectively.

          Our effective income tax rate increased to 39.3% in the six months ended February 29, 2004, from 39.1% in the six months ended February 28, 2003, primarily as a result of a refund of state income taxes received during the six months ended February 28, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

          The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments and contingencies on our liquidity and capital resources.

Balance sheet and cash flows

          Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $1.06 billion as of February 29, 2004, an increase of $163.3 million or 18.2% from $898.2 million at August 31, 2003. The increase was primarily a result of cash provided by operating activities of $225.3 million and cash provided by the issuance of Apollo Education Group Class A common stock and University of Phoenix Online common stock of $26.5 million and $10.9 million, respectively, related to employee stock option exercises and employee stock purchases partially offset by the repurchase of Apollo Education Group Class A common stock and University of Phoenix Online common stock of $20.8 million and $17.2 million, respectively, and capital expenditures of $56.7 million.

          Capital expenditures. Capital expenditures increased to $56.7 million during the six months ended February 29, 2004, primarily due to the purchase of land and two buildings totaling $28.4 million for future University of Phoenix Online expansion. Excluding the cost of the land and buildings purchased for future University of Phoenix Online expansion, capital expenditures decreased slightly to $28.2 million for the six months ended February 29, 2004, from $29.2 million for the six months ended February 28, 2003. Total purchases of property and equipment for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $55.0 to $60.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

          We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

          Restricted cash. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 29, 2004, we had approximately $178.4 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

          Accounts receivable, net. Accounts receivable, net was $132.2 million and $123.7 million as of February 29, 2004, and August 31, 2003, respectively. Days sales outstanding (“DSO”) in receivables, net as of February 29, 2004, and August 31, 2003, were 31 days and 34 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.

Commitments and contingencies

          Leases. We currently lease the majority of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

          Contingencies. The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both Institute for Professional Development and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. Institute for Professional Development is currently in active negotiations with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports. Although we believe that the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved.

          On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in July 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

          On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and is presently pending before the Court. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

          On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

          In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. The parties have agreed to attempt to reach a negotiated resolution of these claims. While the outcome of this matter is currently not determinable, management does not expect the results of this matter will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Stock repurchase program

          Our Board of Directors has authorized a program allocating up to $300.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of February 29, 2004, the Company had repurchased approximately 10,573,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $136.2 million and 795,000 shares of University of Phoenix Online common stock at a total cost of approximately $31.1 million.

Liquidity and capital resource requirements

          Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include repurchase of shares and start-up costs associated with new campuses. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.

          At February 29, 2004, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2006.

          On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.6% at February 29, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

          In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN No. 45 did not have a material effect on our financial condition or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003, for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. The adoption of FIN No. 46 did not have a material effect on our financial condition or results of operations.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

          Our portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. We intend to hold these securities to maturity. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

Item 4 — Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

          There were no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in July 2004. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and is presently pending before the Court. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

     In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. The parties have agreed to attempt to reach a negotiated resolution of these claims. While the outcome of this matter is currently not determinable, management does not expect the results of this matter will have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On January 21, 2004, our Class B common stock shareholders acted by unanimous written consent in lieu of an annual meeting. Pursuant to the unanimous written consent, the Class B shareholders elected as Class II directors, to hold office until the 2007 annual meeting of shareholders: John R. Norton III and Hedy F. Govenar.

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

EXHIBIT 10.1m	Eleventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank National Association dated March 30, 2004

EXHIBIT 15.1	Letter in Lieu of Consent

EXHIBIT 15.2	Letter in Lieu of Consent

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

(b) Reports on Form 8-K

During the second quarter of 2004, we filed two reports on Form 8-K. Information regarding the items reported on are as follows:

Date Filed	Item Number	Description
December 18, 2003	Items 7 and 9*	On December 18, 2003, we announced our results of operations for our first quarter ended November 30, 2003

January 21, 2004	Item 4	On January 21, 2004, we announced a change in our certifying accountant

* Pursuant to Securities and Exchange Commission Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)
Date: April 13, 2004
By: /s/ Kenda B. Gonzales

Kenda B. Gonzales Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus

Daniel E. Bachus Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson

Todd S. Nelson President and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1m	Eleventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank National Association dated March 30, 2004

15.1	Letter in Lieu of Consent

15.2	Letter in Lieu of Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online