Form 10-Q
period 2004-05-31
APOLLO GROUP INC
filed 2004-07-15
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended May 31, 2004

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

YES ☒          NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☒          NO ☐

AT JULY 9, 2004, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	174,926,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
University of Phoenix Online common stock, no par value	15,664,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURES	32
EXHIBIT INDEX	33
EXHIBIT 15.1 – Letter in Lieu of Consent
EXHIBIT 15.2 – Letter in Lieu of Consent
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
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	May 31,	August 31,
	2004	2003
(Dollars in thousands)	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$489,009	$416,452
Restricted cash	178,533	147,616
Marketable securities	323,538	235,962
Receivables, net	136,258	123,728
Deferred tax assets, net	9,841	9,098
Income taxes receivable		842
Other current assets	20,812	16,545

Total current assets	1,157,991	950,243
Property and equipment, net	169,884	119,057
Marketable securities	351,871	245,772
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	5,698	1,155
Other assets (includes receivable from related party of $13,642 and $13,107 at May 31, 2004 and August 31, 2003, respectively)	25,821	24,881

Total assets	$1,748,361	$1,378,204

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$3,946	$3,231
Accounts payable	34,495	29,314
Accrued liabilities	68,503	49,525
Income taxes payable	26,520
Student deposits and current portion of deferred revenue	303,712	253,153

Total current liabilities	437,176	335,223
Deferred tuition revenue, less current portion	622	942
Long-term liabilities, less current portion	15,074	15,114

Total liabilities	452,872	351,279

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 175,978,000 and 175,286,000 issued and outstanding at May 31, 2004 and August 31, 2003, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at May 31, 2004 and August 31, 2003	1	1
University of Phoenix Online nonvoting common stock, no par value, 400,000,000 shares authorized; 15,867,000 and 15,659,000 issued and outstanding at May 31, 2004 and August 31, 2003, respectively
Additional paid-in capital	342,247	293,650
Apollo Education Group Class A treasury stock, at cost, 1,411,000 and 2,103,000 shares at May 31, 2004 and August 31, 2003, respectively	(47,759)	(27,100)
University of Phoenix Online treasury stock, at cost, 347,000 and 86,000 shares at May 31, 2004 and August 31, 2003, respectively	(26,016)	(4,601)
Retained earnings	1,027,306	765,196
Accumulated other comprehensive loss	(393)	(324)

Total shareholders’ equity	1,295,489	1,026,925

Total liabilities and shareholders’ equity	$1,748,361	$1,378,204

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
(In thousands, except per share amounts)		(Unaudited)
Revenues:
Tuition and other, net	$496,999	$364,166	$1,305,670	$968,244

Costs and expenses:
Instructional costs and services	196,026	159,345	552,017	444,697
Selling and promotional	103,287	70,990	272,316	195,801
General and administrative	22,849	17,015	63,544	49,864

	322,162	247,350	887,877	690,362

Income from operations	174,837	116,816	417,793	277,882
Interest income, net	4,886	3,853	13,617	10,896

Income before income taxes	179,723	120,669	431,410	288,778
Provision for income taxes	70,387	46,412	169,300	112,146

Net income	$109,336	$74,257	$262,110	$176,632

Net income attributed to:
Apollo Education Group common stock	$101,103	$69,816	$242,502	$166,193

University of Phoenix Online common stock	$8,233	$4,441	$19,608	$10,439

Earnings per share attributed to:
Apollo Education Group common stock:
Basic net income per share	$0.57	$0.40	$1.38	$0.95

Diluted net income per share	$0.56	$0.39	$1.35	$0.94

Basic weighted average shares outstanding	176,554	175,311	176,310	174,750

Diluted weighted average shares outstanding	179,360	177,931	179,004	177,375

University of Phoenix Online common stock:
Basic net income per share	$0.51	$0.29	$1.23	$0.70

Diluted net income per share	$0.48	$0.27	$1.14	$0.64

Basic weighted average shares outstanding	15,987	15,446	15,917	14,998

Diluted weighted average shares outstanding	17,226	16,742	17,187	16,374

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
(In thousands)	(Unaudited)
Net income	$109,336	$74,257	$262,110	$176,632
Other comprehensive income:
Currency translation gain (loss)	82	(340)	(69)	(475)

Comprehensive income	$109,418	$73,917	$262,041	$176,157

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
					University of Phoenix
	Apollo Education Group				Online
	Class A Nonvoting		Class B Voting		Nonvoting
		Stated		Stated		Stated
	Shares	Value	Shares	Value	Shares	Value
(In thousands)
Nine Months Ended May 31, 2003 (Unaudited)
Balance at August 31, 2002	173,221	$103	484	$1	14,256	$—
Stock issued under stock purchase plans	73				94
Stock issued under stock option plans	1,859				1,307
Tax benefits of stock options exercised
Treasury stock purchases	(106)				(65)
Conversion of Apollo Education Group Class B common stock to Apollo Education Group Class A common stock	6		(7)
Currency translation adjustment
Net income

Balance at May 31, 2003	175,053	$103	477	$1	15,592	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Apollo	University
		Education	of
		Group	Phoenix		Accumulated
	Additional	Class A	Online		Other	Total
	Paid-in	Treasury	Treasury	Retained	Comprehensive	Shareholders’
	Capital	Stock	Stock	Earnings	Income	Equity
(In thousands)
Nine Months Ended May 31, 2003
Balance at August 31, 2002	$227,155	$(46,029)	$(526)	$518,186	$103	$698,993
Stock issued under stock purchase plans	4,433	828				5,261
Stock issued under stock option plans	11,799	20,945	2,538			35,282
Tax benefits of stock options exercised	39,730					39,730
Treasury stock purchases		(4,068)	(2,012)			(6,080)
Conversion of Apollo Education Group Class B common stock to Apollo Education Group Class A common stock						—
Currency translation adjustment					(475)	(475)
Net income				176,632		176,632

Balance at May 31, 2003	$283,117	$(28,324)	$—	$694,818	$(372)	$949,343

	Common Stock
					University of Phoenix
	Apollo Education Group				Online
	Class A Nonvoting		Class B Voting		Nonvoting
		Stated		Stated		Stated
	Shares	Value	Shares	Value	Shares	Value
(In thousands)
Nine Months Ended May 31, 2004 (Unaudited)
Balance at August 31, 2003	175,286	$103	477	$1	15,659	$—
Stock issued under stock purchase plans	57				60
Stock issued under stock option plans	1,199				593
Tax benefits of stock options exercised
Treasury stock purchases	(564)				(445)
Currency translation adjustment
Net income

Balance at May 31, 2004	175,978	$103	477	$1	15,867	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Apollo	University
		Education	of
		Group	Phoenix		Accumulated
	Additional	Class A	Online		Other	Total
	Paid-in	Treasury	Treasury	Retained	Comprehensive	Shareholders’
	Capital	Stock	Stock	Earnings	Income	Equity
(In thousands)
Nine Months Ended May 31, 2004
Balance at August 31, 2003	$293,650	$(27,100)	$(4,601)	$765,196	$(324)	$1,026,925
Stock issued under stock purchase plans	4,003	1,090	1,369			6,462
Stock issued under stock option plans	8,257	21,287	9,898			39,442
Tax benefits of stock options exercised	36,337					36,337
Treasury stock purchases		(43,036)	(32,682)			(75,718)
Currency translation adjustment					(69)	(69)
Net income				262,110		262,110

Balance at May 31, 2004	$342,247	$(47,759)	$(26,016)	$1,027,306	$(393)	$1,295,489

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended
	May 31,
	2004	2003
(In thousands)	(Unaudited)
Cash flows provided by (used for) operating activities:
Net income	$262,110	$176,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,511	29,585
Amortization of investment premiums	4,640	3,858
Provision for uncollectible accounts	19,490	15,079
Deferred income taxes	(5,286)	(1,322)
Tax benefits of stock options exercised	36,337	39,730
Increase in assets:
Restricted cash	(30,917)	(35,225)
Receivables	(32,020)	(30,841)
Other assets	(4,190)	(1,507)
Increase in liabilities:
Accounts payable and accrued liabilities	50,679	5,021
Student deposits and deferred revenue	50,239	45,344
Other liabilities	2,744	2,282

Net cash provided by operating activities	386,337	248,636

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(51,655)	(41,151)
Purchase of land and buildings related to future Online expansion	(32,080)
Purchase of marketable securities	(422,364)	(324,959)
Maturities of marketable securities	224,049	213,498
Purchase of other assets	(1,847)	(1,757)

Net cash used for investing activities	(283,897)	(154,369)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(43,036)	(4,068)
Issuance of Apollo Education Group Class A common stock	32,655	26,353
Purchase of University of Phoenix Online common stock	(32,682)	(2,012)
Issuance of University of Phoenix Online common stock	13,249	14,190
Payments on long-term liabilities		(4,600)

Net cash provided by (used for) financing activities	(29,814)	29,863

Currency translation loss	(69)	(475)

Net increase in cash and cash equivalents	72,557	123,655
Cash and cash equivalents at beginning of period	416,452	295,237

Cash and cash equivalents at end of period	$489,009	$418,892

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

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 51 physical campuses and 99 learning centers located in 30 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities. IPD currently operates at 23 campuses and 31 learning centers in 23 states.

The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs in Phoenix, Chandler, Scottsdale, and Fort Huachuca, Arizona.

On March 24, 2000, the Board of Directors of Apollo authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Apollo’s other businesses and its retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.7% at May 31, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan, partially offset by the repurchase of shares of University of Phoenix Online common stock.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2004 and 2003 refer to the periods ended May 31, 2004 and 2003, respectively.

Note 2. Significant Accounting Policies

Basis of presentation

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended May 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Principles of consolidation

The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60-75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statement of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds, U.S. government sponsored enterprises, and auction market preferred stock with maturities of ninety days or less.

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

Revenues, receivables, and related liabilities

Approximately 94.3% of the Company’s tuition and other net revenues during the nine months ended May 31, 2004, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include rEsource fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95.1% of consolidated tuition revenues. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $15.5 million (3.0% of gross revenues) and $8.7 million (2.3% of gross revenues) in the three months ended May 31, 2004 and 2003, respectively, and $41.9 million (3.1% of gross revenues) and $24.4 million (2.5% of gross revenues) in the nine months ended May 31, 2004 and 2003, respectively.

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

Cost in excess of fair value of assets purchased

At May 31, 2004 and 2003, the Company’s cost in excess of fair value of assets purchased (i.e. goodwill) related primarily to the acquisition of certain assets of the College and WIU. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142, among other things, discontinues the requirement that goodwill resulting from purchase business combinations be amortized to expense over the related estimated useful life. Under this guidance, goodwill balances are subjected to an impairment analysis on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value.

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

Stock-based compensation

At May 31, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2003, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statement of Operations as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
		(Unaudited)
Apollo Education Group
Net income, as reported	$101,103	$69,816	$242,502	$166,193
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,784)	(3,002)	(10,872)	(9,309)

Pro forma net income	$97,319	$66,814	$231,630	$156,884
Earnings per share:
Basic — as reported	$0.57	$0.40	$1.38	$0.95
Basic — pro forma	$0.55	$0.38	$1.31	$0.90
Diluted — as reported	$0.56	$0.39	$1.35	$0.94
Diluted — pro forma	$0.54	$0.38	$1.29	$0.88
University of Phoenix Online
Net income, as reported	$8,233	$4,441	$19,608	$10,439
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(172)	(126)	(452)	(316)

Pro forma net income	$8,061	$4,315	$19,156	$10,123
Earnings per share:
Basic — as reported	$0.51	$0.29	$1.23	$0.70
Basic — pro forma	$0.50	$0.28	$1.20	$0.67
Diluted — as reported	$0.48	$0.27	$1.14	$0.64
Diluted — pro forma	$0.47	$0.26	$1.12	$0.62

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Apollo Education Group
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	29.9%	42.0%	35.9%	43.9%
Risk-free interest rate	2.9%	2.0%	3.2%	3.2%
Expected lives (in years)	3.7	2.5	3.3	3.3
Weighted average fair value of options granted	$21.40	$14.60	$17.83	$13.83

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for University of Phoenix Online:

	For the Nine Months Ended
	May 31,
	2004	2003
University of Phoenix Online
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	56.0%
Risk-free interest rate	3.3%	3.1%
Expected lives (in years)	3.4	3.0
Weighted average fair value of options granted	$20.79	$11.29

No University of Phoenix stock options were granted in the three months ended May 31, 2004 and 2003.

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

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised in December 2003, (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003, for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. The adoption of FIN No. 46 did not have a material effect on the Company’s financial condition or results of operations.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	May 31,		August 31,
	2004		2003
		(Unaudited)
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost
Classified as current:
Municipal bonds	$254,787	$254,806	$155,182	$155,014
U.S. government sponsored enterprises	1,761	1,758	4,940	4,902
Auction rate preferred stock	61,975	61,974	24,550	24,550
Corporate obligations	5,000	5,000	51,515	51,496

Total current marketable securities	323,523	323,538	236,187	235,962

Classified as noncurrent:
Municipal bonds due in 1-5 years	212,678	213,876	163,737	163,747
U.S. government sponsored enterprises	81,586	83,959	24,415	25,250
Auction rate preferred stock	38,150	38,150	42,075	42,075
Corporate obligations	15,946	15,886	14,587	14,700

Total noncurrent marketable securities	348,360	351,871	244,814	245,772

Total marketable securities	$671,883	$675,409	$481,001	$481,734

Receivables consist of the following, in thousands:

	May 31,	August 31,
	2004	2003
	(Unaudited)
Trade receivables	$141,103	$131,045
Interest receivable	6,748	3,564

	147,851	134,609
Less allowance for doubtful accounts	(11,593)	(10,881)

Total receivables, net	$136,258	$123,728

Bad debt expense was $5.7 million and $4.3 million for the three months ended May 31, 2004 and 2003, respectively, and $19.5 million and $15.1 million for the nine months ended May 31, 2004 and 2003, respectively. Write-offs, net of recoveries, were $6.6 million and $4.9 million for the three months ended May 31, 2004 and 2003, respectively, and $18.8 million and $12.5 million for the nine months ended May 31, 2004 and 2003, respectively.

Property and equipment consist of the following, in thousands:

	May 31,	August 31,
	2004	2003
	(Unaudited)
Furniture and equipment	$213,284	$179,588
Software	58,291	52,712
Leasehold improvements	56,208	46,902
Land and buildings	32,214	115

	359,997	279,317
Less accumulated depreciation and amortization	(190,113)	(160,260)

Property and equipment, net	$169,884	$119,057

Depreciation and amortization expense was $11.2 million and $10.6 million for the three months ended May 31, 2004 and 2003, respectively, and $32.9 million and $30.2 million for the nine months ended May 31, 2004 and 2003, respectively.

Accrued liabilities consist of the following, in thousands:

	May 31,	August 31,
	2004	2003
	(Unaudited)
Salaries, wages, and benefits	$27,532	$23,543
Accrued advertising	13,779	7,176
Other accrued liabilities	27,192	18,806

Total accrued liabilities	$68,503	$49,525

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	May 31,	August 31,
	2004	2003
	(Unaudited)
Student deposits	$202,007	$163,453
Current portion of deferred tuition revenue	85,588	77,605
Application fee revenue	10,340	7,551
Other deferred revenue	5,777	4,544

Total student deposits and current portion of deferred revenue	$303,712	$253,153

Note 4. Short-Term Borrowings

At May 31, 2004, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus ..75% or prime at the Company’s election. Any amounts borrowed under the line are payable upon its termination in February 2006.

Note 5. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	May 31,	August 31,
	2004	2003
	(Unaudited)
Deferred compensation discounted at 7.5%	$1,334	$1,284
Deferred rent	12,599	9,905
Deferred gain on sale-leasebacks and other contracts	4,999	7,068
Other long-term liabilities	88	88

Total long-term liabilities	19,020	18,345
Less current portion	(3,946)	(3,231)

Total long-term liabilities, net	$15,074	$15,114

Note 6. Common Stock

The Board of Directors of Apollo has authorized a program allocating up to $300.0 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of May 31, 2004, the Company had repurchased approximately 10,823,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $158.4 million and 986,000 shares of University of Phoenix Online common stock at a total cost of approximately $46.7 million. In June 2004 the Board of Directors of Apollo authorized a program allocating up to an additional $500 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. Additional shares were repurchased between June 1, 2004 and July 9, 2004 consisting of approximately 1,183,000 shares of Apollo Education Group Class A common stock at a cost of approximately $103.0 million and 233,000 shares of University of Phoenix Online common stock at a cost of approximately $20.2 million.

Note 7. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
		(Unaudited)
Apollo Education Group	$101,103	$69,816	$242,502	$166,193
University of Phoenix Online	8,233	4,441	19,608	10,439

Net income	$109,336	$74,257	$262,110	$176,632

The earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online. At the date of the issuance of the University of Phoenix Online common stock, Apollo Education Group retained an 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.7% at May 31, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan partially offset by the repurchase of shares of University of Phoenix Online common stock.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
			May 31,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$101,103	176,554	$0.57	$69,816	175,311	$0.40
Effect of dilutive securities:
Stock options		2,806			2,620

Diluted net income per share	$101,103	179,360	$0.56	$69,816	177,931	$0.39

	For the Nine Months Ended
			May 31,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$242,502	176,310	$1.38	$166,193	174,750	$0.95
Effect of dilutive securities:
Stock options		2,694			2,625

Diluted net income per share	$242,502	179,004	$1.35	$166,193	177,375	$0.94

Basic earnings per share for Apollo Education Group common stock for the three and nine months ended May 31, 2004 and 2003, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options granted and shares issued with respect to University of Phoenix Online common stock, is included.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
			May 31,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$8,233	15,987	$0.51	$4,441	15,446	$0.29
Effect of dilutive securities:
Stock options		1,239			1,296

Diluted net income per share	$8,233	17,226	$0.48	$4,441	16,742	$0.27

	For the Nine Months Ended
			May 31,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
			(Unaudited)
Basic net income per share	$19,608	15,917	$1.23	$10,439	14,998	$0.70
Effect of dilutive securities:
Stock options		1,270			1,376

Diluted net income per share	$19,608	17,187	$1.14	$10,439	16,374	$0.64

Basic earnings per share for University of Phoenix Online common stock for the three and nine months ended May 31, 2004 and 2003, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

Note 8. Commitments and Contingencies

The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between IPD and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying IPD a percentage of tuition revenue. The reports further suggest that IPD paid its employees in a manner that included incentive-based compensation even though IPD based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both IPD and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. IPD is currently in active negotiations with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports. Although the Company believes that the OIG’s audits of certain IPD client institutions will be resolved without any material effect on its financial position, results of operations, or cash flows, and without any material change in IPD’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome.

On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in late July 2004. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and was subsequently granted with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Circuit Court of Appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. On June 16, 2004, the parties reached a negotiated resolution of these claims, which includes a payment of between $2 million and $3 million by the Company.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

Upon the completion of the offering, the net proceeds of the offering of $72.8 million were transferred to University of Phoenix Online and accounted for as a capital contribution. Subsequently, the difference between cash receipts and cash outlays attributable to University of Phoenix Online have been accounted for as a revolving credit advance from University of Phoenix Online to Apollo Education Group requiring the reflection of interest expense by Apollo Education Group and interest income by University of Phoenix Online at the rate of interest determined by the Board of Directors to the extent this difference was not transferred to University of Phoenix Online. To date, this difference has been transferred to University of Phoenix Online on a monthly basis, therefore, no intercompany interest has been recorded.

				For the Three Months Ended
				May 31,
	2004				2003
	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.
(In thousands)				(Unaudited)
Revenues:
Tuition and other, net(1)	$263,719	$233,280	$—	$496,999	$218,347	$145,819	$—	$364,166
Inter-group license fee revenue(2)	9,331		(9,331)	—	5,832		(5,832)	—

	273,050	233,280	(9,331)	496,999	224,179	145,819	(5,832)	364,166

Costs and expenses:
Instructional costs and services
External expenses(3)	137,614	58,412		196,026	117,064	42,281		159,345
Inter-group allocated expenses(4)	(11,911)	11,911		—	(7,445)	7,445		—
Inter-group license fee expense(2)		9,331	(9,331)	—		5,832	(5,832)	—
Selling and promotional
External expenses(3)	53,375	49,912		103,287	38,757	32,233		70,990
Inter-group allocated expenses(4)	(446)	446		—	(339)	339		—
General and administrative
External expenses(3)	22,849			22,849	17,015			17,015
Inter-group allocated expenses(4)	(10,046)	10,046		—	(6,312)	6,312		—

	191,435	140,058	(9,331)	322,162	158,740	94,442	(5,832)	247,350

Income from operations	81,615	93,222	—	174,837	65,439	51,377	—	116,816
Interest income, net	3,213	1,673		4,886	2,611	1,242		3,853

Income before income taxes	84,828	94,895	—	179,723	68,050	52,619	—	120,669
Provision for income taxes(5)	32,619	37,768		70,387	25,470	20,942		46,412

Net income	$52,209	$57,127	$—	$109,336	$42,580	$31,677	$—	$74,257

	For the Nine Months Ended
	May 31,
	2004				2003
	Apollo	University of			Apollo	University of
	Education	Phoenix		Apollo	Education	Phoenix		Apollo
	Group	Online	Eliminations	Group, Inc.	Group	Online	Eliminations	Group, Inc.
(In thousands)				(Unaudited)
Revenues:
Tuition and other, net(1)	$710,570	$595,100	$—	$1,305,670	$595,258	$372,986	$—	$968,244
Inter-group license fee revenue(2)	23,804		(23,804)	—	14,919		(14,919)	—

	734,374	595,100	(23,804)	1,305,670	610,177	372,986	(14,919)	968,244

Costs and expenses:
Instructional costs and services
External expenses(3)	390,082	161,935		552,017	333,043	111,654		444,697
Inter-group allocated expenses(4)	(30,311)	30,311		—	(19,544)	19,544		—
Inter-group license fee expense(2)		23,804	(23,804)	—		14,919	(14,919)	—
Selling and promotional
External expenses(3)	143,548	128,768		272,316	110,764	85,037		195,801
Inter-group allocated expenses(4)	(1,161)	1,161		—	(815)	815		—
General and administrative
External expenses(3)	63,544			63,544	49,864			49,864
Inter-group allocated expenses(4)	(27,230)	27,230		—	(17,990)	17,990		—

	538,472	373,209	(23,804)	887,877	455,322	249,959	(14,919)	690,362

Income from operations	195,902	221,891	—	417,793	154,855	123,027	—	277,882
Interest income, net	8,977	4,640		13,617	7,634	3,262		10,896

Income before income taxes	204,879	226,531	—	431,410	162,489	126,289	—	288,778
Provision for income taxes(5)	79,141	90,159		169,300	61,883	50,263		112,146

Net income	$125,738	$136,372	$—	$262,110	$100,606	$76,026	$—	$176,632

     (1) Tuition and other revenues are shown net of discounts from a variety of promotional programs and represent amounts earned from students of Apollo Education Group and University of Phoenix Online, respectively. There are no tuition or other net revenues that have been allocated between Apollo Education Group and University of Phoenix Online.

     (2) Apollo Group, Inc. charges University of Phoenix Online a license fee equal to 4% of University of Phoenix Online’s net revenues for the use of curriculum, trademarks, and copyrights owned by Apollo Group, Inc. and its subsidiaries. The license fee, which is included in University of Phoenix Online’s instructional costs and services, totaled $9.3 million and $5.8 million for the three months ended May 31, 2004 and 2003, respectively, and $23.8 million and $14.9 million for the nine months ended May 31, 2004 and 2003, respectively. The inter-group license fee revenue of Apollo Education Group eliminates against the inter-group license fee expense of University of Phoenix Online in consolidation at the Apollo Group, Inc. level.

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

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
		(Unaudited)
Instructional costs and services	$11,911	$7,445	$30,311	$19,544
Selling and promotional	446	339	1,161	815
General and administrative	10,046	6,312	27,230	17,990

	$22,403	$14,096	$58,702	$38,349

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Apollo Group, Inc. and its subsidiaries (the “Company”) as of May 31, 2004, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods then ended and of statement of changes in shareholders’ equity and of cash flows for the nine-month period then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of May 31, 2004, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of August 31, 2003, and for the three-month and nine-month periods ended May 31, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

Deloitte & Touche LLP
Phoenix, Arizona
July 12, 2004

PART I – FINANCIAL INFORMATION

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.

     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2003, included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and nine-month periods ended May 31, 2004, included in Item 1.

     This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” include, but are not limited to, statements such as: 1) although we believe that the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome as the matters are not yet resolved; 2) while the outcome of this legal proceeding is currently not determinable, management does not expect the results of this action will have a material adverse effect on our business, financial position, results of operations, or cash flows; 3) total purchases of property and equipment for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $65.0 to $70.0 million; 4) we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; and 5) while the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Apollo Group, Inc.” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements that are or may become applicable to us; 2) changes in or new interpretations of applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) failure to obtain approval from The Higher Learning Commission for University of Phoenix to operate in new states; 6) our ability to continue to attract and retain students; 7) our ability to successfully defend litigation claims; 8) our ability to protect our intellectual property and proprietary rights; 9) our ability to recruit and retain key personnel; 10) our ability to successfully manage economic conditions, including stock market volatility; and 11) other factors set forth in this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

OVERVIEW

     Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, University of Phoenix, Institute for Professional Development, The College for Financial Planning, and Western International University. We currently offer our programs and services at 78 campuses and 133 learning centers in 38 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at May 31, 2004, was approximately 239,300. University of Phoenix is our largest subsidiary with its tuition revenues currently representing approximately 95.1% of consolidated tuition revenues.

     University of Phoenix had degree enrollments of approximately 213,100 adult students at May 31, 2004. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 51 physical campuses and 99 learning centers in 30 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening 7-9 new campuses during 2004. In the first nine months of 2004, five new University of Phoenix campuses were opened. University of Phoenix also offers its educational programs worldwide through University of Phoenix Online, its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

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

Revenue recognition

     Approximately 94.3% of our tuition and other net revenues during the first nine months of 2004 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include rEsource fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 95.1% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $15.5 million (3.0% of gross revenues) and $8.7 million (2.3% of gross revenues) in the three months ended May 31, 2004 and 2003, respectively, and $41.9 million (3.1% of gross revenues) and $24.4 million (2.5% of gross revenues) in the nine months ended May 31, 2004 and 2003, respectively.

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

Income taxes

     Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.2% in the third quarter of 2004 and 39.3% in both the first and second quarters of 2004. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised in December 2003, (“FIN No. 46”). FIN No. 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003, for those arrangements entered into prior to February 1, 2003. The related disclosure requirements are effective immediately. The adoption of FIN No. 46 did not have a material effect on our financial condition or results of operations.

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

     The following table sets forth our consolidated statement of operations data expressed as a percentage of tuition and other net revenues for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
		(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	39.4	43.7	42.3	45.9
Selling and promotional	20.8	19.5	20.8	20.2
General and administrative	4.6	4.7	4.9	5.2

	64.8	67.9	68.0	71.3

Income from operations	35.2	32.1	32.0	28.7
Interest income, net	1.0	1.1	1.0	1.1

Income before income taxes	36.2	33.2	33.0	29.8
Provision for income taxes	14.2	12.8	13.0	11.6

Net income	22.0%	20.4%	20.0%	18.2%

THREE MONTHS ENDED MAY 31, 2004, COMPARED WITH THREE MONTHS ENDED MAY 31, 2003

     Tuition and other net revenues increased by 36.5% to $497.0 million in the three months ended May 31, 2004, from $364.2 million in the three months ended May 31, 2003, primarily due to a 29.0% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the three months ended May 31, 2003, to the three months ended May 31, 2004.

     Tuition and other net revenues for the three months ended May 31, 2004 and 2003, consist primarily of $464.5 million and $342.6 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.6 million and $3.1 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 23.0% to $196.0 million in the three months ended May 31, 2004, from $159.3 million in the three months ended May 31, 2003, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $15.0 million, $8.1 million, $3.9 million, and $3.4 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 39.4% in the three months ended May 31, 2004, from 43.7% in the three months ended May 31, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 45.5% to $103.3 million in the three months ended May 31, 2004, from $71.0 million in the three months ended May 31, 2003, due primarily to an increase in enrollment advisors’ compensation and related expenses of $17.2 million, additional advertising expenditures of $14.0 million, and small increases in various other costs. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 20.8% in the three months ended May 31, 2004, from 19.5% in the three months ended May 31, 2003, as a result of an increase in the cost of enrollment advisors and advertising expenditures as a percentage of revenue of 1.5% and 0.5%, respectively, partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

     General and administrative expenses increased by 34.3% to $22.8 million in the three months ended May 31, 2004, from $17.0 million in the three months ended May 31, 2003, due primarily to increased employee compensation and related expenses of $3.0 million and small increases in various other costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.6% in the three months ended May 31, 2004, from 4.7% in the three months ended May 31, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income increased to $4.9 million in the three months ended May 31, 2004, from $3.9 million in the three months ended May 31, 2003. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $20,000 and $44,000 in the three months ended May 31, 2004 and 2003, respectively.

     Our effective income tax rate increased to 39.2% in the three months ended May 31, 2004, from 38.5% in the three months ended May 31, 2003. This decrease was due primarily to a refund of state income taxes in the prior year.

NINE MONTHS ENDED MAY 31, 2004, COMPARED WITH NINE MONTHS ENDED MAY 31, 2003

     Tuition and other net revenues increased by 34.8% to $1.306 billion in the nine months ended May 31, 2004, from $968.2 million in the nine months ended May 31, 2003, primarily due to a 28.4% increase in average full-time equivalent degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and average full-time equivalent degree student enrollments from the nine months ended May 31, 2003, to the nine months ended May 31, 2004.

     Tuition and other net revenues for the nine months ended May 31, 2004 and 2003, consist primarily of $1.224 billion and $911.3 million, respectively, of net tuition revenues from students enrolled in degree programs and $7.0 million and $8.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 24.1% to $552.0 million in the nine months ended May 31, 2004, from $444.7 million in the nine months ended May 31, 2003, due primarily to direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $44.1 million, $20.8 million, $10.8 million, and $9.0 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 42.3% in the nine months ended May 31, 2004, from 45.9% in the nine months ended May 31, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 39.1% to $272.3 million in the nine months ended May 31, 2004, from $195.8 million in the nine months ended May 31, 2003, due primarily to an increase in enrollment advisors’ compensation and related expenses of $43.6 million, additional advertising expenditures of $28.4 million, and small increases in various other costs. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 20.8% in the nine months ended May 31, 2004, from 20.2% in the nine months ended May 31, 2003, as a result of the increase in the cost of enrollment advisors as a percentage of revenue of 1.4% partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

     General and administrative expenses increased by 27.4% to $63.5 million in the nine months ended May 31, 2004, from $49.9 million in the nine months ended May 31, 2003, due primarily to increased employee compensation and related expenses of $6.4 million and small increases in various other costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.9% in the nine months ended May 31, 2004, from 5.2% in the nine months ended May 31, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income increased to $13.6 million in the nine months ended May 31, 2004, from $10.9 million in the nine months ended May 31, 2003. This increase was attributable to the increase in cash equivalents and marketable securities between periods primarily as a result of the investment of cash flows from operations. Interest expense was $60,000 and $254,000 in the nine months ended May 31, 2004 and 2003, respectively.

     Our effective income tax rate increased to 39.2% in the nine months ended May 31, 2004, from 38.8% in the nine months ended May 31, 2003, primarily as a result of a refund of state income taxes received during the nine months ended May 31, 2003.

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

Balance sheet and cash flows

     Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $1.164 billion as of May 31, 2004, an increase of $266.2 million or 29.6% from $898.2 million at August 31, 2003. The increase was primarily a result of cash provided by operating activities of $386.3 million and cash provided by the issuance of Apollo Education Group Class A common stock and University of Phoenix Online common stock of $32.7 million and $13.2 million, respectively, related to employee stock option exercises and employee stock purchases partially offset by the repurchase of Apollo Education Group Class A common stock and University of Phoenix Online common stock of $43.0 million and $32.7 million, respectively, and capital expenditures of $83.7 million.

     Capital expenditures. Capital expenditures increased to $83.7 million during the nine months ended May 31, 2004, primarily due to the purchase of land, two buildings, and the capital improvements to the buildings totaling $32.1 million for future University of Phoenix Online expansion. In June 2004 the two buildings were sold for $31.3 million and are being leased back under a ten year lease agreement. The gain on the sale of the buildings will be recognized over the term of the lease. Excluding the costs related to the land and buildings for future University of Phoenix Online expansion, capital expenditures increased to $51.7 million for the nine months ended May 31, 2004, from $41.2 million for the nine months ended May 31, 2003. Total purchases of property and equipment for the year ended August 31, 2004, excluding the land and buildings for University of Phoenix Online, are expected to range from $65.0 to $70.0 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

     Restricted cash. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of May 31, 2004, we had approximately $178.5 million in these separate accounts, which are reflected in the Consolidated Balance Sheet as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

     Accounts receivable, net. Accounts receivable, net was $136.3 million and $123.7 million as of May 31, 2004, and August 31, 2003, respectively. Days sales outstanding (“DSO”) in receivables, net as of May 31, 2004, and August 31, 2003, were 30 days and 34 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.

Commitments and contingencies

     Leases. We currently lease the majority of our administrative and educational facilities under operating lease agreements. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. We are required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

     Contingencies. The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” Although both Institute for Professional Development and the client institutions believe that the matters in question do not relate to student program or institutional eligibility and, therefore, believe a repayment of federal funds is not appropriate, the OIG has recommended to the U.S. Department of Education that the client institutions be required to return to lenders all loan funds disbursed. Institute for Professional Development is currently in active negotiations with the U.S. Department of Education to eliminate or settle the issues raised in the audit reports. Although we believe that the OIG’s audits of certain Institute for Professional Development’s client institutions will be resolved without any material effect on our financial position, results of operations, or cash flows, and without any material change in Institute for Professional Development’s business strategy, as with any program review or audit, no assurance can be given as to the final outcome.

     On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in late July 2004. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and was subsequently granted with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Circuit Court of appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. On June 16, 2004, the parties reached a negotiated resolution of these claims, which includes a payment of between $2 million and $3 million by the Company.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Stock repurchase program

Our Board of Directors has authorized a program allocating up to $300.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. As of May 31, 2004, the Company had repurchased approximately 10,823,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $158.4 million and 986,000 shares of University of Phoenix Online common stock at a total cost of approximately $46.7 million. In

June 2004 the Board of Directors of Apollo authorized a program allocating up to an additional $500 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. Additional shares were repurchased between June 1, 2004 and July 9, 2004 consisting of approximately 1,183,000 shares of Apollo Education Group Class A common stock at a cost of approximately $103.0 million and 233,000 shares of University of Phoenix Online common stock at a cost of approximately $20.2 million.

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

     At May 31, 2004, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus ..75% or prime at our election. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2006.

     On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, that is intended to reflect the separate performance of University of Phoenix Online, a division of University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online are referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share. At the time of the offering this stock represented a 10.8% interest in that business with Apollo Education Group retaining the remaining 89.2% interest in University of Phoenix Online. This percentage has decreased to 85.7% at May 31, 2004, due to the issuance of shares related to the exercise of University of Phoenix Online stock options and the issuance of shares of University of Phoenix Online common stock as part of the Apollo Group, Inc. Employee Stock Purchase Plan, partially offset by the repurchase of shares of University of Phoenix Online common stock.

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

     There were no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs allege that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement has been preliminarily approved by the Court and the final approval by the Court is scheduled to occur in late July 2004. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     On August 29, 2003, the Company was notified that a qui tam action had been filed against it in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and was subsequently granted with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Court of Appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. An initial status conference has occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

     In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. On June 16, 2004, the parties reached a negotiated resolution of these claims, which includes a payment of between $2 million and $3 million by the Company.

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Item 2. Changes in Securities and Use of Proceeds

     Purchases of Apollo Education Group and University of Phoenix Online common stock made by the company during the three months ended May 31, 2004 are as follows:

Total Number of Shares
					Purchased as Part of Publicly		Approximate
	Total Number of Shares				Announced Plans or		Dollar Value of
	Purchased		Average Price Paid per Share		Programs		Shares that
May Yet be
	Apollo	University of	Apollo	University of	Apollo	University of	Purchased
	Education	Phoenix	Education	Phoenix	Education	Phoenix	Under the Plans
Period	Group	Online	Group	Online	Group	Online	or Programs
March 1, 2004 - March 31, 2004
April 1, 2004 - April 30, 2004
May 1, 2004 - May 31, 2004	250,000	191,500	$88.78	$80.98	250,000	191,500

Total	250,000	191,500	$88.78	$80.98	250,000	191,500	$95,000,000

     The Board of Directors of Apollo initially authorized a program allocating $40 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock on September 25, 1998, on May 13, 1999 an additional $20 million was approved, on October 25, 1999 an additional $40 million was approved, on March 24, 2000 an additional $50 million was approved, and on March 28, 2003 an additional $150 million was approved, bringing the total funds authorized for repurchase as of May 31, 2004, to $300 million. As of May 31, 2004, the Company had repurchased approximately 10,823,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $158.4 million and 986,000 shares of University of Phoenix Online common stock at a total cost of approximately $46.7 million. In June 2004 the Board of Directors of Apollo authorized a program allocating up to an additional $500 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. Additional shares were repurchased between June 1, 2004 and July 9, 2004 consisting of approximately 1,183,000 shares of Apollo Education Group Class A common stock at a cost of approximately $103.0 million and 233,000 shares of University of Phoenix Online common stock at a cost of approximately $20.2 million. There is no expiration date on the authorization of these funds and repurchases occur at the Company’s discretion.

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

EXHIBIT 15.1	Letter in Lieu of Consent

EXHIBIT 15.2	Letter in Lieu of Consent

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to Section 1350 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 99.1	Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of University of Phoenix Online

(b)	Reports on Form 8-K

During the third quarter of 2004, we filed the following on Form 8-K. Information regarding the items reported on are as follows:

Date Filed	Item Number	Description
March 12, 2004	Items 7 and 9*	On March 12, 2004, we announced our results of operations for our second quarter ended February 29, 2004

* Pursuant to Securities and Exchange Commission Release No. 33-8216, the information required to be furnished under Item 12 was furnished under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: July 13, 2004

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus
Daniel E. Bachus Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson
Todd S. Nelson
Chairman of the Board, President, and Chief Executive Officer

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