Form 10-K
period 2004-08-31
APOLLO GROUP INC
filed 2004-11-15
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2004

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     Yes ☑          No ☐

     No shares of the Company’s Apollo Education Group Class B common stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 29, 2004 (last day of the Registrant’s most recently completed second quarter), was approximately $13.4 billion. The holders of the Company’s University of Phoenix Online common stock were not entitled to any voting rights. The aggregate market value of University of Phoenix Online common stock held by non-affiliates as of February 29, 2004 (last day of the Registrant’s most recently completed second quarter), was approximately $1.3 billion.

     The number of shares outstanding for each of the Registrant’s classes of common stock, as of November 3, 2004, is as follows:

Apollo Education Group Class A common stock, no par value	184,760,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Annual Report to Shareholders for the year ended August 31, 2004, are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2004 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

INDEX

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	26
Item 6.	Selected Consolidated Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28
Item 9A.	Controls and Procedures	28
Item 9B.	Other Matters	28
PART III
Item 10.	Directors and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management	39
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accounting Fees and Services	42
PART IV
Item 15.	Exhibits and Financial Statement Schedules	44
SIGNATURES		48
Exhibit 10.2
Exhibit 10.5
Exhibit 10.7
Exhibit 10.13c
Exhibit 13
Exhibit 14
Exhibit 21
Exhibit 23
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.2
EX-99.3

PART I

Item 1 —	Business

Overview

      This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are incorporated by reference from our 2004 Annual Report, contain forward-looking statements regarding future events and future results of Apollo Group that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” and those factors set forth in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

      Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, The University of Phoenix, Inc., Institute for Professional Development, The College for Financial Planning Institutes Corporation, and Western International University, Inc. The consolidated enrollment in our educational programs makes us the largest private institution of higher education in the United States. We currently offer our programs and services at 82 campuses and 137 learning centers in 39 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at August 31, 2004, was 255,600.

      University of Phoenix had degree enrollments of approximately 227,800 adult students at August 31, 2004, is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 55 local campuses and 102 learning centers in 33 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 46% of University of Phoenix’s students receive some level of tuition assistance from their employers. University of Phoenix is our largest subsidiary, with its tuition revenues currently representing approximately 95% of consolidated tuition revenues.

      Institute for Professional Development provides program development and management consulting services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. Institute for Professional Development provides these services at 23 campuses and 32 learning centers in 23 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. Institute for Professional Development typically works with institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/learning model than the 18 to 24 year-old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.

      Approximately 24,100 degree-seeking students are currently enrolled in Institute for Professional Development assisted programs.

      The College for Financial Planning, located near Denver, Colorado, provides financial planning education programs, including the Certified Financial Planner Professional Education Program™ certification, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance. The College for Financial Planning also offers some of its non-degree programs at University of Phoenix campuses.

      Western International University currently offers graduate and undergraduate degree programs to approximately 2,300 students in Arizona.

      We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

•	Apollo Group	www.apollogrp.edu
•	University of Phoenix	www.phoenix.edu
•	Institute for Professional Development	www.ipd.org
•	Western International University	www.wintu.edu
•	College for Financial Planning	www.fp.edu

      Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2004, 2003, and 2002 relate to the fiscal years ended August 31, 2004, 2003, and 2002, respectively.

      From October 3, 2000, to August 27, 2004, we had a class of stock, University of Phoenix Online common stock, outstanding, that reflected the separate performance of University of Phoenix Online, a campus within University of Phoenix. On August 6, 2004, our Board of Directors authorized the conversion of each share of University of Phoenix Online common stock to shares of Apollo Education Group Class A common stock effective August 27, 2004. In accordance with the terms of our Articles of Incorporation, each outstanding share of University of Phoenix Online common stock was converted into 1.11527 shares of Apollo Education Group Class A common stock as of August 27, 2004. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Education Group Class A common stock. In addition, each unexercised option to purchase University of Phoenix Online common stock at August 27, 2004, was converted to 1.0766 options to purchase Apollo Education Group Class A common stock. The conversion ratio was based upon the relative market values of Apollo Education Group Class A common stock and University of Phoenix Online common stock at the close of the market on August 12, 2004, prior to the announcement. The conversion resulted in a $114.2 million reduction to income available to Apollo Education Group common stock related to the premium paid to convert outstanding shares of University of Phoenix Online common stock to Apollo Education Group Class A common stock and a non-cash stock-based compensation charge of $123.5 million related to the conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options. We have delisted University of Phoenix Online common stock and will no longer report separate financial statements for University of Phoenix Online.

Industry Background

      The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $280 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.2 million, or 39%, of all students enrolled in higher education programs are over the age of 24. This number is projected to reach 6.4 million in 2008 and 6.7 million in 2012. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

      Many working adults are seeking accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend classes and complete coursework on a more convenient schedule.

Many universities and technology-based education and training companies currently do not effectively address the unique requirements of working adult students due to the following specific constraints:

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

Our Offerings

      We believe that our more than 25-year history as a provider of higher education for working adults enables us to provide our students with an effective education and responsive customer service. Our expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students allows us to offer the following:

•	Accredited Degree Programs. We currently offer 19 degree programs in business, criminal justice, education, healthcare, human services, information technology, management, and nursing. The University of Phoenix is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. This regional accreditor or one of the other regional accrediting associations accredit the client institutions of Institute for Professional Development. This accreditation enables us to grant associate’s, bachelor’s, master’s, and doctoral degrees, while also providing students with access to federal financial aid programs.

•	Experienced Faculty Resources. While substantially all of our faculty are working professionals, we require each member of our faculty to possess either a master’s or doctoral degree and to have five years of recent professional experience in a field related to the subject they teach. We have well-developed methods for hiring and training our faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching mentorship with a more experienced faculty member. Our classes are designed to be small, with an average of one instructor for every fourteen students at University of Phoenix local campuses and one instructor for every eleven students at our University of Phoenix Online campus. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. We use content experts selected from our approximately 19,300 faculty to design our curriculum. This enables us to offer current and relevant standardized programs to our students. We also utilize an institution-wide system to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. This system evaluates the cognitive and affective skills of our students upon registration and upon conclusion of the program and also surveys students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of our students often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Our classes are taught by practitioner faculty members who emphasize the skills desired by employers. In addition, the time flexibility provided by our classes further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 46% of its students receive some level of tuition assistance from their employers.

Strategy

      Our objective is to be the leading provider of accessible, high quality education for working adults and a preferred provider of workplace training to their employers. We are managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, we treat our adult students as our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as our secondary customers. We are implementing the following strategic initiatives to accomplish this objective:

      Establish New University of Phoenix Campuses and Learning Centers. University of Phoenix plans to continue the addition of campuses and learning centers throughout the United States and Canada. In 2004, nine new University of Phoenix campuses were opened. University of Phoenix currently plans on opening seven to nine new campuses during 2005. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

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

      Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. To its degree offerings, University of Phoenix has recently added Master of Management with specializations in Human Resource Management and International Management, as well as, specializations in Information Systems, Public Administration, and Retail Management to its Bachelor of Science in Business, and specializations in Integrative Health and Health Care Education to its Master of Science in Nursing. We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of approximately 57 people involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as a Bachelor of Science in Education with elementary teacher certification, an Executive Master of Business Administration, a Licensed Practical Nurse to Bachelor of Science in Nursing program, and a dual Master of Science in Nursing and Master of Health Administration degree;

•	new specializations in Public Administration to the Master of Management and to the Master of Business Administration, specializations in Global Business and Hospitality Management to the Bachelor of Science in Business, a specialization in Curriculum and Instruction to the Doctor of Education, and specializations in Health Care Informatics and Gerontology to the Master of Science in Nursing;

•	a post graduate certificate in Health Care; and

•	content area courses for teachers in English, Math, and History to address the mandates of the “No Child Left Behind” program.

      Expand Access to Programs. We plan to continue expanding our distance education programs and services. Enrollments in distance education degree programs have increased to approximately 120,400 at August 31, 2004. Online courses and programs are available via the Internet 24 hours a day, 7 days a week.

      International Expansion. We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that our online programs have students located in more than 130 countries. In addition, many U.S. residents live and work in foreign countries and would benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

      Western International University has entered into a number of joint educational agreements to provide educational content and quality to degree programs located outside the United States. These agreements include an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Other agreements include an educational pilot program that was initiated in Beijing, China as part of a joint educational agreement with Canadian Institute of Business and Technology (CIBT) and an agreement with Hogeschool Notenboom, a private business school in the Netherlands, to offer a joint program leading to dual Dutch and American degrees.

      We will continue to monitor and assess the feasibility of expanding our educational programs to other international markets through similar licensing agreements. Currently we do not plan to independently open facilities outside of North America.

Teaching/ Learning Model-Degree Programs

      Our teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions was designed specifically to meet the educational needs of working adults. This model is structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes, averaging fourteen students at University of Phoenix local campuses and eleven students at our University of Phoenix Online campus, and also meet weekly as part of a three to five-person learning team. Learning team sessions are an integral part of each course. They facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects, and develop communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or other professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

      Components of our teaching/learning model include:

Curriculum	The curriculum is designed to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on the input from faculty, students, and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	Faculty applicants must possess an earned master’s or doctoral degree from a regionally accredited institution, and have a minimum of five years recent professional experience in a field related to the subject matter in which they seek to instruct. To help promote quality delivery of the curriculum, all faculty members are required to:

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

Structural Components of Teaching/ Learning Model

      While adults over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year-old students and conduct research. University of Phoenix and Institute for Professional Development client institutions acknowledge the differences in educational needs between working adults and traditional students and provide programs and services that allow working adults to earn their degrees without major disruption to their personal and professional lives.

      The educational literature suggests that working adults require a different teaching/learning model than that designed for traditional students. Working adults seek accessibility, curriculum consistency, time and cost effectiveness, and learning that has an immediate application to the workplace.

      The facilitating elements of our teaching/learning model include:

Accessibility	Professional programs that can be accessed through a variety of delivery modes (e.g., campus-based or electronically delivered) that make the educational programs accessible regardless of where the students work and live.

Instructional Costs	While the majority of the faculty at most accredited colleges and universities are employed full-time, most of the University of Phoenix’s faculty are part-time. All faculty are academically qualified, are professionally employed, and are contracted for instructional services on a course-by-course basis.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average University of Phoenix student has been employed full-time for 13 years. The focus on adult, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This facilitates sensitivity to the needs and perceptions of employers. It also helps to generate and sustain diverse sources of revenues. Approximately 46% of University of Phoenix’s students receive some level of tuition assistance from their employers; approximately 35% receive at least half of their tuition; and approximately 13% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

      The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner certification and for students seeking further education in financial services, including master of science degrees in financial planning, financial analysis, and finance. The College for Financial Planning has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the master’s degrees, these same programs are offered in a classroom-based format through University of Phoenix campuses as well as independent classroom providers and online-based formats. Most of the College for Financial Planning’s students are employed, and approximately 91% have a bachelor’s degree or higher. The College for Financial Planning’s programs are developed internally by 14 full-time faculty members. With the exception of the master’s programs, these programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.

      Western International University’s teaching/learning model has similar characteristics to the teaching/learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. However, Western International University provides educational programs in two-month sessions. Western International University’s faculty consists of 13 full-time faculty and 335 part-time faculty. Western International University’s faculty are working professionals and possess earned master’s or doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.

Degree Programs and Services

      University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies
•	Bachelor of Science in Business

•	Areas of Specialization

•	Accounting
•	Administration
•	E-business
•	Finance
•	Information Systems
•	Management
•	Marketing
•	Public Administration
•	Retail Management

•	Bachelor of Science in Criminal Justice Administration
•	Bachelor of Science in Human Services Management
•	Bachelor of Science in Health Administration
•	Bachelor of Science in Information Technology

•	Area of Specialization

•	Software Engineering

•	Bachelor of Science in Management
•	Bachelor of Science in Nursing
•	Master of Arts in Education

•	Areas of Specialization

•	Administration and Supervision
•	Adult Education and Distance Learning
•	Curriculum and Instruction

•	Computer Education
•	Adult Education and Distance Learning

•	Curriculum and Technology
•	Early Childhood
•	Elementary Teacher Education
•	Secondary Teacher Education
•	Special Education

•	Master of Business Administration

•	Areas of Specialization

•	Accounting
•	E-business

•	Global Management
•	Health Care Management
•	Human Resource Management
•	Marketing
•	Technology Management

•	Master of Counseling

•	Areas of Specialization

•	Community Counseling
•	Marriage and Family Counseling
•	Mental Health Counseling
•	School Counseling

•	Master of Health Administration
•	Master of Management

•	Areas of Specialization

•	Human Resource Management
•	International Management

•	Master of Science in Nursing

•	Areas of Specialization

•	Family Nurse Practitioner
•	Integrative Health
•	Health Care Education

•	Master of Information Systems

•	Area of Specialization

•	Management

•	Doctor of Business Administration
•	Doctor of Education in Educational Leadership
•	Doctor of Health Administration
•	Doctor of Management in Organizational Leadership

      University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.

      Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning (“CAEL”), for the potential award of credit. The average number of credits awarded to the approximately 4,400 University of Phoenix undergraduate students who utilized the process in 2004 was approximately 6 credits of the 120 required to graduate. CAEL reports that over 1,500 regionally accredited colleges and universities are members of CAEL and currently accept credits awarded for college level learning gained through experience.

      Institute for Professional Development Services. Institute for Professional Development’s contracts with its client institutions are individually negotiated and the actual services may vary from one client institution to another. Services to its client institutions may include:

•	conducting market research;

•	assisting with curriculum development;

•	developing and executing marketing strategies;

•	marketing and recruiting of students;

•	performing student accounting and account receivable management;

•	recommending operational and administrative infrastructures;

•	offering faculty development and training;

•	developing and implementing financial accounting and management systems;

•	assessing the future needs of adult students;

•	assisting in developing additional degree programs suitable for the adult higher education market;

•	assisting in seeking approval from the respective regional accrediting association for new programs;

•	training of adult program staff;

•	conducting systems reviews for program quality improvements; and

•	consulting in areas related to regional and state accreditation.

      In consideration for its services, Institute for Professional Development receives a contractual share of revenues, which are negotiated with each client institution.

      In order to facilitate the sharing of information related to the operations of their respective programs, Institute for Professional Development, its client institutions, and University of Phoenix formed the Consortium for the Advancement of Adult Higher Education. This consortium shares best practices in adult higher education. Conference topics include outcomes assessment, educational technology, leadership, and continuous process improvement.

      Institute for Professional Development client institutions offer the following programs with our assistance:

•	Associate of Business Management

•	Associate of Arts

•	Areas of Specialization

•	Biblical Studies

•	Business

•	Business Administration

•	Christian Ministry

•	Computer Information Systems

•	Education

•	Leadership Studies

•	Social Services

•	Associate of Science in Business

•	Bachelor of Arts

•	Areas of Specialization

•	Business

•	Management

•	Public Administration

•	Bachelor of Business Administration

•	Bachelor of Business in Information Systems

•	Bachelor of Health Administration

•	Bachelor of Science

•	Areas of Specialization

•	Accounting

•	Business Administration

•	Business Information Systems

•	Christian Ministry

•	Human Development

•	Management

•	Management of Information Systems

•	Marketing

•	Ministry Studies

•	Nursing

•	Master of Arts in Organizational Leadership

•	Master of Business Administration

•	Area of Specialization

•	Health Care Executives

•	Master of Education

•	Master of Science in Management

      Institute for Professional Development assisted programs also include a limited number of general education courses and certificate programs.

      College for Financial Planning Programs. The College for Financial Planning currently offers master of science degree programs with majors in financial planning, financial analysis, and finance. The financial planning major focuses on the fundamentals of financial planning and meets the educational requirement of the CFP Board of Standards, Inc. for taking the CFP® Certification Examination. The financial analysis major incorporates the CFA Body of Knowledge learning objectives offered by the CFA Institute and helps prepare students for the CFA examinations.

      The College for Financial Planning currently offers the following designation programs:

•	Accredited Asset Management Specialist

•	Accredited Wealth Management Advisor

•	Registered Paraplanner

•	Chartered Mutual Fund Counselor

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor

      Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts in Business

•	Bachelor of Arts in Behavioral Science

•	Bachelor of Arts in Human Resource Management

•	Bachelor of Arts in Administration of Justice

•	Bachelor of Science in Accounting

•	Bachelor of Science in Business

•	Areas of Specialization

•	E-Commerce

•	Finance

•	Human Resources Management

•	Marketing

•	Bachelor of Science in Business Administration

•	Bachelor of Science in General Business

•	Areas of Specialization

•	Criminal Justice

•	Financial Services

•	Health and Human Services

•	Hospitality, Travel, and Tourism

•	Real Estate Administration

•	Retail Management

•	Sales and Services

•	Technology Management

•	Bachelor of Science in Information Technology

•	Bachelor of Science in International Business

•	Bachelor of Science in Management

•	Master of Business Administration

•	Areas of Specialization

•	Finance

•	International Business

•	Information Technology

•	Management

•	Marketing

•	Master of Science in Information Technology

•	Master of Science in Information Systems Engineering

•	Master of Public Administration

      Western International University also offers professional studies programs in Accountancy and the Certified Financial Planner Certification Education Program.

Distance Education

      At August 31, 2004, there were approximately 120,400 degree seeking students utilizing our distance education delivery systems, approximately 99% of whom are enrolled at University of Phoenix Online. Our distance education components consist primarily of the following:

      University of Phoenix Online. University of Phoenix Online has developed its system to be easily accessible and familiar to most students. All the student needs to participate in University of Phoenix Online’s classes is a Pentium-class personal computer, a 56.6K modem, and an Internet service provider.

      Each University of Phoenix Online class adheres to a set framework thus providing procedural instructional consistency. Prior to the beginning of each class, each student pays a fee to access rEsource®, our online delivery method for course materials. Every class consists of a series of eight newsgroups. The main newsgroup is designated for class discussion, there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class, and four newsgroups which function as forums for the Learning Team assignments.

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

      Western International University Online. Like University of Phoenix Online, Western International University Online has developed a system to be easily accessible and familiar to most students. All the student needs to participate in Western International University Online’s classes is a Pentium-class personal computer, a 56.6K modem, and an Internet service provider.

      Each Western International University Online class adheres to a set framework thus providing procedural instructional consistency. Every class consists of a series of newsgroups. The main newsgroup is designated for class discussion, there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class. Students complete two nine-week courses at a time. The learning objectives in each set of courses are designed to complement each other throughout the program. Currently an Associates of Arts in Business is offered at Western International University Online.

      College for Financial Planning. Business and investment professionals who require continuing professional education as part of their professional certification or for employment requirements may complete individual courses online utilizing most Internet browsers. These programs are mostly short courses designed to focus on important and emerging topics relevant to the students’ trades or professions. The students interact primarily with our Web-based software programs with little or no faculty involvement.

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

Customers/ Students

      The following is a breakdown of our students by the level of program they are seeking, at August 31, 2004:

	Number of	Percentage of
Degree Programs	Students	Students

Bachelors	168,500	65.9%
Masters	75,000	29.3%
Associates	10,000	3.9%
Doctoral	2,100	0.9%

Total Degree Students	255,600	100.0%

      We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

      Based on student surveys of incoming students during 2004, the average age of University of Phoenix’s students is in the mid-thirties, approximately 58% are women and 42% are men. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Age	Percentage of Students

25 and under	20.5%
26 to 33	35.7%
34 to 45	31.7%
46 and over	12.1%

100.0%

      Based on student surveys, the average age of students at the College for Financial Planning is 43, with 74% falling in the age range of 26-50; approximately 30% are women and 70% are men. Most of the College for Financial Planning’s students are employed, and approximately 91% have obtained a bachelors degree or higher.

      Institute for Professional Development client institutions have historically consisted of small private colleges; however, Institute for Professional Development also targets larger institutions of higher education that are in need of marketing, prior learning assessment, and curriculum consulting. Institute for Professional Development understands that to develop and manage educational programs for working adult students effectively, these potential client institutions require both capital and operational expertise. In response to these requirements, Institute for Professional Development provides the start-up capital, the curriculum development expertise, and the ongoing management in support of the client institutions’ provision of quality programs for working adult students.

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

Marketing

      To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

      Internet Marketing. We advertise extensively on the Internet using banner advertisements on targeted sites, as well as paying other Web sites, such as education portals, a fee on a per-lead basis. We also benefit from non-paid Internet referrals, including leads directed to our domain names as a result of Web search using Internet search engines. We believe these prospective students are more likely to enroll in our programs because these prospects are actively seeking information about degree programs.

      Direct Mail. Direct mail is effective at reaching the working population that expresses interest in training, education, and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, Criminal Justice, and Nursing. We currently purchase education-related mailing lists from numerous suppliers who specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

•	mailing a postage-paid reply card or envelope;

•	calling us at a specific toll-free number; or

•	directing the potential student to one of our specific URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

      Re-Marketing. Re-marketing efforts include both direct mail and e-mail sent to existing leads in our database. Re-marketing is a very successful part of our marketing campaign because of our growing database of qualified prospects.

      Referrals. Referrals continue to be an important source of new students; including those from employers, co-workers, current students, alumni, family members, and other friends.

      Print and Broadcast. We rely on print and broadcast advertising to target new prospects and to assist with building brand recognition.

Competition

      The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working adults in addition to the traditional 18 to 24 year-old students. We expect that these colleges and universities will continue to modify their existing programs to serve working adults more effectively. In addition, many colleges and universities have announced various distance education initiatives.

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

      Institute for Professional Development faces competition from other entities offering higher education curriculum development and management services for adult education programs. The majority of Institute for Professional Development’s current competitors provide short-term, pre-packaged curriculum or turn-key programs.

Employees

      At August 31, 2004, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	571	17			588	(1)
University of Phoenix	9,323	138	18,901	(2)	28,362
Institute for Professional Development	407	5		(3)	412
College for Financial Planning	80	1	14	(4)	95
Western International University	106	2	348	(2)	456

Total	10,487	163	19,263		29,913

(1)	Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

(2)	Consists primarily of part-time faculty contracted on a course-by-course basis who are classified as active by the campus.

(3)	Faculty teaching Institute for Professional Development assisted programs are employed by Institute for Professional Development client institutions.

(4)	Consists primarily of faculty involved in curriculum development and the instructional design process.

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

      From time to time as part of the normal course of business, the Apollo Group subsidiaries are subject to periodic program reviews and audits by regulating bodies. The most recently completed program review of University of Phoenix conducted by the U.S. Department of Education was for the period of September 1998 through February 2004. In February 2004, the U.S. Department of Education released to us its program review report, in which the Department detailed proposed violations of federal law related to the improper tying of employee compensation to enrollment. The program review report explicitly invited and anticipated review and response by University of Phoenix. In September 2004, University of Phoenix reached an agreement with the U.S. Department of Education, which acknowledged no admission or concession of any liability, wrongdoing, or violation whatsoever by University of Phoenix, and settled all outstanding issues with the U.S. Department of Education, by payment to the U.S. Department of Education of $9.8 million.

Accreditation

      University of Phoenix, Western International University, College for Financial Planning, and Institute for Professional Development client institutions are covered by regional accreditation which provides the following:

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

      University of Phoenix was granted accreditation by The Higher Learning Commission in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, 1997, and 2002. The next comprehensive evaluation visit by The Higher Learning Commission will be conducted in 2012.

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

      The College for Financial Planning graduate degree program is accredited by The Higher Learning Commission. The Higher Learning Commission reaffirmed the accreditation of the graduate degree program in July 2004 and their next reaffirmation visit is scheduled for 2011.

      Western International University was accredited by The Higher Learning Commission prior to the acquisition by us, and the accreditation was reaffirmed in 1998. Western International University’s next reaffirmation visit will occur in Spring 2005.

      The withdrawal of accreditation from University of Phoenix would have a material, adverse effect on us.

      All accrediting agencies recognized by the U.S. Department of Education are required to include the monitoring of Title IV program compliance in their evaluations of accredited institutions. As a result, all regionally accredited institutions, including University of Phoenix, Western International University, and Institute for Professional Development client institutions, will be subject to a Title IV program compliance review as part of accreditation visits.

      University of Phoenix’s Bachelor of Science in Nursing program received program accreditation from the National League for Nursing Accrediting Commission in 1989. The Master of Science in Nursing program earned the National League for Nursing Accrediting Commission accreditation in 1996. In July 2000, both the Bachelor of Science in Nursing and the Master of Science in Nursing programs received eight-year accreditation status from the National League for Nursing Accreditation Commission.

      University of Phoenix’s Community Counseling program, Master of Counseling in Community Counseling degree, received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995 and 2002. The next reaffirmation visit is expected in 2010.

      University of Phoenix received approval from The Higher Learning Commission to offer its first doctoral level program in 1998. The first students were enrolled in the Doctor of Management in Organizational Leadership program beginning in 1999. Additionally, in 2002, University of Phoenix received approval from The Higher Learning Commission to offer three new doctoral programs: Doctor of Business Administration, Doctor of Education in Educational Leadership, and Doctor of Health Administration. All of the Doctorate programs are offered via distance learning technology with annual two-week residencies in Phoenix throughout the program.

      The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

National League for Nursing Accrediting Commission
61 Broadway
New York, NY 10006
(800) 669-1656

Council for Accreditation of Counseling and Related Educational Programs
5999 Stevenson Avenue, 4th floor
Alexandria, VA 22304
(800) 347-6647

Federal Financial Aid Programs

      The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act of 1965, as amended (“Higher Education Act”). The Higher Education Act has been extended to September 30, 2005. Changes in the law occur during the Congressional reauthorization process, with final regulations issued after that time. The reauthorization process could amend existing requirements, or implement new requirements.

      Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the year ended August 31, 2004, University of Phoenix and Western International University derived approximately 61% and 40%, respectively, of their net revenues from students who participated in Title IV programs. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

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

      Students at University of Phoenix and Western International University may receive grants and loans to fund their education under several of the Title IV programs, of which the two largest are the Federal Family Education Loan (“FFEL”) program and the Federal Pell Grant (“Pell”) program. Our institutions also participate in the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program and the Federal Perkins Loan (“Perkins”) campus-based aid (“CBA”) programs. CBA funds are comprised of federal and institutional capital contributions and the institution selects the recipients for these limited fund amounts. For administrative purposes, the institution has some transferability between these CBA programs and is allowed to take an administrative cost allowance from these funds. Additionally, the institution is paid a nominal administrative cost allowance for each Pell Grant recipient.

      In November 2003, University of Phoenix began participating as a FFEL lender for students enrolled in graduate degree programs at the University of Phoenix. University of Phoenix entered into agreements with third parties to administer the program and to purchase the government-guaranteed loans through a secondary market. Interest benefits and special allowance payments from these loans will be made available as need-based grants to students, except some of these proceeds may be used for reimbursement of reasonable direct administrative expenses.

      FSEOG awards are designed to supplement Pell grants for the neediest students. The availability of FSEOG awards is limited by the amount of those funds allocated to the institution under a federal formula that takes into account the number of students at the institution, its costs, and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships, and other eligible funds and, in certain states, portions of state-funded student assistance programs. Amounts received by our students under the

FSEOG programs in the 2003-2004 award year equaled approximately $2.8 million, and the vast majority of the institutional contribution was met by funds from state-funded student assistance programs.

      Perkins loans are made available to those students who demonstrate the greatest financial need. The availability of initial Perkins funds is limited by the amount of those funds allocated to the institution under a federal formula that takes into account the number of students at the institution, its costs, and the income levels of its students. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the institution. Subsequent federal capital contributions, which must be matched by institution funds, may be received if the institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Perkins loans disbursed to our students in the 2003-2004 award year equaled approximately $2.1 million, and the institutional contribution was approximately $0.6 million.

      Aid under the Title IV programs is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending an educational institution and the amount the family can reasonably expect to contribute to that cost. Recipients can replace their expected family contribution with non-need based aid. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education.

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

      Although The Higher Learning Commission does not require University of Phoenix to obtain their prior approval before they are permitted to expand into new areas in North America and the Netherlands, they do, however, require prior approval before they can expand into foreign countries outside of North America and the Netherlands. If University of Phoenix is unable to obtain The Higher Learning Commission’s approval for future geographic expansion, it may have a material adverse effect on our ability to expand University of Phoenix’s business. In addition, The Higher Learning Commission requires Western International University and the College for Financial Planning to obtain their prior approval before they are permitted to expand into new states or foreign countries.

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

      Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2004, University of Phoenix’s and Western International University’s composite scores were both 3.0.

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

      The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were below 90% for the year ended August 31, 2004. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

      Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 2002, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all proprietary higher education institutions was 8.7%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for 2002 as reported by the U.S. Department of Education were 6.4% and 4.1%, respectively. Institute for Professional Development client institutions cohort default rates for 2002 ranged from 1.5% to 8.3% with a median cohort default rate of 3.0%.

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

      Eligibility and Certification Procedures. The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expires in June 2007. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

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

      Restrictions on Distance Education Programs. The Title IV regulations provide for differing restrictions on the number of course offerings and students that can be enrolled via distance education depending on the nature of the institution’s program offerings. For institutions whose eligible degree offerings equal or exceed their eligible certificate offerings, the Title IV regulations stipulate that an institution is not eligible to participate in the Title IV programs if; 1) more than 50% of its courses are offered via correspondence courses, or 2) 50% of its courses are offered via distance education (the combination of correspondence and telecommunication offerings). The University of Phoenix and Western International University provide more degree programs than certificate programs thus the volume of students enrolled via distance education will not impact eligibility status as long as the institution maintains more residential courses than distance education courses. University of Phoenix and Western International University had 37% and 39% of its courses offered through distance education during 2004, respectively.

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

      If University of Phoenix or Western International University is not re-certified by the U.S. Department of Education, does not obtain reauthorization from the necessary state agencies, or has its accreditation withdrawn as a consequence of any change in ownership or control, it would have a material adverse effect on us.

State Authorization

      University of Phoenix is authorized to operate in all 33 states where it has a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to over twenty-five years. We have also been approved to operate in the states of Iowa and Montana and are scheduled to begin classes in these states in 2005. Applications for approval to operate in New York, Connecticut, Delaware, and South Carolina have been submitted and are awaiting approval.

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

      Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained licensure in these states, with the exception of one, where we have an application pending.

Admissions Standards

      To gain admission to University of Phoenix’s, Western International University’s, and Institute for Professional Development client institutions’ undergraduate programs, students generally must have a high school diploma or General Equivalency Diploma and satisfy certain minimum grade point average and employment requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

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

Employer Tuition Assistance

      Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The percentage of University of Phoenix students with access to employer tuition assistance was approximately 46% in 2004.

Locations

      University of Phoenix currently has 55 local campuses and 102 learning centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Wyoming, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system.

      Institute for Professional Development currently has contracts with 23 client institutions at 23 campuses and 32 learning centers in California, Connecticut, Delaware, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia, and Wisconsin.

      The College for Financial Planning’s operations are located near Denver, Colorado.

      Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University also operates in Chandler, Scottsdale, Fort Huachuca, and Mesa, Arizona.

Other Matters

      The Company will make available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports of Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company’s website address is www.apollogrp.edu.

Item 2 —	Properties

      We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, was renewed in 2001 for 10 years and will expire on December 31, 2011. As of August 31, 2004, we leased approximately 5.5 million square feet.

      We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 1.0 million square feet will be leased in 2005.

Item 3 —	Legal Proceedings

      On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of the Company who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of the Company who acquired their shares between March 12, 2004 and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for its issuance of allegedly materially false and misleading statements in connection with its failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204, PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

      On August 29, 2003, we were notified that a qui tam action had been filed against us in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) for an alleged submission to the federal government of a false claim for payment. A qui tam action is always filed under seal and remains under seal until the U.S. Department of Justice decides whether to intervene in the litigation. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Circuit Court of Appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

      On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Two status conferences have occurred and the parties are now in the process of discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

      On approximately December 19, 2001, a class action complaint was filed in the Superior Court of the State of California for the County of Solano, captioned Davis et. al. v. Apollo Group, Inc. et. al., Case No. FCS018663. Plaintiffs, one current and two former enrollment advisors with University of Phoenix, filed this class action on behalf of themselves and current and former enrollment advisors employed by us in the State of California and sought certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiffs alleged that during their employment, they and other enrollment advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. In July 2003, the Court denied the plaintiffs’ motion to certify a class. The parties nonetheless have negotiated a settlement on a class-wide basis. The settlement was approved by the Court and provides for a maximum payment of $2.3 million, which was deposited with the disbursing agent in August 2004. Payments of approximately $1.8 million were disbursed in September 2004. In addition, an agreed upon payment of $450,000 was paid to plaintiffs’ attorneys in the class settlement. Twenty-five class members opted out of the class settlement. Two of these individuals’ claims have been resolved and releases obtained. Of the remaining 23 opt outs, 11 have filed claims for overtime wages.

      In November 2002, two former enrollment advisors at University of Phoenix Online filed an administrative claim with the Wage & Hour Division of the Department of Labor that they were incorrectly classified as exempt employees and therefore owed unpaid overtime. The Wage & Hour Division conducted an investigation, but issued no determination. The matter was then transferred to the Department of Labor, Office of the Solicitor, which asserted that unpaid overtime was due to all enrollment advisors employed at University of Phoenix Online after November 2001. On June 16, 2004, the parties reached a negotiated resolution of these claims, which included a maximum payment of $2.9 million, inclusive of interest and liquidated damages, to current and former enrollment advisors.

      Based on the negotiated University of Phoenix Online settlement with the Department of Labor, University of Phoenix entered into negotiations to convert University of Phoenix enrollment advisors to the same exempt status. On July 23, 2004, the parties reached a negotiated resolution for current and former enrollment advisors, employed at University of Phoenix after June 1, 2002, which included a maximum payment of $3.5 million, inclusive of interest and liquidated damages.

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

      There is no established public trading market for our Apollo Education Group Class B common stock, and all shares of our Apollo Education Group Class B common stock are beneficially owned by affiliates. Our Apollo Education Group Class A common stock trades on the Nasdaq National Market under the symbol “APOL” and our University of Phoenix Online common stock traded on the Nasdaq National Market under the symbol “UOPX,” until it was converted on August 27, 2004, to Apollo Education Group Class A common stock. The holders of our Apollo Education Group Class A common stock are not entitled to any voting rights.

      The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq National Market.

	High	Low

2003
First Quarter	$46.15	$37.25
Second Quarter	46.47	39.80
Third Quarter	58.42	44.89
Fourth Quarter	67.30	57.00
2004
First Quarter	$69.96	$60.60
Second Quarter	79.55	62.70
Third Quarter	96.41	76.52
Fourth Quarter	98.01	69.35

      The table below sets forth the high and low bid prices for our University of Phoenix Online common stock as reported by the Nasdaq National Market, until it was converted on August 27, 2004, to Apollo Education Group Class A common stock.

	High	Low

2003
First Quarter	$37.50	$28.00
Second Quarter	40.00	32.70
Third Quarter	47.17	36.75
Fourth Quarter	67.83	44.68
2004
First Quarter	$75.90	$62.02
Second Quarter	84.15	62.80
Third Quarter	94.00	77.52
The Period from June 1, 2004, to August 27, 2004	94.46	72.38

      These over-the-counter market quotations may reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

      At November 3, 2004, there were approximately 321 holders of record of Apollo Education Group Class A and 5 holders of record of Apollo Education Group Class B common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 144,000 holders of our Apollo Education Group Class A common stock.

      Although we are permitted to pay dividends on our Apollo Education Group Class A and Apollo Education Group Class B common stock, we have never paid cash dividends on our common stock. Holders of our Apollo Education Group Class A common stock and Apollo Education Group Class B common stock are entitled to equal per share cash dividends to the extent declared by the Board of Directors.

      Purchases of Apollo Education Group Class A common stock and University of Phoenix Online common stock made by the company during the three months ended August 31, 2004, are as follows:

					Total Number of Shares
					Purchased as Part of
	Total Number of Shares		Average Price Paid Per		Publicly Announced Plans or		Approximate
	Purchased		Share		Programs		Dollar Value of
							Shares that May
	Apollo	University of	Apollo	University of	Apollo	University of	Yet be Purchased
	Education	Phoenix	Education	Phoenix	Education	Phoenix	Under the Plans
Period	Group	Online	Group	Online	Group	Online	or Programs

June 1, 2004 — June 30, 2004	896,620	151,000	$86.59	$85.47	896,620	151,000
July 1, 2004 — July 31, 2004	1,337,299	295,945	$86.18	$88.11	1,337,299	295,945
August 1, 2004 — August 31, 2004	2,876,081	592,000	$72.17	$78.27	2,876,081	592,000	$109,216,515

Total	5,110,000	1,038,945	$78.37	$82.12	5,110,000	1,038,945	$109,216,515

      The Board of Directors of Apollo initially authorized a program allocating $40 million in Company funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999, an additional $20 million was approved, on October 25, 1999, an additional $40 million was approved and on March 24, 2000, an additional $50 million was approved. The Board of Directors of Apollo authorized a program allocating an additional $150 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock on March 28, 2003, and on June 25, 2004, an additional $500 million was approved bringing the total funds authorized for repurchase as of August 31, 2004, to $800 million. As of August 31, 2004, the Company had repurchased approximately 15,933,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $558.8 million and 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. On October 1, 2004, the Board of Directors of Apollo authorized an additional $500 million to repurchase shares of Apollo Education Group Class A common stock. An additional 3,636,000 shares of Apollo Education Group Class A common stock were repurchased between September 1, 2004, and November 3, 2004, at a cost of approximately $259.0 million. There is no expiration date on the authorization of these funds and repurchases occur at the Company’s discretion.

Item 6 —	Selected Consolidated Financial Data

      Information relating to this item appears under the captions “Selected Consolidated Financial Information” on page 13 of the 2004 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, and related Notes.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 through 20 of the 2004 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Consolidated Financial Statements and related Notes.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 20 of the 2004 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 —	Financial Statements and Supplementary Data

      Information relating to this item appears on pages 22 through 37 of the 2004 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933 are identified in Item 15 hereof and are incorporated herein by reference.

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On January 14, 2004, as approved by our Board of Directors, we dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered public accounting firm.

      The audit reports of PricewaterhouseCoopers on our consolidated financial statements for the fiscal years ended August 31, 2003, and August 31, 2002, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the two fiscal years ended August 31, 2003, and August 31, 2002, and through January 14, 2004, there were no disagreements between us and PricewaterhouseCoopers, as defined in Item 304 of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to PricewaterhouseCoopers’ satisfaction, would have caused PricewaterhouseCoopers to make reference to the subject matter of such disagreement in connection with its reports, and for the same period there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      On January 14, 2004, our Audit Committee of the Board of Directors appointed Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended August 31, 2004.

      During Apollo’s fiscal years ended August 31, 2003, and August 31, 2002, and the first two quarters of fiscal 2004, neither Apollo nor anyone on our behalf consulted with Deloitte regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A —	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

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

Item 9B —	Other Matters

      None.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

      Our Board of Directors is currently divided into three classes, having staggered terms of three years each and are elected by the holders of our Apollo Education Group Class B common stock.

      Our Class I directors, consisting of John G. Sperling, Ph.D. and Dino J. DeConcini, will stand for reelection at our 2006 Annual Meeting. Our Class II directors, consisting of John R. Norton III and Hedy F. Govenar will stand for reelection at our 2007 Annual Meeting. Our Class III directors, consisting of Todd S. Nelson, Peter V. Sperling, and John Blair will stand for reelection at our 2005 Annual Meeting.

      The following sets forth information as of October 31, 2004, concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	83	Founder and Director
Todd S. Nelson	45	Chairman of the Board, Chief Executive Officer, and President
Peter V. Sperling	45	Senior Vice President and Director
Laura Palmer Noone, J.D., Ph.D.	45	President, The University of Phoenix, Inc.
Kenda B. Gonzales	47	Chief Financial Officer, Secretary, and Treasurer
Daniel E. Bachus	34	Chief Accounting Officer and Controller
Robert A. Carroll	39	Chief Information Officer
John Blair	66	Director
Dino J. DeConcini	70	Director
Hedy F. Govenar	60	Director
John R. Norton III	75	Director

      John G. Sperling, Ph.D., is the founder and a director of Apollo Group, Inc. Dr. Sperling was also President of Apollo Group, Inc. from its inception until February 1998, Chief Executive Officer of Apollo Group, Inc. until August 2001, and Chairman of the Board until June 2004. Prior to his involvement with Apollo Group, Inc., from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University, and Northern Illinois University. Dr. Sperling received his Ph.D. from Cambridge University, a Master of Arts from the University of California at Berkeley, and a Bachelor of Arts from Reed College. Dr. Sperling is the father of Peter V. Sperling.

      Todd S. Nelson has been with Apollo Group, Inc. since 1987. Mr. Nelson has been the President of Apollo Group, Inc. since February 1998, the Chief Executive Officer of Apollo Group, Inc. since August 2001, and the Chairman of the Board since June 2004. Mr. Nelson was Vice President of Apollo Group, Inc. from 1994 to February 1998 and the Executive Vice President of University of Phoenix from 1989 to February 1998. From 1987 to 1989, Mr. Nelson was the Director of University of Phoenix’s Utah campus. From 1985 to 1987, Mr. Nelson was the General Manager at Amembal and Isom, a management training company. From 1984 to 1985, Mr. Nelson was a General Manager for Vickers & Company, a diversified holding company. From 1983 to 1984, Mr. Nelson was a Marketing Director at Summa Corporation, a recreational properties company. Mr. Nelson received a Master of Business Administration from the University of Nevada at Las Vegas and a Bachelor of Science from Brigham Young University. Mr. Nelson was a member of the faculty at University of Nevada at Las Vegas from 1983 to 1984.

      Peter V. Sperling has been with Apollo Group, Inc. since 1983. Mr. Sperling has been a Senior Vice President since June 1998. Mr. Sperling was the Vice President of Administration from 1992 to June 1998 and was the Secretary and Treasurer of Apollo Group, Inc. from 1988 to January 2003. From 1987 to 1992, Mr. Sperling was the Director of Operations at Apollo Education Corporation. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of Apollo Group, Inc. Mr. Sperling received his Master of Business Administration from University of Phoenix and his Bachelor of Arts from the University of California at Santa Barbara. Mr. Sperling is the son of John G. Sperling.

      Laura Palmer Noone, J.D., Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of University of Phoenix since September 2000. From 1994 to 2000, she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at University of Phoenix, Phoenix campus. Prior to that, she was Judge Pro Tem at the City of Chandler, Arizona, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board Member for the American Council on Education. Dr. Palmer Noone also serves on the National Advisory Committee on Institutional Quality and Integrity. Dr. Palmer Noone received her Ph.D. from the Union Institute, her J.D. and her Master of Business Administration from the University of Iowa, and her B.B.A. from the University of Dubuque.

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

      Daniel E. Bachus has been with Apollo Group, Inc. since August 2000. Mr. Bachus is the Chief Accounting Officer and Controller of Apollo Group, Inc. From 1992 to 2000, Mr. Bachus was employed by Deloitte & Touche LLP, most recently as an Audit Senior Manager. Mr. Bachus received his Bachelor of Science in Accountancy from the University of Arizona and is a Certified Public Accountant.

      Robert A. Carroll has been serving as Chief Information Officer for Apollo Group, Inc. since July 1998. Prior to joining Apollo Group, Inc., Mr. Carroll was the Director of Systems Engineering for North America Sales at Informix Software, Inc., a provider of relational database management software. Mr. Carroll worked at Informix from 1993 to 1998, in roles of increasing responsibility within the Systems Engineering organization. Mr. Carroll worked for Golden Coast Environmental Services in Irvine, CA from 1987 to 1993. Mr. Carroll served as Vice President of Sales and Information Technology, delivering management software and consulting to municipalities throughout the United States and Canada. Mr. Carroll received his bachelor’s degree in Information and Computer Science from the University of California, Irvine and a Master of Business Administration from University of Phoenix.

      John Blair has been a director of Apollo Group, Inc. since September 2000 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors of Apollo Group, Inc. In addition, Mr. Blair served from 1982 to September 2000 as a director of Western International University, Inc., a wholly-owned subsidiary of Apollo Group, Inc. Mr. Blair was the Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, from May 1999 through December 2000. In 1984, Mr. Blair founded J. Blair Consulting, an independent consulting business that provides management counsel to individuals and organizations and continues to be active in this professional services firm. Mr. Blair earned a Bachelor of Science in Engineering from Purdue University and a Master of Arts in Organizational Management from University of Phoenix.

      Dino J. DeConcini has been a director of Apollo Group, Inc. since 1981 and is currently a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. From 1993 to 1995 and from 2002 to date, Mr. DeConcini is a Vice President and Senior Associate of Project International, Inc., an international business consulting firm. From 2000 to 2002, Mr. DeConcini was the Director of Financial Education at Consumer Federation of America. From 1995 to 2000, Mr. DeConcini was the Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law.

From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

      Hedy F. Govenar has been a director of Apollo Group, Inc. since March 1997, and chairs the meetings of the independent directors. Ms. Govenar was a director of University of Phoenix from 1992 to February 1997. Ms. Govenar is founder and Chairwoman of the Board of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. As one of the lobbyists in the firm, she has represented a variety of corporate and trade association clients since 1979. From 1989 to 1999, Ms. Govenar served as a commissioner on the California State Film Commission as an appointee of the California State Assembly. She is a member of the California Education Master Plan Alliance Advisory Committee whose mission is to reform California’s entire system of education from pre-kindergarten through university. Ms. Govenar received a Master of Arts in Education from California State University, Northridge and a Bachelor of Arts in English from UCLA.

      John R. Norton III has been a director of Apollo Group, Inc. since March 1997, is the Chairman of the Compensation Committee, and a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. Mr. Norton founded the J. R. Norton Company, an agricultural producer, in 1955, and engaged in diversified agriculture including crop production and cattle feeding. He served as the Deputy Secretary of the U.S. Department of Agriculture in 1985 and 1986. Mr. Norton is also on the Board of Directors of Shamrock Foods, Inc., a foodservice distributor and dairy. He attended Stanford University and the University of Arizona where he received a Bachelor of Science in Agriculture in 1950.

Committees of the Board of Directors

      The Board of Directors has two principal committees: (1) an Audit Committee comprised of John Blair (Chairperson), Dino J. DeConcini, and John R. Norton III and (2) a Compensation Committee comprised of John R. Norton III (Chairperson) and John Blair.

Meetings of the Board of Directors and its Committees

      During the year ended August 31, 2004, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served.

      Compensation Committee. The Compensation Committee of our Board of Directors, which met four times during 2004, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc., and an “outside director” as defined in Section 162(m) of the Internal Revenue Code. The report of the Compensation Committee for 2004 is set forth in Item 11.

      Audit Committee. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. John Blair, Dino J. DeConcini, and John R. Norton III are the members of our audit committee. The Audit Committee is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent registered public accounting firm, and our audit and financial reporting processes. This committee held seven meetings during 2004. The Board of Directors has determined that Mr. Blair and Mr. Norton are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The report of the Audit Committee for 2004 is set forth in Item 11.

      Other Committees. We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of the National Association of Securities Dealers, Inc., since more than 50% of the voting power of us is held by the John Sperling Voting Stock Trust dated January 31, 1995. Therefore, we do not maintain a standing nominating committee or other committee performing similar functions.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2004, our directors and officers complied with all Section 16(a) filing requirements.

      Code of Ethics. We have adopted a code of ethics that applies to our directors, principal executive officers, and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is filed herewith as Exhibit 14.

Item 11 —	Executive Compensation

Director Compensation

      Fees. In 2004, our non-employee directors received a $24,000 annual retainer and $2,000 for each board meeting attended. In addition, members of the Audit Committee received $2,000 for each Audit Committee meeting attended and members of the Compensation Committee received $1,000 for each Compensation Committee meeting attended. The Audit Committee chairman also received an additional $5,000 for each meeting he chaired, and the Compensation Committee chairman also received $4,500 for each meeting he chaired. Non-employee directors are also reimbursed for out-of-pocket expenses.

      Apollo Group, Inc. Stock-Based Compensation Plans. Through 2003, the Director Stock Plan provided for an annual grant to the Company’s non-employee directors of options to purchase shares of the Company’s Apollo Education Group Class A common stock on September 1 of each year. The Company currently has two stock-based compensation plans in which non-employee directors can be issued options: the Apollo Group, Inc., Long-Term Incentive Plan (“LTIP”) and the Apollo Group, Inc., Amended and Restated 2000 Stock Incentive Plan (“2000 Incentive Plan”). Under both the LTIP and the 2000 Incentive Plan, the Company may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in the Company’s Apollo Education Group Class A common stock to certain officers, key employees, or directors of the Company.

Executive Compensation

      The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chief Executive Officer and the four other most highly compensated executive officers for 2004:

Summary Compensation Table

					Long-Term Compensation
		Annual			Awards
		Compensation

				Other		Securities
				Annual	Restricted	Underlying			All Other
				Compensation	Stock	Options(3)		LTIP	Compensation
Name and Principal Position	Year	Salary	Bonus(1)	(2)	Awards	APOL	UOPX	Payouts	(4)

John G. Sperling	2004	$450,000	$—	$108,511	$—	120,250	—	$—	$—
Founder and Director	2003	450,000	—	91,637	—	100,000	100,000	—	—
	2002	450,000	—	91,811	—	225,150	200,000	—	—

Todd S. Nelson	2004	$750,000	$4,462,500	$176,855	$—	700,000	100,000	$—	$—
Chairman of the Board,	2003	500,000	3,975,000	53,897	—	200,000	200,000	—	—
Chief Executive Officer, and	2002	500,000	2,575,000	—	—	225,150	200,000	—	—
President

Kenda B. Gonzales	2004	$280,000	$200,000	$—	$—	100,000	—	$—	$3,900
Chief Financial Officer,	2003	256,000	192,000	—	—	50,000	—	—	3,600
Secretary, and	2002	236,000	175,000	—	—	37,650	33,333	—	3,258
Treasurer

Laura Palmer Noone	2004	$250,000	$120,000	$—	$—	45,000	—	$—	$3,900
President, The University	2003	220,000	100,000	—	—	25,000	—	—	3,600
of Phoenix, Inc.	2002	210,000	80,000	—	—	37,650	6,666	—	3,258

Robert A. Carroll	2004	$225,000	$83,500	$—	$—	35,000	—	$—	$3,900
Chief Information Officer	2003	202,707	76,875	—	—	25,000	—	—	1,448
	2002	185,760	69,125	—	—	7,650	—	—	3,258

(1)	Represents cash bonuses earned for the indicated fiscal years.

(2)	Dr. Palmer Noone and Mr. Carroll also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of their annual salary and bonus. Dr. John G. Sperling and Mr. Nelson received perquisites primarily in the form of company provided cars, available for business and personal use, and tax consulting services. In addition, the Company paid, on Mr. Nelson’s behalf, for personal use of an aircraft.

(3)	Effective August 27, 2004, as part of the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock, we converted each option to purchase University of Phoenix Online common stock into an option to purchase 1.0766 shares of Apollo Education Group common stock. The shares listed for University of Phoenix Online common stock are as granted prior to the conversion.

(4)	Amounts shown consist of matching contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in the indicated fiscal years.

      The following tables disclose options granted by us to our Chief Executive Officer and the four other most highly compensated executive officers for 2004:

Option Grants to Purchase Apollo Education Group Class A Common Stock in the Last Fiscal Year

	Option Grants in Fiscal Year 2004				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	100,000	3.38%	$60.900	10/20/2013	$3,829,968	$9,705,892
	20,250	0.68%	71.230	8/6/2014	907,122	2,298,826
Todd S. Nelson	300,000	10.13%	60.900	10/20/2013	11,489,905	29,117,675
	400,000	13.51%	71.230	8/6/2014	17,918,466	45,408,910
Kenda B. Gonzales	50,000	1.69%	60.900	10/20/2013	1,914,984	4,852,946
	50,000	1.69%	71.230	8/6/2014	2,239,808	5,676,114
Laura Palmer Noone	25,000	0.84%	60.900	10/20/2013	957,492	2,426,473
	20,000	0.68%	71.230	8/6/2014	895,923	2,270,446
Robert A. Carroll	20,000	0.68%	60.900	10/20/2013	765,994	1,941,178
	15,000	0.51%	71.230	8/6/2014	671,942	1,702,834

Option Grants to Purchase University of Phoenix Online Common Stock in the Last Fiscal Year

	Option Grants in Fiscal Year 2004				Potential Realizable
					Value at Assumed
		Percent of			Annual Rates of
	Number of	Total Options			Stock Price
	Securities	Granted to	Exercise		Appreciation for
	Underlying	Employees	Price Per		Option Term
	Options	in Fiscal	Share	Expiration
Name	Granted	Year	($/Share)	Date	5%	10%

John G. Sperling	—	0.00%	$—	—	$—	$—
Todd S. Nelson	100,000	20.61%	64.800	10/20/2013	4,075,237	10,327,451
Kenda B. Gonzales	—	0.00%	—	—	—	—
Laura Palmer Noone	—	0.00%	—	—	—	—
Robert A. Carroll	—	0.00%	—	—	—	—

      As part of our conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock, each unexercised option to purchase University of Phoenix Online common stock at August 27, 2004, was converted to 1.0766 options to purchase Apollo Education Group Class A common stock. The information presented in the above tables are as granted prior to the conversion.

Aggregated Option Exercises in Fiscal Year 2004 and Option Values at August 31, 2004

      The following tables disclose the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chief Executive Officer and the four other most highly compensated officers for 2004:

Apollo Education Group Class A Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	—	$—	1,897,692	70,250	$116,722,756	$992,093
Todd S. Nelson	212,651	7,173,923	411,484	603,828	12,468,728	6,231,574
Kenda B. Gonzales	—	—	368,435	75,000	21,473,928	766,000
Laura Palmer Noone	—	—	251,589	97,496	15,435,895	4,818,448
Robert A. Carroll	—	—	196,489	80,703	12,196,895	4,223,634

      The number of securities underlying unexercised options and the value of unexercised in-the-money options includes options to purchase Apollo Education Group Class A common stock issued in conjunction with the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock.

University of Phoenix Online Common Stock

Shares
	Acquired	Value
Name	on Exercise	Realized

John G. Sperling	—	$—
Todd S. Nelson	208,333	9,524,879
Kenda B. Gonzales	—	—
Laura Palmer Noone	—	—
Robert A. Carroll	—	—

      Effective August 27, 2004, as part of the conversion of University of Phoenix Online common stock to Apollo Education Group common stock, we converted each option to purchase University of Phoenix Online common stock into an option to purchase 1.0766 shares of Apollo Education Group common stock, and, as such, there are no University of Phoenix Online options outstanding at August 31, 2004.

      Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our founder. The term of the employment agreement was for five years and expired on December 31, 1997. The employment agreement has automatically renewed for six additional one-year periods through December 31, 2004, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary of $450,000 for 2004, 2003, and 2002. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.

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

Board Compensation Committee Report on Executive Compensation

      Our Compensation Committee (the “Committee”) is composed entirely of independent outside members of our Board of Directors. The committee reviews each of the elements of our executive compensation program related to our executive officers, including, Todd S. Nelson (the “Senior Executive”), and periodically assesses the effectiveness and competitiveness of the program in total. In addition, the committee administers the key provisions of the executive compensation program and determines all aspects of compensation for our Senior Executive. The committee has furnished the following report on executive compensation:

      Overview and Philosophy. Our compensation program for executive officers is primarily comprised of base salary, annual bonus, and long-term incentives in the form of stock option grants. Executive officers also participate in various other benefit plans, including medical and retirement plans, generally available to all of our full-time employees.

      Each of the executive officers receive a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries, including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $147 million to $1.189 billion, with an average of $682 million and a median of $785 million. This data was used to target annual cash compensation for the executive officers at the higher end of companies surveyed.

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

      Base Salary. Salary increases for the executive officers are based on a review of the competitive data described above. We target base pay at the level required to attract and retain highly qualified executives. In determining salaries, the committee also takes into account their position with us, individual experience and performance, our revenue size compared to the companies surveyed, and our specific needs.

      Annual Bonus Program. In addition to a base salary, executive officers were eligible to receive a bonus. Bonus amounts for executive officers are determined annually based on a review of the competitive data described above. We target bonuses at the level required to attract and retain highly qualified executives. Bonus amounts are paid if certain goals are achieved.

      Options. We believe that it is important for executive officers to have an equity stake in us, and, toward this end, we make option grants to key executive officers from time to time under the 2000 Stock Incentive Plan. In making option awards, the Compensation Committee reviews our financial performance during the past fiscal year, the awards granted to other executives, and the individual officer’s specific role.

      Other Benefits. Executive officers are eligible to participate in benefit programs designed for all of our full-time employees and certain of our executive officers also received certain perquisites, primarily including company cars, company paid tax consulting, and the use of an aircraft which we lease. These programs include medical, disability and life insurance, and a qualified retirement program allowed under Section 401(k) of the Internal Revenue Code.

      Chairman of the Board and Chief Executive Officer Compensation. Todd S. Nelson is our Chairman of the Board, Chief Executive Officer, and President. Mr. Nelson’s base salary is determined annually on the same basis discussed above for the executive officers. Mr. Nelson’s bonus is tied solely to our earnings per share; at the beginning of each fiscal year, the Compensation Committee establishes an earnings per share goal for us. If that goal is achieved, Mr. Nelson earns a bonus up to 75% of his annual salary. Mr. Nelson is entitled to an additional amount for every cent we are over our earnings per share goal. During 2004, Mr. Nelson received an annual base salary of $750,000. Because the earnings per share goal for us was exceeded, Mr. Nelson earned a bonus for 2004 of $4,462,500. As a result of Mr. Nelson’s performance during 2004, the

Compensation Committee also granted Mr. Nelson options to acquire 700,000 shares of Apollo Education Group Class A common stock and 100,000 shares of University of Phoenix Online common stock, at an exercise price based on the fair market value on the date of grant. These options vest twenty-five percent (25%) per year for four years, unless future earnings per share goals established by the Compensation Committee are achieved, in which case the vesting schedule for these options will accelerate.

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

Compensation and Management Committee Interlocks and Insider Participation

      No member of our Compensation Committee during the year ended August 31, 2004, was an officer or employee of us.

      Compensation Committee

John R. Norton III, Chairman
John Blair

Audit Committee Report

      The Audit Committee, operating under its written charter, has (1) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2004, with management of the Company; (2) discussed with the Company’s independent accountants the matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61, Communications with Audit Committees, and SAS No. 90, Audit Committee Communications; (3) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees; and (4) discussed with its independent registered public accounting firm, the independent registered public accounting firm’s independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, for filing with the Securities and Exchange Commission.

      This report is submitted by the Audit Committee.

John Blair, Chairman
Dino J. DeConcini
John R. Norton III

Stock Performance Graph

      The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock and University of Phoenix Online common stock with the cumulative total return for the Standard & Poor’s 500 Index and an index of peer group companies selected by us for the period from August 31, 1999, through August 31, 2004. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock and each index was $100 at August 31, 1999, and that all dividends paid by those companies included in the indexes were reinvested. It also assumes the value of our University of Phoenix Online common stock was $100 at August 31, 2000. The value shown for University of Phoenix Online common stock is as of August 27, 2004, the date of its conversion to Apollo Education Group Class A common stock, rather than August 31, 2004.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG APOLLO GROUP, INC., UNIVERSITY OF PHOENIX ONLINE
THE S & P 500 INDEX, AND A PEER GROUP

*	$100 invested on 8/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending August 31.

	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31
	1999	2000	2001	2002	2003	2004

Apollo Education Group Class A common stock	$100.00	$186.04	$269.18	$428.98	$657.06	$799.92
University of Phoenix Online common stock		100.00	300.01	411.16	968.75	1,256.04
S&P 500	100.00	116.32	87.95	72.12	80.83	90.09
Education Peer Group	100.00	159.34	196.55	200.11	353.75	262.32

      The education peer group is composed of the publicly-traded common stock of seven education-related companies that include Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry Inc. (DV), Education Management Corporation (EDMC), ITT Educational Services, Inc. (ESI), Laureate Education, Inc. (LAUR) (formerly Sylvan Learning Systems, Inc.), and Strayer Education, Inc. (STRA).

      We believe that the education peer group is representative of the education industry in which we operate. Similar to us, all of the companies in the education peer group participate in the for-profit, post-secondary education market.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2004. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Education			Education
	Group Class A			Group Class B
	Common	Percent		Common	Percent
Name and Address of Beneficial Owner(1)	Stock	Owned		Stock	Owned

John G. Sperling	23,987,362	12.8	%(3- 15)	1	*
John Sperling Voting Stock Trust dated January 31, 1995	585,974	*	(2)	243,080	50.9	%(2)
Peter V. Sperling	14,607,798	7.8	%(3, 16-18)	232,068	48.6	%(19)
Todd S. Nelson	411,484	*	(20)	2,085	*
Kenda B. Gonzales	368,435	*	(21)
Laura Palmer Noone	254,997	*	(22)
Robert A. Carroll	200,373	*	(23)
Hedy F. Govenar	94,768	*	(24)
John R. Norton III	92,406	*	(25)
Dino J. DeConcini	77,578	*	(26)
John Blair	44,500	*	(27)
Total for All Directors and Executive Officers as a Group (11 persons)	39,444,557	20.8	%(28)	477,234	100.0%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Todd S. Nelson, Peter V. Sperling, and Jon S. Cohen serve as co-trustees of the John Sperling Voting Stock Trust dated January 31, 1995. Dr. Sperling disclaims beneficial ownership with respect to these shares. The address for Jon S. Cohen is in care of Snell & Wilmer LLP, One Arizona Center, Phoenix, Arizona 85004.

(3)	Includes 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994, for which Messrs. John and Peter Sperling are the co-trustees.

(4)	Includes 2,185,886 shares held by The Aurora Foundation, for which Dr. John G. Sperling is the trustee.

(5)	Includes 1,541,867 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 1, 2005.

(7)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 8, 2005.

(8)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 29, 2005.

(9)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 8, 2005.

(10)	Includes 375,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing July 20, 2005.

(11)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 3, 2006.

(12)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 4, 2006.

(13)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing June 30, 2006.

(14)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 12, 2007.

(15)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 2, 2007.

(16)	Includes 759,569 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(17)	Includes 551,156 shares held by the Mr. Peter Sperling Revocable Trust dated January 31, 1995.

(18)	Includes 750,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing July 27, 2005.

(19)	Includes 232,067 shares held by the Peter Sperling Voting Stock Trust dated January 31, 1995.

(20)	Includes 411,484 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(21)	Includes 368,435 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(22)	Includes 251,589 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(23)	Includes 196,489 shares that Mr. Carroll has the right to acquire within 60 days of the date of the table set forth above.

(24)	Includes 92,406 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(25)	Includes 92,406 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(26)	Includes 72,521 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(27)	Includes 44,500 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(28)	Includes 3,907,092 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

Equity Compensation Plan Information

Equity Compensation Plans Approved by Shareholders

      We have four stock-based compensation plans: the Apollo Group, Inc., Second Amended and Restated Director Stock Plan, the Apollo Group, Inc., Long-Term Incentive Plan, the Apollo Group, Inc., Amended and Restated 2000 Stock Incentive Plan, and the Apollo Group, Inc., Second Amended and Restated 1994 Employee Stock Purchase Plan. The necessary shareholders have approved all four of these plans.

      The Director Stock Plan provided for an annual grant to our non-employee directors of options to purchase shares of our Apollo Education Group Class A common stock on September 1 of each year through 2003. Under the LTIP, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Many of the options granted under the LTIP vest 25% per year. The vesting may be accelerated for individual employees if certain operational goals are met. Under the 2000 Incentive Plan, we may grant options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Prior to the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock we had the ability to also grant options, incentive stock options, stock appreciation rights, and other stock-based awards for University of Phoenix Online common stock under the 2000 Incentive Plan. Any unexercised University of Phoenix options outstanding at August 27, 2004, were converted to options to purchase Apollo Education Group Class A common stock. Many of the options granted under the 2000 Incentive Plan vest over a four-year period. The vesting may be accelerated for individual employees if certain operational goals are met. The Purchase Plan allows employees of us to purchase shares of our Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock, at quarterly intervals through periodic payroll deductions. The purchase price per share, in general, is 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date.

Equity Compensation Plans Not Approved by Shareholders

      We currently have no equity compensation plans that have not been approved by the necessary shareholders.

      The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2004, for our Apollo Education Group Class A common stock, in thousands, except weighted-average exercise price:

(c)
Number of Securities
	(a)		Remaining Available for Future
	Number of Securities to be	(b)	Issuance under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities Reflected
Plan Category	Warrants, and Rights	Warrants, and Rights	in Column (a))

Equity compensation plans approved by security holders	11,331	$33.158	4,675
Equity compensation plans not approved by security holders	—	—	—

Total	11,331	$33.158	4,675

Item 13 —	Certain Relationships and Related Transactions

      In August 1998, we, together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. We contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. We accounted for our investment in IDL under the cost method. Hermes is currently owned by Dr. John G. Sperling, our founder and a director of the Company.

      On December 14, 2001, Hermes acquired our investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021, or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheets as of August 31, 2004 and 2003. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

      Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. John G. Sperling is a director of us and also a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have paid $999,989) and by an investment entity controlled by John G. Sperling (30%). In addition, we have an option to acquire additional shares in Apollo

International, Inc. The first educational offering under these agreements commenced in the Netherlands in September 1999, where approximately 60 students are enrolled. During the years ended August 31, 2004, 2003, and 2002, we received no revenue from Apollo International, Inc. for services rendered in connection with these contracts.

      Effective September 2002, Western International University entered into an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content and the quality of the programs. During the years ended August 31, 2004, 2003, and 2002, Western International University received revenue totaling $37,000, $8,000, and $6,000, respectively, for services rendered in connection with this agreement.

      Effective June 1, 1999, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to us relating to state government in the State of California. Hedy Govenar, one of our directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2004, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 in 2004, 2003, and 2002.

      The Company on occasion leases an airplane from Yo Pegasus, LLC, an entity controlled by John G. Sperling. Payments to this entity during the year ended August 31, 2004 and 2003, were $573,000 and $225,000, respectively. No payments were made to this entity during the year ended August 31, 2002.

Item 14 —	Principal Accounting Fees and Services

      On January 14, 2004, as approved by the Board of Directors, we dismissed PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as our independent registered public accounting firm and appointed Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended August 31, 2004.

      The following is a summary of the fees billed to us by Deloitte for professional services rendered for the year ended August 31, 2004:

Fee Category	2004

Audit fees	$464,000
Audit-related fees	63,000
Tax fees	270,000
All other fees	2,000

Total fees	$799,000

      The following is a summary of the fees billed to us by PricewaterhouseCoopers for professional services rendered for the years ended August 31, 2004 and 2003:

Fee Category	2004	2003

Audit fees	$15,000	$367,000
Audit-related fees	1,000	7,000
Tax fees	368,000	523,000
All other fees

Total fees	$384,000	$897,000

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and the financial statements of University of Phoenix Online, review of our interim consolidated financial statements and the financial statements of University of Phoenix Online included in quarterly reports, and services performed in connection with statutory and regulatory filings or engagements.

      Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state, and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

      All Other Fees. Consists of fees paid to Deloitte in 2004 for continuing education.

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

      The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining Deloitte’s independence.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

1.	Financial Statements

      The following consolidated financial statements of Apollo Group, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2004, are incorporated by reference from our 2004 Annual Report to Shareholders.

•	Reports of Registered Public Accounting Firms

•	Consolidated Balance Sheets as of August 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended August 31, 2004, 2003, and 2002

•	Consolidated Statements of Comprehensive Income for the Years Ended August 31, 2004, 2003, and 2002

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended August 31, 2004, 2003, and 2002

•	Consolidated Statements of Cash Flows for the Years Ended August 31, 2004, 2003, and 2002

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.	Exhibits

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1	Asset Purchase Agreement by and among National Endowment for Financial Education®, College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10.1 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997
3.1	Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3, dated August 31, 2000
3.2	Amended and Restated Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K
10.1a	Business Loan Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 17, 1997	Incorporated by reference to Exhibit 10.1a of the November 30, 1997 Form 10-Q
10.1b	Revolving Promissory Note between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 17, 1997	Incorporated by reference to Exhibit 10.1c of the November 30, 1997 Form 10-Q

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.1c	Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 5, 1998	Incorporated by reference to Exhibit 10.1d of the February 28, 1998 Form 10-Q
10.1d	Second Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 13, 1998	Incorporated by reference to Exhibit 10.1e of the February 28, 1999 Form 10-Q
10.1e	Third Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated April 30, 1999	Incorporated by reference to Exhibit 10.1f of the May 31, 1999 Form 10-Q
10.1f	Fourth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated August 3, 1999	Incorporated by reference to Exhibit 10.1f of the August 31, 1999 Form 10-K
10.1g	Fifth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated November 1, 1999	Incorporated by reference to Exhibit 10.1g of the August 31, 1999 Form 10-K
10.1h	Sixth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 2, 2000	Incorporated by reference to Exhibit 10.1h of the February 29, 2000 Form 10-Q/A, filed July 20, 2000
10.1i	Seventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 23, 2001	Incorporated by reference to Exhibit 10.1i of the February 28, 2001 Form 10-Q
10.1j	Eighth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated January 15, 2002	Incorporated by reference to Exhibit 10.1j of the February 28, 2002 Form 10-Q
10.1k	Ninth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated February 3, 2003	Incorporated by reference to Exhibit 10.1k of the February 28, 2003 Form 10-Q
10.1l	Tenth Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated July 15, 2003	Incorporated by reference to Exhibit 10.1l of the August 31, 2003 Form 10-K
10.1m	Eleventh Modification Agreement between Apollo Group, Inc. and Wells Fargo Bank, National Association dated March 30, 2004	Incorporated by reference to Exhibit 10.1m of the February 29, 2004 Form 10-Q
10.2	Apollo Group, Inc. Second Amended and Restated Director Stock Plan*	Filed herewith
10.3	Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804
10.4	Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 Form 10-Q
10.5	Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan*	Filed herewith
10.7	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan*	Filed herewith
10.8	Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804
10.9	Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10.10	a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1 No. 33-83804
10.10	b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K
10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K
10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K
10.13	a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Incorporated by reference to Exhibit 10.10b of the August 31, 2002 Form 10-K
10.13	b	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2003	Incorporated by reference to Exhibit 10.10b of the August 31, 2003 Form 10-K
10.13	c	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2004	Filed herewith
10.14		Promissory Note from Hermes Onetouch, L.L.C.	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 Form 10-Q
13		Pages 13 through 37 of Apollo Group, Inc. 2004 Annual Report to Shareholders for the year ended August 31, 2004	Filed herewith
14		Code of Ethics	Filed herewith
16		Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated January 21, 2004	Incorporated by reference to Exhibit 16 of the January 21, 2004 Form 8-K
21		List of Subsidiaries	Filed herewith
23		Consent of Independent Registered Public Accounting Firm	Filed herewith
23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit
Number	Description of Exhibit	Sequentially Numbered Page or Method of Filing

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Form of Agreement of Institute for Professional Development	Incorporated by reference to Exhibit 99.1 of Form S-1 No. 33-83804
99.2	Audit Committee Charter	Filed herewith
99.3	Compensation Committee Charter	Filed herewith

*	Indicates a management contract or compensation plan.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 15, 2004.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ TODD S. NELSON

Todd S. Nelson
Chairman of the Board,
Chief Executive Officer, and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN G. SPERLING John G. Sperling	Founder and Director	November 15, 2004

/s/ TODD S. NELSON Todd S. Nelson	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	November 15, 2004

/s/ KENDA B. GONZALES Kenda B. Gonzales	Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer)	November 15, 2004

/s/ PETER V. SPERLING Peter V. Sperling	Senior Vice President and Director	November 15, 2004

/s/ DANIEL E. BACHUS Daniel E. Bachus	Chief Accounting Officer and Controller	November 15, 2004

/s/ DINO J. DECONCINI Dino J. DeConcini	Director	November 15, 2004

/s/ JOHN R. NORTON III John R. Norton III	Director	November 15, 2004

/s/ HEDY F. GOVENAR Hedy F. Govenar	Director	November 15, 2004

/s/ JOHN BLAIR John Blair	Director	November 15, 2004