Form 10-Q
period 2004-11-30
APOLLO GROUP INC
filed 2005-01-10
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25232

APOLLO GROUP, INC.

(Exact name of registrant as specified in its charter)

ARIZONA	86-0419443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☒     NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☒     NO ☐

AT JANUARY 3, 2005, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	183,651,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 15.1 –	Letter in Lieu of Consent
EXHIBIT 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 –	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 –	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 –	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements — Apollo Group, Inc.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2004	2004
(Dollars in thousands)
Assets:
Current assets
Cash and cash equivalents	$123,657	$244,519
Restricted cash	209,855	184,463
Marketable securities	260,188	248,343
Receivables, net	151,583	146,497
Deferred tax assets, net	10,625	10,020
Other current assets	23,017	20,842

Total current assets	778,925	854,684
Property and equipment, net	178,656	169,377
Marketable securities	232,718	316,743
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	34,118	47,520
Other assets (includes receivable from related party of $14,191 and $13,820 at November 30, 2004 and August 31, 2004, respectively)	28,047	26,853

Total assets	$1,289,560	$1,452,273

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$4,179	$3,186
Accounts payable	41,290	50,895
Accrued liabilities	49,435	69,481
Income taxes payable	43,095	11,856
Student deposits and current portion of deferred revenue	352,351	330,020

Total current liabilities	490,350	465,438
Deferred tuition revenue, less current portion	393	528
Long-term liabilities, less current portion	29,827	29,166

Total liabilities	520,570	495,132

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 183,950,000 and 187,567,000 issued and outstanding at November 30, 2004 and August 31, 2004, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at November 30, 2004 and August 31, 2004	1	1
Additional paid-in capital	14,291	28,787
Apollo Education Group Class A treasury stock, at cost, 4,052,000 shares at November 30, 2004	(282,640)
Retained earnings	1,038,346	928,815
Accumulated other comprehensive loss	(1,111)	(565)

Total shareholders’ equity	768,990	957,141

Total liabilities and shareholders’ equity	$1,289,560	$1,452,273

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	November 30,
	2004	2003
(In thousands, except per share amounts)
Revenues:
Tuition and other, net	$534,926	$411,809

Costs and expenses:
Instructional costs and services	217,417	174,887
Selling and promotional	120,585	81,639
General and administrative	21,188	20,608

	359,190	277,134

Income from operations	175,736	134,675
Interest income and other, net	4,562	4,157

Income before income taxes	180,298	138,832
Provision for income taxes	70,767	54,561

Net income	$109,531	$84,271

Income attributed to:
Apollo Education Group common stock	$109,531	$78,355

University of Phoenix Online common stock		$5,916

Earnings per share attributed to Apollo Education Group common stock:
Basic income per share	$0.59	$0.44

Diluted income per share	$0.58	$0.44

Basic weighted average shares outstanding	186,369	176,097

Diluted weighted average shares outstanding	189,831	178,726

Earnings per share attributed to University of Phoenix Online common stock:
Basic income per share		$0.37

Diluted income per share		$0.34

Basic weighted average shares outstanding		15,858

Diluted weighted average shares outstanding		17,186

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	November 30,
	2004	2003
(In thousands)
Net income	$109,531	$84,271
Other comprehensive income:
Currency translation loss	(546)	(313)

Comprehensive income	$108,985	$83,958

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
					University of
					Phoenix			Apollo Education		University of
	Apollo Education Group				Online			Group Class A		Phoenix Online			Accumulated
	Class A Nonvoting		Class B Voting		Nonvoting		Additional	Treasury Stock					Other	Total
		Stated		Stated		Stated	Paid-in		Stated		Stated	Retained	Comprehensive	Shareholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Shares	Value	Shares	Value	Earnings	Income	Equity
(In thousands)
Three Months Ended November 30, 2003
Balance at August 31, 2003	175,286	$103	477	$1	15,659	$—	$293,650	2,103	$(27,100)	86	$(4,601)	$765,196	$(324)	$1,026,925
Stock issued under stock purchase plans	19				23		7,798	(19)	251					8,049
Stock issued under stock option plans	602				382		3,454	(602)	7,753	(86)	4,601			15,808
Tax benefits of stock options exercised							17,673							17,673
Currency translation adjustment													(313)	(313)
Net income												84,271		84,271

Balance at November 30, 2003	175,907	$103	477	$1	16,064	$—	$322,575	1,482	$(19,096)	—	$—	$849,467	$(637)	$1,152,413

	Apollo Education Group Common Stock
						Apollo Education
	Class A		Class B			Group Class A			Accumulated
	Nonvoting		Voting		Additional	Treasury Stock			Other	Total
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders'
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Income	Equity
(In thousands)
Three Months Ended November 30, 2004
Balance at August 31, 2004	187,567	$103	477	$1	$28,787	—	$—	$928,815	$(565)	$957,141
Stock issued under stock purchase plans	41				2,465					2,465
Stock issued under stock option plans	901				(24,911)	(507)	36,681			11,770
Tax benefits of stock options exercised					7,950					7,950
Treasury stock purchases	(4,559)					4,559	(319,321)			(319,321)
Currency translation adjustment									(546)	(546)
Net income								109,531		109,531

Balance at November 30, 2004	183,950	$103	477	$1	$14,291	4,052	$(282,640)	$1,038,346	$(1,111)	$768,990

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
	2004	2003
(In thousands)
Cash flows provided by (used for) operating activities:
Net income	$109,531	$84,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,306	10,703
Amortization of investment premiums	1,205	1,546
Provision for uncollectible accounts	9,067	6,748
Deferred income taxes	12,797	(2,055)
Tax benefits of stock options exercised	7,950	17,673
Increase in assets:
Restricted cash	(25,392)	(9,615)
Receivables	(14,153)	(12,375)
Other assets	(2,934)	(1,873)
Increase in liabilities:
Accounts payable and accrued liabilities	2,794	25,518
Student deposits and deferred revenue	22,196	12,601
Other liabilities	822	1,090

Net cash provided by operating activities	136,189	134,232

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(21,866)	(12,561)
Purchase of land and buildings related to future Online expansion		(13,423)
Purchase of marketable securities	(1,211)	(141,613)
Maturities of marketable securities	72,186	43,543
Purchase of other assets	(528)	(530)

Net cash provided by (used for) investing activities	48,581	(124,584)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(319,321)
Issuance of Apollo Education Group Class A common stock	14,235	15,802
Issuance of University of Phoenix Online common stock		8,055

Net cash provided by (used for) financing activities	(305,086)	23,857

Currency translation loss	(546)	(313)

Net increase (decrease) in cash and cash equivalents	(120,862)	33,192
Cash and cash equivalents at beginning of period	244,519	416,452

Cash and cash equivalents at end of period	$123,657	$449,644

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

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 57 local campuses and 105 learning centers located in 33 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities at 23 campuses and 34 learning centers in 24 states.

The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs at local campuses in Arizona and worldwide through its computerized educational delivery system.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended November 30, 2004 and 2003, respectively.

Recombination of Tracking Stock

On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called University of Phoenix Online common stock, to reflect the separate performance of University of Phoenix Online, a campus within University of Phoenix. Our other businesses and our retained interest in University of Phoenix Online were subsequently referred to as “Apollo Education Group.” On October 3, 2000, an offering of 5,750,000 shares of University of Phoenix Online common stock was completed at a price of $14.00 per share.

Apollo Group, Inc.’s Articles of Incorporation (“Articles”) gave us the right, at any time, to convert shares of University of Phoenix Online common stock to shares of Apollo Education Group Class A common stock. On August 6, 2004, our Board of Directors authorized the conversion of each share of University of Phoenix Online common stock to shares of Apollo Education Group Class A common stock effective August 27, 2004. In accordance with the terms of the Articles, each outstanding share of University of Phoenix Online common stock was converted into 1.11527 shares of Apollo Education Group Class A common stock as of August 27, 2004. The conversion ratio was based upon the relative market values of Apollo Education Group Class A common stock and University of Phoenix Online common stock averaged over the 20 trading days (July 9, 2004 through August 5, 2004) ending 5 trading days prior to August 12, 2004, the announcement date, and included a 10% premium on the value of University of Phoenix Online common stock, all as required by the terms of the Articles. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Education Group Class A common stock. In addition, each unexercised option to purchase University of Phoenix Online common stock at August 27, 2004, was converted to 1.0766 options to purchase Apollo Education Group Class A common stock. The conversion ratio was based upon the relative market values of Apollo Education Group Class A common stock and University of Phoenix Online common stock at the close of the market on August 12, 2004, prior to the announcement. As a result of the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock, Apollo Group, Inc. will no longer report separate financial statements for University of Phoenix Online.

Note 2. Significant Accounting Policies

Basis of presentation

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Principles of consolidation

The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds, U.S. government sponsored enterprises, and auction market preferred stock with maturities of ninety days or less.

Investments

Investments in marketable securities such as municipal bonds and U.S. government sponsored enterprises are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Consolidated Balance Sheets.

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

Revenues, receivables, and related liabilities

Approximately 93% and 95% of the Company’s tuition and other net revenues during the three months ended November 30, 2004 and 2003, respectively, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represented approximately 94% and 95% of consolidated tuition revenues during the three months ended November 30, 2004 and 2003, respectively. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company’s degree programs generally enroll in a program of study that encompasses a series of five to nine-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource®, the University of Phoenix’s online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

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

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $18.3 million (3.3% of gross revenues) and $13.1 million (3.1% of gross revenues) in the three months ended November 30, 2004 and 2003, respectively.

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

Cost in excess of fair value of assets purchased

The Company’s cost in excess of fair value of assets purchased (i.e. goodwill) relates primarily to the acquisitions of the College and WIU. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record non-cash impairment charges for these assets not previously recorded. The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test. The Company performed its annual impairment test as of August 31, 2004, and concluded that no impairment charge was required.

Fair value of financial instruments

The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued liabilities, and student deposits and deferred revenue approximate fair value because of the short-term nature of these financial instruments. The carrying value of the receivable from related party reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Earnings per share

Prior to August 27, 2004, including the three months ended November 30, 2003, the Company presented basic and diluted earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock according to participation rights in undistributed earnings.

Basic earnings per share for Apollo Education Group common stock for these periods was calculated by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings) by the weighted average number of shares of Apollo Education Group Class A and Class B common stock outstanding. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans, exclusive of options granted with respect to University of Phoenix Online common stock.

Basic earnings per share for University of Phoenix Online common stock for this period was calculated by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the weighted average number of shares of University of Phoenix Online common stock outstanding. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock.

Beginning on August 28, 2004, including the three months ended November 30, 2004, the financial results of the Apollo Education Group common stock reflect the consolidated operations of the Apollo Group, Inc. Basic earnings per share is calculated using the weighted average number of Apollo Education Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

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

Stock-based compensation

At November 30, 2004, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Consolidated Statements of Income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	November 30,
	2004	2003
Apollo Education Group
Net income, as reported	$109,531	$78,355
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,260)	(2,962)

Pro forma net income	$105,271	$75,393
Earnings per share:
Basic — as reported	$0.59	$0.44
Basic — pro forma	$0.56	$0.43
Diluted — as reported	$0.58	$0.44
Diluted — pro forma	$0.55	$0.42
University of Phoenix Online
Net income, as reported		$5,916
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(109)

Pro forma net income		$5,807
Earnings per share:
Basic — as reported		$0.37
Basic — pro forma		$0.37
Diluted — as reported		$0.34
Diluted — pro forma		$0.34

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended
	November 30,
	2004	2003
Apollo Education Group
Dividend yield	0.0%	0.0%
Expected volatility	31.0%	36.1%
Risk-free interest rate	3.3%	3.3%
Expected lives (in years)	6.1	3.3
Weighted average fair value of options granted	$26.56	$17.92

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for University of Phoenix Online:

For the Three
Months Ended
November 30, 2003
University of Phoenix Online
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	3.3%
Expected lives (in years)	3.4
Weighted average fair value of options granted	$20.79

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

Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF 03-1 will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and, thus, will be effective for the Company beginning with the first quarter of fiscal 2006. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial condition and results of operations. See above for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. The Company will be required to adopt SFAS No. 153 beginning in the first quarter of fiscal 2006. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its financial condition or results of operations.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	November 30,		August 31,
	2004		2004
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$186,114	$186,602	$186,383	$186,380
U.S. government sponsored enterprises	5,911	5,950
Auction rate preferred stock	65,075	65,074	54,375	54,374
Corporate obligations	2,569	2,562	7,610	7,589

Total current marketable securities	259,669	260,188	248,368	248,343

Classified as noncurrent:
Municipal bonds due in 1-5 years	131,228	131,873	180,887	180,731
U.S. government sponsored enterprises	80,982	82,493	96,523	97,452
Auction rate preferred stock	4,100	4,100	25,300	25,300
Corporate obligations	14,276	14,252	13,294	13,260

Total noncurrent marketable securities	230,586	232,718	316,004	316,743

Total marketable securities	$490,255	$492,906	$564,372	$565,086

Receivables consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Trade receivables	$160,190	$153,895
Interest receivable	5,043	4,231

	165,233	158,126
Less allowance for doubtful accounts	(13,650)	(11,629)

Total receivables, net	$151,583	$146,497

Bad debt expense was $9.1 million and $6.7 million for the three months ended November 30, 2004 and 2003, respectively. Write-offs, net of recoveries, were $7.0 million and $5.0 million for the three months ended November 30, 2004 and 2003, respectively.

Property and equipment consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Furniture and equipment	$241,763	$229,221
Software	64,135	60,801
Leasehold improvements	66,278	61,068
Land	14,727	14,683
Buildings	115	115

	387,018	365,888
Less accumulated depreciation and amortization	(208,362)	(196,511)

Property and equipment, net	$178,656	$169,377

Depreciation and amortization expense was $12.6 million and $11.0 million for the three months ended November 30, 2004 and 2003, respectively.

Accrued liabilities consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Salaries, wages, and benefits	$23,850	$29,841
Accrued advertising	6,113	15,560
Other accrued liabilities	19,472	24,080

Total accrued liabilities	$49,435	$69,481

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Student deposits	$238,148	$211,861
Current portion of deferred tuition revenue	98,918	102,784
Application fee revenue	9,050	9,479
Other deferred revenue	6,235	5,896

Total student deposits and current portion of deferred revenue	$352,351	$330,020

Note 4. Related Party Transactions

In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. The Company accounted for its investment in IDL under the cost method. Hermes is currently owned by Dr. John G. Sperling, the founder and a director of the Company.

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheets as of November 30, 2004 and August 31, 2004. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Effective July 15, 1999, the Company entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by the Company (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). In addition, the Company has an option to acquire additional shares in Apollo International, Inc. The first educational offering under these agreements commenced in the Netherlands in September 1999. During the three month periods ended November 30, 2004 and 2003, the Company received no revenue from Apollo International, Inc. for services rendered in connection with these contracts.

Effective September 2002, WIU entered into an agreement with Apollo International, Inc. that allows for WIU’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. During the three month periods ended November 30, 2004 and 2003, WIU received revenue of $27,000 and $13,000, respectively, for services rendered in connection with this agreement.

Effective June 1, 1999, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2004, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $30,000 during the three month periods ended November 30, 2004 and 2003.

The Company on occasion leases an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity during the three month periods ended November 30, 2004 and 2003, were $156,000 and $72,000, respectively.

Note 5. Short-Term Borrowings

At November 30, 2004, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company’s election. Availability under the line of credit was reduced by an outstanding letter of credit, for Western International University, in the amount of $40,000, expiring in March 2005. Any amounts borrowed under the line are payable upon its termination in February 2006.

Note 6. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Deferred compensation discounted at 7.5%	$1,368	$1,351
Deferred rent	14,479	13,674
Deferred gain on sale-leasebacks and other contracts	16,046	17,060
Other long-term liabilities	2,113	267

Total long-term liabilities	34,006	32,352
Less current portion	(4,179)	(3,186)

Total long-term liabilities, net	$29,827	$29,166

Note 7. Income Taxes

The related components of the income tax provision are as follows, in thousands:

	Three Months Ended
	November 30,
	2004	2003

Current:
Federal	$47,575	$47,128
State and other	10,395	9,488

Total current	57,970	56,616

Deferred:
Federal	11,256	(1,801)
State and other	1,541	(254)

Total deferred	12,797	(2,055)

Total provision for income taxes	$70,767	$54,561

The income tax provision differs from the tax that would result from application of the statutory U.S. federal income tax rate as follows:

	Three Months Ended
	November 30,
	2004	2003

Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	4.8%	4.8%
Other, net	-0.5%	-0.5%

Effective income rate rate	39.3%	39.3%

Deferred tax assets and liabilities consist of the following, in thousands:

	November 30,	August 31,
	2004	2004

Gross deferred tax assets:
Allowance for doubtful accounts	$5,606	$4,805
Deferred tuition revenue	328	379
Reserves	3,810	4,083
Stock-based compensation	36,084	49,157
Sale-leaseback	4,945	5,074
Other	6,042	6,305

Total gross deferred tax assets	56,815	69,803

Gross deferred tax liabilities:
Amortization of cost in excess of fair value of assets purchased	6,418	6,134
Depreciation of fixed assets	3,525	4,142
Other	2,129	1,987

Total gross deferred tax liabilities	12,072	12,263

Net deferred tax assets	$44,743	$57,540

The conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options resulted in a non-cash stock-based compensation charge of $123.5 million. This deferred compensation is not deductible for income tax purposes until these options are exercised. Therefore, a deferred tax asset was established based on the value of the vested, but unexercised options. During the first three months of fiscal 2005, the deferred tax asset decreased by $13.1 million, as a result of some of these options being exercised during the period. The remaining deferred tax asset will be realized over subsequent periods as the remaining options are exercised.

Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, in thousands:

	November 30,	August 31,
	2004	2004

Current deferred tax assets, net	$10,625	$10,020
Noncurrent deferred tax assets, net	34,118	47,520

Net deferred tax assets	$44,743	$57,540

In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.

Note 8. Common Stock

The Board of Directors of Apollo has previously authorized a program allocating up to $800 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock. On October 1, 2004, an additional $500 million was approved bringing the total funds authorized for repurchase as of November 30, 2004 to $1.3 billion. While it was outstanding, the Company repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of November 30, 2004, the Company had repurchased approximately 20,492,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $878.1 million. An additional 580,000 shares of Apollo Education Group Class A common stock were repurchased between December 1, 2004 and December 31, 2004 at a cost of approximately $46.7 million.

Note 9. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended
	November 30,
	2004	2003
Apollo Education Group	$109,531	$78,355
University of Phoenix Online		5,916

Net income	$109,531	$84,271

For the three months ended November 30, 2003, the earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

			For the Three Months Ended
	November 30,
	2004			2003
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$109,531	186,369	$0.59	$78,355	176,097	$0.44
Effect of dilutive securities:
Stock options		3,462			2,629

Diluted net income per share	$109,531	189,831	$0.58	$78,355	178,726	$0.44

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2004 and 2003, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings in 2003) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options outstanding with respect to University of Phoenix Online common stock, is included.

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the first quarter of 2005, approximately 52,000 of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the first quarter of 2004, all stock options were included in the calculation as the exercise price of all stock options was less than the average share price for the quarter.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	November 30, 2003
		Weighted
		Average	Per Share
	Income	Shares	Amount

Basic net income per share	$5,916	15,858	$0.37
Effect of dilutive securities:
Stock options		1,328

Diluted net income per share	$5,916	17,186	$0.34

Basic earnings per share of University of Phoenix Online common stock for the three months ended November 30, 2003, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the period. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options outstanding under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

Note 10. Commitments and Contingencies

On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of the Company who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of the Company who acquired their shares between March 12, 2004 and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for its issuance of allegedly materially false and misleading statements in connection with its failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from these actions.

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

The U.S. Department of Education conducted a program review of University of Phoenix for the period of September 1998 through February 2004. In February 2004, the U.S. Department of Education released to the Company its program review report, in which the Department detailed proposed violations of federal law related to the improper tying of employee compensation to enrollment. The program review report explicitly invited and anticipated review and response by University of Phoenix. In September 2004, University of Phoenix reached an agreement with the U.S. Department of Education, which acknowledged no admission or concession of any liability, wrongdoing, or violation whatsoever by University of Phoenix, and settled all outstanding issues with the U.S. Department of Education, by payment to the U.S. Department of Education of $9.8 million. The Company is currently the subject of lawsuits filed by shareholders who allege violations of the securities laws related to these events.

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Two status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled in late January 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” In September 2004, Institute for Professional Development reached a negotiated settlement with the U.S. Department of Education for $4.4 million.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 11. Segment Reporting

The Company operates exclusively in the educational industry providing higher education to working adults. The Company’s operations are aggregated into two reportable operating segments: the University of Phoenix segment and the Other Schools segment. Both segments are comprised of educational operations conducted in similar markets and produce similar economic results. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation. The Other Schools segment includes its other subsidiaries; Institute for Professional Development, Western International University, and the College for Financial Planning, which are not material to the Company’s overall results.

The Company’s reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on subsidiary profit. This measure of profit includes charges allocating all corporate support costs to each segment, as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. The revenue and corporate charges which are not allocated to individual segments are included in the Corporate segment.

The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated upon consolidation.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended November 30, 2004 and 2003, no individual customer accounted for more than 10% of our consolidated revenues.

Summary financial information by reportable segment is as follows, in thousands:

	For the Three Months Ended
	November 30,
	2004	2003

Tuition and other, net
University of Phoenix	$498,476	$386,614
Other Schools	35,767	24,543
Corporate	683	652

Total tuition and other, net	$534,926	$411,809

Income from operations:
University of Phoenix	$168,657	$128,629
Other Schools	6,440	6,007
Corporate	639	39

	175,736	134,675
Reconciling items:
Interest income and other, net	4,562	4,157

Income before income taxes	$180,298	$138,832

	For the Three Months Ended
	November 30,
	2004	2003

Depreciation and Amortization:
University of Phoenix	$8,609	$7,679
Other Schools	816	721
Corporate	2,881	2,303

	$12,306	$10,703

Capital Expenditures:
University of Phoenix	$12,886	$9,566
Other Schools	601	476
Corporate	8,379	15,942

	$21,866	$25,984

	November 30,	August 31,
	2004	2004

Assets:
University of Phoenix	$850,063	$753,199
Other Schools	88,928	68,468
Corporate	350,569	630,606

	$1,289,560	$1,452,273

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Apollo Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Apollo Group, Inc. and its subsidiaries (the “Company”) as of November 30, 2004, and the related condensed consolidated statements of income, comprehensive income, statement of changes in shareholders’ equity, and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information for the three month period ended November 30, 2003, was not audited or reviewed by us, and, accordingly, we do not express an opinion or any other form of assurance on that information.

Deloitte & Touche LLP
Phoenix, Arizona
January 10, 2005

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2004, included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the consolidated financial statements and related notes of Apollo Group, Inc. for the three-month period ended November 30, 2004, included in Item 1.

     This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to, statements such as: 1) total purchases of property and equipment for the year ended August 31, 2005, are expected to range from $90 to $100 million; 2) we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; 3) while the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions; and 4) University of Phoenix currently plans on opening seven to nine new campuses during 2005. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Consolidated Financial Statements” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements that are or may become applicable to us; 2) changes in or new interpretations of applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) our ability to continue to attract and retain students; 6) our ability to successfully defend litigation claims; 7) our ability to protect our intellectual property and proprietary rights; 8) our ability to recruit and retain key personnel; 9) our ability to successfully manage economic conditions, including stock market volatility; and 10) other factors set forth in this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

OVERVIEW

     Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries, University of Phoenix, Institute for Professional Development, The College for Financial Planning, and Western International University. We currently offer our programs and services at 85 campuses and 142 learning centers in 39 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at November 30, 2004, was approximately 267,900. University of Phoenix is our largest subsidiary with its tuition revenues currently representing approximately 94% of consolidated tuition revenues.

     University of Phoenix had degree enrollments of approximately 230,200 adult students at November 30, 2004. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 57 local campuses and 105 learning centers in 33 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening seven to nine new campuses during 2005. In the first three months of 2005, one new University of Phoenix campus was opened. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

     We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in more than 130 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

     Our future success is highly dependent on our ability to obtain, maintain, or renew required regulatory approvals, accreditation, or state authorizations. We are subject to extensive private, federal, and state regulation. The Higher Education Act of 1965, as amended (“Higher Education Act”), and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:

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

     The Higher Education Act and the related regulations adopted by the U.S. Department of Education also impose numerous requirements with which institutions participating in the Title IV programs must comply. Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. The failure to comply with any of the Title IV requirements could result in adverse action by the U.S. Department of Education against us, including the termination of Title IV eligibility, the imposition of fines, or the imposition of liabilities by the U.S. Department of Education. Institute for Professional Development client institutions administer their own Title IV programs. The loss of Title IV eligibility would significantly reduce demand for our programs.

     Our institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide education programs. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. The failure to obtain authorization to operate in new states, to add new programs, or to add new locations would adversely effect our ability to expand our business.

     From October 3, 2000, to August 27, 2004, we had a class of stock, University of Phoenix Online common stock, outstanding, that reflected the separate performance of University of Phoenix Online, a campus within University of Phoenix. On August 6, 2004, our Board of Directors authorized the conversion of each share of University of Phoenix Online common stock to shares of Apollo Education Group Class A common stock effective August 27, 2004. In accordance with the terms of our Articles of Incorporation, each outstanding share of University of Phoenix Online common stock was converted into 1.11527 shares of Apollo Education Group Class A common stock as of August 27, 2004. The conversion ratio was based upon the relative market values of Apollo Education Group Class A common stock and University of Phoenix Online common stock averaged over the 20 trading days (July 9, 2004 through August 5, 2004) ending 5 trading days prior to August 12, 2004, the announcement date, and included a 10% premium on the value of University of Phoenix Online common stock, all as required by the terms of the Articles. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Education Group Class A common stock. In addition, each unexercised option to purchase University of Phoenix Online common stock at August 27, 2004, was converted to 1.0766 options to purchase Apollo Education Group Class A common stock. The conversion ratio was based upon the relative market values of

Apollo Education Group Class A common stock and University of Phoenix Online common stock at the close of the market on August 12, 2004, prior to the announcement. We have delisted the University of Phoenix Online common stock and will no longer report separate financial statements for University of Phoenix Online.

CRITICAL ACCOUNTING POLICIES

     Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Consolidated Financial Statements” for the three months ended November 30, 2004, included in this Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by us.

Revenue recognition

     Approximately 93% of our tuition and other net revenues during the first three months of 2005 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 94% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

     Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in our degree programs generally enroll in a program of study that encompasses a series of five to nine-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which we are entitled under the terms of our revenue-sharing contracts with Institute for Professional Development client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for rEsource®, University of Phoenix’s online delivery method for course materials, are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College for Financial Planning’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $18.3 million (3.3% of gross revenues) and $13.1 million (3.1% of gross revenues) in the three months ended November 30, 2004 and 2003, respectively.

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

Income taxes

     Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.3% in both the first quarter of 2005 and 2004. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Impairment of intangible assets

     Our intangible assets primarily consist of approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record non-cash impairment charges for these assets not previously recorded. We have selected August 31 as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of August 31, 2004, and concluded that no impairment charge was required.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. We do not believe that the adoption of EITF 03-1 will have a material impact on our financial condition or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS No. 123(R) on our financial condition and results of operations. See Note 2 in the Notes to the Consolidated Financial Statements for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We will be required to adopt SFAS No. 153 beginning in the first quarter of fiscal 2006. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition or results of operations.

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

     The following table sets forth our consolidated statement of income data expressed as a percentage of tuition and other net revenues for the periods indicated:

	For the Three Months Ended
	November 30,

	2004	2003
	(Unaudited)
Revenues:
Tuition and other, net	100.0%	100.0%

Costs and expenses:
Instructional costs and services	40.6	42.5
Selling and promotional	22.5	19.8
General and administrative	4.0	5.0

	67.1	67.3

Income from operations	32.9	32.7
Interest income and other, net	0.8	1.0

Income before income taxes	33.7	33.7
Provision for income taxes	13.2	13.2

Net income	20.5%	20.5%

THREE MONTHS ENDED NOVEMBER 30, 2004, COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2003

     Tuition and other net revenues increased by 29.9% to $534.9 million in the three months ended November 30, 2004, from $411.8 million in the three months ended November 30, 2003, primarily due to a 26.8% increase in degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at University of Phoenix. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the three months ended November 30, 2003 to the three months ended November 30, 2004.

     Tuition and other net revenues for the three months ended November 30, 2004 and 2003, consist primarily of $493.5 million and $387.6 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.7 million and $2.2 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 24.3% to $217.4 million in the three months ended November 30, 2004, from $174.9 million in the three months ended November 30, 2003, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $15.3 million, $8.3 million, $5.2 million, and $1.7 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 40.6% in the three months ended November 30, 2004, from 42.5% in the three months ended November 30, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 47.7% to $120.6 million in the three months ended November 30, 2004, from $81.6 million in the three months ended November 30, 2003, due primarily to additional advertising expenditures of $25.5 million, an increase in enrollment advisors’ compensation and related expenses of $13.9 million, and an increase in employee compensation and related expenses of $3.6 million. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 22.5% in the three months ended November 30, 2004, from 19.8% in the three months ended November 30, 2003, primarily as a result of an increase in advertising expenditures as a percentage of revenue of 2.9% between periods, partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

     General and administrative expenses increased by 2.8% to $21.2 million in the three months ended November 30, 2004, from $20.6 million in the three months ended November 30, 2003, due primarily to small increases in various costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.0% in the three months ended November 30, 2004, from 5.0% in the three months ended November 30, 2003, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income and other increased to $4.6 million in the three months ended November 30, 2004, from $4.2 million in the three months ended November 30, 2003. This increase was attributable to higher interest rates in the three months ended November 30, 2004, than compared to the same period in the previous year. Interest expense was $22,000 and $3,000 in the three months ended November 30, 2004 and 2003, respectively.

     Our effective income tax rate was 39.3% in both the three months ended November 30, 2004 and 2003.

SEASONALITY IN RESULTS OF OPERATIONS

     We experience seasonality in our results of operations primarily as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) degree student enrollments and related revenues generally are lower than other quarters due to seasonal breaks in December and January. Second quarter costs and expenses historically increase as a percentage of tuition and other net revenues as a result of certain fixed costs not significantly affected by the seasonal second quarter declines in net revenues.

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

Balance sheet and cash flows

     Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $616.6 million as of November 30, 2004, a decrease of $193.0 million or 23.8% from $809.6 million at August 31, 2004. The decrease was primarily a result of the repurchase of Apollo Education Group Class A common stock of $319.3 million, and capital expenditures of $21.9 million partially offset by cash provided by operating activities of $136.2 million and cash provided by the issuance of Apollo Education Group Class A common stock of $14.2 million, related to employee stock option exercises and employee stock purchases during the period.

     Restricted cash. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2004, we had approximately $209.9 million in these separate accounts, which are reflected in the Consolidated Balance Sheets as restricted cash, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

     Capital expenditures. Capital expenditures decreased to $21.9 million during the three months ended November 30, 2004, from $26.0 million during the three months ended November 30, 2003, primarily due to the purchase of land, two buildings, and the capital improvements to the buildings totaling $13.4 million for future University of Phoenix Online expansion during the first three months of 2004. In June 2004 the two buildings were sold for $31.3 million and are being leased back under a ten year lease agreement. Excluding the costs related to the land and buildings for future University of Phoenix Online expansion, capital expenditures increased to $21.9 million for the three months ended November 30, 2004, from $12.6 million for the three months ended November 30, 2003 due to normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. Total purchases of property and equipment for the year ended August 31, 2005, are expected to range from $90 to $100 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

     Accounts receivable, net. Accounts receivable, net was $151.6 million and $146.5 million as of November 30, 2004, and August 31, 2004, respectively. Days sales outstanding (“DSO”) in receivables, net as of November 30, 2004, and August 31, 2004, were 29 days and 30 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.

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

     A tabular presentation of our contractual obligations at August 31, 2004 is provided in the “Liquidity and Capital Resources” portion of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first quarter of 2005.

     Contingencies. On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004 and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

     The U.S. Department of Education conducted a program review of University of Phoenix for the period of September 1998 through February 2004. In February 2004, the U.S. Department of Education released to us its program review report, in which the Department detailed proposed violations of federal law related to the improper tying of employee compensation to enrollment. The program review report explicitly invited and anticipated review and response by University of Phoenix. In September 2004, University of Phoenix reached an agreement with the U.S. Department of Education, which acknowledged no admission or concession of any liability, wrongdoing, or violation whatsoever by University of Phoenix, and settled all outstanding issues with the U.S. Department of Education, by payment to the U.S. Department of Education of $9.8 million. We are currently the subject of lawsuits filed by shareholders who allege violations of the securities laws related to these events.

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Two status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled in late January 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

     The U.S. Department of Education Office of the Inspector General (“OIG”) audited the administration of the federal student financial assistance programs in connection with educational programs provided pursuant to contractual arrangements between Institute for Professional Development and certain of its client institutions. In audit reports issued to eight client institutions, the OIG asserted that the client institutions violated the statutory prohibition on the use of incentive payments for recruiting by paying Institute for Professional Development a percentage of tuition revenue. The reports further suggest that Institute for Professional Development paid its employees in a manner that included incentive-based compensation even though Institute for Professional Development based its compensation plans for recruiters on factors or qualities that were not solely related to the success in securing enrollments. Additionally, the audit reports question the client institutions’ interpretation of the “12-hour rule.” In September 2004, Institute for Professional Development reached a negotiated settlement with the U.S. Department of Education for $4.4 million.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Stock repurchase program

     Our Board of Directors has previously authorized a program allocating up to $800.0 million of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. On October 1, 2004, an additional $500 million was approved, bringing the total funds authorized for repurchase as of November 30, 2004, to $1.3 billion. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. As of November 30, 2004, we had repurchased approximately 20,492,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $878.1 million. An additional 580,000 shares of Apollo Education Group Class A common stock were repurchased between December 1, 2004 and December 31, 2004 at a cost of approximately $46.7 million.

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

     At November 30, 2004, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. Availability under the line of credit was reduced by an outstanding letter of credit, for Western International University, in the amount of $40,000, expiring in March 2005. The line of credit is renewable annually, and any amounts borrowed under the line are payable upon its termination in February 2006.

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

     There were no significant changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Apollo to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004 and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Two status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled in late January 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Purchases of Apollo Education Group Class A common stock made by Apollo during the three months ended November 30, 2004 are as follows:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased	per Share	Programs	or Programs
September 1, 2004 - September 30, 2004	1,234,465	$76.88	1,234,465
October 1, 2004 - October 31, 2004	1,476,073	$69.42	1,476,073
November 1, 2004 - November 30, 2004	1,848,229	$65.98	1,848,229

Total	4,558,767	$70.05	4,558,767	$289,895,532

     Our Board of Directors initially authorized a program allocating $40 million in our funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999 an additional $20 million was approved, on October 25, 1999 an additional $40 million was approved, and on March 24, 2000 an additional $50 million was approved. Our Board of Directors authorized a program allocating an additional $150 million in our funds to repurchase shares of Apollo Education Group Class A common stock and, during the periods it was outstanding, University of Phoenix Online common stock on March 28, 2003 and on June 25, 2004 an additional $500 million was approved. Our Board of Directors authorized a program allocating an additional $500 million in our funds to repurchase shares of Apollo Education Group Class A common stock on October 1, 2004, bringing the total funds authorized for repurchase as of November 30, 2004 to $1.3 billion.

     While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of November 30, 2004, we had repurchased approximately 20,492,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $878.1 million. An additional 580,000 shares of Apollo Education Group Class A common stock were repurchased between December 1, 2004 and December 31, 2004 at a cost of approximately $46.7 million. There is no expiration date on the authorization of these funds and repurchases occur at our discretion.

Item 3. Defaults Upon Senior Securities

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information

     Our Audit Committee was recently notified that during the year ended August 31, 2004, PricewaterhouseCoopers (“PwC”) provided certain non-audit services related to property taxes on a “success-based” fee arrangement to Peter V. Sperling. No fees were paid to PwC by us or Mr. Sperling for these services. These non-audit services took place over a period in which PwC was engaged to audit additional segment information included in our financial statements for the years ended August 31, 2003 and 2002 as PwC was our independent auditor during these fiscal years.

     On June 27, 2003 PwC issued its Independence Standards Board Standard No. 1 independence letters to the Audit Committee of our Board of Directors and therein reported that it is independent under applicable standards in connection with its audit opinion for the financial statements contained in this report.

     As this fee arrangement potentially raises questions regarding PwC’s independence with respect to its performance of audit services, our Audit Committee has discussed with PwC its independence from us and has concluded that PwC has continuously maintained independence from us.

Item 6. Exhibits

Exhibits:

EXHIBIT 15.1	Letter in Lieu of Consent

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: January 10, 2005

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus

Daniel E. Bachus
Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson

Todd S. Nelson
Chairman of the Board, President, and Chief Executive Officer

EXHIBIT INDEX

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