Form 10-Q
period 2005-02-28
APOLLO GROUP INC
filed 2005-04-11
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2005

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

YES ☑       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☑       NO ☐

AT APRIL 7, 2005, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	181,160,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 15.1 –	Letter in Lieu of Consent
EXHIBIT 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 –	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 –	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 –	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2005	2004
(Dollars in thousands)
Assets:
Current assets
Cash and cash equivalents	$7,878	$156,669
Restricted cash	142,049	78,413
Auction-rate securities—restricted	85,650	106,050
Marketable securities	255,442	336,193
Receivables, net	171,238	146,497
Deferred tax assets, net	11,198	10,020
Income taxes receivable	14,220
Other current assets	22,946	20,842

Total current assets	710,621	854,684
Property and equipment, net	234,220	213,535
Marketable securities	176,165	316,743
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	29,296	47,520
Other assets (includes receivable from related party of $14,405 and $13,820 at February 28, 2005 and August 31, 2004, respectively)	28,923	26,853

Total assets	$1,216,321	$1,496,431

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$13,608	$12,703
Accounts payable	38,174	50,895
Accrued liabilities	50,884	69,481
Income taxes payable		11,856
Student deposits and current portion of deferred revenue	376,718	330,020

Total current liabilities	479,384	474,955
Deferred tuition revenue, less current portion	470	528
Long-term liabilities, less current portion	67,730	63,807

Total liabilities	547,584	539,290

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 and 187,567,000 issued at February 28, 2005 and August 31, 2004, respectively, and 181,944,000 and 187,567,000 outstanding at February 28, 2005 and August 31, 2004, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at February 28, 2005 and August 31, 2004	1	1
Additional paid-in capital		28,787
Apollo Education Group Class A treasury stock, at cost, 6,058,000 shares at February 28, 2005	(445,184)
Retained earnings	1,114,738	928,815
Accumulated other comprehensive loss	(921)	(565)

Total shareholders’ equity	668,737	957,141

Total liabilities and shareholders’ equity	$1,216,321	$1,496,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Revenues:
Tuition and other, net	$505,693	$396,862	$1,040,619	$808,671

Costs and expenses:
Instructional costs and services	221,635	181,104	439,052	355,991
Selling and promotional	121,016	87,390	241,601	169,029
General and administrative	23,499	20,087	44,687	40,695

	366,150	288,581	725,340	565,715

Income from operations	139,543	108,281	315,279	242,956
Interest income and other, net	3,855	4,574	8,417	8,731

Income before income taxes	143,398	112,855	323,696	251,687
Provision for income taxes	56,284	44,352	127,051	98,913

Net income	$87,114	$68,503	$196,645	$152,774

Income attributed to:
Apollo Education Group common stock	$87,114	$63,044	$196,645	$141,399

University of Phoenix Online common stock		$5,459		$11,375

Earnings per share attributed to Apollo Education Group common stock:

Basic income per share	$0.47	$0.36	$1.06	$0.80

Diluted income per share	$0.47	$0.35	$1.04	$0.79

Basic weighted average shares outstanding	183,742	176,279	185,056	176,188

Diluted weighted average shares outstanding	187,007	178,924	188,419	178,825

Earnings per share attributed to University of Phoenix Online common stock:

Basic income per share		$0.34		$0.72

Diluted income per share		$0.32		$0.66

Basic weighted average shares outstanding		15,907		15,882

Diluted weighted average shares outstanding		17,149		17,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
(In thousands)
Net income	$87,114	$68,503	$196,645	$152,774
Other comprehensive income:
Currency translation gain (loss)	190	162	(356)	(151)

Comprehensive income	$87,304	$68,665	$196,289	$152,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
				University of Phoenix				Apollo Education		University of
	Apollo Education Group			Online				Group Class A		Phoenix Online
	Class A Nonvoting		Class B Voting		Nonvoting		Additional	Treasury Stock					Accumulated Other	Total
		Stated		Stated		Stated	Paid-in		Stated		Stated	Retained	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Shares	Value	Shares	Value	Earnings	Income	Equity
(In thousands)
Six Months Ended February 29, 2004
Balance at August 31, 2003	175,286	$103	477	$1	15,659	$—	$293,650	2,103	$(27,100)	86	$(4,601)	$765,196	$(324)	$1,026,925
Stock issued under stock purchase plans					40		3,425	(37)	645					4,070
Stock issued under stock option plans					514		12,600	(979)	16,132	(86)	4,601			33,333
Tax benefits of stock options exercised							28,395							28,395
Treasury stock purchases					(253)			314	(20,843)	253	(17,175)			(38,018)
Currency translation adjustment													(151)	(151)
Net income												152,774		152,774

Balance at February 29, 2004	175,286	$103	477	$1	15,960	$—	$338,070	1,401	$(31,166)	253	$(17,175)	$917,970	$(475)	$1,207,328

	Apollo Education Group Common Stock
						Apollo Education Group Class A
	Class A Nonvoting		Class B Voting		Additional	Treasury Stock			Accumulated Other	Total
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Income	Equity

(In thousands)
Six Months Ended February 28, 2005
Balance at August 31, 2004	187,567	$103	477	$1	$28,787	—	$—	$928,815	$(565)	$957,141
Treasury stock purchases						7,409	(542,988)			(542,988)
Stock issued under stock purchase plans	41				4,920	(38)	2,757			7,677
Stock issued under stock option plans	394				(58,137)	(1,313)	95,047	(10,722)		26,188
Tax benefits of stock options exercised					24,430					24,430
Currency translation adjustment									(356)	(356)
Net income								196,645		196,645

Balance at February 28, 2005	188,002	$103	477	$1	$—	6,058	$(445,184)	$1,114,738	$(921)	$668,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2005	2004
(In thousands)
Cash flows provided by (used for) operating activities:
Net income	$196,645	$152,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,093	21,241
Amortization of investment premiums	2,196	3,026
Provision for uncollectible accounts	18,919	13,788
Deferred income taxes	17,046	(3,872)
Tax benefits of stock options exercised	24,430	28,395
Cash received for tenant improvements	1,263	1,314
Changes in assets and liabilities
Restricted cash	(63,636)	(23,909)
Receivables	(43,660)	(22,259)
Other assets	(4,132)	(2,589)
Accounts payable and accrued liabilities	(30,112)	10,193
Income taxes	(26,076)	4,264
Student deposits and deferred revenue	46,640	49,343
Other liabilities	1,689	1,787

Net cash provided by operating activities	166,305	233,496

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(43,897)	(29,538)
Purchase of land and buildings related to future Online expansion		(28,428)
Purchase of marketable securities	(18,961)	(486,145)
Maturities of marketable securities	238,094	293,402
Purchase of auction-rate securities—restricted	(46,000)	(31,000)
Maturities of auction-rate securities—restricted	66,400	24,160
Purchase of other assets	(1,253)	(1,606)

Net cash provided by (used for) investing activities	194,383	(259,155)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(542,988)	(20,843)
Issuance of Apollo Education Group Class A common stock	33,865	26,476
Purchase of University of Phoenix Online common stock		(17,175)
Issuance of University of Phoenix Online common stock		10,927

Net cash used for financing activities	(509,123)	(615)

Currency translation loss	(356)	(151)

Net decrease in cash and cash equivalents	(148,791)	(26,425)
Cash and cash equivalents at beginning of period	156,669	52,383

Cash and cash equivalents at end of period	$7,878	$25,958

Supplemental disclosure of non-cash investing activities
Tenant improvement allowances	$7,795	$9,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Operations

Apollo Group, Inc. (“Apollo” or the “Company”), through its wholly-owned subsidiaries: The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (the “College”), and Western International University, Inc. (“WIU”), has been providing higher education to working adults for over 25 years.

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 61 local campuses and 108 learning centers located in 34 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities at 23 campuses and 39 learning centers in 24 states.

The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs at local campuses in Arizona and worldwide through its computerized educational delivery system.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended February 28, 2005, and February 29, 2004, respectively.

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

Note 2. Significant Accounting Policies

Basis of presentation

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 28, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Principles of consolidation

The condensed consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Auction-rate securities

Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 90 days of the purchase. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer term investments. The Company had previously classified its auction-rate securities as held-to-maturity and as cash equivalents, restricted cash, short-term marketable securities, or long-term marketable securities based on the period from the purchase date to the first reset date. In the second quarter of 2005, the Company reclassified auction-rate securities from cash equivalents and restricted cash to short-term marketable securities because the underlying instruments have maturity dates exceeding three months. Additionally, the Company reclassified these securities to available-for-sale as the securities are not held to the maturity date of the underlying security. The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities for the auction-rate securities previously classified as cash equivalents and restricted cash. Prior periods have been reclassified to provide consistent presentation.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less. In addition, until the end of the second quarter of 2005, the Company’s restricted cash was also invested in auction-rate securities with auction or reset dates of between 7 and 90 days of the purchase. The auction-rate securities that would have been included in restricted cash at February 28, 2005, and August 31, 2004, are instead included in auction-rate securities—restricted.

Investments

Investments in marketable securities such as municipal bonds and U.S. government sponsored enterprises are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities, other than auction-rate securities, until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Revenues, receivables, and related liabilities

Approximately 93% and 95% of the Company’s tuition and other net revenues during the six months ended February 28, 2005, and February 29, 2004, respectively, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represented approximately 92% and 95% of consolidated tuition revenues during the six months ended February 28, 2005, and February 29, 2004, respectively. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $30.7 million (5.7% of gross revenues) and $13.3 million (3.2% of gross revenues) in the three months ended February 28, 2005, and February 29, 2004, respectively, and $49.0 million (4.5% of gross revenues) and $26.4 million (3.2% of gross revenues) in the six months ended February 28, 2005, and February 29, 2004, respectively.

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

Fair value of financial instruments

The carrying amount reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued liabilities, and student deposits and deferred revenue approximate fair value because of the short-term nature of these financial instruments. The carrying value of the receivable from related party reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Earnings per share

Prior to August 27, 2004, including the three and six months ended February 29, 2004, the Company presented basic and diluted earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock according to participation rights in undistributed earnings.

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

Basic earnings per share for University of Phoenix Online common stock for these periods was calculated by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the weighted average number of shares of University of Phoenix Online common stock outstanding. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to University of Phoenix Online common stock.

Beginning on August 28, 2004, including the three and six months ended February 28, 2005, the financial results of the Apollo Education Group common stock reflect the consolidated operations of the Apollo Group, Inc. Basic earnings per share is calculated using the weighted average number of Apollo Education Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

Leases

The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, the Company records a deferred rent liability on the Condensed Consolidated Balance Sheets and amortizes the items on a straight-line basis over the term of the lease as additions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Condensed Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and component of operating activities on the Condensed Consolidated Statements of Cash Flows. In the second quarter of 2005, the Company recorded additional leasehold improvements and deferred rent in its Condensed Consolidated Balance Sheets of $48.0 million and $44.2 million as of February 28, 2005, and August 31, 2004, respectively, to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases as of each date. The Company has also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect the tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities of $1.3 million in both of the six-month periods ending February 28, 2005, and February 29, 2004. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Condensed Consolidated Statements of Income.

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

Stock-based compensation

At February 28, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Condensed Consolidated Statements of Income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Apollo Education Group
Net income, as reported	$87,114	$63,044	$196,645	$141,399
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4,165)	(4,125)	(8,425)	(7,088)

Pro forma net income	$82,949	$58,919	$188,220	$134,311
Earnings per share:
Basic - as reported	$0.47	$0.36	$1.06	$0.80
Basic - pro forma	$0.45	$0.33	$1.02	$0.76
Diluted - as reported	$0.47	$0.35	$1.04	$0.79
Diluted - pro forma	$0.44	$0.33	$1.00	$0.75

University of Phoenix Online
Net income, as reported		$5,459		$11,375
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(171)		(280)

Pro forma net income		$5,288		$11,095
Earnings per share:
Basic - as reported		$0.34		$0.72
Basic - pro forma		$0.33		$0.70
Diluted - as reported		$0.32		$0.66
Diluted - pro forma		$0.31		$0.65

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Apollo Education Group
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	32.7%	31.1%	32.2%	35.9%
Risk-free interest rate	3.2%	2.6%	3.3%	3.2%
Expected lives (in years)	2.5	2.7	3.5	3.3
Weighted average fair value of options granted	$19.22	$15.62	$21.21	$17.82

The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for University of Phoenix Online:

For the Six
Months Ended
February 29, 2004
University of Phoenix Online
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	3.3%
Expected lives (in years)	3.4
Weighted average fair value of options granted	$20.79

No University of Phoenix Online stock options were granted in the three months ended February 29, 2004.

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

Recent accounting pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF No. 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. The Company does not believe that the adoption of EITF No. 03-1 will have a material impact on its financial condition or results of operations.

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

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	February 28,		August 31,
	2005		2004

	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$176,804	$177,309	$186,383	$186,380
U.S. government sponsored enterprises	19,245	19,450
Auction-rate preferred stock	56,150	56,150	142,225	142,224
Corporate obligations	2,535	2,533	7,610	7,589

Total current marketable securities	254,734	255,442	336,218	336,193

Classified as noncurrent:
Municipal bonds due in 1-5 years	91,695	92,349	180,887	180,731
U.S. government sponsored enterprises	66,168	67,991	96,523	97,452
Auction-rate preferred stock	2,000	2,000	25,300	25,300
Corporate obligations	13,581	13,825	13,294	13,260

Total noncurrent marketable securities	173,444	176,165	316,004	316,743

Total marketable securities	$428,178	$431,607	$652,222	$652,936

Receivables consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Trade receivables	$183,467	$153,895
Interest receivable	3,375	4,231

	186,842	158,126
Less allowance for doubtful accounts	(15,604)	(11,629)

Total receivables, net	$171,238	$146,497

Bad debt expense was $9.9 million and $7.1 million for the three months ended February 28, 2005, and February 29, 2004, respectively, and $19.0 million and $13.8 million for the six months ended February 28, 2005, and February 29, 2004, respectively. Write-offs, net of recoveries, were $7.9 million and $7.2 million for the three months ended February 28, 2005, and February 29, 2004, respectively, and $14.9 million and $12.2 million for the six months ended February 28, 2005, and February 29, 2004, respectively.

Property and equipment consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Furniture and equipment	$254,352	$229,221
Software	67,311	60,801
Leasehold improvements	70,015	61,068
Tenant improvement allowances	79,654	70,596
Land	14,900	14,683
Buildings	115	115

	486,347	436,484
Less accumulated depreciation and amortization	(252,127)	(222,949)

Property and equipment, net	$234,220	$213,535

Depreciation and amortization expense was $15.9 million and $12.7 million for the three months ended February 28, 2005, and February 29, 2004, respectively, and $31.0 million and $25.4 million for the six months ended February 28, 2005, and February 29, 2004, respectively.

Accrued liabilities consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Faculty pay, bonuses, and employee related benefits	$24,903	$29,841
Accrued advertising	12,345	15,560
Other accrued liabilities	13,636	24,080

Total accrued liabilities	$50,884	$69,481

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Student deposits	$252,469	$211,861
Current portion of deferred tuition revenue	110,600	102,784
Application fee revenue	7,110	9,479
Other deferred revenue	6,539	5,896

Total student deposits and current portion of deferred revenue	$376,718	$330,020

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

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Condensed Consolidated Balance Sheets as of February 28, 2005, and August 31, 2004. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Effective July 15, 1999, the Company entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by the Company (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). In addition, the Company has an option to acquire additional shares in Apollo International, Inc. The first educational offering under these agreements commenced in the Netherlands in September 1999. During the three and six-month periods ended February 28, 2005, and February 29, 2004, the Company received no revenue from Apollo International, Inc. for services rendered in connection with these contracts.

Effective September 2002, WIU entered into an agreement with Apollo International, Inc. that allows for WIU’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. WIU received revenue of $16,000 during each of the three-month periods ended February 28, 2005, and February 29, 2004, and $43,000 and $29,000 during the six-month periods ended February 28, 2005, and February 29, 2004, respectively, for services rendered in connection with this agreement.

Effective June 1, 1999, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2004, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $30,000 during the three-month periods ended February 28, 2005, and February 29, 2004, and $60,000 during the six-month periods ended February 28, 2005, and February 29, 2004.

The Company, on occasion, leases an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity were $81,000 and $120,000 during the three-month periods ended February 28, 2005, and February 29, 2004, respectively, and $237,000 and $192,000 during the six-month periods ended February 28, 2005, and February 29, 2004, respectively.

Note 5. Short-Term Borrowings

At February 28, 2005, the Company had no outstanding borrowings on its $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at the Company’s election. Availability under the line of credit was reduced by an outstanding letter of credit, for Western International University, in the amount of $40,000, expiring in March 2005. On March 31, 2005, the Company cancelled this line of credit. An unsecured letter of credit for Western International University, in the amount of $100,000, expiring in March 2006, is outstanding.

Note 6. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Deferred compensation discounted at 7.5%	$1,384	$1,351
Deferred rent	63,345	57,832
Deferred gain on sale-leasebacks and other contracts	15,007	17,060
Other long-term liabilities	1,602	267

Total long-term liabilities	81,338	76,510
Less current portion	(13,608)	(12,703)

Total long-term liabilities, net	$67,730	$63,807

Note 7. Income Taxes

The related components of the income tax provision are as follows, in thousands:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Current:
Federal	$43,342	$38,188	$90,917	$85,316
State and other	8,693	7,981	19,088	17,469

Total current	52,035	46,169	110,005	102,785

Deferred:
Federal	3,737	(1,591)	14,993	(3,392)
State and other	512	(226)	2,053	(480)

Total deferred	4,249	(1,817)	17,046	(3,872)

Total provision for income taxes	$56,284	$44,352	$127,051	$98,913

The income tax provision differs from the tax that would result from application of the statutory U.S. federal income tax rate as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8%	4.8%	4.8%	4.8%
Other, net	-0.5%	-0.5%	-0.5%	-0.5%

Effective income tax rate	39.3%	39.3%	39.3%	39.3%

Deferred tax assets and liabilities consist of the following, in thousands:

	February 28,	August 31,
	2005	2004

Gross deferred tax assets:
Allowance for doubtful accounts	$6,382	$4,805
Deferred tuition revenue	329	379
Reserves	1,718	4,083
Stock-based compensation	32,982	49,157
Sale-leaseback	4,806	5,074
Deferred tenant improvement allowances	19,106	17,571
Other	5,898	6,305

Total gross deferred tax assets	71,221	87,374

Gross deferred tax liabilities:
Amortization of cost in excess of fair value of assets purchased	6,311	6,134
Depreciation of fixed assets	22,408	21,713
Other	2,008	1,987

Total gross deferred tax liabilities	30,727	29,834

Net deferred tax assets	$40,494	$57,540

The conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options resulted in a non-cash stock-based compensation charge of $123.5 million. This deferred compensation is not deductible for income tax purposes until these options are exercised. Therefore, a deferred tax asset was established based on the value of the vested, but unexercised options. During the first six months of fiscal 2005, the deferred tax asset decreased by $16.2 million, as a result of some of these options being exercised during the period. The remaining deferred tax asset will be realized over subsequent periods as the remaining options are exercised.

Net deferred tax assets are reflected in the accompanying Condensed Consolidated Balance Sheets as follows, in thousands:

	February 28,	August 31,
	2005	2004

Current deferred tax assets, net	$11,198	$10,020
Noncurrent deferred tax assets, net	29,296	47,520

Net deferred tax assets	$40,494	$57,540

In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.

Note 8. Common Stock

The Board of Directors of Apollo has previously authorized a program allocating up to $1.3 billion in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock. While it was outstanding, the Company repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of February 28, 2005, the Company had repurchased approximately 23,341,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.1 billion. On March 25, 2005, the Board of Directors of Apollo approved an additional $250 million to repurchase shares of Apollo Education Group Class A common stock. An additional 594,000 shares of Apollo Education Group Class A common stock were repurchased between March 1, 2005, and March 31, 2005, at a cost of approximately $43.9 million.

Note 9. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Apollo Education Group	$87,114	$63,044	$196,645	$141,399
University of Phoenix Online		5,459		11,375

Net income	$87,114	$68,503	$196,645	$152,774

For the three and six months ended February 29, 2004, the earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	February 28,			February 29,
	2005			2004

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$87,114	183,742	$0.47	$63,044	176,279	$0.36
Effect of dilutive securities:
Stock options		3,265			2,645

Diluted net income per share	$87,114	187,007	$0.47	$63,044	178,924	$0.35

	For the Six Months Ended
	February 28,			February 29,
	2005			2004

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$196,645	185,056	$1.06	$141,399	176,188	$0.80
Effect of dilutive securities:
Stock options		3,363			2,637

Diluted net income per share	$196,645	188,419	$1.04	$141,399	178,825	$0.79

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 28, 2005, and February 29, 2004, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings in 2004) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options outstanding with respect to University of Phoenix Online common stock, is included.

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three and six months ended February 28, 2005, approximately 98,000 and 75,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and therefore their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the three and six months ended February 29, 2004, all stock options were included in the calculation as the exercise price of all stock options was less than the average share price for the quarter.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	February 29, 2004
		Weighted
		Average	Per Share
	Income	Shares	Amount

Basic net income per share	$5,459	15,907	$0.34
Effect of dilutive securities:
Stock options		1,242

Diluted net income per share	$5,459	17,149	$0.32

	For the Six Months Ended
	February 29, 2004
		Weighted
		Average	Per Share
	Income	Shares	Amount

Basic net income per share	$11,375	15,882	$0.72
Effect of dilutive securities:
Stock options		1,285

Diluted net income per share	$11,375	17,167	$0.66

Basic earnings per share of University of Phoenix Online common stock for the three and six months ended February 29, 2004, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the period. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options outstanding under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

Note 10. Commitments and Contingencies

On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of the Company who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of the Company who acquired their shares between March 12, 2004, and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for its issuance of allegedly materially false and misleading statements in connection with its failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from these actions.

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

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that the Company failed to pay overtime. Three status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for June 6, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Note 11. Segment Reporting

The Company operates exclusively in the educational industry providing higher education to working adults. The Company’s operations are aggregated into two reportable operating segments: the University of Phoenix segment and the Other Schools segment. Both segments are comprised of educational operations conducted in similar markets and produce similar economic results. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation. The Other Schools segment includes its other subsidiaries: Institute for Professional Development, Western International University, and the College for Financial Planning, which are not material to the Company’s overall results.

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

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three and six months ended February 28, 2005, and February 29, 2004, no individual customer accounted for more than 10% of our consolidated revenues.

Summary financial information by reportable segment is as follows, in thousands:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Tuition and other, net
University of Phoenix	$455,967	$374,826	$954,443	$761,440
Other Schools	49,357	21,724	85,124	46,267
Corporate	369	312	1,052	964

Total tuition and other, net	$505,693	$396,862	$1,040,619	$808,671

Income from operations:
University of Phoenix	$131,014	$106,311	$299,671	$234,940
Other Schools	8,228	2,415	14,668	8,422
Corporate	301	(445)	940	(406)

	139,543	108,281	315,279	242,956

Reconciling items:
Interest income and other, net	3,855	4,574	8,417	8,731

Income before income taxes	$143,398	$112,855	$323,696	$251,687

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Depreciation and Amortization:
University of Phoenix	$8,697	$7,521	$17,306	$15,200
Other Schools	995	730	1,811	1,451
Corporate	3,095	2,287	5,976	4,590

	$12,787	$10,538	$25,093	$21,241

Capital Expenditures:
University of Phoenix	$13,458	$40,256	$27,607	$49,822
Other Schools	896	568	1,497	1,044
Corporate	6,414	(9,092)	14,793	7,100

	$20,768	$31,732	$43,897	$57,966

	February 28,	August 31,
	2005	2004

Assets:
University of Phoenix	$984,800	$794,991
Other Schools	113,518	69,500
Corporate	118,003	631,940

	$1,216,321	$1,496,431

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Apollo Group, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheet of Apollo Group, Inc. and subsidiaries (the “Company”) as of February 28, 2005, and the related condensed consolidated statements of income and of comprehensive income for the three-month and six-month periods ended February 28, 2005, and February 29, 2004, and of changes in shareholders’ equity and cash flows for the six-month periods ended February 28, 2005, and February 29, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Apollo Group, Inc. and subsidiaries as of August 31, 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of August 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
April 8, 2005

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2004, included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the condensed consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and six-month periods ended February 28, 2005, and February 29, 2004, included in Item 1.

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

     Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including “Notes to Condensed Consolidated Financial Statements” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation: 1) new or revised interpretations of regulatory requirements that are or may become applicable to us; 2) changes in or new interpretations of applicable laws, rules, and regulations; 3) failure to maintain or renew required regulatory approvals, accreditation, or state authorizations by University of Phoenix or certain Institute for Professional Development client institutions; 4) failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs; 5) our ability to continue to attract and retain students; 6) our ability to successfully defend litigation claims; 7) our ability to protect our intellectual property and proprietary rights; 8) our ability to recruit and retain key personnel; 9) our ability to successfully manage economic conditions, including stock market volatility; and 10) other factors set forth in this Form 10-Q. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

OVERVIEW

     Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries: University of Phoenix, Institute for Professional Development, The College for Financial Planning, and Western International University. We currently offer our programs and services at 89 campuses and 150 learning centers in 39 states, Puerto Rico, and Vancouver, British Columbia. Our combined degree enrollment at February 28, 2005, was approximately 283,800. University of Phoenix is our largest subsidiary with its tuition revenues representing approximately 92% of consolidated tuition revenues during the six months ended February 28, 2005.

     University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 61 local campuses and 108 learning centers in 34 states, Puerto Rico, and Vancouver, British Columbia. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening seven to nine new campuses during 2005. In the first six months of 2005, five new University of Phoenix campuses were opened. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

     We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that

University of Phoenix Online has students located in more than 150 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while abroad. We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

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

     Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure, and, in some states, for authorization to operate as a degree-granting institution. The loss of accreditation would significantly reduce demand for our programs, as it would prohibit us from offering degrees and credits that are recognized and accepted by employers, other higher education institutions, and governmental entities. It would also render us ineligible to participate in federal financial aid programs.

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

CRITICAL ACCOUNTING POLICIES

     Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Condensed Consolidated Financial Statements” for the three and six months ended February 28, 2005, and February 29, 2004, included in this Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by us.

Revenue recognition

     Approximately 93% of our tuition and other net revenues during the first six months of 2005 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 92% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

     Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $30.7 million (5.7% of gross revenues) and $13.3 million (3.2% of gross revenues) in the three months ended February 28, 2005, and February 29, 2004, respectively, and $49.0 million (4.5% of gross revenues) and $26.4 million (3.2% of gross revenues) in the six months ended February 28, 2005, and February 29, 2004, respectively.

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

Income taxes

     Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.3% in both the first and second quarters of 2005 and 2004. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”). EITF No. 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF No. 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. We do not believe that the adoption of EITF No. 03-1 will have a material impact on our financial condition or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and, thus, will be effective for us beginning with the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS No. 123(R) on our financial condition and results of operations. See Note 2 in the “Notes to the Condensed Consolidated Financial Statements” for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

RESULTS OF OPERATIONS

     We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative. Instructional costs and services at University of Phoenix, Western International University, and the College for Financial Planning consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative salaries for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, and depreciation and amortization of property and equipment. University of Phoenix and Western International University faculty members are primarily contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at Institute for Professional Development consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for Institute for Professional Development-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of its client institutions. Costs related to the start-up of new campuses and learning centers are expensed as incurred.

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

     The following table sets forth our condensed consolidated statement of income data expressed as a percentage of tuition and other net revenues for the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	43.8	45.6	42.2	44.1
Selling and promotional	23.9	22.0	23.2	20.9
General and administrative	4.7	5.1	4.3	5.0

	72.4	72.7	69.7	70.0

Income from operations	27.6	27.3	30.3	30.0
Interest income and other, net	0.8	1.2	0.8	1.1

Income before income taxes	28.4	28.5	31.1	31.1
Provision for income taxes	11.2	11.2	12.2	12.2

Net income	17.2%	17.3%	18.9%	18.9%

THREE MONTHS ENDED FEBRUARY 28, 2005, COMPARED WITH THREE MONTHS ENDED FEBRUARY 29, 2004

     Tuition and other net revenues increased by 27.4% to $505.7 million in the three months ended February 28, 2005, from $396.9 million in the three months ended February 29, 2004, primarily due to a 25.6% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at Apollo Group, Inc., partially offset by an increase in tuition and other discounts of $17.4 million between periods. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the three months ended February 29, 2004, compared to the three months ended February 28, 2005.

     Tuition and other net revenues for the three months ended February 28, 2005, and February 29, 2004, consist primarily of $467.6 million and $372.2 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.7 million and $2.3 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 22.4% to $221.6 million in the three months ended February 28, 2005, from $181.1 million in the three months ended February 29, 2004, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $13.6 million, $8.5 million, $5.8 million, and $3.3 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 43.8% in the three months ended February 28, 2005, from 45.6% in the three months ended February 29, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 38.5% to $121.0 million in the three months ended February 28, 2005, from $87.4 million in the three months ended February 29, 2004, due primarily to additional advertising expenditures of $17.3 million, an increase in enrollment advisors’ compensation and related expenses of $12.9 million, and an increase in employee compensation and related expenses of $1.2 million. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 23.9% in the three months ended February 28, 2005, from 22.0% in the three months ended February 29, 2004, primarily as a result of an increase in advertising expenditures and enrollment advisors’ compensation and related expenses as a percentage of revenue of 1.3% and 0.6%, respectively, between periods.

     General and administrative expenses increased by 17.0% to $23.5 million in the three months ended February 28, 2005, from $20.1 million in the three months ended February 29, 2004, due primarily to small increases in various costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.7% in the three months ended February 28, 2005, from 5.1% in the three months ended February 29, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income and other decreased to $3.9 million in the three months ended February 28, 2005, from $4.6 million in the three months ended February 29, 2004. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods. Interest expense was $37,000 in both the three months ended February 28, 2005, and February 29, 2004.

     Our effective income tax rate was 39.3% in both the three months ended February 28, 2005, and February 29, 2004.

SIX MONTHS ENDED FEBRUARY 28, 2005, COMPARED WITH SIX MONTHS ENDED FEBRUARY 29, 2004

     Tuition and other net revenues increased by 28.7% to $1.041 billion in the six months ended February 28, 2005, from $808.7 million in the six months ended February 29, 2004, primarily due to a 26.1% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at Apollo Group, Inc., partially offset by an increase in tuition and other discounts of $22.6 million between periods. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the six months ended February 29, 2004, compared to the six months ended February 28, 2005.

     Tuition and other net revenues for the six months ended February 28, 2005, and February 29, 2004, consist primarily of $961.1 million and $759.8 million, respectively, of net tuition revenues from students enrolled in degree programs and $5.4 million and $4.4 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

     Instructional costs and services increased by 23.3% to $439.1 million in the six months ended February 28, 2005, from $356.0 million in the six months ended February 29, 2004, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $28.8 million, $16.8 million, $11.0 million, and $6.8 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 42.2% in the six months ended February 28, 2005, from 44.1% in the six months ended February 29, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

     Selling and promotional expenses increased by 42.9% to $241.6 million in the six months ended February 28, 2005, from $169.0 million in the six months ended February 29, 2004, due primarily to additional advertising expenditures of $42.8 million, an increase in enrollment advisors’ compensation and related expenses of $26.8 million, and an increase in employee compensation and related expenses of $4.9 million. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 23.2% in the six months ended February 28, 2005, from 20.9% in the six months ended February 29, 2004, primarily as a result of an increase in advertising expenditures and enrollment advisors’ compensation and related expenses as a percentage of revenue of 2.1% and 0.6%, respectively, between periods, partially offset by greater tuition and other net revenues being spread over a proportionately lower increase in the other selling and promotional expenses.

     General and administrative expenses increased by 9.8% to $44.7 million in the six months ended February 28, 2005, from $40.7 million in the six months ended February 29, 2004, due primarily to small increases in various costs. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.3% in the six months ended February 28, 2005, from 5.0% in the six months ended February 29, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

     Net interest income and other decreased to $8.4 million in the six months ended February 28, 2005, from $8.7 million in the six months ended February 29, 2004. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods. Interest expense was $59,000 and $40,000 in the six months ended February 28, 2005, and February 29, 2004, respectively.

     Our effective income tax rate was 39.3% in both the six months ended February 28, 2005, and February 29, 2004.

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

Balance sheet and cash flows

     Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $439.5 million as of February 28, 2005, a decrease of $370.1 million or 45.7% from $809.6 million at August 31, 2004. The decrease was primarily a result of the repurchase of Apollo Education Group Class A common stock of $543.0 million, and capital expenditures of $43.9 million partially offset by cash provided by operating activities of $166.3 million, cash provided by the issuance of Apollo Education Group Class A common stock of $33.9 million, related to employee stock option exercises and employee stock purchases during the period, and net maturities of restricted auction-rate securities of $20.4 million.

     Restricted cash and restricted auction-rate securities. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 28, 2005, we had approximately $142.0 million and $85.7 million in these separate accounts, which are reflected in the Condensed Consolidated Balance Sheets as restricted cash and auction-rate securities—restricted, respectively, to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

     Capital expenditures. Capital expenditures decreased to $43.9 million during the six months ended February 28, 2005, from $58.0 million during the six months ended February 29, 2004, primarily due to the purchase of land, two buildings, and the capital improvements to the buildings totaling $28.4 million for future University of Phoenix Online expansion during the first six months of 2004. In June 2004, the two buildings were sold for $31.3 million and are being leased back under a ten-year lease agreement. Excluding the costs related to the land and buildings for future University of Phoenix Online expansion, capital expenditures increased to $43.9 million for the six months ended February 28, 2005, from $29.5 million for the six months ended February 29, 2004, due to normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. Total purchases of property and equipment for the year ended August 31, 2005, are expected to range from $90 to $100 million. These expenditures will primarily be related to new campuses and learning centers, increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business, and the construction of a second data center to be completed in 2005. Total construction costs for this data center are estimated to be $14.1 million, of which $1.6 million had been incurred as of February 28, 2005.

     We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

     Accounts receivable, net. Accounts receivable, net was $171.2 million and $146.5 million as of February 28, 2005, and August 31, 2004, respectively. Days sales outstanding (“DSO”) in receivables, net as of February 28, 2005, and August 31, 2004, were 31 days and 30 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.

Commitments and contingencies

     Leases. We currently lease the majority of our administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the Condensed Consolidated Balance Sheet and amortize the items on a straight-line basis over the term of the lease as additions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as we do not believe that the renewal of the option is reasonably assured. We are required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, we initiated a review of our lease-related accounting and determined that our previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. We have historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Condensed Consolidated Balance Sheet and capital expenditures in investing activities on the Condensed Consolidated Statement of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Condensed Consolidated Balance Sheet and as both an investing activity (addition to property and equipment) and component of operating activities on the Condensed Consolidated Statement of Cash Flows. In the second quarter of 2005, we recorded additional leasehold improvements and deferred rent in our Condensed Consolidated Balance Sheets of $48.0 million and $44.2 million as of February 28, 2005, and August 31, 2004, respectively, to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases as of each date. We also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect the tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities of $1.3 million in both of the six-month periods ending February 28, 2005, and February 29, 2004. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Condensed Consolidated Statements of Income.

     A tabular presentation of our contractual obligations at August 31, 2004, is provided in the “Liquidity and Capital Resources” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first six months of 2005.

     Contingencies. On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004, and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Three status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for June 6, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Stock repurchase program

     Our Board of Directors has previously authorized a program allocating up to $1.3 billion of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. As of February 28, 2005, we had repurchased approximately 23,341,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.1 billion. On March 25, 2005, our Board of Directors approved an additional $250 million to repurchase shares of Apollo Education Group Class A common stock. An additional 594,000 shares of Apollo Education Group Class A common stock were repurchased between March 1, 2005, and March 31, 2005, at a cost of approximately $43.9 million.

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

     At February 28, 2005, we had no outstanding borrowings on our $10.0 million line of credit. Borrowings under the line of credit bear interest at LIBOR plus .75% or prime at our election. Availability under the line of credit was reduced by an outstanding letter of credit, for Western International University, in the amount of $40,000, expiring in March 2005. On March 31, 2005, we cancelled our line of credit. An unsecured letter of credit for Western International University, in the amount of $100,000, expiring in March 2006, is outstanding.

IMPACT OF INFLATION

     Inflation has not had a significant impact on our historical operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. We intend to hold all securities, other than auction-rate securities, to maturity. The fair value of our portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due primarily to the short-term nature of the portfolio. We do not hold or issue derivative financial instruments.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-

15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is gathered, analyzed, and disclosed on a timely basis.

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

     The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for our fiscal year ending August 31, 2005. In order to comply with the Act, we are currently undergoing a comprehensive effort, which includes the documentation and testing of internal controls. During the course of these activities, we have identified certain internal control issues which management believes should be improved. However, to date we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board (United States). We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. These planned improvements include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls, and additional monitoring controls. Any further internal control issues identified by our continued compliance efforts will be addressed accordingly.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed this class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004, and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seek certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contend that we failed to pay overtime. Three status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for June 6, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Purchases of Apollo Education Group Class A common stock made by Apollo during the three months ended February 28, 2005, are as follows:

			Total Number of
			Shares Purchased as	Approximate Dollar Value
			Part of Publicly	of Shares that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased	per Share	Programs	or Programs
December 1, 2004 - December 31, 2004	580,109	$80.48	580,109
January 1, 2005 - January 31, 2005	1,223,789	$79.23	1,223,789
February 1, 2005 - February 28, 2005	1,046,056	$76.49	1,046,056

Total	2,849,954	$78.48	2,849,954	$66,229,176

     Our Board of Directors initially authorized a program allocating $40 million in our funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999, an additional $20 million was approved, on October 25, 1999, an additional $40 million was approved, and on March 24, 2000, an additional $50 million was approved. Our Board of Directors authorized a program allocating an additional $150 million in our funds to repurchase shares of Apollo Education Group Class A common stock and, during the periods it was outstanding, University of Phoenix Online common stock on March 28, 2003, and on June 25, 2004, an additional $500 million was approved. Our Board of Directors authorized a program allocating an additional $500 million in our funds to repurchase shares of Apollo Education Group Class A common stock on October 1, 2004, bringing the total funds authorized for repurchase to $1.3 billion as of February 28, 2005. On March 25, 2005, our Board of Directors approved an additional $250 million to repurchase shares of Apollo Education Group Class A common stock.

     While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of February 28, 2005, we had repurchased approximately 23,341,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.1 billion. An additional 594,000 shares of Apollo Education Group Class A common stock were repurchased between March 1, 2005, and March 31, 2005, at a cost of approximately $43.9 million. There is no expiration date on the authorization of these funds and repurchases occur at our discretion.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On January 20, 2005, our Class B common stock shareholders acted by unanimous written consent in lieu of an annual meeting. Pursuant to the unanimous written consent, the Class B shareholders elected as Class III directors, to hold office until the 2008 annual meeting of shareholders: Todd S. Nelson, Peter V. Sperling, and John Blair.

Item 5. Other Information

     Not Applicable

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
Date: April 11, 2005
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