Form 10-Q
period 2005-05-31
APOLLO GROUP INC
filed 2005-07-11
CIK 929887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 2005

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☑	NO ☐

AT JULY 5, 2005, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	180,067,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

EXHIBIT 10.13d –	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2005
EXHIBIT 15.1 –	Letter in Lieu of Consent
EXHIBIT 31.1 –	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 –	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 –	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 –	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2005	2004
(Dollars in thousands)
Assets:
Current assets
Cash and cash equivalents	$68,775	$156,669
Restricted cash	240,483	78,413
Auction-rate securities—restricted		106,050
Marketable securities	248,881	336,193
Receivables, net	180,916	146,497
Deferred tax assets, net	12,541	10,020
Other current assets	21,783	20,842

Total current assets	773,379	854,684
Property and equipment, net	257,740	212,205
Marketable securities	137,113	316,743
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	27,900	47,520
Other assets (includes receivable from related party of $14,622 and $13,820 at May 31, 2005 and August 31, 2004, respectively)	28,169	26,853

Total assets	$1,261,397	$1,495,101

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$16,101	$14,218
Accounts payable	41,893	50,895
Accrued liabilities	51,254	69,481
Income taxes payable	41,802	11,856
Student deposits and current portion of deferred revenue	364,233	323,332

Total current liabilities	515,283	469,782
Deferred tuition revenue, less current portion	460	528
Long-term liabilities, less current portion	77,709	67,650

Total liabilities	593,452	537,960

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 and 187,567,000 issued at May 31, 2005 and August 31, 2004, respectively, and 180,071,000 and 187,567,000 outstanding at May 31, 2005 and August 31, 2004, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at May 31, 2005 and August 31, 2004	1	1
Additional paid-in capital		28,787
Apollo Education Group Class A treasury stock, at cost, 7,931,000 shares at May 31, 2005	(580,058)
Retained earnings	1,248,728	928,815
Accumulated other comprehensive loss	(829)	(565)

Total shareholders’ equity	667,945	957,141

Total liabilities and shareholders’ equity	$1,261,397	$1,495,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Revenues:
Tuition and other, net	$619,011	$496,999	$1,659,630	$1,305,670

Costs and expenses:
Instructional costs and services	243,232	196,026	682,284	552,017
Selling and promotional	118,153	103,287	359,754	272,316
General and administrative	29,323	22,849	74,010	63,544

	390,708	322,162	1,116,048	887,877

Income from operations	228,303	174,837	543,582	417,793
Interest income and other, net	3,984	4,886	12,401	13,617

Income before income taxes	232,287	179,723	555,983	431,410
Provision for income taxes	90,449	70,387	217,500	169,300

Net income	$141,838	$109,336	$338,483	$262,110

Income attributed to:
Apollo Education Group common stock	$141,838	$101,103	$338,483	$242,502

University of Phoenix Online common stock		$8,233		$19,608

Earnings per share attributed to Apollo Education Group common stock:

Basic income per share	$0.78	$0.57	$1.84	$1.38

Diluted income per share	$0.77	$0.56	$1.81	$1.35

Basic weighted average shares outstanding	181,461	176,554	183,857	176,310

Diluted weighted average shares outstanding	184,322	179,360	187,053	179,004

Earnings per share attributed to University of Phoenix Online common stock:

Basic income per share		$0.51		$1.23

Diluted income per share		$0.48		$1.14

Basic weighted average shares outstanding		15,987		15,917

Diluted weighted average shares outstanding		17,226		17,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
(In thousands)
Net income	$141,838	$109,336	$338,483	$262,110
Other comprehensive income:
Currency translation gain (loss)	92	82	(264)	(69)

Comprehensive income	$141,930	$109,418	$338,219	$262,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock
					University of Phoenix			Apollo Education		University of
	Apollo Education Group				Online			Group Class A		Phoenix Online
	Class A Nonvoting		Class B Voting		Nonvoting		Additional	Treasury Stock					Accumulated Other	Total
		Stated		Stated		Stated	Paid-in		Stated		Stated	Retained	Comprehensive	Shareholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Shares	Value	Shares	Value	Earnings	Income	Equity
(In thousands)
Nine Months Ended May 31, 2004
Balance at August 31, 2003	175,286	$103	477	$1	15,659	$—	$293,650	2,103	$(27,100)	86	$(4,601)	$765,196	$(324)	$1,026,925
Stock issued under stock purchase plans	57				60		4,003	(57)	1,090	(20)	1,369			6,462
Stock issued under stock option plans	1,199				593		8,257	(1,199)	21,287	(164)	9,898			39,442
Tax benefits of stock options exercised							36,337							36,337
Treasury stock purchases	(564)				(445)			564	(43,036)	445	(32,682)			(75,718)
Currency translation adjustment													(69)	(69)
Net income												262,110		262,110

Balance at May 31, 2004	175,978	$103	477	$1	15,867	$—	$342,247	1,411	$(47,759)	347	$(26,016)	$1,027,306	$(393)	$1,295,489

	Apollo Education Group Common Stock
						Apollo Education Group
	Class A Nonvoting		Class B Voting		Additional	Class A Treasury Stock			Accumulated Other	Total
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Income	Equity
(In thousands)
Nine Months Ended May 31, 2005
Balance at August 31, 2004	187,567	$103	477	$1	$28,787	—	$—	$928,815	$(565)	$957,141
Treasury stock purchases						9,568	(698,851)			(698,851)
Stock issued under stock purchase plans	41				4,518	(80)	5,862			10,380
Stock issued under stock option plans	394				(61,571)	(1,557)	112,931	(18,570)		32,790
Tax benefits of stock options exercised					28,266					28,266
Currency translation adjustment									(264)	(264)
Net income								338,483		338,483

Balance at May 31, 2005	188,002	$103	477	$1	$—	7,931	$(580,058)	$1,248,728	$(829)	$667,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	May 31,
	2005	2004
(In thousands)
Cash flows provided by (used for) operating activities:
Net income	$338,483	$262,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,157	32,511
Amortization of investment premiums	3,023	4,640
Provision for uncollectible accounts	30,180	19,490
Deferred income taxes	17,099	(5,286)
Tax benefits of stock options exercised	28,266	36,337
Cash received for tenant improvements	1,263	1,433
Non-cash early occupancy expense	2,877
Changes in assets and liabilities
Restricted cash	(162,070)	(5,862)
Receivables	(64,599)	(32,020)
Other assets	(3,181)	(5,032)
Accounts payable and accrued liabilities	(26,023)	24,159
Income taxes	29,946	27,362
Student deposits and deferred revenue	42,247	50,239
Other liabilities	3,879	2,744

Net cash provided by operating activities	280,547	412,825

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(80,755)	(53,088)
Purchase of land and buildings related to future Online expansion		(32,080)
Purchase of marketable securities	(39,211)	(807,535)
Maturities of marketable securities	303,130	499,013
Purchase of auction-rate securities—restricted	(46,000)	(55,715)
Maturities of auction-rate securities—restricted	152,050	30,660
Purchase of other assets	(1,710)	(1,847)

Net cash provided by (used for) investing activities	287,504	(420,592)

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(698,851)	(43,036)
Issuance of Apollo Education Group Class A common stock	43,170	32,655
Purchase of University of Phoenix Online common stock		(32,682)
Issuance of University of Phoenix Online common stock		13,249

Net cash used for financing activities	(655,681)	(29,814)

Currency translation loss	(264)	(69)

Net decrease in cash and cash equivalents	(87,894)	(37,650)
Cash and cash equivalents at beginning of period	156,669	52,383

Cash and cash equivalents at end of period	$68,775	$14,733

Supplemental disclosure of non-cash investing activities
Tenant improvement allowances	$12,576	$14,627

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

University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 62 local campuses and 109 learning centers located in 34 states, Puerto Rico, Alberta, and British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.

IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities at 23 campuses and 38 learning centers in 24 states.

The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.

WIU, which is accredited by HLC, currently offers undergraduate and graduate degree programs at local campuses in Arizona and worldwide through its computerized educational delivery system.

This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2005 and 2004 refer to the periods ended May 31, 2005 and 2004, respectively.

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

Note 2. Significant Accounting Policies

Basis of presentation

The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended May 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

Auction-rate securities

Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 90 days of the purchase. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer term investments. Prior to the second quarter of 2005, the Company had classified its auction-rate securities as held-to-maturity and as cash equivalents, restricted cash, short-term marketable securities, or long-term marketable securities based on the period from the purchase date to the first reset date. Beginning in the second quarter of 2005, the Company began classifying auction-rate securities that had previously been classified as cash equivalents and restricted cash as short-term marketable securities because the underlying instruments have maturity dates exceeding three months. Additionally, the Company began classifying these securities as available-for-sale as the securities are not held to the maturity date of the underlying security. The Company also revised the presentation of the Condensed Consolidated Statements of Cash Flows beginning in the second quarter of 2005 to reflect the gross purchases and sales of these securities as investing activities for the auction-rate securities previously classified as cash equivalents and restricted cash. Prior periods have been reclassified to provide consistent presentation.

Restricted cash

The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Condensed Consolidated Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less. In addition, until the end of the second quarter of 2005, the Company’s restricted cash was also invested in auction-rate securities with auction or reset dates of between 7 and 90 days of the purchase. The auction-rate securities that would have been included in restricted cash at August 31, 2004, are instead included in auction-rate securities—restricted.

Investments

Investments in marketable securities such as municipal bonds and U.S. government-sponsored enterprises are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities, other than auction-rate securities, until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Condensed Consolidated Balance Sheets.

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

Revenues, receivables, and related liabilities

Approximately 93% and 94% of the Company’s tuition and other net revenues during the nine months ended May 31, 2005 and 2004, respectively, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represented approximately 91% and 95% of consolidated tuition revenues during the nine months ended May 31, 2005 and 2004, respectively. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $29.2 million (4.5% of gross revenues) and $15.5 million (3.0% of gross revenues) in the three months ended May 31, 2005 and 2004, respectively, and $78.3 million (4.5% of gross revenues) and $41.9 million (3.1% of gross revenues) in the nine months ended May 31, 2005 and 2004, respectively.

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

Fair value of financial instruments

The carrying amount reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted cash, auction-rate securities—restricted, marketable securities, accounts receivable, accounts payable, accrued liabilities, and student deposits and deferred revenue approximate fair value because of the short-term nature of these financial instruments. The carrying value of the receivable from related party reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Earnings per share

Prior to August 27, 2004, including the three and nine months ended May 31, 2004, the Company presented basic and diluted earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock using the two-class method. The two-class method is an earnings allocation formula that determines the earnings per share for Apollo Education Group common stock and University of Phoenix Online common stock according to participation rights in undistributed earnings.

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

Beginning on August 28, 2004, including the three and nine months ended May 31, 2005, the financial results of the Apollo Education Group common stock reflect the consolidated operations of the Apollo Group, Inc. Basic earnings per share is calculated using the weighted average number of Apollo Education Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options issuable under Apollo Group, Inc. incentive plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Condensed Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Condensed Consolidated Statements of Cash Flows. In the second quarter of 2005, the Company recorded additional leasehold improvements and deferred rent in its Condensed Consolidated Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases. The Company also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Condensed Consolidated Statements of Income. As of May 31, 2005, the Company has unamortized tenant improvement allowances of $48.4 million.

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

Stock-based compensation

At May 31, 2005, the Company has four stock-based employee compensation plans, which are described more fully in Note 10 in the “Notes to Consolidated Financial Statements” for the year ended August 31, 2004, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for those plans. Stock-based employee compensation expense is not reflected in the Condensed Consolidated Statements of Income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation is as follows, in thousands, except per share amounts:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Apollo Education Group
Net income, as reported	$141,838	$101,103	$338,483	$242,502
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,529)	(3,784)	(11,954)	(10,872)

Pro forma net income	$138,309	$97,319	$326,529	$231,630
Earnings per share:
Basic — as reported	$0.78	$0.57	$1.84	$1.38
Basic — pro forma	$0.76	$0.55	$1.78	$1.31
Diluted — as reported	$0.77	$0.56	$1.81	$1.35
Diluted — pro forma	$0.75	$0.54	$1.74	$1.29

University of Phoenix Online
Net income, as reported		$8,233		$19,608
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects		(172)		(452)

Pro forma net income		$8,061		$19,156
Earnings per share:
Basic — as reported		$0.51		$1.23
Basic — pro forma		$0.50		$1.20
Diluted — as reported		$0.48		$1.14
Diluted — pro forma		$0.47		$1.12

The effects of applying SFAS No. 123 in the above pro forma disclosures are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended	For the Nine Months Ended
	May 31,	May 31,
	2004	2005	2004
Apollo Education Group
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.9%	32.2%	35.9%
Risk-free interest rate	2.9%	3.3%	3.2%
Expected lives (in years)	3.7	3.5	3.3
Weighted average fair value of options granted	$21.40	$21.21	$17.83

No Apollo Education Group Class A stock options were granted in the three months ended May 31, 2005.

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

No University of Phoenix Online stock options were granted in the three months ended May 31, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

The Company is currently evaluating the impact of SFAS 123(R) on its operating results and financial condition. The pro forma information above presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Company’s assessment of the estimated compensation charges is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors. The Company is currently assessing various valuation methods and will finalize its selection of a valuation method prior to adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

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

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

Note 3. Balance Sheet Components

Marketable securities consist of the following, in thousands:

	May 31,		August 31,
	2005		2004
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$144,305	$144,925	$186,383	$186,380
U.S. government-sponsored enterprises	36,094	36,449
Auction-rate preferred stock	60,165	60,200	142,225	142,224
Corporate obligations	7,306	7,307	7,610	7,589

Total current marketable securities	247,870	248,881	336,218	336,193

Classified as noncurrent:
Municipal bonds due in 1-5 years	74,344	75,105	180,887	180,731
U.S. government-sponsored enterprises	49,301	50,995	96,523	97,452
Auction-rate preferred stock	2,000	2,000	25,300	25,300
Corporate obligations	8,078	9,013	13,294	13,260

Total noncurrent marketable securities	133,723	137,113	316,004	316,743

Total marketable securities	$381,593	$385,994	$652,222	$652,936

Receivables consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Trade receivables	$194,728	$153,895
Interest receivable	4,132	4,231

	198,860	158,126
Less allowance for doubtful accounts	(17,944)	(11,629)

Total receivables, net	$180,916	$146,497

Bad debt expense was $11.3 million and $5.7 million for the three months ended May 31, 2005 and 2004, respectively, and $30.3 million and $19.5 million for the nine months ended May 31, 2005 and 2004, respectively. Write-offs, net of recoveries, were $9.0 million and $6.6 million for the three months ended May 31, 2005 and 2004, respectively, and $23.9 million and $18.8 million for the nine months ended May 31, 2005 and 2004, respectively.

Property and equipment consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Furniture and equipment	$271,113	$229,221
Software	68,151	60,801
Leasehold improvements	88,616	61,068
Tenant improvement allowances	85,780	72,075
Land	14,939	14,683
Buildings	86	115

	528,685	437,963
Less accumulated depreciation and amortization	(270,945)	(225,758)

Property and equipment, net	$257,740	$212,205

Depreciation and amortization expense was $16.6 million and $13.4 million for the three months ended May 31, 2005 and 2004, respectively, and $47.8 million and $39.0 million for the nine months ended May 31, 2005 and 2004, respectively.

Accrued liabilities consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Faculty pay, bonuses, and employee related benefits	$25,799	$29,841
Accrued advertising	10,930	15,560
Other accrued liabilities	14,525	24,080

Total accrued liabilities	$51,254	$69,481

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Student deposits	$245,341	$211,861
Current portion of deferred tuition revenue	112,478	101,992
Application fee revenue	6,414	9,479

Total student deposits and current portion of deferred revenue	$364,233	$323,332

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

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Condensed Consolidated Balance Sheets as of May 31, 2005, and August 31, 2004. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.

Effective July 15, 1999, the Company entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by the Company (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). In addition, the Company has an option to acquire additional shares in Apollo International, Inc. The first educational offering under these agreements commenced in the Netherlands in September 1999. During the three and nine months ended May 31, 2005 and 2004, the Company received no revenue from Apollo International, Inc. for services rendered in connection with these contracts.

Effective September 2002, WIU entered into an agreement with Apollo International, Inc. that allows for WIU’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. WIU received revenue of $ 18,000 and $0 during the three months ended May 31, 2005 and 2004, respectively, and $61,000 and $29,000 during the nine months ended May 31, 2005 and 2004, respectively, for services rendered in connection with this agreement.

Effective June 1, 1999, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2005, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $30,000 during the three-month periods ended May 31, 2005 and 2004, and $90,000 during the nine-month periods ended May 31, 2005 and 2004.

The Company, on occasion, leases an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity were $78,000 and $222,000 during the three-month periods ended May 31, 2005 and 2004, respectively, and $315,000 and $414,000 during the nine-month periods ended May 31, 2005 and 2004, respectively.

Note 5. Long-Term Liabilities

Long-term liabilities consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Deferred compensation discounted at 7.5%	$1,400	$1,351
Deferred rent and other lease rebates	76,883	63,190
Deferred gain on sale-leasebacks and other contracts	14,188	17,060
Other long-term liabilities	1,339	267

Total long-term liabilities	93,810	81,868
Less current portion	(16,101)	(14,218)

Total long-term liabilities, net	$77,709	$67,650

Note 6. Income Taxes

The related components of the income tax provision are as follows, in thousands:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Current:
Federal	$76,103	$57,761	$167,020	$143,077
State and other	14,293	14,040	33,381	31,509

Total current	90,396	71,801	200,401	174,586

Deferred:
Federal	26	(1,239)	15,019	(4,631)
State and other	27	(175)	2,080	(655)

Total deferred	53	(1,414)	17,099	(5,286)

Total provision for income taxes	$90,449	$70,387	$217,500	$169,300

The income tax provision differs from the tax that would result from application of the statutory U.S. federal income tax rate as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1%	5.0%	4.5%	5.0%
Other, net	-0.2%	-0.7%	-0.4%	-0.7%

Effective income tax rate	38.9%	39.2%	39.1%	39.2%

Deferred tax assets and liabilities consist of the following, in thousands:

	May 31,	August 31,
	2005	2004

Gross deferred tax assets:
Allowance for doubtful accounts	$7,307	$4,805
Deferred tuition revenue	280	379
Reserves	1,655	4,083
Stock-based compensation	32,220	49,157
Sale-leaseback	4,674	5,074
Deferred tenant improvement allowances	19,192	17,571
Other	5,688	6,305

Total gross deferred tax assets	71,016	87,374

Gross deferred tax liabilities:
Amortization of cost in excess of fair value of assets purchased	6,592	6,134
Depreciation of fixed assets	22,006	21,713
Other	1,977	1,987

Total gross deferred tax liabilities	30,575	29,834

Net deferred tax assets	$40,441	$57,540

The conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options resulted in a non-cash stock-based compensation charge of $123.5 million. This deferred compensation is not deductible for income tax purposes until these options are exercised. Therefore, a deferred tax asset was established based on the value of the vested, but unexercised options. During the first nine months of fiscal 2005, the deferred tax asset decreased by $16.9 million, as a result of some of these options being exercised during the period. The remaining deferred tax asset will be realized over subsequent periods as the remaining options are exercised.

Net deferred tax assets are reflected in the accompanying Condensed Consolidated Balance Sheets as follows, in thousands:

	May 31,	August 31,
	2005	2004

Current deferred tax assets, net	$12,541	$10,020
Noncurrent deferred tax assets, net	27,900	47,520

Net deferred tax assets	$40,441	$57,540

In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.

Note 7. Common Stock

The Board of Directors of Apollo has previously authorized a program allocating up to $1.55 billion in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock. While it was outstanding, the Company repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of May 31, 2005, the Company had repurchased approximately 25,500,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.26 billion.

Note 8. Earnings Per Share

Earnings attributable to different classes of the Company’s common stock are as follows, in thousands:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Apollo Education Group	$141,838	$101,103	$338,483	$242,502
University of Phoenix Online		8,233		19,608

Total deferred	$141,838	$109,336	$338,483	$262,110

For the three and nine months ended May 31, 2004, the earnings attributable to University of Phoenix Online common stock represent the portion of the earnings of University of Phoenix Online attributed to the shares of University of Phoenix Online common stock outstanding excluding Apollo Education Group’s retained interest in University of Phoenix Online.

A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	May 31,
	2005			2004
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$141,838	181,461	$0.78	$101,103	176,554	$0.57
Effect of dilutive securities:
Stock options		2,861			2,806

Diluted net income per share	$141,838	184,322	$0.77	$101,103	179,360	$0.56

	For the Nine Months Ended
	May 31,
	2005			2004
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$338,483	183,857	$1.84	$242,502	176,310	$1.38
Effect of dilutive securities:
Stock options		3,196			2,694

Diluted net income per share	$338,483	187,053	$1.81	$242,502	179,004	$1.35

Basic earnings per share for Apollo Education Group common stock for the three and nine months ended May 31, 2005 and 2004, were computed by dividing Apollo Education Group earnings (including its retained interest in University of Phoenix Online earnings in 2004) by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans, exclusive of options outstanding with respect to University of Phoenix Online common stock, is included.

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three and nine months ended May 31, 2005, approximately 109,000 and 81,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the three and nine months ended May 31, 2004, all stock options were included in the calculation as the exercise price of all stock options was less than the average share price for the quarter.

A reconciliation of the basic and diluted earnings per share computations for University of Phoenix Online common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	May 31, 2004
		Weighted
		Average	Per Share
	Income	Shares	Amount

Basic net income per share	$8,233	15,987	$0.51
Effect of dilutive securities:
Stock options		1,239

Diluted net income per share	$8,233	17,226	$0.48

	For the Nine Months Ended
	May 31, 2004
		Weighted
		Average	Per Share
	Income	Shares	Amount

Basic net income per share	$19,608	15,917	$1.23
Effect of dilutive securities:
Stock options		1,270

Diluted net income per share	$19,608	17,187	$1.14

Basic earnings per share of University of Phoenix Online common stock for the three and nine months ended May 31, 2004, were computed by dividing University of Phoenix Online earnings (excluding Apollo Education Group’s retained interest in University of Phoenix Online earnings) by the number of shares of University of Phoenix Online common stock outstanding during the period. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options outstanding under Apollo Group, Inc. incentive plans with respect to University of Phoenix Online common stock, is included.

Note 9. Commitments and Contingencies

On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of the Company who purchased its shares in August and September of 2004, filed the class action on behalf of itself and all shareholders of the Company who acquired their shares between March 12, 2004, and September 14, 2004, and sought certification as a class and monetary damages in unspecified amounts. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for its issuance of allegedly materially false and misleading statements in connection with its failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court has scheduled a hearing on the motion to dismiss for October 3, 2005. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from these actions.

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

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Four status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for September 12, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

An unsecured letter of credit for Western International University, in the amount of $492,500, expiring in March 2006, is outstanding.

Note 10. Segment Reporting

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

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three and nine months ended May 31, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenues.

Summary financial information by reportable segment is as follows, in thousands:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Tuition and other, net
University of Phoenix	$547,207	$471,101	$1,501,650	$1,232,882
Other Schools	71,591	25,942	156,715	72,209
Corporate	213	(44)	1,265	579

Total tuition and other, net	$619,011	$496,999	$1,659,630	$1,305,670

Income from operations:
University of Phoenix	$203,328	$169,913	$502,999	$405,194
Other Schools	24,863	5,122	39,531	13,544
Corporate	112	(198)	1,052	(945)

	228,303	174,837	543,582	417,793
Reconciling items:
Interest income and other, net	3,984	4,886	12,401	13,617

Income before income taxes	$232,287	$179,723	$555,983	$431,410

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004

Depreciation and Amortization:
University of Phoenix	$9,081	$7,755	$26,387	$22,955
Other Schools	1,098	710	2,909	2,161
Corporate	3,885	2,805	9,861	7,395

	$14,064	$11,270	$39,157	$32,511

Capital Expenditures:
University of Phoenix	$11,467	$16,537	$39,074	$66,359
Other Schools	528	306	2,025	1,350
Corporate	24,863	10,359	39,656	17,459

	$36,858	$27,202	$80,755	$85,168

	May 31,	August 31,
	2005	2004

Assets:
University of Phoenix	$718,133	$792,853
Other Schools	109,429	70,467
Corporate	433,835	631,781

	$1,261,397	$1,495,101

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Apollo Group, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheet of Apollo Group, Inc. and subsidiaries (the “Company”) as of May 31, 2005, and the related condensed consolidated statements of income and of comprehensive income for the three-month and nine-month periods ended May 31, 2005 and 2004, and of changes in shareholders’ equity and cash flows for the nine-month periods ended May 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
July 8, 2005

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes of Apollo Group, Inc. for the fiscal year ended August 31, 2004, included in our Form 10-K as filed with the Securities and Exchange Commission, as well as in conjunction with the condensed consolidated financial statements and related notes of Apollo Group, Inc. for the three-month and nine-month periods ended May 31, 2005 and 2004, included in Item 1.

          This Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” include, but are not limited to, statements such as: 1) total purchases of property and equipment for the year ended August 31, 2005, are expected to range from $95 to $105 million; 2) we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; 3) while the outcome of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions; and 4) University of Phoenix currently plans on opening eight to ten new campuses during 2005. These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance.

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

OVERVIEW

          Apollo Group, Inc. has been providing higher education to working adults for over 25 years. We operate through our subsidiaries: University of Phoenix, Institute for Professional Development, The College for Financial Planning, and Western International University. We currently offer our programs and services at 90 campuses and 150 learning centers in 39 states, Puerto Rico, Alberta, and British Columbia. Our combined degree enrollment at May 31, 2005, was approximately 295,500. University of Phoenix is our largest subsidiary with its tuition revenues representing approximately 91% of consolidated tuition revenues during the nine months ended May 31, 2005.

          University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 62 local campuses and 109 learning centers in 34 states, Puerto Rico, Alberta, and British Columbia. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States and Canada. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening eight to ten new campuses during 2005. In the first nine months of 2005, six new University of Phoenix campuses were opened. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. We plan to continue expanding our distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs.

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

CRITICAL ACCOUNTING POLICIES

          Securities and Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the “Notes to Condensed Consolidated Financial Statements” for the three and nine months ended May 31, 2005 and 2004, included in this Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by us.

Revenue recognition

          Approximately 93% of our tuition and other net revenues during the first nine months of 2005 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include rEsource® fees, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues currently represent 91% of consolidated tuition revenues. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.

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

          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $29.2 million (4.5% of gross revenues) and $15.5 million (3.0% of gross revenues) in the three months ended May 31, 2005 and 2004, respectively, and $78.3 million (4.5% of gross revenues) and $41.9 million (3.1% of gross revenues) in the nine months ended May 31, 2005 and 2004, respectively.

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

Income taxes

          Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 38.9% and 39.2% in the three months ended May 31, 2005 and 2004, respectively, and 39.1% and 39.2% in the nine months ended May 31, 2005 and 2004, respectively. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes our current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R).

          We are currently evaluating the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 above presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors. We are currently assessing various valuation methods and will finalize our selection of a valuation method prior to adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

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

          In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.

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

          The following table sets forth our condensed consolidated statement of income data expressed as a percentage of tuition and other net revenues for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Revenues:
Tuition and other, net	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Instructional costs and services	39.3	39.4	41.1	42.3
Selling and promotional	19.1	20.8	21.7	20.8
General and administrative	4.7	4.6	4.4	4.9

	63.1	64.8	67.2	68.0

Income from operations	36.9	35.2	32.8	32.0
Interest income and other, net	0.6	1.0	0.7	1.0

Income before income taxes	37.5	36.2	33.5	33.0
Provision for income taxes	14.6	14.2	13.1	13.0

Net income	22.9%	22.0%	20.4%	20.0%

THREE MONTHS ENDED MAY 31, 2005, COMPARED WITH THREE MONTHS ENDED MAY 31, 2004

          Tuition and other net revenues increased by 24.5% to $619.0 million in the three months ended May 31, 2005, from $497.0 million in the three months ended May 31, 2004, primarily due to a 24.0% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at Apollo Group, Inc., partially offset by an increase in tuition and other discounts of $13.7 million between periods. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the three months ended May 31, 2004, compared to the three months ended May 31, 2005.

          Tuition and other net revenues for the three months ended May 31, 2005 and 2004, consist primarily of $576.6 million and $464.5 million, respectively, of net tuition revenues from students enrolled in degree programs and $3.0 million and $2.6 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 24.1% to $243.2 million in the three months ended May 31, 2005, from $196.0 million in the three months ended May 31, 2004, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $15.1 million, $10.3 million, $6.3 million, and $2.2 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 39.3% in the three months ended May 31, 2005, from 39.4% in the three months ended May 31, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services.

          Selling and promotional expenses increased by 14.4% to $118.2 million in the three months ended May 31, 2005, from $103.3 million in the three months ended May 31, 2004, due primarily to additional advertising expenditures of $5.0 million and an increase in enrollment advisors’ compensation and related expenses of $8.8 million. Selling and promotional expenses as a percentage of tuition and other net revenues decreased to 19.1% in the three months ended May 31, 2005, from 20.8% in the three months ended May 31, 2004, primarily as a result of the decreases in advertising expenditures and enrollment advisors’ compensation and related expenses as a percentage of revenue between periods of 1.0% and 0.6%, respectively.

          General and administrative expenses increased by 28.3% to $29.3 million in the three months ended May 31, 2005, from $22.8 million in the three months ended May 31, 2004, due primarily to non-cash early occupancy expenses and outside professional services fees related to Sarbanes-Oxley 404 testing of $2.9 million and $1.1 million, respectively, incurred during the three months ended May 31, 2005. General and administrative expenses as a percentage of tuition and other net revenues increased to 4.7% in the three months ended May 31, 2005, from 4.6% in the three months ended May 31, 2004, due primarily to non-cash early occupancy expenses and outside professional services fees related to Sarbanes-Oxley 404 testing of $2.9 million and $1.1 million, respectively, incurred during the three months ended May 31, 2005.

          Net interest income and other decreased to $4.0 million in the three months ended May 31, 2005, from $4.9 million in the three months ended May 31, 2004. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods. Interest expense was $43,000 and $20,000 in the three months ended May 31, 2005 and 2004, respectively.

          Our effective income tax rate decreased to 38.9% in the three months ended May 31, 2005, from 39.2% in the three months ended May 31, 2004, primarily as a result of state taxes.

NINE MONTHS ENDED MAY 31, 2005, COMPARED WITH NINE MONTHS ENDED MAY 31, 2004

          Tuition and other net revenues increased by 27.1% to $1.660 billion in the nine months ended May 31, 2005, from $1.306 billion in the nine months ended May 31, 2004, primarily due to a 25.4% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program) at Apollo Group, Inc., partially offset by an increase in tuition and other discounts of $36.4 million between periods. Most of our University of Phoenix campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the nine months ended May 31, 2004, compared to the nine months ended May 31, 2005.

          Tuition and other net revenues for the nine months ended May 31, 2005 and 2004, consist primarily of $1.538 billion and $1.224 billion, respectively, of net tuition revenues from students enrolled in degree programs and $8.4 million and $7.0 million, respectively, of net tuition revenues from students enrolled in non-degree programs.

          Instructional costs and services increased by 23.6% to $682.3 million in the nine months ended May 31, 2005, from $552.0 million in the nine months ended May 31, 2004, due primarily to increases in direct costs necessary to support the increase in degree student enrollments such as employee compensation and related expenses, faculty compensation, classroom lease expenses, and financial aid processing costs which increased $44.0 million, $27.1 million, $17.3 million, and $9.0 million, respectively. Instructional costs and services as a percentage of tuition and other net revenues decreased to 41.1% in the nine months ended May 31, 2005, from 42.3% in the nine months ended May 31, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets.

          Selling and promotional expenses increased by 32.1% to $359.8 million in the nine months ended May 31, 2005, from $272.3 million in the nine months ended May 31, 2004, due primarily to additional advertising expenditures of $47.8 million and an increase in enrollment advisors’ compensation and related expenses of $39.3 million. Selling and promotional expenses as a percentage of tuition and other net revenues increased to 21.7% in the nine months ended May 31, 2005, from 20.8% in the nine months ended May 31, 2004, primarily as a result of an increase in advertising expenditures as a percentage of revenue of 0.9% between periods.

          General and administrative expenses increased by 16.5% to $74.0 million in the nine months ended May 31, 2005, from $63.5 million in the nine months ended May 31, 2004, due primarily to non-cash early occupancy expenses and outside professional services fees related to Sarbanes-Oxley 404 testing of $2.9 million and $1.3 million, respectively, incurred during the three months ended May 31, 2005. General and administrative expenses as a percentage of tuition and other net revenues decreased to 4.4% in the nine months ended May 31, 2005, from 4.9% in the nine months ended May 31, 2004, due primarily to greater tuition and other net revenues being spread over the fixed costs related to various centralized functions such as information services, corporate accounting, and human resources.

          Net interest income and other decreased to $12.4 million in the nine months ended May 31, 2005, from $13.6 million in the nine months ended May 31, 2004. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods. Interest expense was $103,000 and $60,000 in the nine months ended May 31, 2005 and 2004, respectively.

          Our effective income tax rate was 39.1% and 39.2% in the nine months ended May 31, 2005 and 2004, respectively.

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

Balance sheet and cash flows

          Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $454.8 million as of May 31, 2005, a decrease of $354.8 million from $809.6 million at August 31, 2004. The decrease was primarily a result of the repurchase of Apollo Education Group Class A common stock of $698.9 million, and capital expenditures of $80.8 million partially offset by cash provided by operating activities of $280.5 million, cash provided by the issuance of Apollo Education Group Class A common stock of $43.2 million, related to employee stock option exercises and employee stock purchases during the period, and net maturities of restricted auction-rate securities of $106.1 million.

          Restricted cash and auction-rate securities. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of May 31, 2005, we had approximately $240.5 million in this separate account, which is reflected in the Condensed Consolidated Balance Sheets as restricted cash to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.

          Capital expenditures. Capital expenditures decreased to $80.8 million during the nine months ended May 31, 2005, from $85.2 million during the nine months ended May 31, 2004, primarily due to the purchase of land, two buildings, and the capital improvements to the buildings totaling $32.1 million for future University of Phoenix Online expansion during the first nine months of 2004. In June 2004, the two buildings were sold for $31.3 million and are being leased back under a ten-year lease agreement. Excluding the costs related to the land and buildings for future University of Phoenix Online expansion, capital expenditures increased to $80.8 million for the nine months ended May 31, 2005, from $53.1 million for the nine months ended May 31, 2004, due to costs incurred related to the construction of a second data center and normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. Total purchases of property and equipment for the year ended August 31, 2005, are expected to range from $95 to $105 million. These expenditures will primarily be related to new campuses and learning centers, increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business, and the construction of the second data center to be completed in 2005. Total construction costs for this data center of $14.3 million had been incurred as of May 31, 2005.

          We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

          Accounts receivable, net. Accounts receivable, net was $180.9 million and $146.5 million as of May 31, 2005, and August 31, 2004, respectively. Days sales outstanding (“DSO”) in receivables, net as of May 31, 2005, and August 31, 2004, were 31 days and 30 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.

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

          On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, we initiated a review of our lease-related accounting and determined that our previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. We have historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Condensed Consolidated Balance Sheets and capital expenditures in investing activities on the Condensed Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Condensed Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Condensed Consolidated Statements of Cash Flows. In the second quarter of 2005, we recorded additional leasehold improvements and deferred rent in our Condensed Consolidated Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases. We also revised the presentation of the Condensed Consolidated Statements of Cash Flows to reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Condensed Consolidated Statements of Income. As of May 31, 2005, we have unamortized tenant improvement allowances of $48.4 million.

          A tabular presentation of our contractual obligations at August 31, 2004, is provided in the “Liquidity and Capital Resources” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first nine months of 2005.

          Contingencies. On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed the class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004, and September 14, 2004, and sought certification as a class and monetary damages in unspecified amounts. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court has scheduled a hearing on the motion to dismiss for October 3, 2005. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

          On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Four status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for September 12, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Stock repurchase program

          Our Board of Directors has previously authorized a program allocating up to $1.55 billion of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. As of May 31, 2005, we had repurchased approximately 25,500,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.26 billion.

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

          An unsecured letter of credit for Western International University, in the amount of $492,500, expiring in March 2006, is outstanding.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. Plaintiff, a shareholder of Apollo who purchased its shares in August and September of 2004, filed the class action on behalf of itself and all shareholders of ours who acquired their shares between March 12, 2004, and September 14, 2004, and sought certification as a class and monetary damages in unspecified amounts. Plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court has scheduled a hearing on the motion to dismiss for October 3, 2005. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

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

          On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Four status conferences have occurred and the parties are now in the process of discovery. A continued status conference is scheduled for September 12, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Purchases of Apollo Education Group Class A common stock made by Apollo during the three months ended May 31, 2005, are as follows:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs
March 1, 2005 - March 31, 2005	593,887	$73.88	593,887
April 1, 2005 - April 30, 2005	873,171	$73.04	873,171
May 1, 2005 - May 31, 2005	691,467	$69.73	691,467

Total	2,158,525	$72.21	2,158,525	$160,364,798

          Our Board of Directors initially authorized a program allocating $40 million in our funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999, an additional $20 million was approved, on October 25, 1999, an additional $40 million was approved, and on March 24, 2000, an additional $50 million was approved. Our Board of Directors authorized a program allocating an additional $150 million in our funds to repurchase shares of Apollo Education Group Class A common stock and, during the periods it was outstanding, University of Phoenix Online common stock on March 28, 2003, and on June 25, 2004, an additional $500 million was approved. Our Board of Directors authorized programs allocating an additional $500 million and $250 million in our funds to repurchase shares of Apollo Education Group Class A common stock on October 1, 2004, and March 25, 2005, respectively, bringing the total funds authorized for repurchase to $1.55 billion as of May 31, 2005.

          While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. As of May 31, 2005, we had repurchased approximately 25,500,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.26 billion. There is no expiration date on the authorization of these funds and repurchases occur at our discretion.

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5. Other Information

          Not Applicable

Item 6. Exhibits

Exhibits:

EXHIBIT 10.13d	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2005

EXHIBIT 15.1	Letter in Lieu of Consent

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: July 11, 2005

	By:	/s/ Kenda B. Gonzales

Kenda B. Gonzales Chief Financial Officer, Secretary, and Treasurer

	By:	/s/ Daniel E. Bachus

Daniel E. Bachus Chief Accounting Officer and Controller

	By:	/s/ Todd S. Nelson

Todd S. Nelson Chairman of the Board, President, and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.13d	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2005

15.1	Letter in Lieu of Consent

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002