Form 10-K
period 2005-08-31
APOLLO GROUP INC
filed 2005-11-14
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2005
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).     YES ☑          NO ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).     YES ☐          NO ☑
      No shares of the Company’s Apollo Education Group Class B common stock, its voting stock, are held by non-affiliates. The holders of the Company’s Apollo Education Group Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Education Group Class A common stock held by non-affiliates as of February 28, 2005 (last day of the Registrant’s most recently completed second quarter), was approximately $10.6 billion.
      The number of shares outstanding for each of the Registrant’s classes of common stock, as of November 4, 2005, is as follows:

Apollo Education Group Class A common stock, no par value	175,917,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares
Documents Incorporated By Reference
      Portions of the Registrant’s Annual Report to Shareholders for the year ended August 31, 2005, are incorporated herein by reference into Part II. With the exception of those portions which are expressly incorporated by reference in this Annual Report on Form 10-K, the Apollo Group, Inc. 2005 Annual Report is not deemed filed as part of this report.

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-K

PART I
Item 1 — Business
Overview
      This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is incorporated by reference from our 2005 Annual Report, contain forward-looking statements regarding future events and future results of Apollo Group, Inc. (“Apollo Group”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” and those factors set forth in other reports that we file with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
      Apollo Group, Inc. has been providing higher education to working adults for almost 30 years. We operate through our subsidiaries: The University of Phoenix, Inc. (“University of Phoenix”), Western International University, Inc. (“Western International University”), Institute for Professional Development, and The College for Financial Planning, Inc. (the “College for Financial Planning”). The consolidated enrollment in our educational programs makes us the largest private institution of higher education in the United States. We currently offer our programs and services at 90 campuses and 154 learning centers in 39 states, Puerto Rico, Alberta, and British Columbia. Our combined degree enrollment at August 31, 2005, was approximately 307,400.
      University of Phoenix is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 63 local campuses and 112 learning centers in 34 states, Puerto Rico, Alberta, and British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers, which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality. Currently, approximately 45% of University of Phoenix’s students receive some level of tuition assistance from their employers. University of Phoenix is our largest subsidiary, with its tuition revenues currently representing approximately 89.4% of consolidated tuition revenues.
      Western International University is accredited by The Higher Learning Commission, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint ventures in China and India. Axia College of Western International University offers associate degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system. The Axia College program is designed for students with little or no college experience and offers small classes of less than 20 students and dedicated faculty who are specially trained in facilitating the online learning experience.
      Institute for Professional Development provides program development and management consulting services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. Institute for Professional Development provides these services at 23 campuses and 39 learning centers in 25 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal. Institute for Professional Development typically works with institutions that:

•	are interested in developing or expanding off-campus degree programs for working adults;

•	recognize that working adults require a different teaching/learning model than the 18 to 24 year-old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working adult students in their market.
      The College for Financial Planning, located near Denver, Colorado, provides financial planning education programs, including the Certified Financial Planner Professional Education Programtm certification, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance. The College for Financial Planning also offers some of its non-degree programs at University of Phoenix campuses.
      We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

•	Apollo Group	www.apollogrp.edu
•	University of Phoenix	www.phoenix.edu
•	Institute for Professional Development	www.ipd.org
•	Western International University	www.wintu.edu
•	Axia College of Western International University	www.axiacollege.com
•	College for Financial Planning	www.fp.edu
      Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2005, 2004, and 2003 relate to the fiscal years ended August 31, 2005, 2004, and 2003, respectively.
      From October 3, 2000, to August 27, 2004, we had a class of stock, University of Phoenix Online common stock, outstanding, that reflected the separate performance of University of Phoenix Online, a campus within University of Phoenix. On August 6, 2004, our Board of Directors authorized the conversion of each share of University of Phoenix Online common stock to shares of Apollo Education Group Class A common stock effective August 27, 2004. In accordance with the terms of our Articles of Incorporation, each outstanding share of University of Phoenix Online common stock was converted into 1.11527 shares of Apollo Education Group Class A common stock as of August 27, 2004. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Education Group Class A common stock. In addition, each unexercised option to purchase University of Phoenix Online common stock at August 27, 2004, was converted to 1.0766 options to purchase Apollo Education Group Class A common stock. The conversion ratio was based upon the relative market values of Apollo Education Group Class A common stock and University of Phoenix Online common stock at the close of the market on August 12, 2004, prior to the announcement. The conversion resulted in a $114.2 million reduction to income available to Apollo Education Group common stock related to the premium paid to convert outstanding shares of University of Phoenix Online common stock to Apollo Education Group Class A common stock. We recognized a non-cash stock-based compensation charge of $123.5 million related to the conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options in the fourth quarter of 2004 and a $19.8 million charge in the fourth quarter of 2005, and expect to recognize an additional $2 million compensation charge as the remaining options vest in 2006 and 2007. We have delisted the University of Phoenix Online common stock and no longer report separate financial statements for University of Phoenix Online.

Industry Background
      The adult education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $250 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over six million, or 37%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional: living on campus, supported by parents, and not working. The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their current careers. The market for adult education should continue to increase to keep pace with the rapidly expanding knowledge-based economy.
      Many students seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our subsidiaries enable working adult students to attend classes and complete coursework on a more convenient schedule. Many universities and institutions offering technology-based education do not effectively address the unique requirements of working adult students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, who remain the primary focus of these institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time tenured faculty with doctoral degrees;

•	physically-configured library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and related laboratories, staff, and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional holiday breaks. The academic year generally runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time 18 to 24 year old student, it limits the educational opportunity for those working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

•	Traditional universities and colleges are also limited in their ability to market to or provide the necessary customer service for working adult students because it requires the development of additional administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions. Additionally, in the last ten years, American universities have decreased the percentage of money spent on instruction for teaching undergraduates. Both factors have combined to make access to public education more restrictive than ever.
      We believe that our track record for enrollment and revenue growth is attributable to our offering comprehensive services combining educational content, teaching resources, and customer service with formats that are accessible and easy to use for students as well as corporate clients.
Our Offerings
      Our nearly 30-year history as a provider of higher education for working adult students enables us to provide students with quality education and responsive customer service. Our subsidiaries have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students that allows them to offer the following:

•	Accredited Degree Programs. University of Phoenix, Western International University, and the graduate programs at the College for Financial Planning are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. This regional accreditor or one of the other regional accrediting associations accredit the client institutions of Institute for Professional Development. This accreditation enables us to grant associates, bachelors, masters, and doctoral degrees, while also providing students with access to federal financial aid programs.

•	Experienced Faculty Resources. A large portion of the faculty teaching at our subsidiaries are working professionals and are required to possess either a masters or doctoral degree. In addition, University of Phoenix requires faculty (other than those teaching in general education or related subjects where the requirement would not apply) to have five years of recent professional experience in a field related to the subject they teach. Our subsidiaries have well-developed methods for hiring and training faculty, which include peer reviews of newly-hired instructors by other members of the faculty, training in grading and instructing students, and a teaching mentorship with a more experienced faculty member. Classes are designed to be small and engaging. Faculty members are also required to be accessible to students by maintaining office hours.

•	Current and Relevant Standardized Programs. Faculty content experts design curriculum for the majority of programs at our subsidiaries. This enables us to offer current and relevant standardized programs to our students. We also utilize institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive and affective skills of our students upon registration and upon conclusion of the program and also survey students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of students enrolled at our subsidiaries often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Classes are taught by faculty members who emphasize the skills desired by employers. In addition, the class time flexibility further benefits employers since it avoids conflict with their employees’ work schedules. A recent survey by University of Phoenix showed that approximately 45% of its students receive some level of tuition assistance from their employers.
Strategy
      One of our objectives is to be the leading provider of accessible, high quality education for working adult students and a preferred provider of workplace training to their employers. We are dedicated to improving the nation’s workforce by delivering measurable results, providing accessible programs, and developing efficient and effective education programs and solutions. We are managed as a for-profit corporation in a higher education industry served principally by not-for-profit providers. By design, we treat our students as our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements as our secondary customers. We are implementing the following strategic initiatives to accomplish this objective:

Establish New University of Phoenix Campuses and Learning Centers. University of Phoenix plans to continue the addition of campuses and learning centers throughout the United States, Canada, and Mexico. University of Phoenix currently plans on opening seven to nine new campuses during 2006. In 2005, seven new University of Phoenix campuses were opened. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. Campuses consist of classroom and administrative facilities with full student and administrative services. Learning centers differ from campuses in that they consist primarily of classroom facilities with limited on-site administrative staff.

The timing related to the establishment of new locations and the expansion of programs may vary depending on regulatory requirements and market conditions.

Expand Student Base in Associates Degree Programs. We plan to continue increasing the number of online students in our associate degree programs through the growth of Axia College of Western International University. Axia College has been specifically designed to meet the special needs of low-credit working adults. We believe that the number of Axia College students will continue to increase significantly as we believe we are best positioned to meet the needs of these students through small class sizes and highly qualified staff.

Establish New Institute for Professional Development Relationships. Institute for Professional Development plans to enter into additional long-term contracts with private colleges and universities in proximity to metropolitan areas throughout the United States.

Expand Educational Programs. We will continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs as well as training programs. To its degree offerings, University of Phoenix has recently added:

•	Bachelor of Science in Education

•	Master of Science in Administration of Justice and Security

•	Specialization in Global Business Management to Bachelor of Science in Business

•	Specialization in Visual Communication to Bachelor of Science in Information Technology

•	Specialization in Public Administration to both Master of Business Administration and Master of Management

•	Specialization in Curriculum and Instruction to Doctor of Education in Educational Leadership

•	Specialization in Information Systems and Technology to Doctor of Management in Organizational Leadership

We believe that expanding our program offerings will help us improve our market position as a provider of higher education and training for working adults. We currently have a full-time staff of approximately 51 people involved in our centralized curriculum development process. Potential additions to our current offerings include:

•	new degree programs, such as Bachelor of Science in Communication, Bachelor of Science in Psychology, and Masters of Science in Psychology;

•	new specializations in Hospitality Management and Integrated Supply Chain & Operations Management to Bachelor of Science in Business, specialization in Reading and Literacy to Masters of Arts in Education;

Expand Access to Programs. We plan to continue expanding our distance education programs and services. Online courses and programs are available via the Internet 24 hours a day, 7 days a week.

International Expansion. We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working adult students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that our online programs have students located in more than 130 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while abroad. In addition, we have entered into a number of joint educational agreements to provide educational content to degree programs located outside the United States. These agreements include an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India and an educational program that was initiated in China as part of a joint educational agreement with Canadian Institute of Business and Technology (CIBT). We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.

Teaching/ Learning Model-Degree Programs
      The teaching/learning models used by University of Phoenix, the Institute for Professional Development client institutions, and Western International University were designed specifically to meet the educational needs of working adults. The models are structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes. In addition, at University of Phoenix, students also meet weekly as part of a three to five-person learning team. Learning team sessions are an integral part of each University of Phoenix course. They facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects, and develop communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or other professions. In this way, faculty members are able to share their professional knowledge and skills with the students.
      Components of our teaching/learning models include:

Curriculum	Curriculum is designed to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on the input from faculty, students, and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	Faculty applicants must possess an earned masters or doctoral degree from a regionally accredited institution and, in order to teach at University of Phoenix, faculty must have a minimum of five years’ recent professional experience in a field related to the subject matter in which they seek to instruct (other than those teaching in general education or related subjects).

An Active Learning Environment	Courses are designed to encourage and facilitate collaboration between students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students can access these services directly through the Internet or with the help of a Learning Resource Services research librarian.

Sequential Enrollment	University of Phoenix and Western International University students are enrolled year round and complete classes sequentially, rather than concurrently. This permits students to focus their attentions and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. Axia College students are enrolled in courses that are nine weeks in length and are offered in pairs to complement each other. One week will emphasize reading and discussion, while the following week will emphasize a work project; the assignments alternate so that during each week the student will be reading in one class and completing a project in the other.

Academic Quality	The Academic Quality Management System at University of Phoenix was designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which seeks to measure student growth in both the cognitive (subject matter) and affective (educational, personal, and professional values) skills.

Structural Components of Teaching/ Learning Model
      While adults over the age of 24 comprise approximately 37% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18 to 24 year-old students and conduct research. University of Phoenix, Western International University, and Institute for Professional Development client institutions acknowledge the differences in educational needs between working adult students and traditional students and provide programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.
      The educational literature suggests that working adult students require a different teaching/learning model than that designed for traditional students. Working adult students seek accessibility, curriculum consistency, time and cost effectiveness, and learning that has an immediate application to the workplace.
      The facilitating elements of our teaching/learning models include:

Accessibility	Academic programs that may be accessed through a variety of delivery modes (e.g., campus-based, electronically delivered, or a blend of both) that make the educational programs accessible and even portable, regardless of where the students work and live.

Instructional Costs	While the majority of the faculty members at most accredited colleges and universities are employed full-time, the faculty at our subsidiaries is made up of both full-time and associate members. Many faculty members work full-time in the fields in which they teach.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of University of Phoenix’s students are employed full-time. The average University of Phoenix student has been employed full-time for 13 years. The focus on working, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports, and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This facilitates sensitivity to the needs and perceptions of employers. It also helps to generate and sustain diverse sources of revenues. Approximately 45% of University of Phoenix students receive some level of tuition assistance from their employers; approximately 35% receive at least half of their tuition; and approximately 15% receive full tuition assistance. These percentages are higher for students in the business, management, and information technology programs.

      The College for Financial Planning currently offers text-based self-study programs for students preparing for the Certified Financial Planner certification and for students seeking further education in financial services, including masters of science degrees in financial planning, financial analysis, and finance. The College for Financial Planning has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the masters degrees, these same programs are offered in a classroom-based format through University of Phoenix campuses as well as independent classroom providers and online-based formats. Most of the College for Financial Planning’s students are employed, and approximately 91% have a bachelors degree or higher. The College for Financial Planning’s programs are developed internally by 9 full-time faculty members. With the exception of the masters programs, these programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.
      Western International University’s teaching/learning model has similar characteristics to the teaching/ learning model used by University of Phoenix and Institute for Professional Development client institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources, and leased facilities. Western International University’s faculty consists of 13 full-time department chairs and 1,018 part-time faculty. Western International University’s faculty are working professionals and possess earned masters or doctoral degrees and participate in a selection and training process that is similar to that at University of Phoenix.
Degree Programs and Services
      University of Phoenix Programs. The following is a list of the degree programs and related areas of specialization that University of Phoenix offers:

•	Associate of Arts in General Studies

•	Bachelor of Science in Business

•	Areas of Specialization

•	Accounting

•	Administration

•	E-business

•	Finance

•	Global Business Management

•	Information Systems

•	Management

•	Marketing

•	Public Administration

•	Retail Management

•	Bachelor of Science in Criminal Justice Administration

•	Bachelor of Science in Education

•	Bachelor of Science in Human Services

•	Bachelor of Science in Health Administration

•	Bachelor of Science in Information Technology

•	Areas of Specialization

•	Software Engineering

•	Visual Communication

•	Bachelor of Science in Management

•	Bachelor of Science in Nursing

•	Master of Arts in Education

•	Areas of Specialization

•	Administration and Supervision

•	Adult Education and Distance Learning

•	Curriculum and Instruction

•	Computer Education

•	Adult Education and Distance Learning

•	Curriculum and Technology

•	Early Childhood

•	Elementary Teacher Education

•	Secondary Teacher Education

•	Special Education

•	Master of Business Administration

•	Areas of Specialization

•	Accounting

•	E-business

•	Global Management

•	Health Care Management

•	Human Resource Management

•	Marketing

•	Public Administration

•	Technology Management

•	Master of Counseling

•	Areas of Specialization

•	Community Counseling

•	Marriage and Family Counseling

•	Mental Health Counseling

•	School Counseling

•	Master of Health Administration

•	Master of Management

•	Areas of Specialization

•	Human Resource Management

•	International Management

•	Public Administration

•	Master of Science in Administration of Justice and Security

•	Master of Science in Nursing

•	Areas of Specialization

•	Family Nurse Practitioner

•	Integrative Health

•	Health Care Education

•	Master of Information Systems

•	Area of Specialization

•	Management

•	Doctor of Business Administration

•	Doctor of Education in Educational Leadership

•	Area of Specialization

•	Curriculum and Instruction

•	Doctor of Health Administration

•	Doctor of Management in Organizational Leadership

•	Area of Specialization

•	Information Systems and Technology
      University of Phoenix also offers professional education programs, including continuing education for teachers, custom training, environmental training, and many programs leading to certification in the areas of business, technology, and nursing.
      Undergraduate students may demonstrate and document college level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning (“CAEL”), for the potential award of credit. The average number of credits awarded to the approximately 4,450 University of Phoenix undergraduate students who utilized the process in 2005 was approximately 4 credits of the 120 required to graduate. CAEL reports that over 1,500 regionally accredited colleges and universities are members of CAEL and currently accept credits awarded for college level learning gained through experience.
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
      Institute for Professional Development client institutions offer the following programs with our assistance:

•	Associate of Business Management

•	Associate of Arts

•	Areas of Specialization

•	Biblical Studies

•	Business

•	Business Administration

•	Christian Ministry

•	Computer Information Systems

•	Leadership Studies

•	Organizational Dynamics

•	Social Services

•	Associate of Science

•	Areas of Specialization

•	Business

•	Business Management

•	Computer Information Systems

•	Education

•	Management Information Systems

•	Bachelor of Arts

•	Areas of Specialization

•	Business

•	Management

•	Public Administration

•	Bachelor of Business Administration

•	Bachelor of Business in Information Systems

•	Bachelor of Health Administration

•	Bachelor of Science

•	Areas of Specialization

•	Accounting

•	Business Administration

•	Business Information Systems

•	Christian Ministry

•	Human Development

•	Human Services

•	Human Services Management

•	Management

•	Management of Information Systems

•	Marketing

•	Ministry Leadership

•	Ministry Studies

•	Nursing

•	Strategic Management of Information Systems

•	Master of Arts in Leadership

•	Master of Arts in Organizational Leadership

•	Master of Arts in Teaching

•	Master of Business Administration

•	Area of Specialization

•	Health Care Executives

•	Master of Education

•	Master of Science in Management
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
      The College for Financial Planning currently offers the following designation programs:

•	Accredited Asset Management Specialist

•	Accredited Wealth Management Advisor

•	Registered Paraplanner

•	Chartered Mutual Fund Counselor

•	Chartered Retirement Plans Specialist

•	Chartered Retirement Planning Counselor
      Western International University Programs. Western International University currently offers the following degree programs:

•	Associate of Arts

•	Areas of Specialization

•	Accounting

•	Business

•	Criminal Justice

•	General Studies

•	Health Administration

•	Information Technology

•	Bachelor of Arts in Behavioral Science

•	Bachelor of Arts in Human Resource Management

•	Bachelor of Arts in Administration of Justice

•	Bachelor of Science in Accounting

•	Bachelor of Science in Business

•	Areas of Specialization

•	E-Commerce

•	Finance

•	Human Resources Management

•	Marketing

•	Bachelor of Science in Business Administration

•	Bachelor of Science in General Business

•	Areas of Specialization

•	Criminal Justice

•	Financial Services

•	Health and Human Services

•	Hospitality, Travel, and Tourism

•	Real Estate Administration

•	Retail Management

•	Sales and Services

•	Technology Management

•	Bachelor of Science in Information Technology

•	Bachelor of Science in International Business

•	Bachelor of Science in Management

•	Master of Business Administration

•	Areas of Specialization

•	Finance

•	International Business

•	Information Technology

•	Management

•	Marketing

•	Master of Science in Information Technology

•	Master of Science in Information Systems Engineering

•	Master of Public Administration
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

Each University of Phoenix Online class adheres to a set framework thus providing procedural instructional consistency. Prior to the beginning of each class, each student pays a fee to access rEsource®, our online delivery method for course materials. Every class consists of a series of eight newsgroups. The main newsgroup is designated for class discussion, and there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class, and four newsgroups which function as forums for the Learning Team assignments.

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

Axia College of Western International University. Like University of Phoenix Online, Axia College has developed a system to be easily accessible and familiar to most students. All the student needs to participate in Axia College’s classes is a Pentium-class personal computer, a 56.6K modem, and an Internet service provider.

Each Axia College class adheres to a set framework thus providing procedural instructional consistency. Every class consists of a series of newsgroups. The main newsgroup is designated for class discussion, and there is an assignments newsgroup to which students submit their assignments, a chat newsgroup for students to discuss non-content related topics, a course materials newsgroup that houses the syllabus and lectures for the class. Students complete two nine-week courses at a time. The learning objectives in each set of courses are designed to complement each other throughout the program. Currently Associates of Arts degrees in business, criminal justice, general studies, health administration, and information technology are offered at Axia College.

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
Customers/ Students
      The following is a breakdown of our students by the level of program they are seeking, at August 31, 2005:

	Number of	Percentage of
Degree Programs	Students	Students

Associates	50,300	16.4%
Bachelors	175,600	57.1%
Masters	78,700	25.6%
Doctoral	2,800	0.9%

Total Degree Students	307,400	100.0%

      We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.
      Based on student surveys of incoming students during 2005, the average age of University of Phoenix’s students is in the mid-thirties, approximately 58% are women and 42% are men. We believe that the demographics of students enrolled in Institute for Professional Development assisted programs are similar to those of University of Phoenix. The approximate age percentage distribution of incoming University of Phoenix students is as follows:

Age	Percentage of Students

22 and under	9.4%
23 to 29	33.6%
30 to 39	32.8%
40 to 49	18.2%
50 and over	6.0%

100.0%

      Based on student surveys, 65% of students at the College for Financial Planning are under the age of 45 and approximately 23% are women and 77% are men. Most of the College for Financial Planning’s students are employed, and approximately 96% have obtained a bachelors degree or higher.
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
Employees
      At August 31, 2005, we had the following numbers of employees:

	Full-Time	Part-Time	Faculty		Total

Apollo	624	18			642	(1)
University of Phoenix	10,053	142	20,154	(2)	30,349
Institute for Professional Development	430	7		(3)	437
College for Financial Planning	71	1	9	(4)	81
Western International University	124	2	1,031	(2)	1,157

Total	11,302	170	21,194		32,666

(1)	Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

(2)	Consists primarily of part-time faculty contracted on a course-by-course basis who are classified as active by the campus.

(3)	Faculty teaching Institute for Professional Development assisted programs are employed by Institute for Professional Development client institutions.

(4)	Consists primarily of faculty involved in curriculum development and the instructional design process.
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
      New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities, and costs of doing business of University of Phoenix, Western International University, and one or more of the Institute for Professional Development client institutions. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations by University of Phoenix could have a material adverse effect on us.
      From time to time as part of the normal course of business, the Apollo Group subsidiaries are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General, conducted an audit of University of Phoenix for the period September 1, 2002, through March 31, 2004. On August 24, 2004, the Office of Inspector General issued a final audit report with recommendations to U.S. Department of Education. Except for two areas, the Office of Inspector General concluded that University of Phoenix had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs. The U.S. Department of Education will ultimately issue a final audit determination letter on the two exceptions regarding disbursing funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. The Office of the Inspector General expects to issue a separate audit report on their review of our policies and procedures for the calculation and return of Title IV funds. While the outcome of this audit proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
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
      University of Phoenix was granted accreditation by The Higher Learning Commission in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, 1997, and 2002. The next comprehensive evaluation visit by The Higher Learning Commission will be conducted in 2012. The withdrawal of accreditation from University of Phoenix would have a material adverse effect on us.
      Programs offered by Institute for Professional Development client institutions are evaluated by the client institutions’ respective regional accrediting associations either as part of a reaffirmation visit or a focused evaluation visit. Current Institute for Professional Development client institutions are accredited by The Higher Learning Commission, Middle States, New England, Northwest, Southern, or Western regional accrediting associations.
      The College for Financial Planning graduate degree program is accredited by The Higher Learning Commission. The Higher Learning Commission reaffirmed the accreditation of the graduate degree program in 2004 and the next reaffirmation visit is scheduled for 2011.
      Western International University was accredited by The Higher Learning Commission prior to the acquisition by us, and the accreditation was reaffirmed in 1998 and 2005. Western International University’s next reaffirmation visit will occur in Spring 2012.
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
      University of Phoenix’s Bachelor of Science in Nursing program received program accreditation from the National League for Nursing Accrediting Commission in 1989. The Master of Science in Nursing program earned the National League for Nursing Accrediting Commission accreditation in 1996. In 2000, both the Bachelor of Science in Nursing and the Master of Science in Nursing programs received reaccredidation status from the National League for Nursing Accreditation Commission. In September 2005, both nursing degree programs received the full five-year initial accreditation status from the Commission on Collegiate Nursing Education.
      University of Phoenix’s Community Counseling program, Master of Counseling in Community Counseling degree, received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995, and the accreditation was reaffirmed in 2002. The next reaffirmation visit is expected in 2010. University of Phoenix’s Utah campus received the same accreditation in 2001, and the next reaffirmation visit is expected in 2008.
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

      The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

Commission on Collegiate Nursing Education
One Dupont Circle, NW, Suite 530
Washington, DC 20036
(202) 887-6791

National League for Nursing Accrediting Commission
61 Broadway
New York, NY 10006
(800) 669-1656

Council for Accreditation of Counseling and Related Educational Programs
5999 Stevenson Avenue, 4th floor
Alexandria, VA 22304
(800) 347-6647
Federal Financial Aid Programs
      The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act of 1965, as amended (“Higher Education Act”). The Higher Education Act has been extended to December 31, 2005. Changes in the law occur during the Congressional reauthorization process, with final regulations issued after that time. The reauthorization process could amend existing requirements, or implement new requirements.
      Students at University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. In the year ended August 31, 2005, University of Phoenix and Western International University derived approximately 63% and 72%, respectively, of their net revenues from students who participated in Title IV programs. The respective Institute for Professional Development client institutions administer their own Title IV programs. Our students may receive Title IV funds because:

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

      University of Phoenix participates as a FFEL lender for students enrolled in graduate degree programs at the University of Phoenix. University of Phoenix entered into agreements with third parties to administer the program and to purchase the government-guaranteed loans through a secondary market. Interest benefits and special allowance payments from these loans will be made available as need-based grants to students, except some of these proceeds may be used for reimbursement of reasonable direct administrative expenses.
      FSEOG awards are designed to supplement Pell grants for the neediest students. The availability of FSEOG awards is limited by the amount of those funds allocated to the institution under a federal formula that takes into account the number of students at the institution, its costs, and the income levels of its students. We are required to make a 25% contribution to students for all FSEOG awards disbursed. Resources for this institutional contribution may include institutional grants, scholarships, and other eligible funds and, in certain states, portions of state-funded student assistance programs. Amounts received by our students under the FSEOG programs in the 2004-2005 award year equaled approximately $3.5 million, and the vast majority of the institutional contribution was met by funds from state-funded student assistance programs.
      Perkins loans are made available to those students who demonstrate the greatest financial need. The availability of initial Perkins funds is limited by the amount of those funds allocated to the institution under a federal formula that takes into account the number of students at the institution, its costs, and the income levels of its students. Perkins loans are made from a revolving account, with 75% of new funding contributed by the U.S. Department of Education and the remainder by the institution. Subsequent federal capital contributions, which must be matched by institution funds, may be received if the institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and re-lends those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. Perkins loans disbursed to our students in the 2004-2005 award year equaled approximately $580,000, and the institutional contribution was approximately $286,000.
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

Standards of Financial Responsibility. Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. At August 31, 2005, University of Phoenix’s and Western International University’s composite scores were 3.0 and 2.8, respectively.

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

The “90/10 Rule”. A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes University of Phoenix and Western International University but not Institute for Professional Development client institutions. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees, and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. University of Phoenix’s and Western International University’s percentages were below 90% for the year ended August 31, 2005. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year.

Student Loan Defaults. Eligible institutions must maintain a student loan cohort default rate of less than 25% for three consecutive years. In 2003, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all proprietary higher education institutions was 7.3%. University of Phoenix and Western International University students’ cohort default rates for the Federal Family Education Loans for 2003 as reported by the U.S. Department of

Education were 6.5% and 2.4%, respectively. Institute for Professional Development client institutions cohort default rates for 2003 ranged from 0.6% to 8.8% with a median cohort default rate of 3.0%.

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

Restrictions on Distance Education Programs. The Title IV regulations provide for differing restrictions on the number of course offerings and students that can be enrolled via distance education depending on the nature of the institution’s program offerings. For institutions whose eligible degree offerings equal or exceed their eligible certificate offerings, the Title IV regulations stipulate that an institution is not eligible to participate in the Title IV programs if: 1) more than 50% of its courses are offered via correspondence courses, or 2) 50% of its courses are offered via distance education (the combination of correspondence and telecommunication offerings). University of Phoenix and Western International University provide more degree programs than certificate programs thus the volume of students enrolled via distance education will not impact eligibility status as long as the institution maintains more residential courses than distance education courses. University of Phoenix’s and Western International University’s percentage of courses offered through distance education were both below 50% during 2005.

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
State Authorization
      University of Phoenix is authorized to operate in all 34 states where it has a physical presence. University of Phoenix has held these authorizations for periods ranging from less than one year to over twenty-five years. We have also been approved to operate in the states of Connecticut, Montana, Nebraska, and South Carolina, but do not yet have a physical presence. Applications for approval to operate in Delaware and New York have been submitted and are awaiting approval.
      All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.
      University of Phoenix is registered and accredited by British Columbia’s Private Career Training Institutions Agency, the successor to the Private Post-Secondary Education Commission, which originally granted accreditation. University of Phoenix operates in Alberta, Canada pursuant to approval granted by Alberta Advanced Education.
      The Instituto de Estudios Superiores de Phoenix has received provisional accreditation from the Ministry of Education and Culture for the State of Chihuahua, Mexico to open a campus in Juarez, Mexico.
      Institute for Professional Development client institutions possess authorization to operate in all states in which they maintain a physical presence, which are subject to renewal. The College for Financial Planning is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide. Western International University is currently authorized to operate in Arizona.
      Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained licensure in these states.
Admissions Standards
      To gain admission to undergraduate programs at University of Phoenix, Western International University, and Institute for Professional Development client institutions, students generally must have a high school diploma or General Equivalency Diploma and satisfy certain minimum grade point average and employment requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.
      To gain admission to graduate programs at University of Phoenix, Western International University, and Institute for Professional Development client institutions, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience, and employment requirements. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

Employer Tuition Assistance
      Many of our students receive some form of tuition assistance from their employers. The Internal Revenue Code defines situations where this tuition assistance qualifies as a deductible business expense when adequately documented by the employer and employee. The Internal Revenue Code also provides a safe-harbor provision for an exclusion from wages of up to $5,250 of tuition reimbursement per year per student under the Educational Assistance Program. The percentage of University of Phoenix students with access to employer tuition assistance was approximately 45% in 2005.
Locations
      University of Phoenix currently has 63 local campuses and 112 learning centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, Wisconsin, Wyoming, Puerto Rico, Alberta, and British Columbia. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system.
      Institute for Professional Development currently has contracts with 23 client institutions at 23 campuses and 39 learning centers in California, Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, and Wisconsin.
      The College for Financial Planning’s operations are located near Denver, Colorado.
      Western International University’s main campus is located in Phoenix, Arizona. Additionally, Western International University also operates in Chandler, Scottsdale, Fort Huachuca, and Mesa, Arizona. Western International University also offers its educational programs worldwide through its computerized educational delivery system.
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
Item 2 — Properties
      We lease all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time-to-time on a short-term basis in order to provide specific courses or programs. The lease on our corporate headquarters, which includes the University of Phoenix, Phoenix Main Campus, was renewed in 2001 for 10 years and will expire on December 31, 2011. As of August 31, 2005, we leased approximately six million square feet.
      We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 600,000 square feet will be leased in 2006.
Item 3 — Legal Proceedings
      On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the Lead Plaintiff. Lead Plaintiff purports to represent a class of our shareholders who acquired their shares between February 27, 2004, and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court denied the motion to dismiss on October 18, 2005. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
      On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Circuit Court of Appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
      On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiff’s previously filed motion to certify the class now will be decided by the Solano County Superior Court. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
      We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 4 —	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
      The table below sets forth the high and low bid prices for our Apollo Education Group Class A common stock as reported by the Nasdaq National Market.

	High	Low

2004
First Quarter	$69.96	$60.60
Second Quarter	79.55	62.70
Third Quarter	96.41	76.52
Fourth Quarter	98.01	69.35
2005
First Quarter	$85.28	$62.55
Second Quarter	87.45	72.73
Third Quarter	78.91	65.96
Fourth Quarter	82.54	71.28
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
      At November 4, 2005, there were approximately 307 holders of record of Apollo Education Group Class A and 5 holders of record of Apollo Education Group Class B common stock. We estimate that, when you include shareholders whose shares are held in nominee accounts by brokers, there were approximately 122,000 holders of our Apollo Education Group Class A common stock.
      Although we are permitted to pay dividends on our Apollo Education Group Class A and Apollo Education Group Class B common stock, we have never paid cash dividends on our common stock. Holders of our Apollo Education Group Class A common stock and Apollo Education Group Class B common stock are entitled to equal per share cash dividends to the extent declared by the Board of Directors.

      Purchases of Apollo Education Group Class A common stock made by the company during the three months ended August 31, 2005, are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	That May yet be
	of Shares	Average Price Paid	Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

June 1, 2005 — June 30, 2005
July 1, 2005 — July 31, 2005	1,286,292	$73.77	1,286,292
August 1, 2005 — August 31, 2005	197,000	$73.39	197,000

Total	1,483,292	$73.72	1,483,292	$51,022,585

      The Board of Directors of Apollo initially authorized a program allocating $40 million in Company funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999, an additional $20 million was approved, on October 25, 1999, an additional $40 million was approved and on March 24, 2000, an additional $50 million was approved. The Board of Directors of Apollo authorized a program allocating an additional $150 million in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock on March 28, 2003, and on June 25, 2004, an additional $500 million was approved. The Board of Directors of Apollo authorized programs allocating an additional $500 million and $250 million in our funds to repurchase shares of Apollo Education Group Class A common stock on October 1, 2004 and March 25, 2005, respectively, bringing the total funds authorized for repurchase to $1.55 billion as of August 31, 2005. On October 7, 2005, the Board of Directors of Apollo authorized a program allocating an additional $300 million in Company funds to repurchase shares of Apollo Education Group Class A common stock.
      As of August 31, 2005, the Company had repurchased approximately 26,983,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.4 billion, including 141,000 Apollo Education Group Class A shares at a cost of $6.2 million in 2003, 5.7 million shares at a cost of $443.5 million in 2004, and 11.1 million shares at a cost of $808.2 million in 2005. While it was outstanding, the Company repurchased 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. An additional 3,751,000 shares of Apollo Education Group Class A common stock were repurchased between September 1, 2005 and October 31, 2005 at a cost of approximately $231.0 million. There is no expiration date on the authorization of these funds and repurchases occur at the Company’s discretion.
      As of August 31, 2005, 1,899,000 shares of the Company’s treasury stock have been used to secure receivables between the Company and two of its subsidiaries.

Item 6 —	Selected Consolidated Financial Data
      Information relating to this item appears under the captions “Selected Consolidated Financial Information” on page 13 of the 2005 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements, and related Notes.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 through 24 of the 2005 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. This information should be read in conjunction with the Consolidated Financial Statements and related Notes.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk
      Information relating to this item appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of the 2005 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K.

Item 8 —	Financial Statements and Supplementary Data
      Information relating to this item appears on pages 27 through 41 of the 2005 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act of 1933, as amended (the “Securities Act”), are identified in Item 15 hereof and are incorporated herein by reference.

Item 9 —	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      None

Item 9A —	Controls and Procedures
      Information relating to this item appears on pages 24 through 25 of the 2005 Annual Report for Apollo Group, Inc., and such information is incorporated herein by reference in accordance with General Instruction G(2) of Form 10-K. Other financial statements and schedules required under Regulation S-X promulgated under the Securities Act are identified in Item 15 hereof and are incorporated herein by reference.

Item 9B —	Other Information
      None.
PART III

Item 10 —	Directors and Executive Officers of the Registrant
      Our Board of Directors is currently divided into three classes, having staggered terms of three years each and are elected by the holders of our Apollo Education Group Class B common stock.
      Our Class I directors, consisting of John G. Sperling, Ph.D. and Dino J. DeConcini, will stand for reelection at our 2006 Annual Meeting. Our Class II directors, consisting of John R. Norton III and Hedy F. Govenar will stand for reelection at our 2007 Annual Meeting. Our Class III directors, consisting of Todd S. Nelson, Peter V. Sperling, and John Blair will stand for reelection at our 2008 Annual Meeting.

      The following sets forth information as of October 31, 2005, concerning our directors and executive officers:

Name	Age	Position

John G. Sperling, Ph.D.	84	Founder and Director
Todd S. Nelson	46	Chairman of the Board, Chief Executive Officer, and President
Peter V. Sperling	46	Senior Vice President and Director
Laura Palmer Noone, J.D., Ph.D.	46	President, The University of Phoenix, Inc.
Kenda B. Gonzales	48	Chief Financial Officer, Secretary, and Treasurer
Daniel E. Bachus	35	Chief Accounting Officer and Controller
Robert A. Carroll	40	Chief Information Officer
John Blair	67	Director
Dino J. DeConcini	71	Director
Hedy F. Govenar	61	Director
John R. Norton III	76	Director
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
      PETER V. SPERLING has been with Apollo Group, Inc. since 1983. Mr. Sperling has been a Senior Vice President since June 1998. Mr. Sperling was the Vice President of Administration from 1992 to June 1998 and was the Secretary and Treasurer of Apollo Group, Inc. from 1988 to January 2003. From 1987 to 1992, Mr. Sperling was the Director of Operations at Apollo Education Corporation. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of Apollo Group, Inc. Mr. Sperling received his Master of Business Administration from University of Phoenix and his Bachelor of Arts from the University of California at Santa Barbara. Mr. Sperling is also the Chairman and co-founder of CallWave, Inc., a telecommunications services corporation. Mr. Sperling is the son of John G. Sperling.
      LAURA PALMER NOONE, J.D., Ph.D., has been with University of Phoenix since 1987. Dr. Palmer Noone has served as President of University of Phoenix since September 2000. From 1994 to 2000, she was the Provost and Senior Vice President for Academic Affairs, and from 1991 to 1994, she was Director of Academic Affairs at University of Phoenix, Phoenix campus. Prior to that, she was Judge Pro Tem at the City of Chandler, Arizona, and an Attorney at Law in general civil practice emphasizing business representation and civil litigation. She has also served as adjunct faculty at Grand Canyon University and Chandler-Gilbert Community College. Dr. Palmer Noone currently serves as a member of the Arizona State Board for Private Postsecondary Education and as a Board Member for the American Council on Education. Dr. Palmer Noone also serves on the National Advisory Committee on Institutional Quality and Integrity and as a member of the Regional Board of Trustees for the Phoenix International School of Law. Dr. Palmer Noone received her Ph.D. from the Union Institute, her J.D. and her Master of Business Administration from the University of Iowa, and her B.B.A. from the University of Dubuque.
      KENDA B. GONZALES has been with Apollo Group, Inc. since October 1998. Ms. Gonzales has been the Chief Financial Officer of Apollo Group, Inc. since October 1998 and the Secretary and Treasurer of Apollo Group, Inc. since January 2003. Prior to joining Apollo Group, Inc., Ms. Gonzales was the Senior Executive Vice President and Chief Financial Officer of UDC Homes, Inc., a home building corporation. From 1985 to 1996, Ms. Gonzales was the Senior Vice President and Chief Financial Officer of Continental Homes Holding Corp., a home building corporation. Ms. Gonzales began her career as a Certified Public Accountant with Peat, Marwick, Mitchell and Company and is a graduate of the University of Oklahoma with a Bachelor of Accountancy. Ms. Gonzales serves on the Board of Directors of Main Street Restaurant Group, Inc. (formerly Main Street & Main, Inc.), a restaurant franchisee corporation.
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
      JOHN BLAIR has been a director of Apollo Group, Inc. since September 2000 and is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors of Apollo Group, Inc. In addition, Mr. Blair served from 1982 to September 2000 as a director of Western International University, Inc., a wholly-owned subsidiary of Apollo Group, Inc. Mr. Blair was the Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, from May 1999 through December 2000, and a director from January 2001 through March 2004. In 1984, Mr. Blair founded J. Blair Consulting, an independent consulting business that provides management counsel to individuals and organizations and continues to be active in this professional services firm. Mr. Blair earned a Bachelor of Science in Engineering from Purdue University and a Master of Arts in Organizational Management from University of Phoenix.
      DINO J. DECONCINI has been a director of Apollo Group, Inc. since 1981 and is currently a member of the Audit Committee of the Board of Directors of Apollo Group, Inc. From 1993 to 1995 and from 2002 to date, Mr. DeConcini is a Vice President and Senior Associate of Project International, Inc., an international business consulting firm. From 2001 to 2002, Mr. DeConcini was the Director of Financial Education at Consumer Federation of America. From 1995 to 2000, Mr. DeConcini was the Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

      HEDY F. GOVENAR has been a director of Apollo Group, Inc. since March 1997, and chairs the meetings of the independent directors. Ms. Govenar was a director of University of Phoenix from 1992 to February 1997. Ms. Govenar is founder and Chairwoman of the Board of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. As one of the lobbyists in the firm, she has represented a variety of corporate and trade association clients since 1979. From 1989 to 1999, Ms. Govenar served as a commissioner on the California State Film Commission as an appointee of the California State Assembly. Currently, she is a member of the California Education Master Plan Alliance Advisory Committee whose mission is to improve public and private education from pre-kindergarten through university. Ms. Govenar received a Master of Arts in Education from California State University, Northridge and a Bachelor of Arts in English from UCLA.
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
Meetings of the Board of Directors and its Committees
      During the year ended August 31, 2005, the Board of Directors met on four occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served.
      Compensation Committee. The Compensation Committee of our Board of Directors, which met four times during 2005, reviews all aspects of compensation of executive officers and determines or makes recommendations on such matters to the full Board of Directors. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc., and an “outside director” as defined in Section 162(m) of the Internal Revenue Code. The report of the Compensation Committee for 2005 is set forth in Item 11.
      Audit Committee. The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. John Blair, Dino J. DeConcini, and John R. Norton III are the members of our audit committee. The Audit Committee is responsible for reviewing the financial information which will be provided to shareholders and others, the systems of internal controls, which management and the Board of Directors have established, the performance and selection of independent registered public accounting firm, and our audit and financial reporting processes. This committee held four meetings during 2005. The Board of Directors has determined that Mr. Blair and Mr. Norton are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the National Association of Securities Dealers, Inc. The report of the Audit Committee for 2005 is set forth in Item 11.
      Other Committees. We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of the National Association of Securities Dealers, Inc., since more than 50% of the voting power of us is held by the John Sperling Voting Stock Trust dated January 31, 1995. Therefore, we do not maintain a standing nominating committee or other committee performing similar functions.

      Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers, and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2005, our directors and officers complied with all Section 16(a) filing requirements.
      Code of Ethics. We have adopted a code of ethics that applies to our directors, principal executive officers, and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is filed herewith as Exhibit 14.

Item 11 —	Executive Compensation
Director Compensation
      Fees. In 2005, our non-employee directors received a $24,000 annual retainer and $2,000 for each board meeting attended. In addition, members of the Audit Committee received $2,000 for each Audit Committee meeting attended and members of the Compensation Committee received $1,000 for each Compensation Committee meeting attended. The Audit Committee chairman also received an additional $5,000 for each meeting he chaired, and the Compensation Committee chairman also received $4,500 for each meeting he chaired. Non-employee directors are also reimbursed for out-of-pocket expenses.
      Apollo Group, Inc. Stock-Based Compensation Plans. Through 2003, the Director Stock Plan provided for an annual grant to the Company’s non-employee directors of options to purchase shares of the Company’s Apollo Education Group Class A common stock on September 1 of each year. The Company currently has two stock-based compensation plans in which non-employee directors can be issued options: the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”) and the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2000 Incentive Plan”). Under both the LTIP and the 2000 Incentive Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards in the Company’s Apollo Education Group Class A common stock to certain officers, key employees, or directors of the Company.

Executive Compensation
      The following table discloses the annual and long-term compensation earned for services rendered in all capacities by our Chief Executive Officer and the four other most highly compensated executive officers for 2005, 2004, and 2003:
SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards

						Securities
						Underlying
					Restricted	Options(3)
				Other Annual	Stock			LTIP	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Awards	APOL	UOPX	Payouts	Compensation(4)

John G. Sperling	2005	$450,000	$—	$69,249	$—	—	—	$—	$—
Founder and Director	2004	450,000	—	108,511	—	120,250	—	—	—
	2003	450,000	—	91,637	—	100,000	100,000	—	—
Todd S. Nelson	2005	$750,000	$599,000	$181,217	$—	—	—	$—	$—
Chairman of the Board,	2004	750,000	4,462,500	176,855	—	700,000	100,000	—	—
Chief Executive	2003	500,000	3,975,000	53,897	—	200,000	200,000	—	—
Officer, and President
Kenda B. Gonzales	2005	$326,000	$197,000	$—	$—	—	—	$—	$4,200
Chief Financial Officer,	2004	280,000	200,000	—	—	100,000	—	—	3,900
Secretary, and	2003	256,000	192,000	—	—	50,000	—	—	3,600
Treasurer
Laura Palmer Noone	2005	$255,444	$113,000	$—	$—	—	—	$—	$4,200
President, The	2004	250,000	120,000	—	—	45,000	—	—	3,900
University of	2003	220,000	100,000	—	—	25,000	—	—	3,600
Phoenix, Inc.
Robert A. Carroll	2005	$237,930	$74,320	$—	$—	—	—	$—	$4,200
Chief Information	2004	225,000	83,500	—	—	35,000	—	—	3,900
Officer	2003	202,707	76,875	—	—	25,000	—	—	1,448

(1)	Represents cash bonuses earned for the indicated fiscal years.

(2)	Dr. Palmer Noone and Mr. Carroll also received certain perquisites, the value of which did not exceed the lesser of $50,000 or 10% of their annual salary and bonus. Dr. John G. Sperling and Mr. Nelson received perquisites primarily in the form of company provided cars, available for business and personal use, and tax consulting services. In addition, the Company paid, on Mr. Nelson’s behalf, for personal use of an aircraft.

(3)	Effective August 27, 2004, as part of the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock, we converted each option to purchase University of Phoenix Online common stock into an option to purchase 1.0766 shares of Apollo Education Group common stock. The shares listed for University of Phoenix Online common stock are as granted prior to the conversion.

(4)	Amounts shown consist of matching contributions made by us to Apollo Group, Inc.’s Savings and Investment Plan paid in the indicated fiscal years.
      The following tables disclose options granted by us to our Chief Executive Officer and the four other most highly compensated executive officers for 2005:
Option Grants to Purchase Apollo Education Group Class A Common Stock In the Last Fiscal Year

	Option Grants in Fiscal Year 2005				Potential Realizable
Value at Assumed
	Number of	Percent of			Annual Rates of Stock
	Securities	Total Options	Exercise		Price Appreciation for
	Underlying	Granted to	Price per		Option Term
	Options	Employees in	Share	Expiration
Name	Granted	Fiscal Year	($/Share)	Date	5%	10%

No options were granted in the last fiscal year to our Chief Executive Officer and the four other most highly compensated executive officers.

Aggregated Option Exercises in Fiscal Year 2005 and Option Values at August 31, 2005
      The following tables disclose the number of shares received from the exercise of our options, the value received therefrom, and the number and value of in-the-money and out-of-the-money options held by our Chief Executive Officer and the four other most highly compensated officers for 2005:
Apollo Education Group Class A Common Stock

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End
	Acquired	Value
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John G. Sperling	355,825	$23,896,892	1,612,117	—	$93,234,484	$—
Todd S. Nelson			815,312	200,000	17,884,409	1,486,000
Kenda B. Gonzales			418,435	25,000	22,346,845	185,750
Laura Palmer Noone	20,000	1,270,214	319,085	10,000	19,065,017	74,300
Robert A. Carroll	71,624	4,333,458	198,068	7,500	11,798,310	55,725
      The number of securities underlying unexercised options and the value of unexercised in-the-money options includes options to purchase Apollo Education Group Class A common stock issued in conjunction with the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock.
      Employment and Deferred Compensation Agreements. In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our founder. The term of the employment agreement was for five years and expired on December 31, 1997. The employment agreement has automatically renewed for eight additional one-year periods through December 31, 2005, and will automatically renew for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary of $450,000 for 2005, 2004, and 2003. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice.
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

Each of the executive officers receive a base salary, which when aggregated with their maximum bonus amount, is intended to be competitive with similarly situated executives in comparable industries,

including those companies in the peer group contained in the Stock Performance Graph. The companies surveyed had annual revenues ranging from approximately $183.2 million to $1.7 billion, with an average of $848.8 million and a median of $781.3 million. This data was used to target annual cash compensation for the executive officers at the higher end of companies surveyed.

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

Chairman of the Board and Chief Executive Officer Compensation. Todd S. Nelson is our Chairman of the Board, Chief Executive Officer, and President. Mr. Nelson’s base salary is determined annually on the same basis discussed above for the executive officers. Mr. Nelson’s bonus is tied solely to our net income (excluding non-reoccurring items); at the beginning of each fiscal year, the Committee establishes a net income goal for us. If that goal is achieved, Mr. Nelson earns a bonus up to 75% of his annual salary. Mr. Nelson is entitled to additional amounts if we exceed our net income goal. During 2005, Mr. Nelson received an annual base salary of $750,000. Because the net income goal for us was exceeded, Mr. Nelson earned a bonus for 2005 of $599,000.

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

Compensation and Management Committee Interlocks and Insider Participation
      No member of our Compensation Committee during the year ended August 31, 2005, was an officer or employee of us.

Compensation Committee

John R. Norton III, Chairman
John Blair
Audit Committee Report
      The Audit Committee, operating under its written charter, has (1) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2005, with management of the Company; (2) discussed with the Company’s independent accountants the matters required to be discussed by Statement on Auditing Standards (“SAS”) No. 61, Communications with Audit Committees, and SAS No. 90, Audit Committee Communications; (3) received and reviewed the written disclosures and the letter from its independent accountants required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees; and (4) discussed with its independent registered public accounting firm, the independent registered public accounting firm’s independence. Based on its review and discussions listed above, the Audit Committee recommended to the Board of Directors that the audited financial statements be incorporated by reference into the Company’s Annual Report on Form 10-K for the year ended August 31, 2005, for filing with the Securities and Exchange Commission.

This report is submitted by the Audit Committee.

John Blair, Chairman
Dino J. DeConcini
John R. Norton III

Stock Performance Graph
      The line graph below compares the cumulative total shareholder return on our Apollo Education Group Class A common stock and University of Phoenix Online common stock (while it was outstanding) with the cumulative total return for the Standard & Poor’s 500 Index and an index of peer group companies selected by us for the period from August 31, 2000, through August 31, 2005. The graph assumes that the value of the investment in our Apollo Education Group Class A common stock, University of Phoenix Online common stock, and each index was $100 at August 31, 2000, and that all dividends paid by those companies included in the indexes were reinvested. The value shown for University of Phoenix Online common stock is as of August 27, 2004, the date of its conversion to Apollo Education Group Class A common stock, rather than August 31, 2004.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG APOLLO GROUP, INC., UNIVERSITY OF PHOENIX ONLINE,
THE S & P 500 INDEX AND A PEER GROUP

	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31	Aug. 31
	2000	2001	2002	2003	2004	2005

Apollo Education Group Class A common stock	$100.00	$144.70	$230.61	$353.21	$430.01	$433.65
University of Phoenix Online common stock	100.00	300.01	411.16	968.75	1,256.04
S&P 500	100.00	75.61	62.01	69.49	77.45	87.17
Education Peer Group	100.00	128.48	131.74	233.10	178.35	212.19
* $100 invested on 8/31/00 in stock or index-including reinvesting of dividends. Fiscal year ending August 31.
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

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 31, 2005. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Education			Education
	Group Class A	Percent		Group Class B	Percent
Name and Address of Beneficial Owner(1)	Common Stock	Owned		Common Stock	Owned

John G. Sperling	22,537,180	12.7%	(4- 11)	1		*
John Sperling Voting Stock Trust dated January 31, 1995	585,974	*	(2)	243,080	50.9	%(2)
Peter V. Sperling	13,685,272	7.8%	(4,12- 19)	1		*
Peter Sperling Voting Stock Trust dated January 31, 1995				232,067	48.6	%(3)
Todd S. Nelson	815,312	*	(20)	2,085		*
Kenda B. Gonzales	418,435	*	(21)
Laura Palmer Noone	322,923	*	(22)
Robert A. Carroll	202,344	*	(23)
Hedy F. Govenar	105,018	*	(24)
John R. Norton III	112,656	*	(25)
Dino J. DeConcini	87,828	*	(26)
John Blair	49,500	*	(27)
Total for All Directors and Executive Officers as a Group (11 persons)	37,646,574	20.9%	(28)	477,234	100.0%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040.

(2)	Todd S. Nelson, Peter V. Sperling, and Jon S. Cohen serve as co-trustees of the John Sperling Voting Stock Trust dated January 31, 1995. Dr. Sperling disclaims beneficial ownership with respect to these shares. The address for Jon S. Cohen is in care of Snell & Wilmer LLP, One Arizona Center, Phoenix, Arizona 85004.

(3)	Peter V. Sperling serves as trustee of the Peter Sperling Voting Stock Trust dated January 31, 1995.

(4)	Includes 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust dated April 27, 1994, for which Messrs. John and Peter Sperling are the co-trustees.

(5)	Includes 2,185,886 shares held by The Aurora Foundation, for which Dr. John G. Sperling is the trustee.

(6)	Includes 1,330,867 shares that Dr. John Sperling has the right to acquire within 60 days of the date of the table set forth above.

(7)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 3, 2006.

(8)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing April 4, 2006.

(9)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing June 30, 2006.

(10)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing January 12, 2007.

(11)	Includes 250,000 shares that Dr. John Sperling has subject to a forward sale agreement maturing February 2, 2007.

(12)	Includes 578,211 shares that Mr. Peter Sperling has the right to acquire within 60 days of the date of the table set forth above.

(13)	Includes 250,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing November 5, 2007.

(14)	Includes 500,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing January 2, 2008.

(15)	Includes 250,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing January 31, 2008.

(16)	Includes 500,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing April 11, 2008.

(17)	Includes 500,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing April 27, 2008.

(18)	Includes 500,000 shares that Mr. Peter Sperling has subject to a forward sale agreement maturing July 25, 2008.

(19)	Includes 551,156 shares held by the Mr. Peter Sperling Revocable Trust dated January 31, 1995.

(20)	Includes 815,312 shares that Mr. Nelson has the right to acquire within 60 days of the date of the table set forth above.

(21)	Includes 418,435 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above.

(22)	Includes 319,085 shares that Ms. Palmer Noone has the right to acquire within 60 days of the date of the table set forth above.

(23)	Includes 198,068 shares that Mr. Carroll has the right to acquire within 60 days of the date of the table set forth above.

(24)	Includes 102,656 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(25)	Includes 112,656 shares that Mr. Norton has the right to acquire within 60 days of the date of the table set forth above.

(26)	Includes 82,771 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(27)	Includes 49,500 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(28)	Includes 4,088,387 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.
Equity Compensation Plan Information

Equity Compensation Plans Approved by Shareholders
      We have four stock-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“Director Stock Plan”), the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”), the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2000 Incentive Plan”), and the Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan (“Purchase Plan”). The necessary shareholders have approved all four of these plans.

      The Director Stock Plan provided for an annual grant to our non-employee directors of options to purchase shares of our Apollo Education Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.
      Under the LTIP, we could grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Many of the options granted under the LTIP vested 25% per year. The vesting could be accelerated for individual employees if certain operational goals are met.
      Under the 2000 Incentive Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards in our Apollo Education Group Class A common stock to certain officers, key employees, or directors of us. Prior to the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock we had the ability to also grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards for University of Phoenix Online common stock under the 2000 Incentive Plan. Any unexercised University of Phoenix Online options outstanding at August 27, 2004, were converted to options to purchase Apollo Education Group Class A common stock. Many of the options granted under the 2000 Incentive Plan vest over a four-year period. The vesting may be accelerated for individual employees if certain operational goals are met.
      The Purchase Plan allowed for our employees to purchase shares of our Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock, at quarterly intervals through periodic payroll deductions. The purchase price per share during 2005, 2004, and 2003, in general, was 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date. Effective October 1, 2005, the Purchase Plan was amended and restated. The Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan allows our employees to purchase shares of Apollo Education Group Class A common stock at a price per share equal to 95% of the fair market value on the purchase date.

Equity Compensation Plans Not Approved by Shareholders
      We currently have no equity compensation plans that have not been approved by the necessary shareholders.
      The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2005, for our Apollo Education Group Class A common stock, in thousands, except weighted-average exercise price:

	(a)	(b)	(c)

	Number of Securities		Number of Securities Remaining
	to be Issued Upon	Weighted-Average	Available for Future Issuance
	Exercise of	Exercise Price of	Under Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities Reflected in
Plan category	Warrants, and Rights	Warrants, and Rights	Column(a))

Equity compensation plans approved by security holders	8,712	$38.167	4,737
Equity compensation plans not approved by security holders	—	—	—

Total	8,712	$38.167	4,737

Item 13 —	Certain Relationships and Related Transactions
      In August 1998, we together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. We contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. We accounted for our investment in IDL under the cost method. Hermes is currently owned by Dr. John G. Sperling, our founder and a director of us.
      On December 14, 2001, Hermes acquired our investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheets as of August 31, 2005 and 2004. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.
      Effective July 15, 1999, we entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by us (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). The first educational offering under these agreements commenced in the Netherlands in September 1999. During the years ended August 31, 2005, 2004, and 2003, we received no revenue from Apollo International, Inc. for services rendered in connection with these contracts. Effective October 1, 2005, we have taken over operations at the Netherlands campus from Apollo International, Inc.
      Effective September 2002, Western International University entered into an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content of the programs. Western International University received revenue of $89,000, $37,000, and $8,000 during the years ended August 31, 2005, 2004, and 2003, respectively, for services rendered in connection with this agreement.
      Effective June 1, 1999, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of our directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2005, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 in 2005, 2004, and 2003.
      On occasion, we lease an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity during the years ended August 31, 2005, 2004, and 2003, were $421,000, $573,000, and $225,000, respectively.

Item 14 —	Principal Accounting Fees and Services
      The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the years ended August 31, 2005 and 2004:

Fee Category	2005	2004

Audit fees	$1,382,000	$464,000
Audit-related fees	34,000	63,000
Tax fees	274,000	270,000
All other fees		2,000

Total fees	$1,690,000	$799,000

      Audit Fees. 2005 fees consist of fees billed for professional services rendered for the integrated audit of Apollo’s consolidated financial statements and of its internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services performed in connection with statutory and regulatory filings or engagements. 2004 fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, review of our interim consolidated financial statements and the financial statements of University of Phoenix Online included in quarterly reports, and services performed in connection with statutory and regulatory filings or engagements.
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
      The following consolidated financial statements and related items of Apollo Group, Inc. and subsidiaries, included in the Annual Report to Shareholders for the year ended August 31, 2005, are incorporated by reference from our 2005 Annual Report to Shareholders:

•	Reports of Registered Public Accounting Firms

•	Consolidated Balance Sheets as of August 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended August 31, 2005, 2004, and 2003

•	Consolidated Statements of Comprehensive Income for the Years Ended August 31, 2005, 2004, and 2003

•	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended August 31, 2005, 2004, and 2003

•	Consolidated Statements of Cash Flows for the Years Ended August 31, 2005, 2004, and 2003

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
      All schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.	Exhibits

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1		Asset Purchase Agreement by and among National Endowment for Financial Education,(R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

2.2		Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3/A filed September 23, 1997

3.1		Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000

3.2		Amended and Restated Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K

10.2		Apollo Group, Inc. Second Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of the August 31, 2004 Form 10-K

10.3		Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804

10.4		Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 Form 10-Q

10.5		Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	Filed herewith

10.7		Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.7 of the August 31, 2004 Form 10-K

10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804

10	.10a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1/A No. 33-83804

10	.10b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K

10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K

10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.13 of the August 31, 2001 Form 10-K

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10	.13a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Incorporated by reference to Exhibit 10.13a of the August 31, 2002 Form 10-K

10	.13b	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2003	Incorporated by reference to Exhibit 10.13b of the August 31, 2003 Form 10-K

10	.13c	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2004	Incorporated by reference to Exhibit 10.13c of the August 31, 2004 Form 10-K

10	.13d	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2005	Incorporated by reference to Exhibit 10.13d of the May 31, 2005 Form 10-Q

10.14		Promissory Note from Hermes Onetouch, L.L.C	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 Form 10-Q

13		Pages 13 through 41 of Apollo Group, Inc. 2005 Annual Report to Shareholders for the year ended August 31, 2005	Filed herewith

14		Code of Ethics	Filed herewith

16		Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated January 21, 2004	Incorporated by reference to Exhibit 16 of the January 21, 2004 Form 8-K

21		List of Subsidiaries	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2		Audit Committee Charter	Filed herewith

99.3		Compensation Committee Charter	Filed herewith

*	Indicates a management contract or compensation plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on November 14, 2005.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ Todd S. Nelson

Todd S. Nelson
Chairman of the Board,
Chief Executive Officer, and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Founder and Director	November 14, 2005

/s/ Todd S. Nelson Todd S. Nelson	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	November 14, 2005

/s/ Kenda B. Gonzales Kenda B. Gonzales	Chief Financial Officer, Secretary, and Treasurer (Principal Financial Officer)	November 14, 2005

/s/ Peter V. Sperling Peter V. Sperling	Senior Vice President and Director	November 14, 2005

/s/ Daniel E. Bachus Daniel E. Bachus	Chief Accounting Officer and Controller	November 14, 2005

/s/ Dino J. DeConcini Dino J. DeConcini	Director	November 14, 2005

/s/ John R. Norton III John R. Norton III	Director	November 14, 2005

/s/ Hedy F. Govenar Hedy F. Govenar	Director	November 14, 2005

/s/ John Blair John Blair	Director	November 14, 2005

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

2.1		Asset Purchase Agreement by and among National Endowment for Financial Education,(R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	Incorporated by reference to Exhibit 10 of our Registration Statement No. 333-35465 on Form S-3 filed September 11, 1997

2.2		Assignment and Amendment of Asset Purchase Agreement by and among National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	Incorporated by reference to Exhibit 10.2 of our Registration Statement No. 333-35465 on Form S-3/A filed September 23, 1997

3.1		Amended and Restated Articles of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 of our Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000

3.2		Amended and Restated Bylaws of the Company (As Amended Through June 1996)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K

10.2		Apollo Group, Inc. Second Amended and Restated Director Stock Plan*	Incorporated by reference to Exhibit 10.2 of the August 31, 2004 Form 10-K

10.3		Apollo Group, Inc. Long-Term Incentive Plan*	Incorporated by reference to Exhibit 10.3 of Form S-1 No. 33-83804

10.4		Amended and Restated Apollo Group, Inc. Savings and Investment Plan*	Incorporated by reference to Exhibit 10.4 of the November 30, 2001 Form 10-Q

10.5		Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	Filed herewith

10.7		Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.7 of the August 31, 2004 Form 10-K

10.8		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	Incorporated by reference to Exhibit 10.6 of Form S-1 No. 33-83804

10.9		Deferred Compensation Agreement between John G. Sperling and Apollo Group, Inc.*	Incorporated by reference to Exhibit 10.7 of Form S-1 No. 33-83804

10	.10a	Shareholder Agreement dated September 7, 1994, by and between the Company and each holder of the Company’s Apollo Education Group Class B Common Stock	Incorporated by reference to Exhibit 10.10 of Form S-1/A No. 33-83804

10	.10b	Amendment to Shareholder Agreement between the Company and each holder of the Company’s Apollo Education Class B Common Stock, dated May 25, 2001	Incorporated by reference to Exhibit 10.10b of the August 31, 2001 Form 10-K

10.11		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	Incorporated by reference to Exhibit 10.11 of the August 31, 1995 Form 10-K

10.12		Purchase and Sale Agreement dated October 10, 1995	Incorporated by reference to Exhibit 10.12 of the August 31, 1996 Form 10-K

10.13		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2001	Incorporated by reference to Exhibit 10.13 of the August 31, 2001 Form 10-K

Exhibit
Number		Description of Exhibit	Sequentially Numbered Page or Method of Filing

10	.13a	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2002	Incorporated by reference to Exhibit 10.13a of the August 31, 2002 Form 10-K

10	.13b	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2003	Incorporated by reference to Exhibit 10.13b of the August 31, 2003 Form 10-K

10	.13c	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2004	Incorporated by reference to Exhibit 10.13c of the August 31, 2004 Form 10-K

10	.13d	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2005	Incorporated by reference to Exhibit 10.13d of the May 31, 2005 Form 10-Q

10.14		Promissory Note from Hermes Onetouch, L.L.C	Incorporated by reference to Exhibit 10.14 of the February 28, 2002 Form 10-Q

13		Pages 13 through 41 of Apollo Group, Inc. 2005 Annual Report to Shareholders for the year ended August 31, 2005	Filed herewith

14		Code of Ethics	Filed herewith

16		Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated January 21, 2004	Incorporated by reference to Exhibit 16 of the January 21, 2004 Form 8-K

21		List of Subsidiaries	Filed herewith

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

23.2		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.2		Audit Committee Charter	Filed herewith

99.3		Compensation Committee Charter	Filed herewith

*	Indicates a management contract or compensation plan.