Form 10-Q
period 2005-11-30
APOLLO GROUP INC
filed 2006-01-09
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2005
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
YES ☑            NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐            NO ☑
AT JANUARY 3, 2006, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	173,117,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
EXHIBIT 3.1 — Amended and Restated Articles of Incorporation of Apollo Group, Inc.
EXHIBIT 3.2 — Amended and Restated Bylaws (as amended through June 1996) of Apollo Group, Inc.
EXHIBIT 15.1 — Letter in Lieu of Consent
EXHIBIT 31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 — Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 — Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
(Dollars in thousands)	2005	2005
Assets:
Current assets
Cash and cash equivalents	$165,330	$145,607
Restricted cash	225,316	225,706
Marketable securities	141,579	224,112
Receivables, net	201,068	201,615
Deferred tax assets, net	16,632	14,991
Other current assets	20,862	23,058

Total current assets	770,787	835,089
Property and equipment, net	267,231	268,661
Marketable securities	87,525	97,350
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	40,494	35,756
Other assets (includes receivable from related party of $15,067 and $14,843 at November 30, 2005 and August 31, 2005, respectively)	29,368	28,993

Total assets	$1,232,501	$1,302,945

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$19,231	$18,878
Accounts payable	38,328	40,129
Accrued liabilities	59,747	61,315
Income taxes payable	80,229	9,740
Student deposits and current portion of deferred revenue	374,962	387,910

Total current liabilities	572,497	517,972
Deferred tuition revenue, less current portion	238	351
Long-term liabilities, less current portion	81,237	77,748

Total liabilities	653,972	596,071

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued at November 30, 2005 and August 31, 2005, and 175,266,000 and 179,184,000 outstanding at November 30, 2005 and August 31, 2005, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at November 30, 2005 and August 31, 2005	1	1
Additional paid-in capital
Apollo Education Group Class A treasury stock, at cost, 12,736,000 and 8,818,000 shares at November 30, 2005 and August 31, 2005, respectively	(887,726)	(645,742)
Retained earnings	1,467,410	1,353,650
Accumulated other comprehensive loss	(1,259)	(1,138)

Total shareholders’ equity	578,529	706,874

Total liabilities and shareholders’ equity	$1,232,501	$1,302,945

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	November 30,
(In thousands, except per share amounts)	2005	2004
Revenues:
Tuition and other, net	$628,884	$534,926

Costs and expenses:
Instructional costs and services	259,885	217,417
Selling and promotional	128,120	120,585
General and administrative	30,080	21,188

	418,085	359,190

Income from operations	210,799	175,736
Interest income and other, net	4,503	4,562

Income before income taxes	215,302	180,298
Provision for income taxes	84,528	70,767

Net income	$130,774	$109,531

Earnings per share attributed to Apollo Education Group common stock:

Basic income per share	$0.73	$0.59

Diluted income per share	$0.73	$0.58

Basic weighted average shares outstanding	178,104	186,369

Diluted weighted average shares outstanding	180,331	189,831

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	November 30,
(In thousands)	2005	2004
Net income	$130,774	$109,531
Other comprehensive income:
Currency translation loss	(121)	(546)

Comprehensive income	$130,653	$108,985

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Apollo Education Group Common Stock					Apollo Education Group
	Class A Nonvoting		Class B Voting		Additional	Class A Treasury Stock			Accumulated Other	Total
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders'
(In thousands)	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Income	Equity

Three Months Ended November 30, 2004
Balance at August 31, 2004	187,567	$103	477	$1	$28,787	—	$—	$928,815	$(565)	$957,141
Treasury stock purchases	(4,559)					4,559	(319,321)			(319,321)
Stock issued under stock purchase plans	41				2,465					2,465
Stock issued under stock option plans	901				(24,911)	(507)	36,681			11,770
Tax benefits of stock options exercised					7,950					7,950
Currency translation adjustment									(546)	(546)
Net income								109,531		109,531

Balance at November 30, 2004	183,950	$103	477	$1	$14,291	4,052	$(282,640)	$1,038,346	$(1,111)	$768,990

Three Months Ended November 30, 2005
Balance at August 31, 2005	188,002	$103	477	$1	$—	8,818	$(645,742)	$1,353,650	$(1,138)	$706,874
Treasury stock purchases						4,544	(285,915)			(285,915)
Stock issued under stock purchase plans					(721)	(44)	3,071			2,350
Stock issued under stock option plans					(14,491)	(582)	40,860	(17,014)		9,355
Tax benefits of stock options exercised					9,399					9,399
Stock-based compensation					5,813					5,813
Currency translation adjustment									(121)	(121)
Net income								130,774		130,774

Balance at November 30, 2005	188,002	$103	477	$1	$—	12,736	$(887,726)	$1,467,410	$(1,259)	$578,529

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	November 30,
(In thousands)	2005	2004
Cash flows provided by (used for) operating activities:
Net income	$130,774	$109,531
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,813
Depreciation and amortization	16,647	12,306
Amortization of investment premiums	403	1,205
Provision for uncollectible accounts	20,093	9,067
Deferred income taxes	(6,379)	12,797
Tax benefits of stock options exercised		7,950
Excess tax benefits from stock-based compensation	(7,874)
Cash received for tenant improvements	1,546	1,263
Non-cash early occupancy expense	85
Changes in assets and liabilities
Receivables	(19,546)	(14,153)
Other assets	1,716	(2,934)
Accounts payable and accrued liabilities	4,089	(28,445)
Income taxes	79,888	31,239
Student deposits and deferred revenue	(12,994)	22,196
Other liabilities	1,350	822

Net cash provided by operating activities	215,611	162,844

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(20,837)	(23,129)
Purchase of marketable securities	(187,120)	(18,961)
Maturities of marketable securities	279,075	159,336
Purchase of restricted securities	(341,691)	(46,807)
Maturities of restricted securities	342,081	21,415
Purchase of other assets	(939)	(528)

Net cash provided by investing activities	70,569	91,326

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(285,915)	(319,321)
Issuance of Apollo Education Group Class A common stock	11,705	14,235
Excess tax benefits from stock-based compensation	7,874

Net cash used for financing activities	(266,336)	(305,086)

Currency translation loss	(121)	(546)

Net increase (decrease) in cash and cash equivalents	19,723	(51,462)
Cash and cash equivalents at beginning of period	145,607	156,669

Cash and cash equivalents at end of period	$165,330	$105,207

Supplemental disclosure of non-cash investing activities
Tenant improvement allowances	$4,610	$3,607
Purchases of property and equipment included in accounts payable	$7,458	$5,296
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. (“Apollo” or the “Company”), through its wholly-owned subsidiaries: The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (the “College”), and Western International University, Inc. (“WIU”), has been providing higher education to working adults for almost 30 years.
University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 68 local campuses and 115 learning centers located in 34 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.
IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities at 23 campuses and 34 learning centers in 25 states.
The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.
WIU is accredited by HLC, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint ventures in China and India. Axia College of Western International University offers associate degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system.
This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2006 and 2005 refer to the periods ended November 30, 2005 and 2004, respectively.
Note 2. Significant Accounting Policies
Basis of presentation
The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2005, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month period ended November 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Principles of consolidation
The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Auction-rate securities
Auction-rate securities are securities with an underlying component of a long-term debt or an equity instrument. Auction-rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 90 days of the purchase. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer term investments. Prior to the second quarter of 2005, the Company had classified its auction-rate securities as held-to-maturity and as cash equivalents, restricted cash, short-term marketable securities, or long-term marketable securities based on the period from the purchase date to the first reset date. Beginning in the second quarter of 2005, the Company began classifying auction-rate securities that had previously been classified as cash equivalents and restricted cash as short-term marketable securities because the underlying instruments have maturity dates exceeding three months. Additionally, the Company began classifying these securities as available-for-sale as the securities are not held to the maturity date of the underlying security. The Company also revised the presentation of the Consolidated Statements of Cash Flows to reflect the gross purchases and sales of these securities as investing activities for the auction-rate securities previously classified as cash equivalents and restricted cash. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.
Restricted cash
The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less. In addition, until the end of the second quarter of 2005, the Company’s restricted cash was also invested in auction-rate securities with auction or reset dates of between 7 and 90 days of the purchase. In 2005, the Company also concluded that it was appropriate to reflect gross purchases and sales of these securities as investing activities in the Consolidated Statements of Cash Flows rather than reflecting the net change in restricted cash as an operating activity. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company. This revision along with the auction-rate securities revision discussed above had the effect of increasing net cash provided by operating activities by $25.4 million in the first quarter of 2005 and reducing it by $0.4 million in the first quarter of 2006.
Investments
Investments in marketable securities, such as municipal bonds and U.S. government-sponsored enterprises, are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities, other than auction-rate securities, until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Consolidated Balance Sheets.
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
Revenues, receivables, and related liabilities
Approximately 92.9% and 92.8% of the Company’s tuition and other net revenues during the three months ended November 30, 2005 and 2004, respectively, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include fees for online delivery of course materials, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represented approximately 84.6% and 93.8% of consolidated tuition revenues during the three months ended November 30, 2005 and 2004, respectively. This decrease of University of Phoenix revenue as a percentage of total revenues is due to the significant increase in enrollment in associates degree programs at Axia College of Western International University between periods. Axia College began offering these programs in September 2004. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.
The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company’s degree programs generally enroll in a program of study that encompasses a series of five to nine-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, is recognized on a pro rata basis over the period of instruction for each course. Fees for the Company’s online delivery of course materials are also recognized on a pro rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro rata basis over the period of the program. Seminars, continuing education programs, and many of the College’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro rata basis over the period of instruction.
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
Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $29.4 million (4.5% of gross revenues) and $18.3 million (3.3% of gross revenues) in the three months ended November 30, 2005 and 2004, respectively.
Many of the Company’s students participate in government-sponsored financial aid programs under Title IV of the Higher Education Act of 1965, as amended. These financial aid programs generally consist of guaranteed student loans and direct grants to students. Guaranteed student loans are issued to the student by external financial institutions, to whom the student is obligated, and are non-recourse to the Company.
Student deposits consist of payments made in advance of billings. As the student is billed, the student deposit is applied against the resulting student receivable.
Cost in excess of fair value of assets purchased
The Company’s cost in excess of fair value of assets purchased (i.e. goodwill) relates primarily to the acquisitions of the College and WIU. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of the Company’s goodwill and other intangibles the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record non-cash impairment charges for these assets not previously recorded. The Company has selected August 31 as the date on which it will perform its annual goodwill impairment test. The Company performed its annual impairment test as of August 31, 2005, and concluded that no impairment charge was required.
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
Leases
The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, the Company records a deferred rent liability on the Consolidated Balance Sheets and amortizes the items on a straight-line basis over the term of the lease as additions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, the Company initiated a review of its lease-related accounting and determined that its previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Consolidated Balance Sheets and capital expenditures in investing activities on the Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Consolidated Statements of Cash Flows. In the second quarter of 2005, the Company recorded additional leasehold improvements and deferred rent in its Consolidated Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases. The Company also revised the presentation of the Consolidated Statements of Cash Flows to reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Consolidated Statements of Income and the Consolidated Statements of Cash Flows. As of November 30, 2005, the Company has unamortized tenant improvement allowances of $52.1 million.
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
Stock-based compensation
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended November 30, 2005, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2005, was $5.8 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended November 30, 2004. See Note 9 for additional information.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, other than as related to the conversion of University of Phoenix Online stock options into Apollo Education Group stock options, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 31, 2005, will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to August 31, 2005, is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. The Company adopted SFAS 153 on September 1, 2005. The adoption of SFAS 153 had no material impact on its financial condition or results of operations.
In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company plans to adopt SFAS 154 beginning in the first quarter of fiscal 2007.
Note 3. Balance Sheet Components
Marketable securities consist of the following, in thousands:

	November 30,		August 31,
	2005		2005
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$82,676	$83,050	$120,822	$121,310
U.S. government-sponsored enterprises	37,193	37,495	38,135	38,449
Auction-rate preferred stock	14,094	14,100	57,421	57,445
Corporate obligations	6,891	6,934	6,862	6,908

Total current marketable securities	140,854	141,579	223,240	224,112

Classified as noncurrent:
Municipal bonds due in 1-4 years	36,960	37,550	41,932	42,384
U.S. government-sponsored enterprises	41,228	43,000	46,199	47,994
Corporate obligations	6,102	6,975	6,086	6,972

Total noncurrent marketable securities	84,290	87,525	94,217	97,350

Total marketable securities	$225,144	$229,104	$317,457	$321,462

Receivables consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Trade receivables	$224,410	$220,753
Interest receivable	2,712	2,666

	227,122	223,419
Less allowance for doubtful accounts	(26,054)	(21,804)

Total receivables, net	$201,068	$201,615

Bad debt expense was $20.1 million and $9.1 million for the three months ended November 30, 2005 and 2004, respectively. Write-offs, net of recoveries, were $15.8 million and $7.0 million for the three months ended November 30, 2005 and 2004.
Property and equipment consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Furniture and equipment	$280,401	$277,471
Software	79,590	78,136
Leasehold improvements	102,452	99,847
Tenant improvement allowances	95,918	85,871
Land and buildings	15,179	15,113

	573,540	556,438
Less accumulated depreciation and amortization	(306,309)	(287,777)

Property and equipment, net	$267,231	$268,661

Depreciation and amortization expense was $19.4 million and $15.2 million for the three months ended November 30, 2005 and 2004, respectively.
Accrued liabilities consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Faculty pay, bonuses, and employee related benefits	$19,625	$23,441
Accrued advertising	21,670	15,631
Other accrued liabilities	18,452	22,243

Total accrued liabilities	$59,747	$61,315

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Student deposits	$249,371	$249,696
Current portion of deferred tuition revenue	119,392	131,900
Application fee revenue	6,199	6,314

Total student deposits and current portion of deferred revenue	$374,962	$387,910

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
On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheets as of November 30, 2005, and August 31, 2005. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.
Effective July 15, 1999, the Company entered into contracts with Apollo International, Inc. to provide educational products and services in certain locations outside of the United States, Canada, and Puerto Rico. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by the Company (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). The first educational offering under these agreements commenced in the Netherlands in September 1999. During the three months ended November 30, 2005 and 2004, the Company received no revenue from Apollo International, Inc. for services rendered in connection with these contracts. Effective October 1, 2005, the Company has taken over operations at the Netherlands campus from Apollo International, Inc.
Effective September 2002, WIU entered into an agreement with Apollo International, Inc. that allows for WIU’s educational offerings to be made available in India. Apollo International, Inc. manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. WIU received revenue of $47,000 and $27,000 during the three months ended November 30, 2005 and 2004, respectively, for services rendered in connection with this agreement.
Effective June 1, 1999, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2005, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $30,000 during the three-month periods ended November 30, 2005 and 2004.
The Company, on occasion, leases an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity were $147,000 and $156,000 during the three-month periods ended November 30, 2005 and 2004, respectively.
Note 5. Long-Term Liabilities
Long-term liabilities consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Deferred compensation discounted at 7.5%	$1,425	$1,413
Deferred rent and other lease rebates	84,304	79,803
Deferred gain on sale-leasebacks and other contracts	13,327	13,757
Other long-term liabilities	1,412	1,653

Total long-term liabilities	100,468	96,626
Less current portion	(19,231)	(18,878)

Total long-term liabilities, net	$81,237	$77,748

The undiscounted deferred compensation liability was $1.6 million at November 30, 2005 and August 31, 2005, and relates to the deferred compensation agreement between the Company and Dr. John G. Sperling executed in December 1993. The discount rate for this agreement was determined based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the agreement.
Note 6. Income Taxes
The related components of the income tax provision are as follows, in thousands:

	For the Three Months Ended
	November 30,
	2005	2004
Current:
Federal	$74,573	$47,575
State and other	16,334	10,395

Total current	90,907	57,970

Deferred:
Federal	(5,614)	11,256
State and other	(765)	1,541

Total deferred	(6,379)	12,797

Total provision for income taxes	$84,528	$70,767

The income tax provision differs from the tax that would result from application of the statutory U.S. federal income tax rate as follows:

	For the Three Months Ended
	November 30,
	2005	2004

Statutory U.S. federal income tax rate	35.0%	35.0%
State income taxes, net of federal benefit	4.8%	4.8%
Other, net	-0.5%	-0.5%

Effective income tax rate	39.3%	39.3%

Deferred tax assets and liabilities consist of the following, in thousands:

	November 30,	August 31,
	2005	2005

Gross deferred tax assets:
Allowance for doubtful accounts	$10,529	$8,839
Deferred tuition revenue	763	882
Reserves	1,955	1,873
Stock-based compensation	39,549	39,139
Sale-leaseback	4,416	4,545
Deferred tenant improvement allowances	20,712	19,514
Other	7,172	6,143

Total gross deferred tax assets	85,096	80,935

Gross deferred tax liabilities:
Amortization of cost in excess of fair value of assets purchased	7,160	6,876
Depreciation of fixed assets	18,978	21,480
Other	1,832	1,832

Total gross deferred tax liabilities	27,970	30,188

Net deferred tax assets	$57,126	$50,747

The conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options resulted in non-cash stock-based compensation charges of $19.8 million and $123.5 million in 2005 and 2004, respectively. This deferred compensation is not currently deductible for income tax purposes. Therefore, a deferred tax asset was established based on the value of the vested, but unexercised options existing at August 31, 2004. During the first three months of 2006, the net increase in the deferred tax asset was $0.4 million, as a result of the tax impact of SFAS 123(R) partially offset by options that were exercised during the period that had previously been converted from University of Phoenix Online common stock options to Apollo Education Group common stock options. The remaining deferred tax asset will be realized over subsequent periods as options are exercised.
Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, in thousands:

	November 30,	August 31,
	2005	2005

Current deferred tax assets, net	$16,632	$14,991
Noncurrent deferred tax assets, net	40,494	35,756

Net deferred tax assets	$57,126	$50,747

In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.
Note 7. Common Stock
The Board of Directors of Apollo has previously authorized a program allocating up to $1.55 billion in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock. While it was outstanding, the Company repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. On October 7, 2005, the Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of November 30, 2005, the Company had repurchased approximately 31,527,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.7 billion. On December 9, 2005, the Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. An additional 2,363,000 shares of Apollo Education Group Class A common stock were repurchased in December 2005 at a cost of approximately $154.6 million.
As of November 30, 2005, 2,098,000 shares of the Company’s treasury stock have been used to secure receivables between the Company and two of its subsidiaries.
Note 8. Earnings Per Share
A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

			For the Three Months Ended
			November 30,
	2005			2004
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$130,774	178,104	$0.73	$109,531	186,369	$0.59
Effect of dilutive securities:
Stock options		2,227			3,462

Diluted net income per share	$130,774	180,331	$0.73	$109,531	189,831	$0.58

Basic earnings per share for Apollo Education Group common stock for the three months ended November 30, 2005 and 2004, were computed by dividing Apollo Education Group earnings by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans is included.
Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended November 30, 2005 and 2004, approximately 1,972,000 and 52,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 9. Employee and Director Benefit Plans
The Company provides various health, welfare, and disability benefits to its full-time, salaried employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care and life insurance benefits to its employees.
401(k) plan
The Company sponsors a 401(k) plan for its employees which provides for salary reduction contributions by qualifying employees. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon completion of one year of service and 1,000 hours worked, the Company matches 30% of the eligible participant’s contributions up to 15% of the participant’s gross compensation per paycheck. The Company’s matching contributions totaled $1.2 million and $1.0 million for the three months ended November 30, 2005 and 2004, respectively.
Stock-based compensation plans
The Company has four stock-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“Director Stock Plan”), the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”), the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2000 Incentive Plan”), and the Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan (“Purchase Plan”).
The Director Stock Plan provided for an annual grant to the Company’s non-employee directors of options to purchase shares of the Company’s Apollo Education Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.
Under the LTIP, the Company may grant non-qualified stock options, stock appreciation rights, and other stock-based awards in the Company’s Apollo Education Group Class A common stock to certain officers, key employees, or directors of the Company. Many of the options granted under the LTIP vested 25% per year. The vesting may be accelerated for individual employees if certain operational goals are met.
Under the 2000 Incentive Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards in the Company’s Apollo Education Group Class A common stock to certain officers, key employees, or directors of the Company. Prior to the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock the Company had the ability to also grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards for University of Phoenix Online common stock. Any unexercised University of Phoenix Online common stock options outstanding at August 27, 2004, were converted to options to purchase Apollo Education Group Class A common stock. Many of the options granted under the 2000 Incentive Plan vest over a four-year period. The vesting may be accelerated for individual employees if certain operational goals are met.
The Purchase Plan allowed for the Company’s employees to purchase shares of the Company’s Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock, at quarterly intervals through periodic payroll deductions. The purchase price per share prior to October 1, 2005, in general, was 85% of the lower of 1) the fair market value (as defined in the Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date. Effective October 1, 2005, the Purchase Plan was amended and restated. The Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan allows the Company’s employees to purchase shares of Apollo Education Group Class A common stock at a price per share equal to 95% of the fair market value on the purchase date.
A summary of the activity related to stock options to purchase Apollo Education Group Class A common stock granted under the Director Stock Plan, the LTIP, and the 2000 Incentive Plan is as follows, in thousands, except per share amounts:

					Weighted
					Average
		Director	2000		Exercise Price
	LTIP	Stock Plan	Incentive Plan	Total	per Share

Outstanding at August 31, 2004	2,485	311	8,535	11,331	$33.158
Granted			145	145	77.679
Exercised	(1,069)	(45)	(1,391)	(2,505)	16.969
Canceled	(52)		(207)	(259)	46.241

Outstanding at August 31, 2005	1,364	266	7,082	8,712	38.167

Granted			1,639	1,639	64.494
Exercised	(376)		(202)	(578)	16.348
Canceled	(6)		(45)	(51)	55.625

Outstanding at November 30, 2005	982	266	8,474	9,722	43.826

Exercisable at November 30, 2005	772	266	5,515	6,553

Available for issuance at November 30, 2005	957		2,243	3,200

The following table summarizes information about the stock options to purchase Apollo Education Group Class A common stock at November 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Number	Years	Price	Number	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
	(In thousands)			(In thousands)
$6.502-$14.840	2,434	4.43	$9.636	2,226	$9.505
$17.647-$41.920	2,234	6.29	$30.431	2,197	$30.263
$43.430-$63.790	2,951	8.88	$62.221	1,184	$60.570
$64.070-$76.760	1,949	8.55	$70.987	841	$70.262
$77.120-$91.000	154	4.22	$82.101	105	$83.886

$6.502-$91.000	9,722	7.03	$43.826	6,553	$34.683

Valuation and Expense Information Under SFAS 123(R) and Proforma Information Under SFAS 123 for Periods Prior to Fiscal 2006
On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended November 30, 2005, which was allocated as follows, in thousands:

For the Three Months Ended
November 30, 2005
Instructional costs and services	$2,817
Selling and promotional	504
General and administrative	2,492

Stock-based compensation expense included in operating expenses	5,813

Tax benefit	2,312

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$3,501

The table below reflects net income and diluted net income per share for the three months ended November 30, 2005 compared with the pro forma information for the three months ended November 30, 2004 as follows, in thousands, except per share amounts:

	For the Three Months Ended
	November 30,
	2005	2004
Net income(1)	N/A	$109,531
Stock-based compensation expense related to employee stock options and employee stock purchases	(5,813)	(7,012)
Tax benefit	2,312	2,752

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax(2)	(3,501)	(4,260)

Net income, including the effect of stock-based compensation expense(3)	$130,774	$105,271

Basic net income per share(1)	$0.73	$0.59
Basic net income per share, including the effect of stock-based compensation expense(3)	$0.73	$0.56
Diluted net income per share(1)	$0.73	$0.58
Diluted net income per share, including the effect of stock-based compensation expense(3)	$0.73	$0.55

(1)	Net income and net income per share prior to fiscal 2006 did not include stock-based compensation expense for employee stock options and employee stock purchases under SFAS 123 because the Company did not adopt the recognition provisions of SFAS 123.

(2)	Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.

(3)	Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123.
As of November 30, 2005, total compensation cost related to nonvested stock options not yet recognized was $38.0 million which is expected to be recognized over the next 17 months on a weighted-average basis.
The fair value of each option grant made during 2006 was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

For the Three Months Ended
November 30, 2005
Dividend yield	0.0%
Expected volatility	30.9%
Risk-free interest rate	3.9%
Expected lives (in years)	3.1
Weighted average fair value of options granted	$17.03
The Company analyzed both its historical volatility and the implied volatility for two-year traded options on the Company’s stock to estimate the expected volatility consistent with SFAS 123(R) and SAB 107. Prior to the first quarter of fiscal 2006, the Company had used its historical stock price volatility in accordance with SFAS 123 for purposes of its pro forma information.
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.
As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of each option grant made prior to 2006 was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended
	November 30, 2004
Apollo Education Group
Dividend yield		0.0%
Expected volatility		31.0%
Risk-free interest rate		3.3%
Expected lives (in years)		6.1
Weighted average fair value of options granted		$26.56
The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.
Note 10. Commitments and Contingencies
On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the Lead Plaintiff. Lead Plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004, and September 14, 2004, and seeks certification as a class and monetary damages in unspecified amounts. Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court denied the motion to dismiss on October 18, 2005. While the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from these actions.
On August 29, 2003, the Company was notified that a qui tam action had been filed against it on March 7, 2003, in the United States District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the Government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the Government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the United States Ninth Circuit Court of Appeals. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.
On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiff’s previously filed motion to certify the class now will be decided by the Solano County Superior Court. A management conference has been set for April 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.
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
Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended November 30, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenues.
Summary financial information by reportable segment is as follows, in thousands:

	For the Three Months Ended
	November 30,
	2005	2004

Tuition and other, net
University of Phoenix	$529,928	$498,476
Other Schools	98,684	35,767
Corporate	272	683

Total tuition and other, net	$628,884	$534,926

Income from operations:
University of Phoenix	$182,970	$168,657
Other Schools	30,000	6,440
Corporate	(2,171)	639

	210,799	175,736

Reconciling items:
Interest income and other, net	4,503	4,562

Income before income taxes	$215,302	$180,298

	For the Three Months Ended
	November 30,
	2005	2004

Depreciation and Amortization:
University of Phoenix	$10,352	$8,609
Other Schools	1,145	816
Corporate	5,150	2,881

	$16,647	$12,306

Capital Expenditures:
University of Phoenix	$13,297	$14,149
Other Schools	198	601
Corporate	7,342	8,379

	$20,837	$23,129

	November 30,	August 31,
	2005	2005

Assets:
University of Phoenix	$657,579	$739,420
Other Schools	136,539	122,107
Corporate	438,383	441,418

	$1,232,501	$1,302,945

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Group, Inc.
Phoenix, Arizona
We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and subsidiaries (the “Company”) as of November 30, 2005, and the related consolidated statements of income and of comprehensive income and of changes in shareholders’ equity and cash flows for the three-month periods ended November 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Apollo Group, Inc. and subsidiaries as of August 31, 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated November 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of August 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
January 6, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Apollo Group, Inc., our operations, and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes (“Notes”). This overview summarizes the MD&A, which includes the following sections:
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Our Business—a general description of our business and the education industry; our opportunities; and the challenges and risks of our business.

•	Application of Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates and a summary of recent accounting pronouncements.

•	Results of Operations—an analysis of our consolidated results of operations for the three-month periods presented in our consolidated financial statements. We operate in one business sector—education. Except to the extent that differences between our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and the impact of inflation.
Forward-Looking Statements
     This Form 10-Q, including MD&A, contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and MD&A include, but are not limited to, statements such as:
•	University of Phoenix currently plans on opening seven to nine new campuses during 2006;

•	total purchases of property and equipment for the year ended August 31, 2006, are expected to range from $100 to $120 million;

•	we anticipate spending $103.0 million during 2006 and 2007 for the construction of a building for future Online expansion;

•	while the outcome of these audit proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations or cash flows to result from these actions;

•	we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; and

•	while the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
     These forward-looking statements are based on our estimates, projections, beliefs, and assumptions and speak only as of the date made and are not guarantees of future performance. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Statements in this Form 10-Q, including the Notes and MD&A, describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, without limitation:
•	new or revised interpretations of regulatory requirements that are or may become applicable to us;

•	changes in, or new interpretations of, applicable laws, rules, and regulations;

•	failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations by University of Phoenix;

•	failure to obtain authorizations from states in which University of Phoenix does not currently provide degree programs;

•	our ability to continue to attract and retain students;

•	our ability to successfully defend litigation claims;

•	our ability to protect our intellectual property and proprietary rights;

•	our ability to recruit and retain key personnel;

•	our ability to successfully manage economic conditions, including stock market volatility; and

•	other factors set forth in this Form 10-Q.
     In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-Q will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

Our Business
General
     Apollo Group, Inc. has been providing higher education to working adults for almost 30 years. We operate through our subsidiaries: The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development, The College for Financial Planning Institutes Corporation (the “College for Financial Planning”), and Western International University, Inc. (“Western International University”). We currently offer our programs and services at 95 campuses and 153 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. Our combined degree enrollment at November 30, 2005, was approximately 315,400. University of Phoenix is our largest subsidiary, with its tuition revenues representing approximately 84.6% of our consolidated tuition revenues during the three months ended November 30, 2005.
     Our operations are aggregated into two reportable operating segments: the University of Phoenix segment and the Other Schools segment. Both segments are comprised of educational operations conducted in similar markets and produce similar economic results. Our operations are also subject to a similar regulatory environment, which includes licensing and accreditation. The Other Schools segment includes our other subsidiaries: Western International University, Institute for Professional Development, and the College for Financial Planning.
     University of Phoenix is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 68 local campuses and 115 learning centers in 34 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality.
     Western International University is accredited by The Higher Learning Commission, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint educational agreements in China and India. Axia College of Western International University offers associate degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system. The Axia College program is designed for students with little or no college experience and offers small classes of less than 20 students and dedicated faculty who are specially trained in facilitating the online learning experience.
     Institute for Professional Development provides program development and management consulting services to regionally accredited private colleges and universities (client institutions) who are interested in expanding or developing their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. Institute for Professional Development provides these services at 23 campuses and 34 learning centers in 25 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal.
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
The Education Industry
     We operate exclusively in the educational industry providing higher education to working adults. Working adults are a significant and growing component of the post-secondary education market. The market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding, knowledge-based economy.
     Many working adults seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adults to attend classes and complete coursework on a more convenient schedule. Many universities currently do not effectively address the unique requirements of working adults due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:
•	a high percentage of full-time tenured faculty with doctoral degrees;

•	fully-configured library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and the related staff and facilities.
•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

•	Traditional universities and colleges are also limited in their ability to market to, or provide the necessary customer service for, working adults because they require the development of additional administrative and enrollment infrastructure. We maintain a single-minded focus on serving the needs of working adults.
     Higher education institutions such as us are subject to extensive private, federal, and state regulation. The Higher Education Act of 1965, as amended (“Higher Education Act”), and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following components:
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
               Regional accreditation provides the following:
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
          The Higher Education Act and the related regulations adopted by the U.S. Department of Education also impose numerous requirements with which institutions participating in the Title IV programs must comply. Students at institutions such as University of Phoenix, Western International University, and Institute for Professional Development client institutions may receive federal financial aid under the Title IV programs. The College for Financial Planning does not participate in Title IV programs because most of its students are enrolled in non-degree programs. Institute for Professional Development client institutions administer their own Title IV programs.
          From time to time as part of the normal course of business, our subsidiaries are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General, conducted an audit of University of Phoenix for the period September 1, 2002, through March 31, 2004. On August 24, 2005, the Office of Inspector General issued a final audit report with recommendations to U.S. Department of Education. Except for two areas, the Office of Inspector General concluded that University of Phoenix had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs. The U.S. Department of Education will ultimately issue a final audit determination letter on the two exceptions regarding disbursing funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. On December 22, 2005, the Office of the Inspector General issued a separate audit report on their review of our policies and procedures for the calculation and return of Title IV funds. Except for one area, the Office of Inspector General concluded that University of Phoenix had policies and procedures that provide reasonable assurances that the institution properly identified withdrawn students, appropriately determined whether a return of

Title IV calculation was required, returned Title IV for withdrawn students in a timely manner, and used appropriate methodologies for most aspects of calculating the return of Title IV aid. The U.S. Department of Education will ultimately issue a final audit determination letter on the one exception regarding the return of Title IV funds. While the outcome of these audit proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
          Institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide education programs. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency.
Opportunities
          University of Phoenix expansion. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States, Canada, and Mexico. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening seven to nine new campuses during 2006. In the first three months of 2006, two new University of Phoenix campuses were opened. Effective October 1, 2005, we took over operations of the Netherlands campus from Apollo International, Inc. In addition, during the first quarter of 2006, University of Phoenix entered into an agreement with Iowa Central Community College (“ICCC”) to provide ICCC with services in the areas of educational consulting and training, program development, faculty recruitment and screening, and student recruitment with respect to ICCC’s Associate of Applied Science Degree in Computer Networking. The University of Phoenix Online campus plans to continue expanding its distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs, as well as training programs.
          Expand Student Base in Associates Degree Programs. We plan to continue increasing the number of online students in our associate degree programs through the growth of Axia College. Axia College has been specifically designed to meet the special needs of low-credit working adults. We believe that the number of Axia College students will continue to increase significantly as we believe we are best positioned to meet the needs of these students through small class sizes and highly qualified staff.
          International expansion. We believe that the international market for our services is a major growth opportunity. The United States is the most common destination for international students studying abroad. We believe that more working students would opt for a U.S. education that does not involve living in the U.S. because they could do so without leaving their employment and incurring the high travel and living costs and stringent visa requirements associated with studying abroad. Our belief is supported by the fact that University of Phoenix Online has students located in more than 130 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while abroad. In addition, we have entered into a number of joint educational agreements to provide educational content to degree programs located outside the United States. These agreements include an agreement with Apollo International, Inc. that allows for Western International University’s educational offerings to be made available in India and an educational program that was initiated in China as part of a joint educational agreement with Canadian Institute of Business and Technology (CIBT). We will continue to conduct market and operations research in various foreign countries where we believe there might be a demand for our programs.
Challenges and Risks
          Competitive market. The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working students in addition to the traditional 18 to 24 year-old students. We expect that these colleges and universities will continue to modify their existing programs to serve working students more effectively. In addition, many colleges and universities have announced various distance education initiatives.
          Regulatory, accreditation, and state authorization risks. Our future success is highly dependent on our ability to obtain, maintain, or renew required regulatory approvals, accreditation, and state authorizations. The loss of accreditation would significantly reduce demand for our programs, as it would prohibit us from offering degrees and credits that are recognized and accepted by employers, other higher education institutions, and governmental entities. It would also render us ineligible to participate in federal financial aid programs. The failure to comply with any of the Title IV requirements could result in adverse action by the U.S. Department of Education against us, including the termination of Title IV eligibility, the imposition of fines, or the imposition of liabilities by the U.S. Department of Education. The loss of Title IV eligibility would significantly reduce demand for our programs. The failure to obtain authorization to operate in new states, to add new programs, or to add new locations would adversely effect our ability to expand our business.

          Higher Education Act reauthorization. The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act. The Higher Education Act has been extended to December 31, 2005. Changes in the law occur during the Congressional reauthorization process, with final regulations issued after that time. The reauthorization process could amend existing requirements or implement new requirements. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could harm our business. Legislative action may also increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements, which could have a material adverse effect on our business.
          Litigation. Regulatory agencies or third parties may commence investigations, bring claims, or institute litigation against us. Because we operate in a highly regulated industry, we may be subject from time to time to investigations, claims of non-compliance, or lawsuits by governmental agencies or third parties, which may allege statutory violations, regulatory infractions, or common law causes of action. If the results of the investigations are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay money damages or be subject to fines, penalties, injunctions or other censure that could have a materially adverse effect on our business. Even if we adequately address the issues raised by an agency investigation or successfully defend a third-party lawsuit, we may have to devote significant money and management resources to address these issues, which could harm our business. Adverse publicity regarding litigation against us could also negatively affect our business.
          All of these challenges and risks have the potential to have a material adverse effect on the education industry and on us; however, we believe we are well positioned to appropriately address these challenges and risks.
Application of Critical Accounting Policies and Estimates
          Management discussed with our Audit Committee the development, selection, and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. The following is a brief discussion of the more critical accounting policies and methods used by us.
Basis of Presentation and Consolidation
          Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Revenue recognition
          Approximately 92.9% of our tuition and other net revenues during the first three months of 2006 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include fees for our online delivery of course materials, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represent 84.6% of consolidated tuition revenues during the three months ended November 30, 2005. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.
          Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in our degree programs generally enroll in a program of study that encompasses a series of five to nine-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which we are entitled under the terms of our revenue-sharing contracts with Institute for Professional Development client institutions, is recognized on a pro-rata basis over the period of instruction for each course. Fees for our online delivery of course materials are also recognized on a pro-rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro-rata basis over the period of the program. Seminars, continuing education programs, and many of the College for Financial Planning’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro-rata basis over the period of instruction.
          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $29.4 million (4.5% of gross revenues) and $18.3 million (3.3% of gross revenues) in the three months ended November 30, 2005 and 2004, respectively.

Allowance for doubtful accounts
          Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, and a percentage of our accounts receivable by aging category. In determining these percentages, we look at historical write-offs of our receivables. A significant change in the aging of our accounts receivable balances would have an effect on the allowance for doubtful accounts balance. Our accounts receivable are written-off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.
Income taxes
          Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.3% in the three months ended November 30, 2005 and 2004. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Impairment of intangible assets
          Our intangible assets primarily consist of approximately $37.1 million in unamortized cost in excess of fair value of assets purchased (i.e. goodwill) resulting from our acquisitions of Western International University and the College for Financial Planning. Intangible assets, including cost in excess of fair value of assets purchased, are reviewed for impairment on an annual basis or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value. The carrying value of cost in excess of fair value of assets purchased is assessed for any permanent impairment by evaluating the operating performance and using valuation techniques such as future discounted cash flows of the underlying businesses. In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record non-cash impairment charges for these assets not previously recorded. We have selected August 31 as the date on which we will perform our annual goodwill impairment test. We performed our annual impairment test as of August 31, 2005, and concluded that no impairment charge was required.
Stock-based compensation expense
          On September 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2005, was $5.8 million. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended November 30, 2004 because we did not adopt the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See Note 9 for additional information.
          The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of an option-pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. The weighted-average estimated value of employee stock options granted during the three months ended November 30, 2005, was $17.03 per share, with the following weighted-average assumptions:

For the Three Months Ended
November 30, 2005
Dividend yield	0.0%
Expected volatility	30.9%
Risk-free interest rate	3.9%
Expected lives (in years)	3.1
          We have analyzed both our historical volatility and the implied volatility for two-year traded options of our Apollo Education Group Class A common stock to estimate the expected volatility consistent with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”). Prior to the first quarter of fiscal 2006, we had used our historical stock price volatility in accordance with SFAS 123 for purposes of our pro forma information.
          The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption is based on the history and expectation of dividend payouts. The estimated expected life represents the weighted-average period the stock options are expected to remain outstanding and has been determined based on an analysis of historical exercise behavior.
          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
          If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
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
          In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. We adopted SFAS 153 on September 1, 2005. The adoption of SFAS 153 had no material impact on our financial condition or results of operations.
          In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We plan to adopt SFAS 154 beginning in the first quarter of fiscal 2007.
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
          The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	November 30,		November 30,		Percent Change
(In thousands, except percentages)	2005	2004	2005	2004	2006 vs. 2005
Revenues:
Tuition and other, net	$628,884	$534,926	100.0%	100.0%	17.6%

Costs and expenses:
Instructional costs and services	259,885	217,417	41.3	40.6	19.5
Selling and promotional	128,120	120,585	20.4	22.5	6.2
General and administrative	30,080	21,188	4.8	4.0	42.0

	418,085	359,190	66.5	67.1	16.4

Income from operations	210,799	175,736	33.5	32.9	20.0
Interest income and other, net	4,503	4,562	0.7	0.8	-1.3

Income before income taxes	215,302	180,298	34.2	33.7	19.4
Provision for income taxes	84,528	70,767	13.4	13.2	19.4

Net income	$130,774	$109,531	20.8%	20.5%	19.4%

          Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
THREE MONTHS ENDED NOVEMBER 30, 2005, COMPARED WITH THREE MONTHS ENDED NOVEMBER 30, 2004
Tuition and Other, Net
          Our tuition and other net revenues increased by 17.6% in the three months ended November 30, 2005, from the three months ended November 30, 2004, primarily due to a 19.0% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program), partially offset by increases in enrollment in our lower-tuition associates degree programs and an increase in tuition and other discounts of $11.1 million between periods. Most of our campuses, which include their respective learning centers, had increases in net revenues and degree student enrollments from the three months ended November 30, 2004, to the three months ended November 30, 2005. As of November 30, 2005, 19.3% of our students are enrolled in associates degree programs compared with 7.7% of our students at November 30, 2004. The increase in discounts between periods is primarily due to an increase in military students.
          Tuition and other net revenues for the three months ended November 30, 2005 and 2004, consist primarily of $582.1 million and $493.5 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.1 million and $2.7 million, respectively, of net tuition revenues from students enrolled in non-degree programs.
          Information about our tuition and other net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months Ended
	November 30,
	2005	2004

University of Phoenix	84.3%	93.2%
Other Schools	15.7	6.7
Corporate	0.0	0.1

Tuition and other, net	100.0%	100.0%

          Tuition and other net revenues at Other Schools increased as a percentage of total revenues due to the significant increase in enrollment in associates degree programs at Axia College of Western International University between periods. Axia College began offering these programs in September 2004.
Instructional Costs and Services
          Instructional costs and services increased by $42.5 million in the three months ended November 30, 2005, from the three months ended November 30, 2004. The following table sets forth the changes in significant components of instructional costs and services, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	November 30,		November 30,		Percent Change
	2005	2004	2005	2004	2006 vs. 2005
Employee compensation and related expenses	$91.0	$80.5	14.5%	15.1%	13.0%
Stock-based compensation	2.8		0.4%
Faculty compensation	53.3	44.5	8.5%	8.3%	19.8%
Classroom lease expenses and depreciation	46.4	40.3	7.4%	7.5%	15.1%
Financial aid processing costs	12.8	10.3	2.0%	1.9%	24.3%
Bad debt expense	20.1	9.1	3.2%	1.7%	120.9%
Other instructional costs and services	33.5	32.7	5.3%	6.1%	2.4%

Instructional costs and services	$259.9	$217.4	41.3%	40.6%	19.5%

          Instructional costs and services as a percentage of tuition and other net revenues increased in the three months ended November 30, 2005, versus the three months ended November 30, 2004, due primarily to an increase in bad debt expense and stock-based compensation charges, partially offset by greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets. The increase in bad debt expense as a percentage of revenue between 2005 and 2006 is the result of increased write-offs between periods as a result of an increase in financial aid students that withdrew from class prior to their financial aid disbursement.
Selling and Promotional Expenses
          Selling and promotional expenses increased by $7.5 million in the three months ended November 30, 2005, from the three months ended November 30, 2004. The following table sets forth the changes in significant components of selling and promotional expenses, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	November 30,		November 30,		Percent Change
	2005	2004	2005	2004	2006 vs. 2005
Enrollment advisors’ compensation and related expenses	$56.8	$48.3	9.0%	9.0%	17.6%
Stock-based compensation	0.5		0.1%
Advertising	56.5	59.8	9.0%	11.2%	-5.5%
Other selling and promotional expenses	14.3	12.5	2.3%	2.3%	14.4%

Selling and promotional expenses	$128.1	$120.6	20.4%	22.5%	6.2%

          Selling and promotional expenses as a percentage of tuition and other net revenues decreased in the three months ended November 30, 2005, versus the three months ended November 30, 2004, due principally to a decrease in advertising expense resulting from the purchase of a large block of leads during the quarter ended November 30, 2004.
General and Administrative Expenses

     General and administrative expenses increased by $8.9 million in the three months ended November 30, 2005, from the three months ended November 30, 2004. The following table sets forth the changes in significant components of general and administrative expenses, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	November 30,		November 30,		Percent Change
	2005	2004	2005	2004	2006 vs. 2005

Employee compensation and related expenses	$14.7	$10.1	2.3%	1.9%	45.5%
Stock-based compensation	2.5		0.4%
Administrative space and depreciation	5.9	3.8	1.0%	0.7%	55.3%
Other general and administrative expenses	7.0	7.3	1.1%	1.4%	-4.1%

General and administrative expenses	$30.1	$21.2	4.8%	4.0%	42.0%

          General and administrative expenses as a percentage of tuition and other net revenues increased in the three months ended November 30, 2005, from the three months ended November 30, 2004, due primarily to stock-based compensation charges, and increases in employee compensation and related expenses and administrative space and depreciation costs due to higher information technology spending principally as a result of the opening of a redundant data center in August 2005.
Interest Income and Other, Net
          Net interest income and other decreased by $59,000 in the three months ended November 30, 2005, from the three months ended November 30, 2004. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods, partially offset by higher yields earned on these securities as a result of interest rate increases. Interest expense was $33,000 and $22,000 in the three months ended November 30, 2005 and 2004, respectively.
Effective Income Tax Rate
          Our effective income tax rate remained consistent between periods at 39.3%.
Liquidity, Capital Resources, and Financial Position
Liquidity and Capital Resources
          The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments and contingencies on our liquidity and capital resources.
          Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $394.4 million as of November 30, 2005, a decrease from $467.1 million at August 31, 2005. The decrease was primarily a result of the repurchase of Apollo Education Group Class A common stock of $285.9 million, and capital expenditures of $20.8 million partially offset by cash provided by operating activities of $215.6 million and cash provided by the issuance of Apollo Education Group Class A common stock of $11.7 million, related to employee stock option exercises and employee stock purchases during the period.
          Restricted cash and auction-rate securities. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of November 30, 2005, we had approximately $225.3 million in this separate account, which is reflected in the Consolidated Balance Sheets as restricted cash to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.
          Capital expenditures. Capital expenditures decreased to $20.8 million during the three months ended November 30, 2005, from $23.1 million during the three months ended November 30, 2004, primarily due to reduced spending on furniture and equipment and leasehold improvements between periods. Total purchases of property and equipment for the year ended August 31, 2006, are expected to range from $100 to $120 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. In addition, we anticipate spending $103.0 million during 2006 and 2007 for the construction of a building for future Online expansion. Upon completion it is our intention to sell the building to a third party and lease it back.
          Future cash flows. We expect that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in our operating results, accounts receivable collections, and the timing of tax and other payments.

Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include repurchase of shares and start-up costs associated with new campuses. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of our requirements for capital.
          Letter of credit. An unsecured letter of credit for Western International University, in the amount of $492,500, expiring in March 2006, is outstanding.
          Accounts receivable, net. Accounts receivable, net was $201.1 million and $201.6 million as of November 30, 2005, and August 31, 2005, respectively. Days sales outstanding (“DSO”) in receivables, net as of November 30, 2005, and August 31, 2005, were 31 days and 33 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.
Commitments and Contingencies
          Leases. We currently lease the majority of our administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the Consolidated Balance Sheet and amortize the items on a straight-line basis over the term of the lease as additions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as we do not believe that the renewal of the option is reasonably assured. We are required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.
          On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In light of this letter, we initiated a review of our lease-related accounting and determined that our previous method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) was not in accordance with GAAP. We have historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the Consolidated Balance Sheets and capital expenditures in investing activities on the Consolidated Statements of Cash Flows. Management determined that the appropriate interpretation of Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as a leasehold improvement asset and deferred rent liability on the Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Consolidated Statements of Cash Flows. In the second quarter of 2005, we recorded additional leasehold improvements and deferred rent in our Consolidated Balance Sheets to reflect the unamortized portion of tenant improvement allowances and deferred rent liabilities for existing leases. We also revised the presentation of the Consolidated Statements of Cash Flows to reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities. These changes had no material effect on prior period operations and, thus, did not require a restatement of the Consolidated Statements of Income. As of November 30, 2005, we have unamortized tenant improvement allowances of $52.1 million.
          A tabular presentation of our contractual obligations at August 31, 2005, is provided in the “Liquidity and Capital Resources” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first three months of 2006.
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
          On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiff’s previously filed motion to certify the class now will be decided by the Solano County Superior Court. A management conference has been set for April 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Stock Repurchase Program
          Our Board of Directors has previously authorized a program allocating up to $1.55 billion of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. On October 7, 2005, our Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of November 30, 2005, we had repurchased approximately 31,527,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.7 billion. On December 9, 2005, our Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. An additional 2,363,000 shares of Apollo Education Group Class A common stock were repurchased in December 2005 at a cost of approximately $154.6 million.
          As of November 30, 2005, 2,098,000 shares of our treasury stock have been used to secure receivables between Apollo Group and two of its subsidiaries.
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
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is recorded, processed, summarized, and reported on a timely basis.
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
PART II — OTHER INFORMATION
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
          On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiff’s previously filed motion to certify the class now will be decided by the Solano County Superior Court. A management conference has been set for April 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
          We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
          No Change
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Purchases of Apollo Education Group Class A common stock made by Apollo during the three months ended November 30, 2005, are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
September 1, 2005 — September 30, 2005	405,000	$68.95	405,000
October 1, 2005 — October 31, 2005	3,345,706	$60.69	3,345,706
November 1, 2005 — November 30, 2005	793,034	$69.27	793,034

Total	4,543,740	$62.92	4,543,740	$40,992,662

          Our Board of Directors initially authorized a program allocating $40 million in our funds to repurchase shares of Apollo Education Group Class A common stock on September 25, 1998, on May 13, 1999, an additional $20 million was approved, on October 25, 1999, an additional $40 million was approved, and on March 24, 2000, an additional $50 million was approved. Our Board of Directors authorized a program allocating an additional $150 million in our funds to repurchase shares of Apollo Education Group Class A common stock and, during the periods it was outstanding, University of Phoenix Online common stock on March 28, 2003, and on June 25, 2004, an additional $500 million was approved. Our Board of Directors authorized programs allocating an additional $500 million and $250 million in our funds to repurchase shares of Apollo Education Group Class A common stock on October 1, 2004, and March 25, 2005, respectively. On October 7, 2005, our Board of Directors authorized a program allocating an additional $300 million in our funds to repurchase shares of Apollo Education Group Class A common stock, bringing the total funds authorized for repurchase to $1.85 billion as of November 30, 2005. On December 9, 2005, our Board of Directors authorized a program allocating an additional $300 million in our funds to repurchase shares of Apollo Education Group Class A common stock.
          As of November 30, 2005, we had repurchased approximately 31,527,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.7 billion. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. There is no expiration date on the authorization of these funds and repurchases occur at our discretion. An additional 2,363,000 shares of Apollo Education Group Class A common stock were repurchased in December 2005 at a cost of approximately $154.6 million.
          As of November 30, 2005, 2,098,000 shares of our treasury stock have been used to secure receivables between Apollo Group and two of its subsidiaries.
Item 3. Defaults Upon Senior Securities
          Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
          Not Applicable
Item 5. Other Information
          Not Applicable
Item 6. Exhibits
Exhibits:

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc.(1)

EXHIBIT 3.2	Amended and Restated Bylaws (as amended through June 1996) of Apollo Group, Inc.(2)

EXHIBIT 15.1	Letter in Lieu of Consent*

EXHIBIT 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

EXHIBIT 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000

(2)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: January 9, 2006

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus

Daniel E. Bachus
Chief Accounting Officer and Controller

By: /s/ Todd S. Nelson

Todd S. Nelson
Chairman of the Board, President, and Chief Executive Officer

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc.(1)

3.2	Amended and Restated Bylaws (as amended through June 1996) of Apollo Group, Inc.(2)

15.1	Letter in Lieu of Consent*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000

(2)	Incorporated by reference to Exhibit 3.2 of the August 31, 1996 Form 10-K