Form 10-Q
period 2006-02-28
APOLLO GROUP INC
filed 2006-04-10
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).

YES ☐	NO ☑
AT APRIL 3, 2006, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Education Group Class A common stock, no par value	172,295,000 Shares
Apollo Education Group Class B common stock, no par value	477,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	36
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	38
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 5. Other Information	38
Item 6. Exhibits	38

SIGNATURES	39

EXHIBIT INDEX	40

EXHIBIT 3.1 –	Amended and Restated Articles of Incorporation of Apollo Group, Inc.
EXHIBIT 3.2 –	Amended and Restated Bylaws (as amended through March 2006) of Apollo Group, Inc.
EXHIBIT 15.1 –	Letter in Lieu of Consent
EXHIBIT 31.1 –	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 31.2 –	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.1 –	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EXHIBIT 32.2 –	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-3.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
(Dollars in thousands)	2006	2005
Assets:
Current assets
Cash and cash equivalents	$20,539	$145,607
Restricted cash	238,351	225,706
Marketable securities	97,801	224,112
Receivables, net	200,719	201,615
Deferred tax assets, net	17,565	14,991
Other current assets	19,738	23,058

Total current assets	594,713	835,089
Property and equipment, net	287,068	268,661
Marketable securities	76,079	97,350
Cost in excess of fair value of assets purchased, net	37,096	37,096
Deferred tax assets, net	32,193	35,756
Other assets (includes receivable from related party of $15,294 and $14,843 at February 28, 2006 and August 31, 2005, respectively)	28,003	28,993

Total assets	$1,055,152	$1,302,945

Liabilities and Shareholders’ Equity:
Current liabilities
Current portion of long-term liabilities	$20,432	$18,878
Accounts payable	44,879	40,129
Accrued liabilities	62,428	61,315
Income taxes payable	9,185	9,740
Student deposits and current portion of deferred revenue	391,914	387,910

Total current liabilities	528,838	517,972
Deferred tuition revenue, less current portion	359	351
Long-term liabilities, less current portion	84,537	77,748

Total liabilities	613,734	596,071

Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued
Apollo Education Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued at February 28, 2006 and August 31, 2005, and 172,205,000 and 179,184,000 outstanding at February 28, 2006 and August 31, 2005, respectively	103	103
Apollo Education Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding at February 28, 2006 and August 31, 2005	1	1
Additional paid-in capital
Apollo Education Group Class A treasury stock, at cost, 15,797,000 and 8,818,000 shares at February 28, 2006 and August 31, 2005, respectively	(1,079,274)	(645,742)
Retained earnings	1,522,022	1,353,650
Accumulated other comprehensive loss	(1,434)	(1,138)

Total shareholders’ equity	441,418	706,874

Total liabilities and shareholders’ equity	$1,055,152	$1,302,945

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
(In thousands, except per share amounts)	2006	2005	2006	2005
Revenues:
Tuition and other, net	$569,551	$505,693	$1,198,435	$1,040,619

Costs and expenses:
Instructional costs and services	258,447	221,635	518,332	439,052
Selling and promotional	124,426	121,016	252,546	241,601
General and administrative	57,205	23,499	87,285	44,687

	440,078	366,150	858,163	725,340

Income from operations	129,473	139,543	340,272	315,279
Interest income and other, net	3,567	3,855	8,070	8,417

Income before income taxes	133,040	143,398	348,342	323,696
Provision for income taxes	52,405	56,284	136,933	127,051

Net income	$80,635	$87,114	$211,409	$196,645

Earnings per share attributed to Apollo Education Group common stock:

Basic income per share	$0.46	$0.47	$1.20	$1.06

Diluted income per share	$0.46	$0.47	$1.19	$1.04

Basic weighted average shares outstanding	173,496	183,742	175,800	185,056

Diluted weighted average shares outstanding	175,235	187,007	177,783	188,419

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
(In thousands)	2006	2005	2006	2005
Net income	$80,635	$87,114	$211,409	$196,645
Other comprehensive income:
Currency translation gain (loss)	(175)	190	(296)	(356)

Comprehensive income	$80,460	$87,304	$211,113	$196,289

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Apollo Education Group Common Stock
						Apollo Education Group
	Class A Nonvoting		Class B Voting		Additional	Class A Treasury Stock			Accumulated Other	Total
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders’
(In thousands)	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Income	Equity

Six Months Ended February 28, 2005
Balance at August 31, 2004	187,567	$103	477	$1	$28,787	—	$—	$928,815	$(565)	$957,141
Treasury stock purchases						7,409	(542,988)			(542,988)
Stock issued under stock purchase plans	41				4,920	(38)	2,757			7,677
Stock issued under stock option plans	394				(58,137)	(1,313)	95,047	(10,722)		26,188
Tax benefits of stock options exercised					24,430					24,430
Currency translation adjustment									(356)	(356)
Net income								196,645		196,645

Balance at February 28, 2005	188,002	$103	477	$1	$—	6,058	$(445,184)	$1,114,738	$(921)	$668,737

Six Months Ended February 28, 2006
Balance at August 31, 2005	188,002	$103	477	$1	$—	8,818	$(645,742)	$1,353,650	$(1,138)	$706,874
Treasury stock purchases						8,092	(510,882)			(510,882)
Stock issued under stock purchase plans					(987)	(75)	5,187			4,200
Stock issued under stock option plans					(14,207)	(1,038)	72,163	(43,037)		14,919
Tax benefits of stock options exercised					10,452					10,452
Stock-based compensation					18,529					18,529
Cancellation of former CEO’s stock options					(13,787)					(13,787)
Currency translation adjustment									(296)	(296)
Net income								211,409		211,409

Balance at February 28, 2006	188,002	$103	477	$1	$—	15,797	$(1,079,274)	$1,522,022	$(1,434)	$441,418

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	February 28,
(In thousands)	2006	2005
Cash flows provided by (used for) operating activities:
Net income	$211,409	$196,645
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,983
Depreciation and amortization	32,100	25,093
Amortization of investment premiums	673	2,196
Provision for uncollectible accounts	39,883	18,919
Deferred income taxes	989	17,046
Tax benefits of stock options exercised		24,430
Excess tax benefits from stock-based compensation	(9,533)
Cash received for tenant improvements	1,594	1,263
Changes in assets and liabilities
Receivables	(38,987)	(43,660)
Other assets	3,408	(4,132)
Accounts payable and accrued liabilities	(9,647)	(30,112)
Income taxes	9,896	(26,076)
Student deposits and deferred revenue	4,440	46,640
Other liabilities	3,058	1,689

Net cash provided by operating activities	260,266	229,941

Cash flows provided by (used for) investing activities:
Net additions to property and equipment	(15,350)	(43,897)
Development of land and buildings related to future Online expansion	(14,761)
Purchase of marketable securities	(187,156)	(18,961)
Maturities of marketable securities	334,065	238,094
Purchase of restricted securities	(460,664)	(173,731)
Maturities of restricted securities	448,019	130,495
Purchase of other assets	(721)	(1,253)

Net cash provided by investing activities	103,432	130,747

Cash flows provided by (used for) financing activities:
Purchase of Apollo Education Group Class A common stock	(510,882)	(542,988)
Issuance of Apollo Education Group Class A common stock	19,119	33,865
Cash paid for cancellation of vested options	(6,240)
Excess tax benefits from stock-based compensation	9,533

Net cash used for financing activities	(488,470)	(509,123)

Currency translation loss	(296)	(356)

Net decrease in cash and cash equivalents	(125,068)	(148,791)
Cash and cash equivalents at beginning of period	145,607	156,669

Cash and cash equivalents at end of period	$20,539	$7,878

Supplemental disclosure of non-cash investing activities
Tenant improvement allowances	$10,777	$7,795
Purchases of property and equipment included in accounts payable	$15,510	$4,960
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
University of Phoenix is a regionally accredited, private institution of higher education offering associates, bachelors, masters, and doctoral degree programs in business, criminal justice, education, health care, human services, information technology, management, and nursing. University of Phoenix has 68 local campuses and 117 learning centers located in 34 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix is accredited by The Higher Learning Commission (“HLC”) and is a member of the North Central Association of Colleges and Schools.
IPD provides program development and management services under long-term contracts to 23 regionally accredited private colleges and universities at 23 campuses and 38 learning centers in 25 states.
The College, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance.
WIU is accredited by HLC, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint educational agreements in China and India. Axia College of Western International University offers associate degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system. The University of Phoenix board of directors and the Western International University board of directors have approved the transfer of Axia College from Western International University to University of Phoenix. On March 23, 2006, the Arizona State Board for Private Postsecondary Education confirmed that University of Phoenix had completed all necessary actions to transfer the Axia College programs, previously run by Western International University, to University of Phoenix, effective April 1, 2006.
This financial information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Unless otherwise noted, references to 2006 and 2005 refer to the periods ended February 28, 2006 and 2005, respectively.
Note 2. Significant Accounting Policies
Basis of presentation
The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended August 31, 2005, included in the Company’s Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended February 28, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Principles of consolidation
The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Restricted cash
The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by the Company through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is invested primarily in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less. In 2005, the Company concluded that it was appropriate to reflect gross purchases and sales of these securities as investing activities in the Consolidated Statements of Cash Flows rather than reflecting the net change in restricted cash as an operating activity. Prior periods have been reclassified to provide consistent presentation. This revision in classification had no impact on the total assets, current assets, or net income of the Company.
Investments
Investments in marketable securities, such as municipal bonds and U.S. government-sponsored enterprises, are stated at amortized cost, which approximates fair value. It is the Company’s intention to hold its marketable securities, other than auction-rate securities with auction or reset dates prior to the maturity date of the underlying security, until maturity. Investments in other long-term investments are carried at cost and are included in other assets in the Consolidated Balance Sheets.
Property and equipment
Property and equipment is recorded at cost less accumulated depreciation. The Company capitalizes the cost of software used for internal operations once technological feasibility of the software has been demonstrated. Such costs consist primarily of custom-developed and packaged software and the direct labor costs of internally-developed software. Depreciation is provided on all furniture, equipment, and related software using the straight-line method over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.
Revenues, receivables, and related liabilities
Approximately 92.9% of the Company’s tuition and other net revenues during each of the six months ended February 28, 2006 and 2005, consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Tuition and other net revenues also include fees for online delivery of course materials, application fees, commissions from the sale of education-related products, other student fees, and other income. Tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represented approximately 83.1% and 92.2% of consolidated tuition revenues during the six months ended February 28, 2006 and 2005, respectively. This decrease of University of Phoenix revenue as a percentage of total revenues is due to the significant increase in enrollment in associates degree programs at Axia College of Western International University between periods. Axia College began offering these programs in September 2004. IPD tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. IPD’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.
The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the Company’s degree programs generally enroll in a program of study that encompasses a series of five to nine-week courses that are taken consecutively over the length of the program. Students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred tuition revenue in the amount of the billing. The related revenue for each course, including that portion of tuition revenues to which the Company is entitled under the terms of its revenue-sharing contracts with IPD client institutions, is recognized on a pro-rata basis over the period of instruction for each course. Fees for the Company’s online delivery of course materials are also recognized on a pro-rata basis over the period of instruction. Application fee revenue and related costs are deferred and recognized on a pro-rata basis over the period of the program. Seminars, continuing education programs, and many of the College’s non-degree programs are usually billed in one installment with the related revenue also recognized on a pro-rata basis over the period of instruction.
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
Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $25.9 million (4.3% of gross revenues) and $30.7 million (5.7% of gross revenues) in the three months ended February 28, 2006 and

2005, respectively, and $55.3 million (4.4% of gross revenues) and $49.0 million (4.5% of gross revenues) in the six months ended February 28, 2006 and 2005, respectively.
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
Leases
The Company currently leases almost all of its administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, the Company records a deferred rent liability on the Consolidated Balance Sheets and amortizes the items on a straight-line basis over the term of the lease as additions or deductions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.
The Company records leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) as a leasehold improvement asset and deferred rent liability on the Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Consolidated Statements of Cash Flows. The Company also reflects cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities in the Consolidated Statements of Cash Flows.
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
Stock-based compensation
On September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended February 28, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended February 28, 2006, was $12.7 million and $18.5 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended February 28, 2005. See Note 9 for additional information.
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
Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first and second quarters of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to August 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), the Company changed its method of attributing the value of stock-based compensation to expense from the accelerated multiple-option approach to the straight-line single option method. Compensation expense for all share-based payment awards granted on or prior to August 31, 2005, will continue to be recognized using the accelerated multiple-option approach while compensation expense for all share-based payment awards granted subsequent to August 31, 2005, is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
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
Note 3. Balance Sheet Components
Marketable securities consist of the following, in thousands:

	February 28,		August 31,
	2006		2005
	Estimated	Amortized	Estimated	Amortized
Type	Market Value	Cost	Market Value	Cost

Classified as current:
Municipal bonds	$59,600	$59,845	$120,822	$121,310
U.S. government-sponsored enterprises	28,758	28,996	38,135	38,449
Auction-rate preferred stock	2,000	2,000	57,421	57,445
Corporate obligations	6,930	6,960	6,862	6,908

Total current marketable securities	97,288	97,801	223,240	224,112

Classified as noncurrent:
Municipal bonds due in 1-4 years	30,605	31,102	41,932	42,384
U.S. government-sponsored enterprises	36,047	38,000	46,199	47,994
Corporate obligations	6,083	6,977	6,086	6,972

Total noncurrent marketable securities	72,735	76,079	94,217	97,350

Total marketable securities	$170,023	$173,880	$317,457	$321,462

Receivables consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Trade receivables	$227,377	$220,753
Interest receivable	1,853	2,666

	229,230	223,419
Less allowance for doubtful accounts	(28,511)	(21,804)

Total receivables, net	$200,719	$201,615

Bad debt expense was $19.8 million and $9.9 million for the three months ended February 28, 2006 and 2005, respectively, and $39.9 million and $19.0 million for the six months ended February 28, 2006 and 2005, respectively. Write-offs, net of recoveries, were $17.4 million and $7.9 million for the three months ended February 28, 2006 and 2005, respectively, and $33.2 million and $14.9 million for the six months ended February 28, 2006 and 2005, respectively.
Property and equipment consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Furniture and equipment	$291,273	$277,471
Software	83,879	78,136
Leasehold improvements	101,509	99,847
Tenant improvement allowances	100,727	85,871
Land and buildings	34,329	15,113

	611,717	556,438
Less accumulated depreciation and amortization	(324,649)	(287,777)

Property and equipment, net	$287,068	$268,661

Depreciation and amortization expense was $18.6 million and $15.9 million for the three months ended February 28, 2006 and 2005, respectively, and $38.0 million and $31.0 million for the six months ended February 28, 2006 and 2005, respectively.
Accrued liabilities consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Faculty pay, bonuses, and employee related benefits	$21,518	$23,441
Accrued advertising	21,728	15,631
Other accrued liabilities	19,182	22,243

Total accrued liabilities	$62,428	$61,315

Student deposits and current portion of deferred revenue consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Student deposits	$261,138	$249,696
Current portion of deferred tuition revenue	125,549	131,900
Application fee revenue	5,227	6,314

Total student deposits and current portion of deferred revenue	$391,914	$387,910

Note 4. Related Party Transactions
In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a leading provider of interactive distance learning solutions. The Company contributed $10.7 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in the newly formed corporation. The Company accounted for its investment in IDL under the cost method. Hermes is currently owned by Dr. John G. Sperling, the founder and acting Chairman of the Board of the Company.
On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at an annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets in the Consolidated Balance Sheets as of February 28, 2006, and August 31, 2005. The carrying value of this receivable reasonably approximates its fair value as the stated interest rate approximates current market interest rates.
Effective September 2002, WIU entered into an agreement with Apollo International, Inc. that allows for WIU’s educational offerings to be made available in India. Dr. John G. Sperling is a director of Apollo International, Inc. Shares of Apollo International, Inc. stock are beneficially owned by the Company (2.6% for which we have paid $999,989) and by an investment entity controlled by Dr. John G. Sperling (30%). Apollo International, Inc. manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. WIU received revenue of $18,000 and $16,000 during the three months ended February 28, 2006 and 2005, respectively, and $65,000 and $43,000 during the six months ended February 28, 2006 and 2005, respectively, for services rendered in connection with this agreement.
Effective June 1, 1999, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2005, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $30,000 during the three-month periods ended February 28, 2006 and 2005, and $60,000 during the six-month periods ended February 28, 2006 and 2005.
The Company, on occasion, leases an airplane from Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling. Payments to this entity were $105,000 and $81,000 during the three-month periods ended February 28, 2006 and 2005, respectively, and $252,000 and $237,000 during the six-month periods ended February 28, 2006 and 2005, respectively.
Note 5. Long-Term Liabilities
Long-term liabilities consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Deferred compensation discounted at 7.5%	$1,438	$1,413
Deferred rent and other lease rebates	89,007	79,803
Deferred gain on sale-leasebacks and other contracts	12,896	13,757
Other long-term liabilities	1,628	1,653

Total long-term liabilities	104,969	96,626
Less current portion	(20,432)	(18,878)

Total long-term liabilities, net	$84,537	$77,748

The undiscounted deferred compensation liability was $1.6 million at February 28, 2006, and August 31, 2005, and relates to the deferred compensation agreement between the Company and Dr. John G. Sperling executed in December 1993. The discount rate for this agreement was determined based on the estimated long-term rate of return on high-quality fixed income investments with cash flows similar to the agreement.
Note 6. Income Taxes
The related components of the income tax provision are as follows, in thousands:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Current:
Federal	$36,652	$43,342	$111,225	$90,917
State and other	8,385	8,693	24,719	19,088

Total current	45,037	52,035	135,944	110,005

Deferred:
Federal	6,484	3,737	870	14,993
State and other	884	512	119	2,053

Total deferred	7,368	4,249	989	17,046

Total provision for income taxes	$52,405	$56,284	$136,933	$127,051

The income tax provision differs from the tax that would result from application of the statutory U.S. federal income tax rate as follows:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8%	4.8%	4.8%	4.8%
Other, net	-0.4%	-0.5%	-0.5%	-0.5%

Effective income tax rate	39.4%	39.3%	39.3%	39.3%

Deferred tax assets and liabilities consist of the following, in thousands:

	February 28,	August 31,
	2006	2005

Gross deferred tax assets:
Allowance for doubtful accounts	$11,504	$8,839
Deferred tuition revenue	677	882
Reserves	1,958	1,873
Stock-based compensation	30,798	39,139
Sale-leaseback	4,287	4,545
Deferred tenant improvement allowances	26,785	19,514
Other	8,605	6,143

Total gross deferred tax assets	84,614	80,935

Gross deferred tax liabilities:
Amortization of cost in excess of fair value of assets purchased	7,445	6,876
Depreciation of fixed assets	25,454	21,480
Other	1,957	1,832

Total gross deferred tax liabilities	34,856	30,188

Net deferred tax assets	$49,758	$50,747

The conversion of University of Phoenix Online stock options into Apollo Education Group Class A stock options resulted in non-cash stock-based compensation charges of $19.8 million and $123.5 million in 2005 and 2004, respectively. This deferred compensation is not currently deductible for income tax purposes. Therefore, a deferred tax asset was established based on the value of the vested, but unexercised, options existing at August 31, 2004. During the first six months of 2006, the net decrease in the deferred tax asset related to stock-based compensation was $8.3 million, as a result of the effect of options that were exercised or cancelled during the period that had previously been converted from University of Phoenix Online common stock options to Apollo Education Group common stock options, partially offset by the tax impact of SFAS 123(R). The remaining deferred tax asset will be realized over subsequent periods as options are exercised.
Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, in thousands:

	February 28,	August 31,
	2006	2005

Current deferred tax assets, net	$17,565	$14,991
Noncurrent deferred tax assets, net	32,193	35,756

Net deferred tax assets	$49,758	$50,747

In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets related to future deductible items. Accordingly, the Company believes that a valuation allowance is not required for its net deferred tax assets.
Note 7. Common Stock
The Board of Directors of Apollo has previously authorized a program allocating up to $1.85 billion in Company funds to repurchase shares of Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock. While it was outstanding, the Company repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. On December 9, 2005, the Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of February 28, 2006, the Company had repurchased approximately 35,075,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.9 billion. An additional 81,000 shares of Apollo Education Group Class A common stock were repurchased in March 2006 at a cost of approximately $4.0 million.
As of February 28, 2006, 3,025,000 shares of the Company’s treasury stock have been used to secure receivables between the Company and two of its subsidiaries.
Note 8. Earnings Per Share
A reconciliation of the basic and diluted earnings per share computations for Apollo Education Group Class A and Class B common stock is as follows, in thousands, except per share amounts:

	For the Three Months Ended
	February 28,
	2006			2005
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$80,635	173,496	$0.46	$87,114	183,742	$0.47
Effect of dilutive securities:
Stock options		1,739			3,265

Diluted net income per share	$80,635	175,235	$0.46	$87,114	187,007	$0.47

	For the Six Months Ended
	February 28,
	2006			2005
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic net income per share	$211,409	175,800	$1.20	$196,645	185,056	$1.06
Effect of dilutive securities:
Stock options		1,983			3,363

Diluted net income per share	$211,409	177,783	$1.19	$196,645	188,419	$1.04

Basic earnings per share for Apollo Education Group common stock for the three and six months ended February 28, 2006 and 2005, were computed by dividing Apollo Education Group earnings by the weighted average number of Apollo Education Group common stock shares outstanding during the respective periods. Diluted earnings per share were calculated similarly, except that the dilutive effect of the assumed exercise of options issued under Apollo Group, Inc. incentive plans is included.
Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended February 28, 2006 and 2005, approximately 4,157,000 and 98,000, respectively, and for the six months ended February 28, 2006 and 2005, approximately 1,893,000 and 75,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 9. Employee and Director Benefit Plans
The Company provides various health, welfare, and disability benefits to its full-time, salaried employees which are funded primarily by Company contributions. The Company does not provide post-employment or post-retirement health care and life insurance benefits to its employees.
401(k) plan
The Company sponsors a 401(k) plan for its employees which provides for salary reduction contributions by qualifying employees. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon completion of one year of service and 1,000 hours worked, the Company matches 30% of the eligible participant’s contributions up to 15% of the participant’s gross compensation per paycheck. The Company’s matching contributions totaled $1.4 million and $1.1 million for the three months ended February 28, 2006 and 2005, respectively, and $2.6 million and $2.1 million for the six months ended February 28, 2006 and 2005, respectively.
Stock-based compensation plans
The Company has four stock-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“Director Stock Plan”), the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”), the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2000 Incentive Plan”), and the Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan (“Purchase Plan”).
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
Under the 2000 Incentive Plan, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards in the Company’s Apollo Education Group Class A common stock to certain officers, key employees, or directors of the Company. Prior to the conversion of University of Phoenix Online common stock to Apollo Education Group Class A common stock, the Company had the ability to also grant non-qualified stock options, incentive stock options, stock appreciation rights, and other stock-based awards for University of Phoenix Online common stock. Any unexercised University of Phoenix Online common stock options outstanding at August 27, 2004, were converted to options to purchase Apollo Education Group Class A common stock. Many of the options granted under the 2000 Incentive Plan vest over a four-year period. The vesting may be accelerated for individual employees if certain operational goals are met.
The Purchase Plan allows the Company’s employees to purchase shares of Apollo Education Group Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. Prior to the amendment and restatement of the Purchase Plan on October 1, 2005, the Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan (“Second Purchase Plan”) allowed the Company’s employees to purchase shares of the Company’s Apollo Education Group Class A common stock and, during the period it was outstanding, University of Phoenix Online common stock, at a purchase price per share, in general, that was 85% of the lower of 1) the fair market value (as defined in the Second Purchase Plan) on the enrollment date into the respective quarterly offering period or 2) the fair market value on the purchase date.
A summary of the activity related to stock options to purchase Apollo Education Group Class A common stock granted under the Director Stock Plan, the LTIP, and the 2000 Incentive Plan is as follows, in thousands, except per share amounts:

					Weighted
					Average
		Director	2000		Exercise Price
	LTIP	Stock Plan	Incentive Plan	Total	per Share

Outstanding at August 31, 2004	2,485	311	8,535	11,331	$33.158
Granted			145	145	77.679
Exercised	(1,069)	(45)	(1,391)	(2,505)	16.969
Canceled	(52)		(207)	(259)	46.241

Outstanding at August 31, 2005	1,364	266	7,082	8,712	38.167

Granted			1,835	1,835	64.056
Exercised	(431)		(603)	(1,034)	14.437
Canceled	(6)		(1,511)	(1,517)	60.728

Outstanding at February 28, 2006	927	266	6,803	7,996	42.903

Exercisable at February 28, 2006	749	266	4,331	5,346

Available for issuance at February 28, 2006	957		3,513	4,470

The following table summarizes information about the stock options to purchase Apollo Education Group Class A common stock at February 28, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Number	Years	Price	Number	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
	(In thousands)			(In thousands)
$6.502-$14.840	2,049	4.13	$10.035	1,872	$9.946
$17.647-$41.920	1,951	6.00	$29.756	1,922	$29.578
$43.430-$63.790	2,343	8.33	$62.087	768	$60.510
$64.070-$80.710	1,609	7.99	$71.501	740	$71.337
$81.290-$91.000	44	3.38	$88.243	44	$88.243

$6.502-$91.000	7,996	6.59	$42.903	5,346	$33.412

Valuation and expense information under SFAS 123(R) and pro forma information under SFAS 123 for periods prior to fiscal 2006
On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to the Company’s employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the time periods indicated, which was allocated as follows, in thousands:

	For the Three Months Ended	For the Six Months Ended
	February 28, 2006	February 28, 2006
Instructional costs and services	$3,466	$6,283
Selling and promotional	411	915
General and administrative	8,839	11,331

Stock-based compensation expense included in operating expenses	12,716	18,529

Tax benefit	5,010	7,284

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$7,706	$11,245

On January 11, 2006, Todd S. Nelson resigned as a director and an officer of the Company. As part of his Separation Agreement, the Company paid Mr. Nelson $32.7 million, a portion of which was in exchange for all of his outstanding vested and unvested options to purchase Company stock. This was accounted for as a cancellation of Mr. Nelson’s stock options under SFAS 123(R). The intrinsic value of the vested stock options ($6.2 million) and the acceleration of the stock-based compensation related to the non-vested stock options ($7.5 million) were accounted for as reductions in additional paid-in capital. Included in the general and administrative expense category during the three and six months ended February 28, 2006, is the stock-based compensation expense of $7.5 million related to the cancellation of Mr. Nelson’s stock options.
The table below reflects net income and basic and diluted net income per share for the three and six months ended February 28, 2006, compared with the pro forma information for the three and six months ended February 28, 2005, in thousands, except per share amounts:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net income(1)	N/A	$87,114	N/A	$196,645
Stock-based compensation expense related to employee stock options and employee stock purchases	(12,716)	(6,856)	(18,529)	(13,868)
Tax benefit	5,010	2,691	7,284	5,443

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax(2)	(7,706)	(4,165)	(11,245)	(8,425)

Net income, including the effect of stock-based compensation expense(1)	$80,635	$82,949	$211,409	$188,220

Basic net income per share(1)	$0.46	$0.47	$1.20	$1.06
Basic net income per share, including the effect of stock-based compensation expense(1)	$0.46	$0.45	$1.20	$1.02
Diluted net income per share(1)	$0.46	$0.47	$1.19	$1.04
Diluted net income per share, including the effect of stock-based compensation expense(1)	$0.46	$0.44	$1.19	$1.00

(1)  Net income and net income per share prior to fiscal 2006 represents pro forma information based on SFAS 123 which does not include stock-based compensation expense for employee stock options and employee stock purchases because the Company did not adopt the recognition provisions of SFAS 123.
(2)  Stock-based compensation expense prior to fiscal 2006 is calculated based on the pro forma application of SFAS 123.
As of February 28, 2006, total compensation cost related to nonvested stock options not yet recognized was $25.3 million, which is expected to be recognized over the next 15 months on a weighted-average basis.
The fair value of each option grant made during 2006 was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended	For the Six Months Ended
	February 28, 2006	February 28, 2006
Dividend yield	0.0%	0.0%
Expected volatility	28.7%	30.6%
Risk-free interest rate	4.4%	4.4%
Expected lives (in years)	2.0	2.9
Weighted average fair value of options granted	$11.92	$16.49
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
As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The fair value of each option grant made prior to 2006 was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions for grants for Apollo Education Group:

	For the Three Months Ended	For the Six Months Ended
	February 28, 2005	February 28, 2005
Apollo Education Group
Dividend yield	0.0%	0.0%
Expected volatility	32.7%	32.2%
Risk-free interest rate	3.2%	3.3%
Expected lives (in years)	2.5	3.5
Weighted average fair value of options granted	$19.22	$21.21
The expected life and expected volatility of the stock options were based upon historical and other economic data trended into the future. Forfeitures of employee stock options were accounted for on an as-incurred basis.
Note 10. Commitments and Contingencies
On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the Lead Plaintiff. Lead Plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004, and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court denied the motion to dismiss on October 18, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.
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
On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. A management conference has been set for April 2006, and the Plaintiff’s motion to certify the class will be heard by the Court in May 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action.

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
An unsecured letter of credit for Western International University, in the amount of $5.3 million, expiring in March 2007, is outstanding.
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
Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three and six months ended February 28, 2006 and 2005, no individual customer accounted for more than 10% of our consolidated revenues.
Summary financial information by reportable segment is as follows, in thousands:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Tuition and other, net
University of Phoenix	$463,239	$455,967	$993,167	$954,443
Other Schools	106,245	49,357	204,929	85,124
Corporate	67	369	339	1,052

Total tuition and other, net	$569,551	$505,693	$1,198,435	$1,040,619

Income from operations:
University of Phoenix	$112,329	$131,014	$295,299	$299,671
Other Schools	26,031	8,228	56,031	14,668
Corporate	(8,887)	301	(11,058)	940

	129,473	139,543	340,272	315,279

Reconciling items:
Interest income and other, net	3,567	3,855	8,070	8,417

Income before income taxes	$133,040	$143,398	$348,342	$323,696

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Depreciation and Amortization:
University of Phoenix	$9,161	$8,697	$19,513	$17,306
Other Schools	1,276	995	2,421	1,811
Corporate	5,016	3,095	10,166	5,976

	$15,453	$12,787	$32,100	$25,093

Capital Expenditures:
University of Phoenix	$18,786	$13,458	$32,083	$27,607
Other Schools	919	896	1,117	1,497
Corporate	4,487	6,414	(3,089)	14,793

	$24,192	$20,768	$30,111	$43,897

	February 28,	August 31,
	2006	2005
Assets:
University of Phoenix	$642,663	$739,420
Other Schools	140,310	122,107
Corporate	272,179	441,418

	$1,055,152	$1,302,945

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Apollo Group, Inc.
Phoenix, Arizona
We have reviewed the accompanying consolidated balance sheet of Apollo Group, Inc. and subsidiaries (the “Company”) as of February 28, 2006, and the related consolidated statements of income and of comprehensive income for the three-month and six-month periods ended February 28, 2006 and 2005, and of changes in shareholders’ equity and cash flows for the six-month periods ended February 28, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
April 7, 2006

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
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Our Business—a general description of our business and the education industry; our opportunities; and the challenges and risks of our business.

•	Application of Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates and a summary of recent accounting pronouncements.

•	Results of Operations—an analysis of our consolidated results of operations for the three-month and six-month periods presented in our consolidated financial statements. We operate in one business sector—education. Except to the extent that differences between our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, and the impact of inflation.
Forward-Looking Statements
          This Form 10-Q, including MD&A, contains forward-looking statements. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectations identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Forward-looking statements in this Form 10-Q and MD&A include, but are not limited to, statements such as:
•	University of Phoenix currently plans on opening seven to nine new campuses during 2006;

•	tuition and other net revenues at University of Phoenix should begin to increase as a percentage of total revenues during the third quarter of 2006 as Axia College is transferred from Western International University to University of Phoenix;

•	we anticipate that advertising spending will increase through the remainder of 2006 as we plan to spend more on lead generation;

•	we anticipate the trend of higher information technology costs to continue during the remainder of 2006;

•	total purchases of property and equipment for the year ended August 31, 2006, are expected to range from $100 to $120 million;

•	we anticipate spending $103.0 million during 2006 and 2007 for the construction of a building for future Online expansion;

•	while the outcomes of these audit proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions;

•	we anticipate that these seasonal trends in the second and fourth quarters will continue in the future; and

•	while the outcomes of these legal proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
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
Our Business
General
          Apollo Group, Inc. has been providing higher education to working adults for almost 30 years. We operate through our subsidiaries: The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development, The College for Financial Planning Institutes Corporation (the “College for Financial Planning”), and Western International University, Inc. (“Western International University”). We currently offer our programs and services at 95 campuses and 159 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. Our combined degree enrollment at February 28, 2006, was approximately 310,800. University of Phoenix is our largest subsidiary, with its tuition revenues representing approximately 83.1% of our consolidated tuition revenues during the six months ended February 28, 2006.
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
          University of Phoenix is accredited by The Higher Learning Commission, and has been a member of the North Central Association of Colleges and Schools since 1978. University of Phoenix has successfully replicated its teaching/learning model while maintaining educational quality at 68 local campuses and 117 learning centers in 34 states, Puerto Rico, Alberta, British Columbia, Netherlands, and Mexico. University of Phoenix also offers its educational programs worldwide through its computerized educational delivery system. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management. These computer programs are intended to provide uniformity among University of Phoenix’s campuses and learning centers, which enhances University of Phoenix’s ability to expand into new markets while still maintaining academic quality.
          Western International University is accredited by The Higher Learning Commission and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint educational agreements in China and India. Axia College of Western International University offers associate degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system. The Axia College program is designed for students with little or no college experience and offers small classes of less than 20 students and dedicated faculty who are specially trained in facilitating the online learning experience.
          The University of Phoenix board of directors and the Western International University board of directors have approved the transfer of Axia College from Western International University to University of Phoenix. On March 23, 2006, the Arizona State Board for Private Postsecondary Education confirmed that University of Phoenix had completed all necessary actions to transfer the Axia College programs, previously run by Western International University, to University of Phoenix, effective April 1, 2006.
          Institute for Professional Development provides program development and management consulting services to regionally accredited private colleges and universities (“client institutions”) who are interested in expanding or developing their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. Institute for Professional Development provides these services at 23 campuses and 38 learning centers in 25 states in exchange for a contractual share of the tuition revenues generated from these programs. Institute for Professional Development’s contracts with its client institutions generally range in length from five to ten years with provisions for renewal.
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
          Many working adults seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adults to attend classes and complete coursework on a more convenient schedule. Many universities currently do not effectively address the unique requirements of working adults due to the following specific constraints:
•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, who remain the primary focus of these universities and colleges. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:
•	a high percentage of full-time, tenured faculty with doctoral degrees;

•	fully-configured library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and the related staff and facilities.
•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure serves the needs of the full-time student, it limits the educational opportunity for working adults who must delay their education for up to five months during these spring, summer, and winter breaks.

•	Traditional universities and colleges are also limited in their ability to market to, or provide the necessary customer service for, working adults because they require the development of additional administrative and enrollment infrastructure. We maintain a single-minded focus on serving the needs of working adults.
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

          From time to time as part of the normal course of business, our subsidiaries are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General, conducted an audit of University of Phoenix for the period September 1, 2002, through March 31, 2004. On August 24, 2005, the Office of Inspector General issued a final audit report with recommendations to U.S. Department of Education. Except for two areas, the Office of Inspector General concluded that University of Phoenix had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs. The U.S. Department of Education will ultimately issue a final audit determination letter on the two exceptions regarding disbursing funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. On December 22, 2005, the Office of Inspector General issued a separate audit report on their review of our policies and procedures for the calculation and return of Title IV funds. Except for one area, the Office of Inspector General concluded that University of Phoenix had policies and procedures that provide reasonable assurances that the institution properly identified withdrawn students, appropriately determined whether a return of Title IV calculation was required, returned Title IV for withdrawn students in a timely manner, and used appropriate methodologies for most aspects of calculating the return of Title IV aid. The U.S. Department of Education will ultimately issue a final audit determination letter on the one exception regarding the return of Title IV funds. While the outcomes of these audit proceedings are uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
          Institutions are required to have authorization to operate as degree-granting institutions in each state where they physically provide education programs. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency.
Opportunities
          University of Phoenix expansion. University of Phoenix plans to continue increasing its student base by growing existing locations and by opening new campuses and learning centers throughout the United States, Canada, and Mexico. New locations are selected based on an analysis of various factors, including the population of working adults in the area, the number of local employers and their educational reimbursement policies, and the availability of similar programs offered by other institutions. University of Phoenix currently plans on opening seven to nine new campuses during 2006. In the first six months of 2006, two new University of Phoenix campuses were opened. Effective October 1, 2005, we took over operations of the Netherlands campus from Apollo International, Inc. In addition, during the first quarter of 2006, University of Phoenix entered into an agreement with Iowa Central Community College (“ICCC”) to provide ICCC with services in the areas of educational consulting and training, program development, faculty recruitment and screening, and student recruitment with respect to ICCC’s Associate of Applied Science Degree in Computer Networking. The University of Phoenix Online campus plans to continue expanding its distance education programs and services. We will also continue to respond to the changing educational needs of working adults and their employers by introducing new undergraduate and graduate degree programs, as well as training programs.
          Expand student base in associate degree programs. We plan to continue increasing the number of online students in our associate degree programs through the growth of Axia College. Axia College has been specifically designed to meet the special needs of low-credit working adults. We believe that the number of Axia College students will continue to increase significantly as we believe we are best positioned to meet the needs of these students through small class sizes and highly qualified staff.
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
          Higher Education Act reauthorization. The U.S. Department of Education issues regulations based on the laws included in the Higher Education Act. The Higher Education Act has been extended to June 30, 2006. Changes in the law occur during the Congressional reauthorization process, with final regulations issued after that time. The reauthorization process could amend existing requirements or implement new requirements. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could harm our business. Legislative action may also increase our administrative costs and burdens and require us to modify our practices in order for our schools to comply fully with applicable requirements, which could have a material adverse effect on our business.
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
Revenue recognition
          Approximately 92.9% of our tuition and other net revenues during the first six months of 2006 consist of tuition revenues. Tuition revenue is recognized on a weekly basis, pro rata over the period of instruction. Our tuition and other net revenues also include fees for our online delivery of course materials, application fees, commissions from the sale of education-related products, other student fees, and other income. Our tuition and other net revenues vary from period to period based on several factors that include: 1) the aggregate number of students attending classes; 2) the number of classes held during the period; and 3) the weighted average tuition price per credit hour (weighted by program and location). University of Phoenix tuition revenues represent 83.1% of consolidated tuition revenues during the six months ended February 28, 2006. Institute for Professional Development tuition revenues consist of the contractual share of tuition revenues from students enrolled in related programs at its client institutions. Institute for Professional Development’s contracts with its respective client institutions generally have terms of five to ten years with provisions for renewal.
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
          Tuition and other revenues are shown net of discounts relating to a variety of promotional programs. Such discounts totaled $25.9 million (4.3% of gross revenues) and $30.7 million (5.7% of gross revenues) in the three months ended February 28, 2006 and 2005, respectively, and $55.3 million (4.4% of gross revenues) and $49.0 million (4.5% of gross revenues) in the six months ended February 28, 2006 and 2005, respectively.
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
Income taxes
          Our effective tax rates differ from the statutory rate primarily due to state taxes and the tax impact of tax-exempt interest income. The effective tax rate was 39.4% and 39.3% in the three months ended February 28, 2006 and 2005, respectively, and 39.3% in both the six months ended February 28, 2006 and 2005. Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets or liabilities or changes in tax laws or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Stock-based compensation expense
          On September 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended February 28, 2006, was $12.7 million and $18.5 million, respectively. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three and six months ended February 28, 2005, because we did not adopt the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). See Note 9 for additional information.
          The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of an option-pricing model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. The weighted-average estimated value of employee stock options granted during the three and six months ended February 28, 2006, was $11.92 per share and $16.49 per share, respectively, with the following weighted-average assumptions:

	For the Three Months Ended	For the Six Months Ended
	February 28, 2006	February 28, 2006
Dividend yield	0.0%	0.0%
Expected volatility	28.7%	30.6%
Risk-free interest rate	4.4%	4.4%
Expected lives (in years)	2.0	2.9
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
          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first and second quarters of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
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
     The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	February 28,		February 28,		Percent Change
(In thousands, except percentages)	2006	2005	2006	2005	2006 vs. 2005

Revenues:
Tuition and other, net	$569,551	$505,693	100.0%	100.0%	12.6%

Costs and expenses:
Instructional costs and services	258,447	221,635	45.4	43.8	16.6
Selling and promotional	124,426	121,016	21.8	23.9	2.8
General and administrative	57,205	23,499	10.1	4.7	143.4

	440,078	366,150	77.3	72.4	20.2

Income from operations	129,473	139,543	22.7	27.6	-7.2
Interest income and other, net	3,567	3,855	0.7	0.8	-7.5

Income before income taxes	133,040	143,398	23.4	28.4	-7.2
Provision for income taxes	52,405	56,284	9.2	11.2	-6.9

Net income	$80,635	$87,114	14.2%	17.2%	-7.4%

     Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
THREE MONTHS ENDED FEBRUARY 28, 2006, COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 2005
Tuition and Other, Net
     Our tuition and other net revenues increased by 12.6% in the three months ended February 28, 2006, from the three months ended February 28, 2005, primarily due to a 13.5% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program), partially offset by an increase in our lower-tuition associates degree programs as a percentage of total degree student enrollments. As of February 28, 2006, 19.7% of our students are enrolled in associates degree programs compared with 10.6% of our students at February 28, 2005.
     Tuition and other net revenues for the three months ended February 28, 2006 and 2005, consist primarily of $526.7 million and $467.6 million, respectively, of net tuition revenues from students enrolled in degree programs and $2.6 million and $2.7 million, respectively, of net tuition revenues from students enrolled in non-degree programs.
     Information about our tuition and other net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months Ended
	February 28,
	2006	2005

University of Phoenix	81.3%	90.2%
Other Schools	18.7	9.7
Corporate	0.0	0.1

Tuition and other, net	100.0%	100.0%

     Tuition and other net revenues at Other Schools increased as a percentage of total revenues due to the significant increase in enrollment in associates degree programs at Axia College of Western International University between periods. Axia College began offering these programs in September 2004. Tuition and other net revenues at University of Phoenix should begin to increase as a percentage of total revenues during the third quarter of 2006 as Axia College is transferred from Western International University to University of Phoenix.
Instructional Costs and Services
     Instructional costs and services increased by $36.8 million in the three months ended February 28, 2006, from the three months ended February 28, 2005. The following table sets forth the changes in significant components of instructional costs and services, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Employee compensation and related expenses	$90.1	$81.3	15.9%	16.1%	10.8%
Stock-based compensation	3.5		0.6%
Faculty compensation	49.1	43.4	8.6%	8.6%	13.1%
Classroom lease expenses and depreciation	46.3	41.7	8.1%	8.2%	11.0%
Financial aid processing costs	12.7	10.4	2.2%	2.1%	22.1%
Bad debt expense	19.8	9.9	3.5%	1.9%	100.0%
Other instructional costs and services	36.9	34.9	6.5%	6.9%	5.7%

Instructional costs and services	$258.4	$221.6	45.4%	43.8%	16.6%

     Instructional costs and services as a percentage of tuition and other net revenues increased in the three months ended February 28, 2006, versus the three months ended February 28, 2005, due primarily to an increase in bad debt expense and stock-based compensation charges, partially offset by greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets. The increase in bad debt expense as a percentage of revenue between 2005 and 2006 is the result of increased aged accounts receivable and write-offs between periods as a result of an increase in financial aid students that withdrew from class prior to their financial aid disbursement.
Selling and Promotional Expenses
     Selling and promotional expenses increased by $3.4 million in the three months ended February 28, 2006, from the three months ended February 28, 2005. The following table sets forth the changes in significant components of selling and promotional expenses, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Enrollment advisors’ compensation and related expenses	$62.7	$51.7	11.0%	10.2%	21.3%
Stock-based compensation	0.4		0.0%
Advertising	49.4	56.1	8.7%	11.1%	-11.9%
Other selling and promotional expenses	11.9	13.2	2.1%	2.6%	-9.8%

Selling and promotional expenses	$124.4	$121.0	21.8%	23.9%	2.8%

     Selling and promotional expenses as a percentage of tuition and other net revenues decreased in the three months ended February 28, 2006, versus the three months ended February 28, 2005, due principally to a decrease in advertising expense due to reduced advertising spending during the month of December, partially offset by an increase in enrollment advisors compensation and related expenses. We anticipate that advertising spending will increase through the remainder of 2006 as we plan to spend more on lead generation.

General and Administrative Expenses
     General and administrative expenses increased by $33.7 million in the three months ended February 28, 2006, from the three months ended February 28, 2005. The following table sets forth the changes in significant components of general and administrative expenses, in millions:

			Percent of Revenues
	For the Three Months Ended		For the Three Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Employee compensation and related expenses	$32.7	$11.9	5.7%	2.4%	174.8%
Stock-based compensation	8.8		1.6%
Administrative space and depreciation	5.7	4.0	1.0%	0.8%	42.5%
Other general and administrative expenses	10.0	7.6	1.8%	1.5%	31.6%

General and administrative expenses	$57.2	$23.5	10.1%	4.7%	143.4%

     Included in the above employee compensation and related expenses and stock-based compensation are $19.0 million and $7.5 million, respectively, related to our former CEO’s Separation Agreement. Excluding these amounts, general and administrative expenses as a percentage of tuition and other net revenues increased from 4.7% in the three months ended February 28, 2005, to 5.4% in the three months ended February 28, 2006, due primarily to stock-based compensation charges and increases in employee compensation and related expenses and administrative space and depreciation costs due to higher information technology spending principally as a result of the opening of a redundant data center in August 2005. We anticipate the trend of higher information technology costs to continue during the remainder of 2006.
Interest Income and Other, Net
     Net interest income and other decreased by $288,000 in the three months ended February 28, 2006, from the three months ended February 28, 2005. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods, partially offset by higher yields earned on these securities as a result of interest rate increases. Interest expense was $69,000 and $37,000 in the three months ended February 28, 2006 and 2005, respectively.
Effective Income Tax Rate
     Our effective income tax rate increased slightly to 39.4% in the three months ended February 28, 2006, from 39.3% in the three months ended February 28, 2005, due to lower tax-exempt interest income as a percentage of total income.
     The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

			Percent of Revenues
	For the Six Months Ended		For the Six Months Ended
	February 28,		February 28,		Percent Change
(In thousands, except percentages)	2006	2005	2006	2005	2006 vs. 2005

Revenues:
Tuition and other, net	$1,198,435	$1,040,619	100.0%	100.0%	15.2%

Costs and expenses:
Instructional costs and services	518,332	439,052	43.3	42.2	18.1
Selling and promotional	252,546	241,601	21.1	23.2	4.5
General and administrative	87,285	44,687	7.3	4.3	95.3

	858,163	725,340	71.7	69.7	18.3

Income from operations	340,272	315,279	28.3	30.3	7.9
Interest income and other, net	8,070	8,417	0.7	0.8	-4.1

Income before income taxes	348,342	323,696	29.0	31.1	7.6
Provision for income taxes	136,933	127,051	11.4	12.2	7.8

Net income	$211,409	$196,645	17.6%	18.9%	7.5%

     Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
SIX MONTHS ENDED FEBRUARY 28, 2006, COMPARED WITH SIX MONTHS ENDED FEBRUARY 28, 2005

Tuition and Other, Net
     Our tuition and other net revenues increased by 15.2% in the six months ended February 28, 2006, from the six months ended February 28, 2005, primarily due to a 14.6% increase in average degree student enrollments and tuition price increases averaging four to six percent (depending on the geographic area and program), partially offset by an increase in our lower-tuition associates degree programs as a percentage of total degree student enrollments.
     Tuition and other net revenues for the six months ended February 28, 2006 and 2005, consist primarily of $1.1 billion and $961.1 million, respectively, of net tuition revenues from students enrolled in degree programs and $4.7 million and $5.4 million, respectively, of net tuition revenues from students enrolled in non-degree programs.
     Information about our tuition and other net revenues by reportable segment on a percentage basis is as follows:

	For the Six Months Ended
	February 28,
	2006	2005

University of Phoenix	82.9%	91.7%
Other Schools	17.1	8.2
Corporate	0.0	0.1

Tuition and other, net	100.0%	100.0%

     Tuition and other net revenues at Other Schools increased as a percentage of total revenues due to the significant increase in enrollment in associates degree programs at Axia College of Western International University between periods. Axia College began offering these programs in September 2004. Tuition and other net revenues at University of Phoenix should begin to increase as a percentage of total revenues during the third quarter of 2006 as Axia College is transferred from Western International University to University of Phoenix.
Instructional Costs and Services
     Instructional costs and services increased by $79.3 million in the six months ended February 28, 2006, from the six months ended February 28, 2005. The following table sets forth the changes in significant components of instructional costs and services, in millions:

			Percent of Revenues
	For the Six Months Ended		For the Six Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Employee compensation and related expenses	$178.3	$161.8	14.9%	15.6%	10.2%
Stock-based compensation	6.3		0.6%
Faculty compensation	102.4	87.9	8.6%	8.4%	16.5%
Classroom lease expenses and depreciation	92.7	82.0	7.7%	7.9%	13.0%
Financial aid processing costs	25.5	20.7	2.1%	2.0%	23.2%
Bad debt expense	39.9	19.0	3.3%	1.8%	110.0%
Other instructional costs and services	73.2	67.7	6.1%	6.5%	8.1%

Instructional costs and services	$518.3	$439.1	43.3%	42.2%	18.1%

     Instructional costs and services as a percentage of tuition and other net revenues increased in the six months ended February 28, 2006, versus the six months ended February 28, 2005, due primarily to an increase in bad debt expense and stock-based compensation charges, partially offset by greater tuition and other net revenues being spread over the fixed costs related to centralized student services. We may not be able to leverage our recurring costs to the same extent as we face increased costs related to our expansion into new geographic markets. The increase in bad debt expense as a percentage of revenue between 2005 and 2006 is the result of increased aged accounts receivable and write-offs between periods as a result of an increase in financial aid students that withdrew from class prior to their financial aid disbursement.
Selling and Promotional Expenses
     Selling and promotional expenses increased by $10.9 million in the six months ended February 28, 2006, from the six months ended February 28, 2005. The following table sets forth the changes in significant components of selling and promotional expenses, in millions:

			Percent of Revenues
	For the Six Months Ended		For the Six Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Enrollment advisors’ compensation and related expenses	$119.5	$99.9	10.0%	9.6%	19.6%
Stock-based compensation	0.9		0.1%
Advertising	105.9	115.9	8.8%	11.1%	-8.6%
Other selling and promotional expenses	26.2	25.8	2.2%	2.5%	1.6%

Selling and promotional expenses	$252.5	$241.6	21.1%	23.2%	4.5%

     Selling and promotional expenses as a percentage of tuition and other net revenues decreased in the six months ended February 28, 2006, versus the six months ended February 28, 2005, due principally to a decrease in advertising expense due to reduced advertising spending, partially offset by an increase in enrollment advisors compensation and related expenses. We anticipate that advertising spending will increase through the remainder of 2006 as we plan to spend more on lead generation.
General and Administrative Expenses
     General and administrative expenses increased by $42.6 million in the six months ended February 28, 2006, from the six months ended February 28, 2005. The following table sets forth the changes in significant components of general and administrative expenses, in millions:

			Percent of Revenues
	For the Six Months Ended		For the Six Months Ended
	February 28,		February 28,		Percent Change
	2006	2005	2006	2005	2006 vs. 2005

Employee compensation and related expenses	$44.9	$21.9	3.7%	2.1%	105.0%
Stock-based compensation	11.3		0.9%
Administrative space and depreciation	11.6	7.8	1.0%	0.8%	48.7%
Other general and administrative expenses	19.5	15.0	1.6%	1.4%	30.0%

General and administrative expenses	$87.3	$44.7	7.3%	4.3%	95.3%

     Included in the above employee compensation and related expenses and stock-based compensation are $19.0 million and $7.5 million, respectively, related to our former CEO’s Separation Agreement. Excluding these amounts, general and administrative expenses as a percentage of tuition and other net revenues increased from 4.3% in the six months ended February 28, 2005, to 5.1% the six months ended February 28, 2006, due primarily to stock-based compensation charges and increases in employee compensation and related expenses and administrative space and depreciation costs due to higher information technology spending principally as a result of the opening of a redundant data center in August 2005. We anticipate the trend of higher information technology costs to continue during the remainder of 2006.
Interest Income and Other, Net
     Net interest income and other decreased by $347,000 in the six months ended February 28, 2006, from the six months ended February 28, 2005. This decrease was attributable to the decrease in cash equivalents and marketable securities between periods, partially offset by higher yields earned on these securities as a result of interest rate increases. Interest expense was $102,000 and $59,000 in the six months ended February 28, 2006 and 2005, respectively.
Effective Income Tax Rate
     Our effective income tax rate remained consistent between periods at 39.3%.
Liquidity, Capital Resources, and Financial Position
Liquidity and Capital Resources
     The following sections discuss the effects of changes in our balance sheets, cash flows, and commitments and contingencies on our liquidity and capital resources.
     Cash and cash equivalents and marketable securities. Cash and cash equivalents and marketable securities were $194.4 million as of February 28, 2006, a decrease from $467.1 million at August 31, 2005. The decrease was primarily a result of the repurchase of Apollo Education Group Class A common stock of $510.9 million, and capital expenditures of $30.1 million partially offset by cash provided by operating activities of $260.3 million and cash provided by the issuance of Apollo Education Group Class A common stock of $19.1 million, related to employee stock option exercises and employee stock purchases during the period.
     Restricted cash. The U.S. Department of Education requires that Title IV Program funds collected in advance of student billings be kept in a separate cash or cash equivalent account until the students are billed for that portion of their program. In addition, all Title IV Program funds received by us through electronic funds transfer are subject to certain holding period restrictions. These funds generally remain in these separate accounts for an average of 60 to 75 days from receipt. As of February 28, 2006, we had approximately $238.4 million in this separate account, which is reflected in the Consolidated Balance Sheets as restricted cash to comply with these requirements. These restrictions on cash have not affected our ability to fund daily operations.
     Capital expenditures. Capital expenditures decreased to $30.1 million during the six months ended February 28, 2006, from $43.9 million during the six months ended February 28, 2005, primarily due to reduced spending on furniture and equipment and leasehold improvements between periods. Total purchases of property and equipment for the year ended August 31, 2006, are expected to range from $100 to $120 million. These expenditures will primarily be related to new campuses and learning centers and increases in normal recurring capital expenditures due to the overall increase in student and employee levels resulting from the growth in the business. In addition, we anticipate spending $103.0 million during 2006 and 2007 for the construction of a building for future Online expansion, of which $14.8 million had been incurred as of February 28, 2006. Upon completion, it is our intention to sell the building to a third party and lease it back.
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
     Letter of credit. An unsecured letter of credit for Western International University, in the amount of $5.3 million, expiring in March 2007, is outstanding.
     Accounts receivable, net. Accounts receivable, net was $200.7 million and $201.6 million as of February 28, 2006, and August 31, 2005, respectively. Days sales outstanding (“DSO”) in receivables, net as of February 28, 2006, and August 31, 2005, were 30 days and 33 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance. Improved collections performance will result in reduced DSO.
Commitments and Contingencies
     Leases. We currently lease the majority of our administrative and educational facilities under operating lease agreements. Most lease agreements contain tenant improvement allowances, rent holidays, and/or rent escalation clauses. In instances where one or more of these items are included in a lease agreement, we record a deferred rent liability on the Consolidated Balance Sheet and amortize the items on a straight-line basis over the term of the lease as additions or deductions to rent expense. Lease terms generally range from five to ten years with one to two renewal options for extended terms. Management expects that as these leases expire, they will be renewed or replaced by other leases in the normal course of business. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) as we do not believe that the renewal of the option is reasonably assured. We are required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.
     We record leasehold improvements funded by landlord incentives or allowances under operating leases (“tenant improvement allowances”) as a leasehold improvement asset and deferred rent liability on the Consolidated Balance Sheets and as both an investing activity (addition to property and equipment) and a component of operating activities on the Consolidated Statements of Cash Flows. We also reflect cash reimbursements received for tenant improvement allowances during the periods presented as additions to property and equipment and an increase in operating activities in the Consolidated Statements of Cash Flows.
     A tabular presentation of our contractual obligations at August 31, 2005, is provided in the “Liquidity and Capital Resources” portion of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K as filed with the Securities and Exchange Commission. There were no material changes in our contractual obligations during the first six months of 2006.

     Contingencies. On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the Lead Plaintiff. Lead Plaintiff purports to represent a class of our shareholders who acquired their shares between February 27, 2004, and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court denied the motion to dismiss on October 18, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
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
     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. A management conference has been set for April 2006, and the Plaintiff’s motion to certify the class will be heard by the Court in May 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Stock Repurchase Program
     Our Board of Directors has previously authorized a program allocating up to $1.85 billion of our funds to repurchase shares of Apollo Education Group Class A common stock and University of Phoenix Online common stock. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of approximately $132.0 million. On December 9, 2005, our Board of Directors authorized a program allocating up to an additional $300 million of our funds to repurchase shares of Apollo Education Group Class A common stock. As of February 28, 2006, we had repurchased approximately 35,075,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.9 billion. An additional 81,000 shares of Apollo Education Group Class A common stock were repurchased in March 2006 at a cost of approximately $4.0 million.
     As of February 28, 2006, 3,025,000 shares of our treasury stock have been used to secure receivables between Apollo Group and two of its subsidiaries.

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
     We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters. As a result, instructional costs and services and selling and promotional expenses historically increase as a percentage of tuition and other net revenues in the fourth quarter due to increased costs in preparation for the August peak enrollments. Therefore, we analyze our expenses as a percentage of tuition and other net revenues in comparison to the percentages in the same period of the prior year.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e), promulgated under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of the end of our most recently completed fiscal quarter, our disclosure controls and procedures were effective to ensure that information is recorded, processed, summarized, and reported on a timely basis.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On approximately October 12, 2004, a class action complaint was filed in the United States District Court for the District of Arizona, captioned Sekuk Global Enterprises et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the United States District Court for the District of Arizona, captioned Christopher Carmona et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the United States District Court for the District of Arizona, captioned Jack B. McBride et. al. v. Apollo Group, Inc. et. al., Case No. CV 04-2334 PHX LOA. The Court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the Lead Plaintiff. Lead Plaintiff purports to represent a class of our shareholders who acquired their shares between February 27, 2004, and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated under the Exchange Act, by us for our issuance of allegedly materially false and misleading statements in connection with our failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The Court denied the motion to dismiss on October 18, 2005. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.

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
     On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et. al. v. University of Phoenix, Inc. et. al., Case No. 03CC00430. Plaintiff, a former academic advisor with University of Phoenix, filed this class action on behalf of himself and current and former academic advisors employed by us in the State of California and seeks certification as a class, monetary damages in unspecified amounts, and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of 8 hours per day or 40 hours per week, and contends that we failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiff’s counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court has granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. A management conference has been set for April 2006, and the Plaintiff’s motion to certify the class will be heard by the Court in May 2006. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
     We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
Item 1A. Risk Factors
     No Change
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Purchases of Apollo Education Group Class A common stock made by Apollo during the three months ended February 28, 2006, are as follows:

				Approximate Dollar
			Total Number of Shares	Value
			Purchased as Part of	of Shares that May
	Total Number		Publicly Announced	Yet be
	of Shares	Average Price	Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs
December 1, 2005 - December 31, 2005	2,363,066	$65.44	2,363,066
January 1, 2006 - January 31, 2006	1,184,976	$59.36	1,184,976
February 1, 2006 - February 28, 2006	0		0

Total	3,548,042	$63.41	3,548,042	$140,140,435

     Our Board of Directors authorized the following programs to repurchase shares of Apollo Education Group Class A common stock and, during the periods it was outstanding, University of Phoenix Online common stock:

Amount
Date of Authorization	Authorized
(in thousands)
September 25, 1998	$40,000
May 13, 1999	20,000
October 25, 1999	40,000
March 24, 2000	50,000
March 28, 2003	150,000
June 25, 2004	500,000
October 1, 2004	500,000
March 25, 2005	250,000
October 7, 2005	300,000
December 9, 2005	300,000

$2,150,000

     As of February 28, 2006, we had repurchased approximately 35,075,000 shares of Apollo Education Group Class A common stock at a total cost of approximately $1.9 billion. While it was outstanding, we repurchased approximately 2,025,000 shares of University of Phoenix Online common stock at a total cost of $132.0 million. There is no expiration date on the authorization of these funds and repurchases occur at our discretion. An additional 81,000 shares of Apollo Education Group Class A common stock were repurchased in March 2006 at a cost of approximately $4.0 million.
     As of February 28, 2006, 3,025,000 shares of our treasury stock have been used to secure receivables between Apollo Group and two of its subsidiaries.
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
Item 5. Other Information
     Effective March 31, 2006, our Bylaws were amended and restated to provide for indemnification for our current and former officers and directors.
Item 6. Exhibits
Exhibits:

EXHIBIT 3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc. (1)
EXHIBIT 3.2	Amended and Restated Bylaws (as amended through March 2006) of Apollo Group, Inc.*
EXHIBIT 15.1	Letter in Lieu of Consent*
EXHIBIT 31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
EXHIBIT 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
EXHIBIT 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
EXHIBIT 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: April 10, 2006

By: /s/ Kenda B. Gonzales

Kenda B. Gonzales
Chief Financial Officer, Secretary, and Treasurer

By: /s/ Daniel E. Bachus

Daniel E. Bachus
Chief Accounting Officer and Controller

By: /s/ Brian Mueller

Brian Mueller
President

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc.(1)

3.2	Amended and Restated Bylaws (as amended through March 2006) of Apollo Group, Inc.*

15.1	Letter in Lieu of Consent*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Exhibit 3.1 of Registration Statement No. 333-33370 on Form S-3/A, dated August 31, 2000