Form 10-Q
period 2006-05-31
APOLLO GROUP INC
filed 2007-05-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐                 NO ☑
AS OF APRIL 30, 2007, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	172,710,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “objectives,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
Explanatory Note Regarding Restatement and Material Weaknesses
In this Quarterly Report on Form 10-Q for the quarter ended May 31, 2006 (the “Quarterly Report”), Apollo Group, Inc. has restated its consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, and cash flows for the three and nine months ended May 31, 2005 for the effects of errors in accounting for stock options and other items (the “Restatement”). See Note 4, “Restatement of Consolidated Financial Statements” included in Part I, Item 1.
In response to a report published by an investment bank on June 8, 2006 that questioned whether the Company might have backdated stock option grants during its fiscal years ended August 31, 2000 through August 31, 2004, the Board of Directors authorized a special committee (the “Special Committee”) on June 23, 2006, to retain independent legal counsel, who in turn retained forensic accountants, to assist them in conducting an independent review of the Company’s historical practices related to stock option grants (the “Independent Review”). In November 2006, with the assistance of outside legal counsel, the Company began an in-depth internal review to ascertain the most likely measurement date of every stock option grant since the Company’s initial public offering during its fiscal year 1994 through September 2006 (the “Internal Review”).
Based on the Independent Review and the Internal Review, the Company determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three and nine months ended May 31, 2005, the Company recorded pre-tax adjustments to share based compensation expense of $5.6 million ($3.6 million after-tax) and $16.7 million ($16.4 million after-tax), respectively.
The Company has concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from University of Phoenix, Inc. (“UPX”) or Western International University, Inc. (“WIU”). When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its collection of receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented. This error resulted in adjustments to pre-tax bad debt expense in the amounts of $3.0 million ($1.8 million after-tax) and $9.9 million ($6.0 million after-tax) for the three and nine months ended May 31, 2005, respectively.
The Company also concluded that various accounts such as cash, revenue, property and equipment, lease accounting and other investments were not properly recorded in accordance with generally accepted accounting principles (“GAAP”). Specifically, impairment in a venture capital fund investment should have been recorded in an earlier period; cash related to scholarships, grants and refunds should have been classified as restricted cash and student deposits; different assumptions should have been used in determining the fair value of options; certain share based compensation was improperly amortized amongst quarters; auction rate securities were improperly classified as cash and cash equivalents in certain periods; and certain revenue under tuition discount programs were not properly recorded.

Management has determined that the Company did not maintain effective control over (i) the granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123 and SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), (ii) the recording of allowance for doubtful accounts, and (iii) the deduction of compensation expenses under Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). The control deficiencies identified constituted material weaknesses in internal control over financial reporting as of May 31, 2006. See Item 4, “Controls and Procedures,” for a description of these material weaknesses.
Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the Restatement will not be amended. Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied upon.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As Of
	May 31, 2006	August 31, 2005
($ in thousands)		Restated (1)
Assets:
Current assets
Cash and cash equivalents	$191,981	$137,184
Restricted cash	235,884	227,102
Marketable securities, current portion	72,190	224,112
Accounts receivable, net	149,482	172,602
Deferred tax assets, net, current portion	33,763	25,506
Other current assets	19,709	22,643

Total current assets	703,009	809,149
Property and equipment, net	308,992	270,645
Marketable securities, less current portion	62,929	97,350
Goodwill	37,096	37,096
Deferred tax assets, net, less current portion	41,763	40,542
Other assets (includes receivable from related party of $15,524 and $14,843 as of May 31, 2006 and August 31, 2005, respectively)	26,021	26,766

Total assets	$1,179,810	$1,281,548

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$48,920	$40,129
Accrued liabilities	64,417	61,315
Income taxes payable	78,327	69,163
Current portion of long-term liabilities	22,680	19,499
Student deposits	255,400	242,675
Current portion of deferred revenue	125,391	133,964

Total current liabilities	595,135	566,745
Deferred revenue, less current portion	441	351
Long-term liabilities, less current portion	81,985	80,232

Total liabilities	677,561	647,328

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 and 188,002,000 issued as of May 31, 2006 and August 31, 2005,
respectively, and 172,449,000 and 179,184,000 outstanding as of May 31, 2006 and August 31, 2005, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding as of May 31, 2006 and August 31, 2005	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 15,553,000 and 8,818,000 shares as of May 31, 2006 and August 31, 2005, respectively	(1,061,172)	(645,742)
Retained earnings	1,564,980	1,280,996
Accumulated other comprehensive loss	(1,663)	(1,138)

Total shareholders’ equity	502,249	634,220

Total liabilities and shareholders’ equity	$1,179,810	$1,281,548

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2006	2005	2006	2005
($ in thousands, except per share amounts)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$653,397	$617,745	$1,852,620	$1,658,915

Costs and expenses:
Instructional costs and services	284,375	246,064	812,117	696,835
Selling and promotional	138,195	118,268	390,413	360,104
General and administrative	29,751	27,997	116,048	70,352
Share based compensation (2)	—	4,223	—	12,671

Total costs and expenses	452,321	396,552	1,318,578	1,139,962

Income from operations	201,076	221,193	534,042	518,953
Interest income and other, net	4,437	3,934	12,421	12,242

Income before income taxes	205,513	225,127	546,463	531,195
Provision for income taxes	74,059	87,864	207,341	214,026

Net income	$131,454	$137,263	$339,122	$317,169

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.76	$0.76	$1.94	$1.73

Diluted income per share	$0.75	$0.74	$1.92	$1.70

Basic weighted average shares outstanding	172,817	181,461	174,808	183,857

Diluted weighted average shares outstanding	174,453	184,360	176,770	187,088

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”

(2)	Related to the August 27, 2004 conversion of the University of Phoenix Online (“UPX Online”) common stock and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
	2006	2005	2006	2005
($ in thousands)		Restated (1)		Restated (1)
Net income	$131,454	$137,263	$339,122	$317,169
Other comprehensive income (net of tax):
Currency translation gain (loss)	(230)	91	(525)	(264)

Comprehensive income	$131,224	$137,354	$338,597	$316,905

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
	2006	2005
($ in thousands)		Restated (1)
Cash flows provided by operating activities:
Net income	$339,122	$317,169
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	18,052	4,035
Share based compensation — conversion of UPX Online stock options	—	12,671
Tax benefits of stock options exercised	—	25,156
Excess tax benefits from share based compensation	(16,763)	—
Depreciation and amortization	48,810	30,077
Amortization of marketable securities discount and premium, net	841	3,023
Provision for uncollectible accounts receivable	72,238	40,104
Deferred income taxes	(9,478)	6,746
Changes in assets and liabilities:
Accounts receivable, net	(49,118)	(64,036)
Other assets	2,431	(3,181)
Accounts payable and accrued liabilities	6,553	(26,023)
Income taxes payable	16,115	39,936
Student deposits	12,725	20,941
Deferred revenue	(8,483)	7,504
Other liabilities	4,928	6,648

Net cash provided by operating activities	437,973	420,770

Cash flows provided by investing activities:
Additions to property and equipment	(43,611)	(68,787)
Purchase of land and buildings related to new headquarters building	(35,266)	(2,660)
Purchase of marketable securities including auction rate securities	(916,632)	(347,675)
Maturities of marketable securities including auction rate securities	1,093,352	555,574
Increase in restricted cash	—	14,760
Purchase of other assets	(1,686)	(1,710)

Net cash provided by investing activities	96,157	149,502

Cash flows used in financing activities:
Repurchase of Apollo Group Class A common stock	(514,931)	(698,851)
Issuance of Apollo Group Class A common stock	25,691	43,170
Cash paid for cancellation of vested options	(6,331)	—
Excess tax benefits from share based compensation	16,763	—

Net cash used in financing activities	(478,808)	(655,681)

Currency translation loss	(525)	(264)

Net increase (decrease) in cash and cash equivalents	54,797	(85,673)
Cash and cash equivalents, beginning of period	137,184	150,079

Cash and cash equivalents, end of period	$191,981	$64,406

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$11,639	$12,576
Purchases of property and equipment included in accounts payable	$5,340	$11,998

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The interim consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “Apollo Group” or the “Company”. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited interim financial statements. For a discussion of the Company’s critical accounting policies, please refer to the Company’s 2006 Annual Report on Form 10-K. These interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in Apollo Group’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended August 31, 2006, which is being filed concurrently with this Form 10-Q.
The Company’s fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to the Company’s fiscal years and the associated quarters of those fiscal years.
The results of operations for the three and nine months ended May 31, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant management estimate is the allowance for doubtful accounts. Actual results could differ from these estimates.
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. The Company offers innovative and distinctive educational programs and services from high school through college-level at 97 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online, throughout the world. The Company’s combined Degreed Enrollment for UPX and Axia College as of May 31, 2006, was approximately 277,200. In addition, students are enrolled in WIU, CFP and regionally accredited private colleges and universities to which IPD provides program development and management consulting services (“IPD Client Institutions”), and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in the Company’s degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
The Company’s operations are generally subject to seasonal trends. The Company experiences, and expects to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollments. While the Company enrolls students throughout the year, second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January. The Company experiences a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.
Note 3. Significant Accounting Policies
The following two accounting policies have changed since the fiscal year ended August 31, 2005:

Allowance for Doubtful Accounts
The Company reduces accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, the Company looks at the historical write-offs of its receivables. The Company monitors its collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than its collection of receivables for students who remain in its educational programs. An increase in the amount of return to the lenders and a lower collection rate are factored into the determination of an appropriate allowance amount. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, the Company believes its allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. The Company’s accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once the Company has exhausted all efforts to collect the account, which include collection attempts by Company employees and outside collection agencies.
Share Based Compensation
On September 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R), which the Company applied in its adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share based awards issued to employees and directors, based on estimated fair values of the share award on the date of grant. The Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires compensation expense to be recorded for all share based awards granted after September 1, 2005 and for all unvested stock options outstanding as of September 1, 2005. For all unvested options outstanding as of September 1, 2005, the remaining unrecognized compensation expense, based on the fair value as determined under the provisions of SFAS 123, will be recognized as share based compensation in the Consolidated Statements of Income over the remaining vesting period. For share based awards granted subsequent to September 1, 2005, compensation expense is based on the fair value as determined under the provisions of SFAS 123(R) and will be recognized in the Consolidated Statements of Income over the vesting period. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R).
SFAS 123(R) requires the Company to calculate the fair value of share based awards on the date of grant. The Company uses the BSM to estimate fair value. The BSM requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share based compensation expense over the period that the awards are expected to vest net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense may be required in future periods.
Please refer to Note 4 for additional discussion of the determination of the measurement dates for stock option grants.
Please refer to the Company’s Annual Report on Form 10-K for the year ended August 31, 2006, which is being filed concurrently with this Form 10-Q, for additional discussion of the Company’s significant accounting polices.
Note 4. Restatement of Consolidated Financial Statements
As a result of the errors discussed below, the Company has restated its consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, and cash flows, including related disclosures, for the three and nine months ended May 31, 2005 (the “Restatement”).
Share Based Compensation Expense Adjustment
With the completion of the Company’s reviews discussed below, the Company determined that errors had occurred in the accounting for share based compensation. Specifically, the Company determined that 57 of the 100 total grants made from June 1994 to September 2006 used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to Internal Revenue Code (“IRC”) Section 162(m) and related penalties and interest. For the three and nine months ended May 31, 2005, the Company recorded pre-tax adjustments to increase share based compensation expense of $5.6 million ($3.6 million after-tax) and $16.7 million ($16.4 million after-tax), respectively.
Independent Review and Internal Review
In response to comments in a report published by an investment bank on June 8, 2006 that questioned whether the Company might have backdated stock option grants during its fiscal years ended August 31, 2000 through August 31, 2004, the Board of Directors authorized a special committee (the “Special Committee”), on June 23, 2006, to retain independent legal counsel, who in turn retained forensic accountants, to assist them in conducting an independent review of the Company’s historical practices related to stock option grants (the “Independent Review”). In November 2006, with the assistance of outside legal counsel, the Company also began an in-depth internal review to ascertain the most likely measurement date of every stock option grant since the Company’s initial public offering during its fiscal year 1994 through September 2006 (the “Internal Review”).
The Special Committee presented its report of findings (the “Special Committee Report”) to the Board of Directors on December 8, 2006, and the Company reported these findings publicly on December 15, 2006. The Special Committee’s findings include, among other things, that many of the stock option grants it reviewed were not accounted for in accordance with GAAP and that the Company’s internal controls over financial reporting with respect to stock option grants were inadequate.
Based on the facts and circumstances surrounding each grant, management and the Special Committee concluded that during the period from June 1994 through September 2006, the Company used incorrect measurement dates for accounting purposes. As a result, revised measurement dates for many grants resulted in exercise prices that were less than the fair market value of the stock on the revised measurement dates.
As part of its Internal Review, the Company adopted a methodology for determining the most likely accounting measurement dates for stock option grants in the following categories: (1) grants to management and other employees; (2) grants to Section 16 officers, except the Former CEO (the “Section 16 Grants”); (3) grants to its Former CEO (the “Former CEO Grants”); (4) grants to employees upon hiring, promotion and other special circumstances (the “Individual Grants”); (5) grants to non-employee Directors (the “Director Grants”); and (6) grants to faculty employees (the “Faculty Grants”). The Company applied the following hierarchy for determining the most likely measurement dates for each category as follows:
     Management, Section 16, Former CEO and Individual Grants
1.	The Company used the original stated grant date for any grant where evidence of Compensation Committee or, after August 2002, Former CEO approval on the stated grant date exists and the recipients and the numbers of stock options were final.

2.	The Company used the original stated grant date for Section 16 and Former CEO Grants issued after August 2002 when Forms 4 were filed within two days of the stated grant date as long as there was not evidence that the grants were not final and approved as of the stated grant date.

3.	The Company used the Form 4 filing date for the Section 16 and Former CEO grants issued after August 2002 when there was evidence that the grants were not final and approved as of the stated grant date but were final and approved by the date of the filing of the Form 4.

4.	For the majority of the grants, where the measurement date was not determined by the criteria above, the Company determined that the most likely measurement date was the date the grant was entered into Equity Edge, the Company’s stock and option plan accounting software (the “Equity Edge Record Added Date”). This methodology was used when the Company was unable to locate contemporaneous documentation confirming that the stock option award terms were finalized and approved on the stated grant date.
     Director Grants
5.	The Company used the original stated grant date for Director Grants issued under the Director Stock Plan (which expired on August 31, 2003). The Director Stock Plan was a grant program pursuant to which option grants for a specific number of shares were automatically made to the non-employee Board members on a pre-established date each year. The Company used the original stated grant date for Director Grants awarded subsequent to August 2002 under the 2000 Incentive Stock Plan when Forms 4 were filed within two days of the stated grant date.

     Faculty Grants
6.	The Company generally used the original grant date for Faculty Grants since faculty employees received grants only when the employee met the criteria set forth in the Company’s faculty handbook or website posting, which states the strike price (market value on the date of grant), number of shares to be granted, and the date and frequency of the grant.
Income Tax Related Matters – Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $40.3 million as of May 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
Restatement Adjustments
(1) Share Based Compensation - As discussed above, the Company has restated its financial results to record share based compensation expense.
(2) Allowance for Doubtful Accounts - The Company has concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write-offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its collection of receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented.
(3) Other Adjustments – The Company concluded that the accounting for various accounts such as cash, revenue, property and equipment, lease accounting and other investments were not properly recorded in accordance with GAAP. Specifically, the impairment in a venture capital fund investment should have been recorded in an earlier period; cash related to scholarships, grants, and refunds should have been classified as restricted cash and student deposits; different assumptions should have been used in determining the fair value of options; certain share based compensation was improperly amortized amongst quarters; auction rate securities were improperly classified as cash and cash equivalents in certain periods; and certain revenue under tuition discount programs were not properly recorded. Certain of these errors resulted in adjustments to pre-tax expense shown in other adjustments in the table below.
Adjustments to the Company’s various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net increase in expense of $1.4 million and $1.8 million for the three and nine months ended May 31, 2005, respectively. Specifically, the Company determined that the accounting for its tenant improvement allowances was not in accordance with GAAP. As part of the Restatement, the errors in the Company’s accounting for the tenant improvement allowances were corrected and certain of its operating leases now have been properly accounted for as capital leases. These adjustment amounts are included in Other Adjustments in the table below. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the statement of cash flows was omitted and changes in restricted cash which were previously included in cash flows provided by operating activities are now shown in cash flows provided by investing activities.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below. The adjustment of $59.4 million to income taxes payable as of August 31, 2005 is comprised primarily of potential taxes attributable to IRC Section 162(m) and related penalties and interest. Due to statute expirations in fiscal year 2006, the amount accrued as of May 31, 2006 for federal taxes is $40.3 million.

Impact of the Restatement

Summary of Impact of Restatement Adjustments
					Tax Effect of Adjustments (4)
					Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax
($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)

Fiscal year Thru 2004	$47,951	$12,279	$5,784	$66,014	$(19,317)	$(7,230)	$(26,547)	$10,913	$9,813	$(5,821)	$60,193

Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	$8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575

Fiscal year 2005 - Q3 YTD	$16,706	$9,924	$(1,842)	$24,788	$(6,645)	$(3,215)	$(9,860)	$1,408	$4,978	$(3,474)	$21,314

Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991
The following tables present the effects of the Restatement on the Company’s previously issued Consolidated Balance Sheet as of August 31, 2005, Consolidated Statements of Income for the three and nine months ended May 31, 2005 and Consolidated Statement of Cash Flows for the nine months ended May 31, 2005.

Consolidated Balance Sheet

	August 31, 2005
	As Previously
	Reported	Adjustments		Restated
($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$145,607	$(8,423	) (3)	$137,184
Restricted cash	225,706	1,396	(3)	227,102
Marketable securities, current portion	224,112	—		224,112
Accounts receivable, net	201,615	(29,013	) (2,3)	172,602
Deferred tax assets, net, current portion	14,991	10,515	(4)	25,506
Other current assets	23,058	(415	) (3)	22,643

Total current assets	835,089	(25,940)		809,149
Property and equipment, net	268,661	1,984	(3)	270,645
Marketable securities, less current portion	97,350	—		97,350
Goodwill	37,096	—		37,096
Deferred tax assets, net, less current portion	35,756	4,786	(4)	40,542
Other assets (includes receivable from related party of $14,843)	28,993	(2,227	) (3)	26,766

Total assets	$1,302,945	$(21,397)		$1,281,548

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$40,129	$—		$40,129
Accrued liabilities	61,315	—		61,315
Income taxes payable	9,740	59,423	(4)	69,163
Current portion of long-term liabilities	18,878	621	(3)	19,499
Student deposits	249,696	(7,021	) (3)	242,675
Current portion of deferred revenue	138,214	(4,250	) (3)	133,964

Total current liabilities	517,972	48,773		566,745
Deferred revenue, less current portion	351	—		351
Long-term liabilities, less current portion	77,748	2,484	(3)	80,232

Total liabilities	596,071	51,257		647,328

Commitments and contingencies (Notes 8 and 10)

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—		—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued and 179,184,000 outstanding	103	—		103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding	1	—		1
Additional paid-in capital	—	—		—
Apollo Group Class A treasury stock, at cost, 8,818,000 shares	(645,742)	—		(645,742)
Retained earnings	1,353,650	(72,654	) (1-4)	1,280,996

Accumulated other comprehensive loss	(1,138)	—		(1,138)

Total shareholders’ equity	706,874	(72,654)		634,220

Total liabilities and shareholders’ equity	$1,302,945	$(21,397)		$1,281,548

(1), (2), (3), & (4)	See above under “Restatement Adjustments” for a detailed summary of adjustments

Consolidated Statements of Income

	Three Months Ended May 31, 2005				Nine Months Ended May 31, 2005
	As Previously				As Previously
	Reported	Adjustments		Restated	Reported	Adjustments		Restated
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$619,011	$(1,266	) (3)	$617,745	$1,659,630	$(715	) (3)	$1,658,915

Costs and expenses:		—		—		—		—

Instructional costs and services	243,232	2,832	(1-3)	246,064	682,284	14,551	(1-3)	696,835
Selling and promotional	118,153	115	(1)	118,268	359,754	350	(1)	360,104
General and administrative	29,323	(1,326	) (1-3)	27,997	74,010	(3,658	) (1-3)	70,352
Share based compensation (5)	—	4,223	(1)	4,223		12,671	(1)	12,671

Total costs and expenses	390,708	5,844		396,552	1,116,048	23,914		1,139,962

Income from operations	228,303	(7,110)		221,193	543,582	(24,629)		518,953
Interest income and other, net	3,984	(50	) (3)	3,934	12,401	(159	) (3)	12,242

Income before income taxes	232,287	(7,160)		225,127	555,983	(24,788)		531,195
Provision for income taxes	90,449	(2,585	) (4)	87,864	217,500	(3,474	) (4)	214,026

Net income	$141,838	$(4,575)		$137,263	$338,483	$(21,314)		$317,169

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.78	$(0.02)		$0.76	$1.84	$(0.11)		$1.73

Diluted income per share	$0.77	$(0.03)		$0.74	$1.81	$(0.11)		$1.70

Basic weighted average shares outstanding	181,461	—		181,461	183,857	—		183,857

Diluted weighted average shares outstanding	184,322	38		184,360	187,053	35		187,088

(1), (2), (3), (4)	See above under “Restatement Adjustments” for a detailed summary of adjustments

(5)	Related to the August 27, 2004 conversion of the UPX Online common stock and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

Consolidated Statement of Cash Flows

	Nine Months Ended May 31, 2005
	As Previously
($ in thousands)	Reported	Adjustments		Restated
Cash flows provided by operating activities:
Net income	$338,483	$(21,314	) (1-4)	$317,169
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	—	4,035	(1)	4,035
Share based compensation — conversion of UPX Online stock options	—	12,671	(1)	12,671
Tax benefits of stock options exercised	28,266	(3,110	) (3)	25,156
Depreciation and amortization	39,157	(9,080	) (3)	30,077
Amortization of marketable securities discount and premium, net	3,023	—		3,023
Provision for uncollectible accounts receivable	30,180	9,924	(2)	40,104
Deferred income taxes	17,099	(10,353	) (4)	6,746
Changes in assets and liabilities:
Restricted cash	(162,070)	162,070	(3)	—
Accounts receivable, net	(64,599)	563	(3)	(64,036)
Other assets	(3,181)	—		(3,181)
Accounts payable and accrued liabilities	(26,023)	—		(26,023)
Income taxes payable	29,946	9,990	(4)	39,936
Student deposits	33,480	(12,539	) (3)	20,941
Deferred revenue	7,353	151	(3)	7,504
Other liabilities	9,433	(2,785	) (3)	6,648

Net cash provided by operating activities	280,547	140,223		420,770

Cash flows provided by investing activities:
Additions to property and equipment	(78,095)	9,308	(3)	(68,787)
Purchase of land and buildings related to new headquarters building	(2,660)	—		(2,660)
Purchase of marketable securities including auction rate securities	(85,211)	(262,464	) (3)	(347,675)
Maturities of marketable securities including auction rate securities	455,180	100,394	(3)	555,574
Increase in restricted cash	—	14,760	(3)	14,760
Purchase of other assets	(1,710)	—		(1,710)

Net cash provided by investing activities	287,504	(138,002)		149,502

Cash flows used in financing activities:
Repurchase of Apollo Group Class A common stock	(698,851)	—		(698,851)
Issuance of Apollo Group Class A common stock	43,170	—		43,170

Net cash used in financing activities	(655,681)	—		(655,681)

Currency translation loss	(264)	—		(264)

Net increase (decrease) in cash and cash equivalents	(87,894)	2,221	(1-4)	(85,673)
Cash and cash equivalents, beginning of period	156,669	(6,590	) (1-4)	150,079

Cash and cash equivalents, end of period	$68,775	$(4,369)		$64,406

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$12,576	$—		$12,576
Purchases of property and equipment included in accounts payable	$11,998	$—		$11,998

(1), (2), (3), & (4)	See above under “Restatement Adjustments” for a detailed summary of adjustments

Note 5. Shareholders’ Equity
Treasury Stock
The Board of Directors has authorized the Company to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations, in the open market.
Shares of Apollo Group Class A and University of Phoenix Online (“UPX Online”) common stock repurchased and reissued, and the related total cost, for the three and nine months ended May 31, 2006 are as follows:

				Maximum
	Total # of			Value of Shares
	Shares		Average Price Paid	Available for
(Numbers in thousands, except per share amounts)	Repurchased	Cost	per Share	Repurchase

Treasury stock as of August 31, 2005	8,818	$645,742	$73.24	$51,023
New authorizations			—	300,000
Shares repurchased	4,544	285,915	62.92	(285,915)
Shares reissued	(626)	(43,931)	70.18

Treasury stock as of November 30, 2005	12,736	887,726	69.70	65,108
New authorizations			—	300,000
Shares repurchased	3,548	224,968	63.41	(224,968)
Shares reissued	(487)	(33,420)	68.62

Treasury stock as of February 28, 2006	15,797	$1,079,274	$68.32	140,140
New authorizations	—	—	—
Shares repurchased	81	4,048	—	(4,048)
Shares reissued	(325)	(22,150)	68.23

Treasury stock as of May 31, 2006	15,553	$1,061,172	$68.23	$136,092

Cancellation of Executive Officer Stock Options
On January 11, 2006, Todd S. Nelson, the former Chief Executive Officer and President (“Former CEO”), resigned as a director and an officer of the Company. As part of his Separation Agreement dated January 11, 2006, the Company paid the Former CEO $32.3 million ($18.0 million after-tax) on January 26, 2006, which was primarily in exchange for the cancellation of all of his outstanding vested and unvested stock options. The separation agreement resulted in compensation expense of $26.0 million and a reduction of additional paid in capital of $6.3 million, which represents the fair value of the canceled options.

Note 6. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for Apollo Group Class A common stock is as follows:

	For the Three Months Ended May 31,
	2006			2005
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
				Restated
Basic net income per share	$131,454	172,817	$0.76	$137,263	181,461	$0.76
Effect of dilutive securities:
Stock options	—	1,636	(0.01)	—	2,899	(0.02)

Diluted net income per share	$131,454	174,453	$0.75	$137,263	184,360	$0.74

	For the Nine Months Ended May 31,
	2006			2005
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
				Restated
Basic net income per share	$339,122	174,808	$1.94	$317,169	183,857	$1.73
Effect of dilutive securities:
Stock options	—	1,962	(0.02)	—	3,231	(0.03)

Diluted net income per share	$339,122	176,770	$1.92	$317,169	187,088	$1.70

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended May 31, 2006 and 2005, approximately 3,901,000 and 169,000, respectively, and for the nine months ended May 31, 2006 and 2005, approximately 4,006,000 and 81,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the year, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 7. Share Based Compensation Plans
The Company has three share based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“DSP”), the Long Term Incentive Plan (“LTIP”), and the 2000 Stock Incentive Plan (“2SIP”).
The DSP provided for an annual grant to the Company’s non-employee directors of options to purchase shares of the Company’s Apollo Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.
Under the LTIP, the Company may grant non-qualified stock options, stock appreciation rights, and other share based awards in the Company’s Apollo Group Class A common stock to certain officers, key employees, or directors of the Company. Most of the options granted under the LTIP vest 25% per year over four years. The vesting may be accelerated for certain grants if certain operational goals are met.
Under the 2SIP, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights, and other share based awards in the Company’s Apollo Group Class A common stock to certain officers, key employees, or directors of the Company. Prior to the conversion of UPX Online common stock to Apollo Group Class A common stock, the Company had the ability to also grant non-qualified stock options, incentive stock options, stock appreciation rights, and other share based awards in UPX Online common stock. Any unexercised UPX Online common stock options outstanding as of August 27, 2004, were converted to options to purchase Apollo Group Class A common stock. Most of the options granted under the 2SIP vest 25% per year over four years. The vesting may be accelerated for certain grants if certain operational goals are met.
Under all of the above Plans, the stock option price may not be less than 100% of the fair market value of the common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the LTIP and 2SIP), the Company is authorized to grant up to 30.8 million shares of common stock under these Plans. As of May 31, 2006, approximately 4.7 million authorized and unissued shares of common stock are reserved for issuance under the LTIP and the 2SIP.
     Apollo Group Class A Stock Options
A summary of the activity and changes related to stock options to purchase Apollo Group Class A common stock granted under the DSP, the LTIP and the 2SIP is as follows:

Summary of Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Total	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value ($) (1)
($ in thousands, except per share amounts)
Outstanding as of August 31, 2005	8,716	$38.30
Granted	1,837	64.06
Exercised	(1,326)	14.90
Forfeited, canceled or expired	(1,713)	60.91

Outstanding as of May 31, 2006	7,514	43.41	5.46	$119,930

Vested or expected to vest as of May 31, 2006	7,214	42.52	5.38	119,807

Exercisable as of May 31, 2006	5,101	34.27	4.69	114,990

Available for issuance as of May 31, 2006	4,665

(1)	Aggregate intrisic value represents the value of the Company’s closing stock price on May 31, 2006 ($52.31) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of May 31, 2006, there was approximately $36.0 million of total unrecognized share based compensation cost related to unvested share based awards granted under the Company’s share based compensation plans. The Company expects that this compensation will be recognized through the fiscal year ended August 31, 2010.
The following table summarizes information related to the stock options outstanding and exercisable as of May 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Options	Life	Price	Options	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(options in thousands)
$6.50 to $14.84	1,845	3.46	$10.07	1,735	$10.04
$17.65 to$41.92	1,854	4.88	29.72	1,824	29.54
$43.43 to $63.79	2,229	6.91	62.09	707	60.48
$64.07 to $80.71	1,542	6.55	71.51	791	71.90
$88.29 to $91.00	44	3.01	88.30	44	88.30

$6.50 to $91.00	7,514	5.46	43.41	5,101	34.27

The following table summarizes information related to stock options exercised for the three and nine months ended May 31, 2006 and 2005:

Summary of Exercises
	For the Three Months Ended		For the Nine Months Ended
(in thousands)	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Amounts related to options exercised:
Intrinsic value realized by optionee	$10,580	$11,924	$57,176	$112,959
Actual tax benefit realized by Company for tax deductions	4,490	4,672	19,194	34,281
The Company issues shares of treasury stock upon exercise of stock options.
     Adoption of SFAS 123(R) on September 1, 2005
The table below outlines the effects on share based compensation expense for the three and nine months ended May 31, 2006, as a result of adopting SFAS 123(R):

	For the Three	For the Nine
	Months Ended	Months Ended
	May 31, 2006	May 31, 2006
(Numbers in thousands, except per share amounts)
Instructional costs and services	$4,756	$8,706
Selling and promotional	665	1,251
General and administrative	1,364	8,095

Share based compensation expense included in operating expenses	6,785	18,052
Tax effect on share based compensation	(2,688)	(7,150)

Share based compensation expense, net of tax	$4,097	$10,902

     SFAS 123(R) Assumptions
Fair Value — The Company uses the Black-Scholes-Merton option pricing model (“BSM”) to estimate the fair value of its options as of the grant dates using the following weighted average assumptions:

	For the Three
	Months Ended	For the Nine Months Ended
	May 31, 2006	May 31, 2006	May 31, 2005
			Restated
Expected volatility	32.8%	34.1%	30.2%
Expected life (years)	4.5	5.7	3.9
Risk-free interest rate	4.9%	4.4%	3.4%
Dividend yield	0.0%	0.0%	0.0%
The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the three and nine months ended May 31, 2006 were $13.08 per share and $29.96 per share, respectively. There were no options granted for the three month period ended May 31, 2005.
Expected Volatility — The Company uses an average of its historical volatility and the implied volatility of long-lived call options to estimate expected volatility consistent with SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), the Company had used an estimate based on its historical volatility for purposes of its pro forma disclosure.
Expected Life (years) — Beginning on September 1, 2005, the expected life was determined taking into account both the contractual term of the option and the effects of employees’ expected exercise. Where applicable, the expected life has been determined using the simplified method pursuant to SAB 107. Prior to September 1, 2005, the expected life was determined based on an analysis of historical exercise behavior and management judgment.
Risk-Free Interest Rate — The Company uses the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.
Dividend Yield — The dividend yield assumption is based on the fact that the Company has not historically paid dividends and does not expect to pay dividends in the future.
Forfeitures - Forfeitures are estimated at the time of grant based on historical forfeiture activity adjusted for any known nonrecurring activity. Management estimates are trued up at the end of each vesting period if actual forfeitures differ from those estimates.
Expected Vesting Period - The Company amortizes the share based compensation expense, net of forfeitures, over the expected vesting period using the accelerated recognition method for pre-September 1, 2005 grants and the straight-line method for awards with only service conditions and the accelerated recognition method for awards with performance conditions for post-September 1, 2005 grants in accordance with SFAS 123(R).
Pro forma Disclosures under SFAS 123 prior to September 1, 2005
Prior to fiscal year 2006, the Company accounted for stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and nine months ended May 31, 2005. For purposes of the pro forma disclosure, under SFAS 123, the fair value of the options is estimated using the BSM and the expense is amortized over the options’ vesting periods, and forfeitures are accounted for as they occur.

	For the Three	For the Nine
	Months Ended	Months Ended
	May 31, 2005	May 31, 2005
($ in thousands, except per share amounts)	Restated
Net income	$137,263	$317,169
Add:
Share based compensation expense — intrinsic value as reported under APB 25: UPX online converted options, net of tax	2,544	7,632
Share based compensation expense — intrinsic value as reported under APB 25: all other options, net of tax	801	2,430
Deduct:
Share based compensation expense — fair value as determined under SFAS 123: all options, net of tax	(5,683)	(18,454)

Pro forma net income	$134,925	$308,777

Earnings per share:
Basic	$0.76	$1.73
Basic — pro forma	$0.74	$1.68
Diluted	$0.74	$1.70
Diluted — pro forma	$0.73	$1.65
Note 8. Commitments and Contingencies
The Company is subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee related matters and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount is material.

Internal Revenue Service Audit
On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by the Company, including deductions claimed under IRC Section 162(m). In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $40.3 million as of May 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. The Company does not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.
Income Tax Related Matters – Section 409A
The revised measurement dates for certain stock options discussed above may result in adverse tax consequences to holders of those options under IRC Section 409A. Section 409A was enacted in 2004 to impose certain restrictions on deferred compensation arrangements, including limitations on the subsequent distribution of deferred amounts. Deferred compensation for this purpose is defined very broadly and, as a result, includes in that definition, options granted at a discounted exercise price, to the extent those options vest after December 31, 2004 (“409A Affected Options”). Therefore, the revised measurement dates for the options discussed above could subject the options that vest after calendar year 2004 to treatment as 409A Affected Options. Each holder of a 409A Affected Option would recognize taxable income on the option spread at the time of vesting (or, for 409A Affected Options exercised in calendar years 2006 or 2007, at the time of exercise) and would incur, in addition to regular income taxes, an additional 20% penalty tax on such spread and interest. Similar penalty taxes could apply under state tax laws. We are subject to certain reporting and withholding obligations with respect to the taxable income on the option spread.
          (1) Unexercised 409A Affected Options
Section 16 Officers: In December 2006, the Company entered into irrevocable written agreements with each of its Section 16 Officers and certain Former Section 16 Officers, holding 409A Affected Options pursuant to which those options were to be brought into compliance with Section 409A, and thereby would avoid the adverse tax consequences summarized above, through either of the following alternatives: (a) amendment of the option to increase the exercise price to the market price per share of the Company’s Class A common stock on the revised measurement date or (b) the optionee’s commitment to exercise the option (to the extent in the money) during the 2007 calendar year prior to its contractual expiration date. Generally, these amendments will be treated as a modification of the option under SFAS 123(R). However, in this circumstance, there are no accounting consequences under SFAS 123(R).
Non-Section 16 Officers: An offer to amend the 409A Affected Options held by non-Section 16 Officers to increase the exercise price to the market price per share of the underlying Class A common stock on the revised measurement date cannot be made until after the Annual Report on Form 10-K and all other delinquent filings are filed with the SEC. In order to avoid adverse taxation under Section 409A, this amendment must be made on or before the earlier of (i) December 31, 2007 or (ii) the exercise of the 409A Affected Options during the 2007 calendar year. The Company anticipates that it will commence such an offer after the filing of the Annual Report on Form 10-K and all other delinquent filings.
As part of the offer and amendment process under IRC Section 409A, the Company may provide bonuses to the holders of the amended options to compensate them for the resulting increase in their stock option exercise price. However, the Company has not yet made a decision to implement a bonus program to compensate either the Section 16 Officers or the non-Section 16 Officers resulting from the increased exercise prices. A decision to compensate for increased prices through a bonus would represent a modification to the grant and would result in accounting consequences under SFAS 123(R).
          (2) Exercised 409A Affected Options
In February 2007, the Company elected to participate in a program announced by the Internal Revenue Service in Notice 2007-30, which pertains to 409A Affected Options exercised by non-Section 16 Officers during the calendar year 2006 and which allows the Company to pay the penalty tax and interest due to the related measurement date changes that would otherwise be payable by the option holders who exercised the 409A Affected Options. The payment of the tax penalty and interest on behalf of the option holders in 2007 will result in additional taxable income to the option holders. As such, the Company will pay on behalf of or reimburse the option holders for applicable payroll and income taxes related to the additional income, as well as provide a gross up for any tax consequences of the penalty tax and interest reimbursement it makes. The Company recorded a pre-tax liability in the second quarter of 2007 for compensation expense under this program totaling approximately $2.6 million.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation and other proceedings that fall outside the scope of ordinary and routine litigation incidental to the Company’s business.
Pending Litigation
Incentive Compensation Qui Tam Action
On August 29, 2003, the Company was notified that a qui tam action had been filed against it on March 7, 2003, in the U.S. District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensates its employees; on or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court; on April 23, 2007, the U.S. Supreme Court denied UPX’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004 settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. In addition, the Company has filed a Motion to Dismiss based on the availability of an alternative remedy; this Motion is currently pending. Discovery has not yet commenced in the District Court. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Santa Teresa Qui Tam Action
On July 27, 2005, the Company received a subpoena from the U.S. Department of Education, Office of the Inspector General, requiring that the Company produce documents relating to enrollment and financial aid activities at the Santa Teresa campus during the period January 1, 2000 to August 31, 2004. Subsequently, an Assistant U.S. Attorney informed the Company that the subpoena was part of an investigation being conducted by the government for the purpose of determining whether or not the government would intervene in a qui tam lawsuit. On August 23, 2006, the DOJ filed a Notice of Election to Decline Intervention in this qui tam lawsuit, which had been filed in the U.S. District Court for the Western District of Texas. On or about December 8, 2006, the relators in this qui tam lawsuit served the Company with the complaint. On January 29, 2007, the relators filed a Motion to Dismiss Without Prejudice to the United States, which requested that the court dismiss the action with prejudice as to the relators but without prejudice as to the United States. The United States consented to the dismissal without prejudice as to the United States. On February 2, 2007, the court granted the relators’ motion. This action has not had and will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Axia Qui Tam Action
On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the DOJ filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Sanders Class Action
On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et al v. University of Phoenix, Inc. et al, Case No. 03CC00430. Plaintiff, a former academic advisor with UPX, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of eight hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiffs’ counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiffs’ motion to certify the class was continued by the court and scheduled for a hearing in August 2006. A motion for summary judgment was filed on May 15, 2006, on behalf of UPX and Apollo Group, Inc. On August 23, 2006, the court issued an order and denied Clark’s motion to certify the class. On October 24, 2006, the court granted UPX’s and Apollo Group Inc.’s motion for summary judgment. In November 2006, Clark agreed not to appeal the court’s ruling in exchange for a waiver of costs. This action has not had and will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.
Sekuk Class Action
On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Exchange Act, by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007, and reply briefs are due to be filed no later than June 8, 2007. The summary judgment motions are scheduled to be heard on September 4, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Alaska Electrical Pension Fund Derivative Action
Three shareholder derivative suits are pending in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. As with any derivative action, an independent committee of the Board of Directors of the Company will need to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. These derivative complaints were filed on or around September 5 and 19, 2006 and November 11, 2006 after the Company announced the formation of the Special Committee and the commencement of its investigation, and the Company has moved the Court to stay these actions pending the conclusion of the Special Committee’s investigation and review of plaintiffs’ claims. On December 4, 2006, the Court issued an order in the case captioned Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, stating that the Company’s motion to stay the proceedings would be granted upon notice that Hedy F. Govenar had been replaced on the Special Committee by another board member who was not a party to the case. Effective December 8, 2006, K. Sue Redman has replaced Hedy F. Govenar as a member of the Special Committee. As of March 13, 2007, James R. Reis joined the special committee in place of Daniel D. Diethelm. Now that the Special Committee has concluded its factual findings, the Special Committee has been charged to analyze, in light of the investigation, whether the pursuit of these shareholder derivative cases would be in the Company’s best interest. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

EEOC v. UPX
On September 25, 2006, the Equal Employment Opportunity Commission (“EEOC”) filed a Title VII action against UPX captioned Equal Employment Opportunity Commission v. UPX, No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified individuals and an asserted class of unidentified individuals who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter Day Saints. The Complaint also alleges that the identified individuals were retaliated against after complaining about the alleged discrimination. The EEOC did not serve its Complaint on UPX until November 21, 2006. UPX answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. The parties are currently engaged in initial discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Barnett Derivative Action
On April 24, 2006, Larry Barnett filed a complaint derivatively on behalf of the Company. The lawsuit was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. On October 10, 2006, plaintiff filed a First Amended Complaint adding allegations of stock option backdating. The complaint names as defendants the Company, John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda Gonzales, Todd Nelson, Laura Palmer Noone, John Norton, John G. Sperling and Peter V. Sperling. The First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and that certain of the individual defendants were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, the Company filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, the Company filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. The Court set an interim case management conference for June 4, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al, Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10 and 21D of the Exchange Act and numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Teamsters Local Union Putative Class Action
On November 2, 2006, a plaintiff filed a class action complaint purporting to represent a class of shareholders who purchased the Company’s stock between November 28, 2001 and October 28, 2006. The complaint alleges that the Company and certain of its current and former directors and officers violated Sections 10(b) and 20(a) and Rule 10b-5 promulgated thereunder of the Securities Exchange Act of 1934 by purportedly failing to disclose alleged deficiencies in the Company’s stock option granting policies and practices. Plaintiff seeks compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. Those motions are pending before the court. The Company has not yet responded to the complaint in this action, but intends to vigorously oppose plaintiffs’ allegations. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Regulatory and Other Legal Matters
U.S. Department of Education Audits
From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General (“OIG”), conducted an audit of UPX for the period September 1, 2002, through March 31, 2004. On August 24, 2005, the OIG issued a final audit report whereby the OIG concluded that UPX had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs and issued certain recommendations. On September 27, 2006, the U.S. Department of Education issued a final audit determination letter regarding disbursing Title IV funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. UPX has complied with the final audit determination letter.
On December 22, 2005, the OIG issued a separate audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings are on-going, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from these actions.
Department of Justice Investigation
On June 19, 2006, the Company received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that the Company provide documents relating to its stock option grants. The Company is cooperating fully with this request.
SEC Informal Inquiry
On June 30, 2006, the Company was notified by letter from the SEC of an informal inquiry and the Commission’s request for the production of documents relating to the Company’s stock option grants. The Company is cooperating fully with this investigation.
Nasdaq Proceeding
Due to the Independent and Internal Reviews and the resulting Restatement, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and the Quarterly Reports on Form 10-Q for the quarters ended November 30, 2006 and February 28, 2007. As a result, the Company received four Nasdaq Staff Determination letters, dated July 11, 2006, November 14, 2006, January 11, 2007 and April 11, 2007, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination, requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) and attended the hearing at which the Company sought appropriate exceptions to the filing requirements from the Panel, pending completion of its delinquent reports. On September 20, 2006, the Panel granted the Company’s request for continued listing of its securities on the Nasdaq Global Select Market, subject to the condition that the Company files this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006 and November 30, 2006 on or before December 29, 2006. On December 14, 2006, the Company informed the Panel that it would not be able to file its delinquent reports by December 29, 2006 and sought a reasonable extension of that date. On December 20, 2006, the Panel denied the Company’s request and notified the Company that it had determined to suspend trading of the Company’s securities on December 29, 2006. The Company appealed this determination, and on December 22, 2006, the Company was informed by the Listing Council that it had determined to call the Panel’s Delisting Decision for review, as contemplated by Marketplace Rule 4807(b), and had also stayed the delisting of the Company’s securities pending further review of the Listing Council. The Company submitted additional information for the Listing Council’s consideration on February 2, 2007. On March 29, 2007, the Panel determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Nasdaq Global Select Market continued listing requirements until May 25, 2007. With the filing of this Report, its

Annual Report on Form 10-K for 2006 and its Quarterly Reports on Form 10-Q for the quarters ended, November 30, 2006 and February 28, 2007, the Company believes it is current with SEC reporting requirements and Nasdaq listing requirements.
Note 9. Segment Reporting
The Company operates exclusively in the educational industry providing higher education. The Company’s five operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, and CFP. UPX and Other Schools segments are composed of educational operations. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation.
Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating all corporate support costs to each segment, as part of a general allocation, but, excludes interest income and certain revenue and unallocated corporate charges. The revenue and corporate charges which are not allocated to UPX or Other School segments are included in the Corporate segment.
The accounting policies of each segment are consistent with those referred to in the summary of significant accounting policies in Note 3. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated upon consolidation.
The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the nine months ended May 31, 2006, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Summary financial information by reportable segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
($ in thousands)		Restated		Restated
Tuition and other revenues, net
UPX	$540,812	$546,206	$1,533,980	$1,501,573
Other Schools	111,862	71,327	317,578	156,077
Corporate	723	212	1,062	1,265

Total tuition and other revenues, net	$653,397	$617,745	$1,852,620	$1,658,915

Income from operations:
UPX	$172,816	$195,511	$469,559	$478,483
Other Schools	29,282	27,933	79,720	46,564
Corporate/Eliminations	(1,022)	(2,251)	(15,237)	(6,094)

	201,076	221,193	534,042	518,953

Reconciling items:
Interest income and other, net	4,437	3,934	12,421	12,242

Income before income taxes	$205,513	$225,127	$546,463	$531,195

Note 10. Subsequent Events
Sale Lease-back Option
On June 20, 2006, the Company entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows the Company to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. The Company anticipates beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, the Company anticipates executing the sale lease-back option. When the sale-leaseback option is exercised, the Company anticipates receiving approximately $170 million in cash for the building and land, and expects to generate a gain on the sale of approximately $20.0-30.0 million. The gain will be deferred over the 12 year term of the lease agreement.
Naming Rights to Glendale, Arizona Sports Complex
On September 22, 2006, the Company entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, the Company is required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.
Insight Schools Acquisition
On October 20, 2006, the Company completed the acquisition of Insight Schools (“Insight”). Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. The Company acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. The Company believes this acquisition allows it to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the acquisition, Goodwill increased by $14.1 million.
Apollo International
Apollo International paid us a return of capital of approximately $100,000 in October 2006.
Stock Option Grants
On June 23, 2006 the Compensation Committee of the Board of Directors approved a Management stock option grant (2,080,000 options) under the Apollo Group, Inc. 2SIP.
On January 12, 2007, the Compensation Committee of the Board of Directors approved a stock option grant (162,600 options) to faculty under the Apollo Group, Inc. 2SIP, which was issued on February 12, 2007.
Changes in Board of Directors Members
On December 8, 2006, Mr. John R. Norton III resigned from the Company’s Board of Directors. Mr. Norton was replaced by Ms. K. Sue Redman as a Director. On January 12, 2007, Mr. James R. Reis joined the Company’s Board of Directors, and on March 9, 2007, Daniel D. Diethelm resigned from the Company’s Board of Directors. As previously reported in a Current Report on Form 8-K filed May 4, 2007, Mr. John M. Blair and Ms. Hedy F. Govenar have also resigned from the Company’s Board of Directors, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports.
Changes in Board of Directors Committees
On December 8, 2006, Ms. Hedy F. Govenar was replaced on the Special Committee by Ms. K. Sue Redman. Ms. Redman was also appointed to the Audit and Compensation Committees, and Mr. Dino J. DeConcini replaced Mr. John R. Norton III as Chairman of the Compensation Committee. On January 12, 2007, Mr. John M. Blair resigned from the Compensation Committee and as Chairman of the Audit Committee. Replacing Mr. Blair as Chair of the Audit Committee was Ms. K. Sue Redman and taking over his position on the Compensation Committee was Mr. George A. Zimmer. As of March 13, 2007, James R. Reis joined as Chairman of the Special Committee in place of Mr. Diethelm. With their resignations, Mr. Blair and Ms. Govenar no longer serve on the Nominating and Governance Committee, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports.
Changes in Management
On September 25, 2006, Dr. William J. Pepicello was promoted to President, University of Phoenix. On November 1, 2006, Ms. Kenda B. Gonzales resigned as Chief Financial Officer and Treasurer of the Company. Ms. Gonzales was replaced by Mr. Joseph L. D’Amico who was appointed Chief Financial Officer on November 14, 2006. On November 5, 2006, Mr. Daniel E. Bachus resigned as Chief Accounting Officer and Controller of the Company and was replaced by Mr. Brian L. Swartz, who was engaged effective December 15, 2006 and appointed Vice President, Corporate Controller, and Chief Accounting Officer on February 6, 2007. On March 31, 2007, Mr. Gregory W. Cappelli entered into an employment contract with the Company and was appointed Executive Vice President, Global Strategy and Assistant to the Executive Chairman. Under the terms of his employment agreement, Mr. Cappelli will be granted 1,000,000 options (subject to an Equalization Grant, as defined) to purchase shares in the Company’s Class A common stock and $5 million in restricted stock units.

Stock Option Plans
On January 12, 2007, the Company’s Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications allowed employees, including officers, terminated on or after November 3, 2006 to exercise their options beyond the normal 90 day post-termination period provided under the 2SIP and their option agreements thereunder. The Company extended the exercise periods of these options because the Company was unable, during the financial statement restatement process, to sell shares of its Class A common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to the Company completing its financial statement restatement process.
As a result of these modifications, the Company recorded a non-cash charge to share based compensation of $12.1 million during the second quarter of 2007. In addition, the modified awards held by employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19, under which, these awards are classified as liabilities and reported in Current portion of Long- Term Liabilities in the Company’s consolidated balance sheets. EITF 00-19 also requires the Company to report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in the Company’s consolidated statements of income. During the second quarter of 2007, the Company recorded an additional expense of $2.8 million as a result of the increase in the fair value of the awards to $14.6 million as of February 28, 2007. The exercise prices of the approximately 475,000 options subject to EITF 00-19 range between $6.50 and $71.23.
On May 15, 2007, holders of the Company’s Class B common stock increased the number of shares reserved for issuance under the 2SIP by 5.0 million shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised for the effects of the Restatement as discussed in Note 4 to the consolidated financial statements included in Item 1 of this Form 10-Q.
This MD&A is intended to help investors understand Apollo Group, Inc., (“the Company,” “Apollo Group,” “Apollo,” or “APOL”) our operations, and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the sections included in our MD&A:
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Results of Independent and Internal Review; Effect of Restatement—a discussion of the results of our Independent Review and Internal Review of our historical practices related to stock option grants and the effects of the Restatement.

•	Executive Summary—a general description of our business and the education industry as well as, key highlights of the current year.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that requires critical judgments and estimates.

•	Results of Operations—an analysis of our results of operations in our consolidated financial statements. We operate in one business sector: education. Except to the extent that differences between our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “objectives,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s 2006 Annual Report on Form 10-K filed concurrently with this 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
Results of Independent and Internal Review; Effect of Restatement
In this Quarterly Report for the quarter ended May 31, 2006, we have restated our consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, and cash flows for the three and nine months ended May 31, 2005. See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1.
As part of the Restatement, we have recorded additional pre-tax share based compensation expense with regard to past stock option grants of approximately $5.6 million and $16.7 million under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for the three and nine months ended May 31, 2005, respectively.
Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the Restatement will not be amended. Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied upon.
Background
In response to comments in a report published by an investment bank on June 8, 2006 that questioned whether we might have backdated stock option grants during its fiscal years ended August 31, 2000 through August 31, 2004, our Board of Directors authorized a Special Committee on June 23, 2006, and authorized it to retain independent legal counsel, who in turn retained forensic accountants, to assist them in conducting the Independent Review of the Company’s historical practices related to stock option grants. In November 2006, with the assistance of outside legal counsel, we began an in-depth Internal Review to ascertain the most likely measurement date of every stock option grant since our initial public offering (“IPO”) during our fiscal year 1994 through September 2006 (the “Internal Review”).
On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board disclosing, among other things, that:
•	“In the accounting of certain stock option grants, the Company did not correctly apply the requirements of APB 25. In certain instances, the Company used a measurement date for option awards that corresponded with the [stated] grant date even though the approvals for those grants as set forth in the operative plans were not obtained until after the reported grant date and the final lists of grantees and award amounts were incomplete at the time of the reported grant date.”

•	“The Company misapplied Internal Revenue Code Section 162(m) with respect to the contemporaneous tax treatment of certain stock option grants and may face significant tax liability for prior years.”

•	“The Company prepared and maintained inaccurate documentation concerning the date that grant award lists were completed and approved.”

•	“The Special Committee has found no direct evidence that the grant date for any of the large Management Grants was selected with the benefit of hindsight. In two instances, though, the price on the grant date is at a relative low point for the Company’s stock, and there is little contemporaneous evidence to establish that the grant was made on the grant date. While there is a possibility that the grant date was retroactively selected, there is insufficient evidence to reach such a conclusion.”

•	“[T]he Special Committee, in connection with its factual findings, reported to the Board that certain former officers took steps that may have been intended to mask failures in the grant approval process with respect to the Company’s financial reporting and payment of taxes. The Special Committee also recently discovered additional evidence that raises questions whether another grant (in addition to the two grants referenced in a previous Form 8-K dated November 6, 2006) may have been retroactively selected by a day, although there is insufficient evidence to reach such a conclusion.”
Based on the Independent Review and the Internal Review, we determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were Management Grants. We determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. We recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three and nine months ended May 31, 2005, the Company recorded pre-tax adjustments to increase share based compensation expense of $5.6 million ($3.6 million after-tax) and $16.7 million ($16.4 million after-tax), respectively. As a result of errors resulting from the use of incorrect measurement dates, we restated previously issued consolidated financial statements (the “Restatement”).
Based on the available documentation and evidence, the following summarizes our understanding of our historical granting process and determination of the most likely measurement dates for our stock option grants.
Historically, we made annual grants of APOL and UPX Online options. We have historically granted stock options to the following groups:
•	Management and other employees (annual grants), including those officers covered by Section 16 of the Securities and Exchange Act of 1934 (“Section 16 Officers”) and other employees;

•	Non-employee directors (the “Director Grants”);

•	Faculty (full- and part-time employees) (the “Faculty Grants”); and

•	Individual employees (new hires, promotions, transfers, etc.) (the “Individual Grants”).
Employee Stock Option Plans
We typically awarded stock options to certain employees (including the Section 16 Officers) on an annual basis. From June 1994 to March 24, 2000, we issued Management Grants pursuant to the Long Term Incentive Plan dated May 13, 1994, as amended on September 22, 1995 (“LTIP”). The LTIP required approval of all grants by the majority of the members of the Compensation Committee. Subsequent to March 24, 2000, we awarded Management Grants pursuant to the 2000 Stock Incentive Plan (“2SIP”). The 2SIP required the approval of all grants by the Compensation Committee or by both the President and CEO. Our former CEO became President of the Company in 1998 and was promoted to President and CEO in August 2001, and he retained both offices until he resigned in January 2006 (the “Former CEO”). The Former CEO had authority to approve the option grants for employees other than himself. Grant approval memoranda (“Approval Memoranda” or “Approval Memorandum”) were signed by the Former CEO or the Compensation Committee for a number of grants to employees.
Our Process for Granting Stock Options
     Management Grants
Our annual Management Grant process followed a similar pattern each year. Generally, near the end of each fiscal year (before the grant date), we began developing a list of grantees. Over a period of time the list was finalized. Once the total number of shares to be issued to each grantee was known, the list was submitted to the Stock Option Manager (“Manager”) in our accounting department.
Over the next few weeks to a few months, changes were made to the list: names were added, shares were adjusted, and underlying vesting goals were developed. We understand that prior to August 2001, most grant dates were selected at Board or Compensation Committee meetings. We understand that beginning in August 2001, the Former CEO generally selected the grant date. The majority of the Management Grants have a 10-year term with 4-year standard vesting. The grants typically contained vesting acceleration provisions based upon meeting certain financial performance goals (e.g., earnings per share, stock price, net income, etc.). Once the list was finalized by the accounting department, the Former CEO communicated his approval, however, no contemporaneous evidence exists to support on what date this occurred. It was then communicated to the Manager that the list could be entered into Equity Edge, our stock option plan administration software.
     Our Use of Equity Edge
We began using Equity Edge in approximately May 1997 and still use it today. Data relating to pre-May 1997 grants was also entered into the system in 1997 for recordkeeping purposes. The date a grant is first entered in Equity Edge is referred to as the “Equity Edge Record Added Date.” After February 2000, the Equity Edge data was then uploaded to an external third-party broker-dealer firm. On each day that activity occurred in Equity Edge, the third-party broker-dealer’s system would automatically download the option grant information into the individual employee brokerage accounts that night. The grantees could then view the options in their brokerage accounts online.

     Approval of Management Grants
Management Grants issued from June 1994 to August 2001 under both the LTIP and the 2SIP required approval by both members of the Compensation Committee. Such approval was mostly documented by Compensation Committee minutes. However, often no list was attached to the minutes. We believe that most grant dates were set at Board or Compensation Committee meetings. Based on a review of past granting practices, the Compensation Committee did not and has not invalidated any grants and we have honored all grants. In 2000, instead of using Compensation Committee minutes, we began using Approval Memoranda to memorialize grants to employees. Beginning in August 2001, an Approval Memorandum was prepared for grants to the Former CEO. At this time, the Former CEO also had the authority to approve the option grants for employees other than himself.
In the course of the Independent Review and the Internal Review, two types of Approval Memoranda were found. We found Approval Memoranda signed by either the Compensation Committee or, beginning in August 2001, signed by the Former CEO approving grants to all employees. These Approval Memoranda, in limited instances, indicate the specific number of shares to be received by each grantee. We also found Approval Memoranda signed by the Compensation Committee for grants to the Former CEO. These Approval Memoranda typically stated the number of shares being granted to the Former CEO.
Although there exists a general lack of documentation surrounding the creation and execution of Approval Memoranda, we understand that Approval Memoranda were created at some point in the grant-making process, and in certain cases, the Approval Memoranda were dated “as of” the date of the grant it was approving, such that in certain cases, the date on the Memorandum contained a date before the actual creation date of the Memorandum. In many instances, the Approval Memorandum was signed by only the Chairman of the Compensation Committee and we lack evidence as to whether all of the grants issued were, in fact, approved by a majority of the members of the Compensation Committee. As a result of the Independent Review and Internal Review, we understand that the Approval Memoranda are not conclusive as to the actual date of approval, but they do reflect that the approval was given and that the grant was authorized. As a result of the review of our past granting practices, we determined the Equity Edge Record Added Date represents the most likely measurement date as to when the terms of the awards were finalized and approved. After the Former CEO resigned in January 2006, to the extent evidence exists of Compensation Committee approval of the final terms of the grant on the original grant date, we used the original grant date.
     Section 16 Officer Grants (Except the Former CEO)
Section 16 Officers received Management Grants according to the same general Management Grant process described above. After August 2002, we filed timely Forms 4 for the Section 16 Officers within two days of a grant. When the list was finalized, grant information was provided to the Manager, who would enter the grant into Equity Edge, which was used to prepare and file the Forms 4. The Section 16 Officers typically took up to but no longer than two days to file the Forms 4. Beginning in August 2001, the Former CEO had the authority to approve the grants to Section 16 Officers. We generally determined the original stated grant date is the most likely measurement date for Section 16 Officer grants after August 2002.
     Former CEO Grants
Under the LTIP and the 2SIP, only the Compensation Committee could approve grants to the Former CEO. While Compensation Committee minutes generally stated approvals for grants, these minutes did not always specify the shares the Former CEO was to receive in the grant. The Former CEO was typically in attendance at the Compensation Committee meetings where the minutes reflect that option grants were discussed and approved. The minutes reflect the Former CEO was excused prior to his compensation being discussed.
The number of APOL options granted to the Former CEO remained the same from 1998 through 2001. From 2001, specific approval for grants to the Former CEO was documented using Approval Memoranda signed by the Chairman of the Compensation Committee. By early 2001, approval was obtained verbally by the Former CEO and was typically later memorialized in an Approval Memorandum. Prior to August 2002, to the extent we were able to determine that evidence of Board or Compensation Committee approval existed, we concluded the original grant date was the most likely measurement date. If we were unable to determine that evidence of approval existed for a grant, we used the Equity Edge Record Added Date as the measurement date.
As discussed above for the Section 16 Officers, after August 2002, the Former CEO began filing Forms 4 with the SEC within two days of a grant. We generally concluded the original stated grant date is the most likely measurement date after August 2002, based on the history of the filing process for Forms 4 after a grant.

     Director Grants
We grant options to non-employee directors on an annual basis. From December 6, 1994 through September 1, 2003, we granted annual Director Grants pursuant to the Apollo Director Stock Plan (“DSP”), which was approved on and effective as of August 5, 1994. The DSP provisions stated that each director received a defined number of stock options on a defined date and price on the date of grant. As a result, we generally concluded that the original stated grant date was the most likely measurement date for Director Grants made under the DSP.
Subsequent to September 1, 2003, the Director Grants were made pursuant to the 2SIP. Forms 4 were prepared in the same manner as the Section 16 Officers discussed above, except that the forms were emailed to the Directors for signatures. As a result, after September 2003, we concluded the original stated grant date is the most likely measurement date based on the history of our granting process for Forms 4.
     Faculty Grants
Each qualifying faculty member was eligible to receive one Faculty Grant per calendar year. Starting in fiscal year 1999, each qualifying faculty member received a fixed number of shares annually. The Faculty Grants were issued to eligible faculty that met certain previously communicated criteria. Faculty Grants were awarded under both the LTIP and 2SIP; however, provisions do not specifically address Faculty Grants. Detailed Faculty Grant information was posted to the Company website and in the Faculty Handbook, including the frequency and timing of the grants for the upcoming year. The strike price per share was to be equal to the closing price on the grant date or the nearest day before the grant date if it fell on a weekend or holiday, pursuant to the plan.
In most cases, grants were entered into Equity Edge by the Manager and then a few days later Human Resources sent a grant email to faculty. After 2000, Faculty Grants are also uploaded nightly to an external third-party broker-dealer’s system and automatically downloaded into the individual employee brokerage accounts that same night.
As a result of the pre-defined criteria, we determined that the original stated grant date was generally the most likely measurement date. In certain instances, we noted that certain faculty met the pre-established criteria but were not included in the appropriate quarterly/semi-annual stated grant. Because they met all the criteria at the stated grant date and had completed an Eligibility Checklist, they should have received an award on that date but were left off due to administrative delay. Therefore, we determined the most likely measurement date was the date of the quarterly/semi-annual grant date in which the award should have been included.
     Individual Grants
We also granted options to certain employees on an ad hoc basis throughout the year for various reasons such as new hire, transfer, promotion, etc. These options were granted pursuant to the LTIP or the 2SIP, and the terms normally matched all terms in the grant agreements used for the Management Grant issued during that same fiscal year. Prior to 2001, all of the information and approvals required to establish a proper measurement date for certain grants were either not documented or we lacked sufficient evidence as to whether such information and approvals were obtained by the originally selected grant date. Beginning in August 2001, the Former CEO picked the grant date and determined the number of shares. We normally did not document these types of option grants in a letter or in the employee’s personnel file. The individuals were notified of their grants either verbally or via an email from Human Resources. Certain grants were documented via an Approval Memorandum signed by the Former CEO after August 2001, as discussed in the Management Grants discussion above.
The grant was entered into Equity Edge following the process described above for Management Grants. We similarly concluded that the Equity Edge Record Added Date is the most likely measurement date for Individual Grants.
Income Tax Related Matters
     Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $40.3 million as of May 31, 2006. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
     Section 409A
The revised measurement dates for certain stock options discussed above may result in adverse tax consequences to holders of those options under IRC Section 409A. Section 409A was enacted in 2004 to impose certain restrictions on deferred compensation arrangements, including limitations on the subsequent distribution of deferred amounts. Deferred compensation for this purpose is defined very broadly and, as a result, includes in that definition, options granted at a discounted exercise price, to the extent those options vest after December 31, 2004 (“409A Affected Options”). Therefore, the revised measurement dates for the options discussed above could subject the options that vest after calendar year 2004 to treatment as 409A Affected Options. Each holder of a 409A Affected Option would recognize taxable income on the option spread at the time of vesting (or, for 409A Affected Options exercised in calendar years 2006 or 2007, at the time of exercise) and would incur, in addition to regular income taxes, an additional 20% penalty tax on such spread and interest. Similar penalty taxes could apply under state tax laws. We are subject to certain reporting and withholding obligations with respect to the taxable income on the option spread.
          (1) Unexercised 409A Affected Options
Section 16 Officers: In December 2006, we entered into irrevocable written agreements with each of our Section 16 Officers and certain Former Section 16 Officers, holding 409A Affected Options pursuant to which those options were to be brought into compliance with Section 409A, and thereby would avoid the adverse tax consequences summarized above, through either of the following alternatives: (a) amendment of the option to increase the exercise price to the market price per share of our Class A common stock on the revised measurement date or (b) the optionee’s commitment to exercise the option (to the extent in the money) during the 2007 calendar year prior to its contractual expiration date. Generally, these amendments will be treated as a modification of the option under SFAS 123(R). However, in this circumstance, there are no accounting consequences under SFAS 123(R).
Non Section 16 Officers: An offer to amend the 409A Affected Options held by non-Section 16 Officers to increase the exercise price to the market price per share of the underlying Class A common stock on the revised measurement date cannot be made until after the Annual Report on Form 10-K and all other delinquent filings are filed with the SEC. In order to avoid adverse taxation under Section 409A, this amendment must be made on or before the earlier of (i) December 31, 2007 or (ii) the exercise of the 409A Affected Options during the 2007 calendar year. We anticipate that we will commence such an offer after the filing of the Annual Report on Form 10-K and all other delinquent filings.
As part of the offer and amendment process under IRC Section 409A, we may provide bonuses to the holders of the amended options to compensate them for the resulting increase in their stock option exercise price. However, we have not yet made a decision to implement a bonus program to compensate either the Section 16 Officers or the non Section 16 Officers resulting from the increased exercise prices. A decision to compensate for increased prices through a bonus would represent a modification to the grant and would result in accounting consequences under SFAS 123(R).
          (2) Exercised 409A Affected Options
In February 2007, we elected to participate in a program announced by the Internal Revenue Service in Notice 2007-30, which pertains to 409A Affected Options exercised by non Section 16 Officers during the calendar year 2006 and which allows us to pay the penalty tax and interest due to the related measurement date changes that would otherwise be payable by the option holders who exercised the 409A Affected Options. The payment of the tax penalty and interest on behalf of the option holders in 2007 will result in additional taxable income to the option holders. As such, we will pay on behalf of or reimburse the option holders for applicable payroll and income taxes related to the additional income, as well as provide a gross up for any tax consequences of the penalty tax and interest reimbursement we make. We recorded a pre-tax liability in the second quarter of 2007 for compensation expense under this program totaling approximately $2.6 million.
Restatement Adjustments
(1) Share Based Compensation - As discussed above, we have restated our financial results to record additional share based compensation expense.
(2) Allowance for Doubtful Accounts - We have concluded that a significant increase in our allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years we did not properly consider available information related to (a) the cumulative differences between actual write-offs and our allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. Accordingly, we have restated our allowances for doubtful accounts for all prior periods presented.
(3) Other Adjustments – We concluded that the accounting for various accounts such as cash, revenue, property and equipment, lease accounting and other investments were not properly recorded in accordance with GAAP. Specifically, the impairment in a venture capital fund investment should have been recorded in an earlier period; cash related to scholarships, grants, and refunds should have been classified as restricted cash and student deposits; different assumptions should have been used in determining the fair value of options; certain share based compensation was improperly amortized amongst quarters; auction rate securities were improperly classified as cash and cash equivalents in certain periods; and certain revenue under tuition discount programs were not properly recorded. Certain of these errors resulted in adjustments to pre-tax expense shown in other adjustments in the table below.
Adjustments to our various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net increase in expense of $1.4 million and $1.8 million for the three and nine months ended May 31, 2005, respectively. Specifically, we determined that the accounting for our tenant improvement allowances was not in accordance with GAAP. As part of the Restatement, the errors in our accounting for the tenant improvement allowances were corrected and certain of our operating leases now have been properly accounted for as capital leases. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the statement of cash flows was omitted. These adjustment amounts are included in Other Adjustments in the table below.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below.
Impact of the Restatement
The financial information presented in this Item 2 has been adjusted to reflect the incremental impact resulting from the Restatement adjustments discussed above, as follows:

Summary of Impact of Restatement Adjustments
						Tax Effect of Adjustments (4)
					Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax

($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)

Fiscal year Thru 2004	$47,951	$12,279	$5,784	$66,014	$(19,317)	$(7,230)	$(26,547)	$10,913	$9,813	$(5,821)	$60,193

Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	$8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575

Fiscal year 2005 - Q3 YTD	$16,706	$9,924	$(1,842)	$24,788	$(6,645)	$(3,215)	$(9,860)	$1,408	$4,978	$(3,474)	$21,314

Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991

(1), (2), (3), & (4)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for a detailed summary of adjustments.

Changes to Controls, Processes and Procedures
Management is committed to remediating the control deficiencies that constitute the material weaknesses described herein by implementing changes to our internal control over financial reporting. For its stock option grants, management has implemented or has plans to implement all of the improvements in internal control over financial reporting suggested as a result of the Independent Review into stock option granting practices. Management plans to continue to implement further changes and improvements during the remainder of the current fiscal year. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of our internal control over financial reporting.
We have implemented a number of significant changes and improvements in our internal control over financial reporting during the first and second quarters of fiscal year 2007. Our President and CFO of the Company have taken responsibility to implement changes and improvements in the internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:
Management
•	We engaged our new Chief Financial Officer on November 14, 2006.

•	We engaged our Corporate Controller effective December 15, 2006, who was subsequently appointed our new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	We hired a new Vice President, Controller of Accounting.

•	We hired a new Vice President of Tax.

•	We appointed a new Stock Option Plan Administrator in January 2007 to work under the supervision of and report to the new Chief Financial Officer.

•	We are conducting a search for an experienced and well qualified individual to serve as our General Counsel.
Outside Legal Counsel; Board of Directors and Committees
•	We considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	We hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	We added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until we are in compliance with our periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2000 Stock Incentive Plan adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.
Policies, Processes, Procedures and Controls
•	We are monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	We have enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance and (iii) the use of third party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly (or annual) reviews and reconciliations related to equity-based compensation award activity and allowance for doubtful accounts activity. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	We have retained third party stock option software administration professionals to assist with the understanding of our stock option administration software and to train our employees that are involved in the stock option administration process.

•	Our Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.
Executive Summary
We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc., all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college level at 99 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia College as of May 31, 2006 was approximately 277,200. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $343.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.5 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18 to 24 year old students is expected to increase 16%. The market for non-traditional education should continue to increase reflecting the rapidly expanding knowledge-based economy. The National Center for Education Statistics projects an increase of 11% in enrollments of persons under age 25 and an increase of 15% in persons age 25 and over during the period of 2004 to 2014.
During 2006, we experienced the following significant events:
1.	Senior Management Changes- three members of our senior management team left Apollo Group. Todd Nelson, our Former President and CEO, Laura Palmer Noone, our former President of UPX, and Bob Carroll, our former Chief Information Officer (“CIO”), were replaced by three very capable and experienced executives: Brian E. Mueller is our new President, Dr. William J. Pepicello is our new President of the University of Phoenix, and Joseph N. Mildenhall is our new CIO. We believe these changes are very positive for our future growth prospects and are confident that individuals will perform well in these roles.

2.	Enrollment and Revenue Growth While Investing in our Business for the Future- Despite the management changes discussed above, we were able to achieve 5.7% average quarterly Degreed Enrollment growth in 2006 versus 2005, which resulted in 11.7% increase in revenue. These increases help fund a significant portion of our investment in product development and marketing and lead generation to ensure our continued growth and viability in the future.

3.	Stock Option Investigation- In response to a report published by an investment bank in June 2006, our Board of Directors established the Special Committee and authorized it to retain independent legal counsel, who in turn, retained forensic accountants, to assist them in conducting the Independent Review. On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board of Directors. The findings and results are discussed elsewhere in this document. With the filing of the Annual Report on Form 10-K and all other delinquent filings with the SEC, we have substantially completed the processes related to the stock option investigation and restatement.

Critical Accounting Policies and Estimates
Please refer to our Form 10-K for the year ended August 31, 2006, filed concurrently with this Form 10-Q.
The following two accounting policies have changed since the fiscal year ended August 31, 2005.
Allowance for Doubtful Accounts
We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we look at the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than our collection of receivables for students who remain in our educational programs. An increase in the amount of return to the lenders and a lower collection rate are factored into the determination of an appropriate allowance amount. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.
Share Based Compensation
On September 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R), which we applied in its adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share based awards issued to employees and directors, based on estimated fair values of the share award on the date of grant. We adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires compensation expense to be recorded for all share based awards granted after September 1, 2005 and for all unvested stock options outstanding as of September 1, 2005. For all unvested options outstanding as of September 1, 2005, the remaining unrecognized compensation expense, based on the fair value as determined under the provisions of SFAS 123, will be recognized as share based compensation in the Consolidated Statements of Income over the remaining vesting period. For share based awards granted subsequent to September 1, 2005, compensation expense is based on the fair value as determined under the provisions of SFAS 123(R) and will be recognized in the Consolidated Statements of Income over the vesting period. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R).
SFAS 123(R) requires us to calculate the fair value of share based awards on the date of grant. We use the BSM to estimate fair value. The BSM requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share based awards, based on both historical information and management judgment regarding market factors and trends. We amortize the share based compensation expense over the period that the awards are expected to vest net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense may be required in future periods.
Included below is the sensitivity associated with our stock option restatement.
In connection with the Restatement, we determined that during the period from June 1994 through September 2006, we applied incorrect measurement dates in our accounting for certain stock options.
Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely measurement dates. We believe the application of this methodology indicated the most likely date when the number of options granted to each employee was approved and the exercise price and number of shares were known with finality. When there was not conclusive documentation or evidence of an earlier date, we believe the best indication of finality and approval is the Equity Edge Record Added Date.
However, we acknowledge that many of the measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant judgment. Because the revised measurement date is subjective, we performed a sensitivity analysis to determine the impact of using alternative measurement dates for certain grants other than the Equity Edge Record Added Date.
We performed the sensitivity analysis to the annual Management and Individual Grants issued under APB 25 for the period June 1994 through August 31, 2005. This sensitivity analysis also included the stock options issued to the Former CEO from June 1994 through

October 2002 (the date when we began filing timely Forms 4) to the extent the Equity Edge Record Added Date was used as the most likely measurement date. To perform the sensitivity analysis, we used the highest and lowest market price of APOL or UPX Online stock for the period from the original grant date to the revised measurement date. For the Management and Individual grants issued under APB 25, the Restatement resulted in a pre-tax increase in share based compensation expense of $52.9 million from the amounts previously reported. The use of the low stock prices during the period from the stated grant date to the revised measurement date instead of the price on the revised measurement date would result in no increase in share-based compensation expense from the amounts previously reported. The use of the high stock prices during the period from the stated grant date to the revised measurement date instead of the price on the revised measurement date would result in a pre-tax increase of $8.9 million from the share based compensation expense reflected in the Restatement.
We believe our methodology, based on the best evidence available, results in the most likely measurement date for our stock option grants.
Results of Operations
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last nine months.
We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative.
Instructional costs and services at UPX, WIU, and the CFP consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative salaries for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, technology spending in support of student systems and depreciation and amortization of property and equipment. UPX and WIU faculty members are primarily contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at IPD consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of IPD’s Client Institutions.
Selling and promotional costs consist primarily of compensation and employee benefits for enrollment counselors, management and support staff, corporate marketing, advertising, production of marketing materials, and other costs related to selling and promotional functions. We expense selling and promotional costs as incurred.
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
Three-Months Ended May 31, 2006 Compared to the Three-Months Ended May 31, 2005
All references to 2005 and 2006 in this section refer to the three-months ended May 31, 2005 and 2006, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

Analysis of Consolidated Statements of Income

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions, except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$653.4	$617.7	100.0%	100.0%	5.8%

Costs and expenses:
Instructional costs and services	284.4	246.1	43.5%	39.8%	15.6%
Selling and promotional	138.2	118.3	21.1%	19.2%	16.8%
General and administrative	29.8	27.9	4.6%	4.5%	6.8%
Share based compensation (2)	—	4.2	0.0%	0.7%	N/A

	452.4	396.5	69.2%	64.2%	14.1%

Income from operations	201.0	221.2	30.8%	35.8%	-9.1%
Interest income and other, net	4.5	4.0	0.7%	0.6%	12.5%

Income before income taxes	205.5	225.2	31.5%	36.4%	-8.7%
Provision for income taxes	74.1	87.9	11.3%	14.2%	-15.7%

Net income	$131.4	$137.3	20.2%	22.2%	-4.3%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

(2)	Share based compensation in 2005 is related to the August 27, 2004 conversion of the UPX Online common stock and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.
Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months
	Ended May 31,
	2006	2005

UPX	82.8%	88.4%
Other Schools	17.1%	11.6%
Corporate	0.1%	0.0%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 5.8% for the three months ended May 31, 2006 primarily due to a 3.3% increase in Degreed Enrollments and selective tuition price increases depending on the geographic area and program. These increases include a 82.8% increase in our lower-tuition associate’s Degree Enrollments for the three months ended May 31, 2006. As of May 31, 2006, 22.9% of our students are Degreed Enrollments in associate’s degree programs compared with 13.0% of our students as of May 31, 2005.
Tuition and other revenues, net at Other Schools increased as a percentage of total revenues in 2006 due to enrollment in associate’s degree programs at Axia College of WIU during 2005. Axia College began offering these programs in September 2004. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 15.6% in 2006 versus 2005. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$98.4	$89.8	15.1%	14.5%	9.6%
Faculty compensation	54.8	52.8	8.4%	8.6%	3.8%
Classroom lease expenses and depreciation	48.6	41.9	7.4%	6.8%	16.0%
Other instructional costs and services	39.8	36.0	6.1%	5.8%	10.6%
Bad debt expense	24.5	14.3	3.7%	2.3%	71.3%
Financial aid processing costs	13.5	10.6	2.1%	1.7%	27.4%
Share based compensation	4.8	0.7	0.7%	0.1%	585.7%

Instructional costs and services	$284.4	$246.1	43.5%	39.8%	15.6%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
Instructional costs and services as a percentage of tuition and other net revenues increased in 2006 versus 2005 due primarily to an increase in bad debt expense and employee compensation and related expenses.
The increase in bad debt expense is the result of increased aged accounts receivable and write-offs as a result of increased student withdrawals and an increase in “Return to Lender” dollars for students who withdraw from UPX or WIU. When a student withdraws from UPX or WIU, we are sometimes required to return a certain portion of any disbursed student financial aid loans to the lender (“Return to Lender” dollars for Title IV recipients). We are generally entitled to collect these funds from the students, but collection on these receivables is significantly lower than receivables for students who remain in our educational programs. During the second half of our fiscal 2004 and the first quarter of 2005, we were required by regulatory authorities to modify our Return to Lender calculations when a student withdraws from UPX or WIU. These changes forced us to return additional dollars to the lenders than had previously been required. We attempt to collect these funds from our students but as a result of the increased “Return to Lender” dollars, our bad debt expense significantly increased in 2005 and 2006.
The increase in employee compensation and related expenses is primarily due to wage adjustments instituted in December 2005 that increased pay principally to entry-level employees.
Selling and Promotional Expenses
Selling and promotional expenses increased by 16.8% in 2006 versus 2005. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Enrollment advisors’ compensation and related expenses	$63.7	$51.2	9.8%	8.3%	24.4%
Advertising	56.9	50.6	8.7%	8.2%	12.5%
Other selling and promotional expenses	16.9	16.4	2.5%	2.7%	3.0%
Share based compensation	0.7	0.1	0.1%	0.0%	600.0%

Selling and promotional expenses	$138.2	$118.3	21.1%	19.2%	16.8%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

Selling and promotional expenses increased as a percentage of revenue in 2006 versus 2005 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness in lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff.
General and Administrative Expenses
General and administrative expenses increased by 6.8% in 2006 versus 2005. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$11.4	$11.5	1.7%	1.9%	-0.9%
Share based compensation	1.4	0.6	0.2%	0.1%	133.3%
Legal, audit, and corporate insurance	4.4	2.5	0.7%	0.4%	76.0%
Administrative space and depreciation	5.7	6.9	0.9%	1.1%	-17.4%
Other general and administrative expenses	6.9	6.4	1.1%	1.0%	7.8%

General and administrative expenses	$29.8	$27.9	4.6%	4.5%	6.8%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
General and administrative expenses as a percentage of tuition and other net revenues were consistent between 2006 and 2005. The slight increase is due primarily to higher legal defense costs associated with class action complaints.
Share Based Compensation — Conversion of UPX Stock Options
The conversion of UPX Online common stock on August 27, 2004, required us to record a share based compensation charge related to the conversion of UPX Online stock options into Apollo Group Class A stock options. As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44” (“EITF 00-23”), we recognized pre-tax share based compensation expense of $4.2 million for the three months ended May 31, 2005.
Interest Income and Other, Net
Net interest income and other increased by $0.5 million 2006 versus 2005. This increase was primarily attributable to higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates partially offset by a decrease in our cash equivalents and marketable securities.
Provision for Income Taxes
Our effective income tax rate decreased to 36.1% in the three months ended May 31, 2006, from 39.0% in the three months ended May 31, 2005, due to a decrease in non-deductible compensation in addition to state taxes due and higher tax-exempt interest income as a percentage of total income.
Nine-Months Ended May 31, 2006 Compared to the Nine-Months Ended May 31, 2005
All references to 2005 and 2006 in this section refer to the nine-months ended May 31, 2005 and 2006, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

Analysis of Consolidated Statements of Income

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$1,852.6	$1,658.9	100.0%	100.0%	11.7%

Costs and expenses:
Instructional costs and services	812.1	696.8	43.8%	42.0%	16.5%
Selling and promotional	390.4	360.1	21.1%	21.7%	8.4%
General and administrative	116.0	70.4	6.3%	4.2%	64.8%
Share based compensation (2)	—	12.7	0.0%	0.8%	N/A

	1,318.5	1,140.0	71.2%	68.7%	15.7%

Income from operations	534.1	518.9	28.8%	31.3%	2.9%
Interest income and other, net	12.4	12.3	0.7%	0.7%	0.8%

Income before income taxes	546.5	531.2	29.5%	32.0%	2.9%
Provision for income taxes	207.4	214.0	11.2%	12.9%	-3.1%

Net income	$339.1	$317.2	18.3%	19.1%	6.9%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

(2)	Share based compensation in 2005 is related to the August 27, 2004 conversion of the UPX Online common stock and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.
Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Nine Months
	Ended May 31,
	2006	2005

UPX	82.8%	90.5%
Other Schools	17.1%	9.4%
Corporate	0.1%	0.1%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 11.7% for the nine months ended May 31, 2006 primarily due to a 5.7% increase in average quarterly Degreed Enrollments, selective tuition price increases depending on the geographic area and program and higher revenues from online course materials. These Degree Enrollments’ increases include a 133.5% average quarterly increase in our lower-tuition associate’s Degree Enrollments for the nine months average ended May 31, 2006.
Tuition and other revenues, net at Other Schools increased as a percentage of total revenues in 2006 due to enrollment in associate’s degree programs at Axia College of WIU during 2005. Axia College began offering these programs in September 2004. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 16.5% in 2006 versus 2005. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$279.2	$253.8	15.1%	15.3%	10.0%
Faculty compensation	157.3	140.7	8.5%	8.5%	11.8%
Classroom lease expenses and depreciation	142.1	124.7	7.6%	7.5%	14.0%
Other instructional costs and services	113.5	104.1	6.1%	6.3%	9.0%
Bad debt expense	72.3	40.2	3.9%	2.4%	79.9%
Financial aid processing costs	39.0	31.3	2.1%	1.9%	24.6%
Share based compensation	8.7	2.0	0.5%	0.1%	335.0%

Instructional costs and services	$812.1	$696.8	43.8%	42.0%	16.5%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
Instructional costs and services as a percentage of tuition and other net revenues increased in 2006 versus 2005 due primarily to increases in bad debt expense.
The increase in bad debt expense is the result of increased aged accounts receivable and write-offs as a result of increased student withdrawals and an increase in “Return to Lender” dollars for students who withdraw from UPX or WIU. When a student withdraws from UPX or WIU, we are sometimes required to return a certain portion of any disbursed student financial aid loans to the lender (“Return to Lender” dollars for Title IV recipients). We are generally entitled to collect these funds from the students, but collection on these receivables is significantly lower than receivables for students who remain in our educational programs. During the second half of our fiscal 2004 and the first quarter of 2005, we were required by regulatory authorities to modify our Return to Lender calculations when a student withdraws from UPX or WIU. These changes forced us to return additional dollars to the lenders than had previously been required. We attempt to collect these funds from our students but as a result of the increased “Return to Lender” dollars, our bad debt expense significantly increased in 2005 and 2006.
Selling and Promotional Expenses
Selling and promotional costs and services increased by 8.4% in 2006 versus 2005. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Enrollment advisors’ compensation and related expenses	$183.1	$151.2	9.9%	9.1%	21.1%
Advertising	162.8	166.5	8.8%	10.1%	-2.2%
Other selling and promotional expenses	43.2	42.1	2.3%	2.5%	2.6%
Share based compensation	1.3	0.3	0.1%	0.0%	333.3%

Selling and promotional expenses	$390.4	$360.1	21.1%	21.7%	8.4%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
Selling and promotional expenses decreased as a percentage of revenue in 2006 versus 2005 primarily due to higher revenues being spread over lower advertising costs. We obtained greater effectiveness from our advertising dollars and as a result we were able to reduce them in 2006 versus 2005. In total, selling and promotional expenses increased $30.3 million, or 8.4%, primarily due to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness in lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff.
General and Administrative Expenses
General and administrative expenses increased by 64.8% in 2006 versus 2005. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$61.2	$31.1	3.3%	1.9%	96.8%
Share based compensation	8.1	1.8	0.4%	0.1%	350.0%
Legal, audit, and corporate insurance	10.0	6.2	0.6%	0.4%	61.3%
Administrative space and depreciation	16.6	14.0	0.9%	0.8%	18.6%
Other general and administrative expenses	20.1	17.3	1.1%	1.0%	16.4%

General and administrative expenses	$116.0	$70.4	6.3%	4.2%	64.8%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
Included in 2006 employee compensation and related expenses are severance expenses related to the Former CEO of $26.0 million. Excluding this amount, general and administrative expenses increased $19.6 million, or 27.8%. This remaining increase is primarily due to:
•	$3.8 million increase in legal, audit, and corporate insurance expenses primarily due to legal defense costs associated with class action complaints;

•	$6.3 million increase in share based compensation charges primarily resulting from the adoption of SFAS 123(R);

•	$2.6 million of increased administrative space and depreciation costs due to higher information technology spending primarily as a result of the opening of a new data center in August 2005; and

•	other increases including increased employee headcount to support our growth in 2006.
Share Based Compensation — Conversion of UPX Stock Options
The conversion of UPX Online common stock on August 27, 2004, required us to record a share based compensation charge related to the conversion of UPX Online stock options into Apollo Group Class A stock options. As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44” (“EITF 00-23”), we recognized pre-tax share based compensation expense of $12.7 million for the nine months ended May 31 2005.
Interest Income and Other, Net
Net interest income and other increased by $0.1 million in 2006 versus 2005. This increase was primarily attributable to higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates.
Provision for Income Taxes
Our effective income tax rate decreased to 37.9% in the nine months ended May 31, 2006, from 40.3 % in the nine months ended May 31, 2005, due to a decrease in non-deductible compensation in addition to state taxes due and higher tax-exempt interest income as a percentage of total income.

Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, possible repurchase of shares, and start-up costs associated with new campuses. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons of whom we are aware of that are reasonably likely to materially affect liquidity or the availability of our requirements for capital during at least the next 12 months.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities decreased $131.5 million, or 28.7%, to $327.1 million as of May 31, 2006 from $458.6 million as of August 31, 2005. Cash and cash equivalents and marketable securities represented 35.8% and 27.6% of our total assets as of August 31, 2005 and May 31, 2006, respectively. The reduction was primarily due to $514.9 million of repurchases of Apollo Group Class A common stock and $78.9 million of capital expenditures, partially offset by cash provided by operating activities of $438.0 million and cash provided by the issuance of Apollo Group Class A common stock of $25.7 million related to employee stock option exercises and employee stock purchases during the period.
Cash Flows
Operating Activities. Operating activities provided $438.0 million in cash for the first nine months of 2006 compared to providing $420.8 million for the same period in 2005. Included below is a summary of our operating cash flows:

	Nine Months Ended May 31,
($ in millions)	2006	2005

Net income	$339.1	$317.2
Non-cash items	113.7	121.8
Changes in certain operating assets and liabilities	(14.9)	(18.2)

Net cash from operating activities	$438.0	$420.8

Our non-cash items primarily consist of the following:

	Nine Months Ended May 31,
	2006	2005
($ in millions)		Restated
Share based compensation	$18.1	$4.0
Share based compensation — conversion of UPX Online stock options	—	12.7
Excess tax benefits from share based compensation	(16.8)	—
Tax benefits of stock options exercised	—	25.2
Depreciation and amortization	48.8	30.1
Provision for uncollectible accounts receivable	72.2	40.1
Other, net	(8.6)	9.7

	$113.7	$121.8

Changes in certain operating assets and liabilities primarily consist of the following:

	Nine Months Ended May 31,
	2006	2005
($ in millions)		Restated
Accounts receivable, net	$(49.1)	$(64.0)
Accounts payable and accrued liabilities	6.6	(26.0)
Income taxes payable	16.1	39.9
Student deposits	12.7	20.9
Deferred revenue	(8.5)	7.5
Other, net	7.3	3.5

	$(14.9)	$(18.2)

Days sales outstanding (“DSO”) in accounts receivable as of May 31, 2006 and 2005, were 31 days and 31 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance.
Investing Activities. Investing activities provided $96.2 million in cash during the first nine months of 2006 compared to $149.5 million in 2005. The 2006 amount primarily includes $78.9 million for capital expenditures, which includes $35.3 million related to the build out of our new corporate headquarters building in Phoenix, Arizona. The 2005 amount includes $71.4 million for capital expenditures.
Financing Activities. Financing activities used $478.8 million of cash during 2006 compared to $655.7 million in 2005. These amounts primarily relate to repurchases of our Class A common stock, net of proceeds from stock option exercises.
The Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations.
Shares of Apollo Group Class A common stock repurchased and reissued, and the related total cost, for the last three and nine months ending May 31, 2006 is as follows:

				Maximum
	Total # of			Value of Shares
	Shares		Average Price Paid	Available for
(Numbers in thousands, except per share amounts)	Repurchased	Cost	per Share	Repurchase

Treasury stock as of August 31, 2005	8,818	$645,742	$73.24	$51,023
New authorizations			—	300,000
Shares repurchased	4,544	285,915	62.92	(285,915)
Shares reissued	(626)	(43,931)	70.18

Treasury stock as of November 30, 2005	12,736	887,726	69.70	65,108
New authorizations			—	300,000
Shares repurchased	3,548	224,968	63.41	(224,968)
Shares reissued	(487)	(33,420)	68.62

Treasury stock as of February 28, 2006	15,797	$1,079,274	$68.32	140,140
New authorizations	—	—	—
Shares repurchased	81	4,048	—	(4,048)
Shares reissued	(325)	(22,150)	68.23

Treasury stock as of May 31, 2006	15,553	$1,061,172	$68.23	$136,092

Contractual Obligations and Other Commercial Commitments
Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed concurrently with this Form 10-Q.
Recent Accounting Pronouncements

On September 1, 2005, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share based awards made to employees and directors, based on estimated fair values of the share award on the date of grant. SFAS 123(R) supersedes our previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 which provided additional guidelines for implementing SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, which should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. We adopted SFAS 154 beginning in the first quarter of fiscal year 2007. There was no impact upon adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, along with a framework for measuring it. It also requires additional disclosure about using fair value to measure assets and liabilities. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods. We are currently evaluating the impact SFAS 157 will have on its financial condition and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently evaluating the impact SFAS 159 will have on its financial condition and results of operations.
In September 2006, the SEC released SEC SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The application of the provisions of SAB 108 is not expected to have a material impact on our financial condition and results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on its financial condition and results of operations.
In June 2006, FASB issued EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 clarified that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the other conditions for recognition under FASB 43 are met. We have not applied this guidance as it does not offer sabbaticals to its faculty or staff.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed concurrently with this Form 10-Q.

Item 4. Controls and Procedures
The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its President (Principal Executive Officer) and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management, under the supervision and with the participation of its President (Principal Executive Officer) and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of the Company’s President (Principal Executive Officer) and CFO, which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure control and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s President (Principal Executive Officer) and CFO.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management performed an evaluation of the effectiveness of disclosure controls and procedures as of May 31, 2006, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In its assessment of the effectiveness of disclosure controls and procedures as of May 31, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.
(i) Control Activities Relating to Stock Option Grants
The Company did not maintain effective controls over its granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123, SFAS 123(R) and their related interpretations. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to the Company’s granting of stock options in the financial statements. These control deficiencies resulted in errors in (i) share based compensation expense, additional paid-in capital, related income tax accounts and weighted averaged diluted shares outstanding and (ii) related financial statement disclosures that resulted in the restatement of the Company’s historical financial statements. Accordingly, management determined that in the aggregate these control deficiencies constitute a material weakness in internal control over financial reporting.
(ii) Control Activities Relating to Accounting for the Allowance for Doubtful Accounts
The Company did not maintain effective controls over its accounting for bad debt expense and the related allowance for doubtful accounts. Specifically, the Company did not properly consider all available historical information as well as current trends in estimating its required bad debt reserve. This control deficiency resulted in errors in bad debt expense and the allowance for doubtful accounts, and related income tax accounts which resulted in a restatement of the Company’s historical financial statements for 2004 through May 31, 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.
(iii) Control Activities Relating to Accounting for Tax Liability Under IRC Section 162(m)
The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $40.3 million as of May 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. Accordingly, management determined that the control deficiency constituted a material weakness in internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weaknesses
Management is committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to the Company’s internal control over financial reporting. For its stock option grants, management has implemented many or has plans to implement all of the improvements in internal control over financial reporting suggested as a result of the Independent Review and Internal Review into stock option granting practices. Management plans to continue to implement further changes and improvements during the remainder of the current fiscal year. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of the Company’s internal control over financial reporting.
As mentioned above, the Company has implemented a number of significant changes and improvements in the Company’s internal control over financial reporting during the first and second quarters of fiscal year 2007. The President and CFO of the Company have taken the responsibility to implement changes and improvements in the Company’s internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:
Management
•	The Company engaged its new Chief Financial Officer on November 14, 2006.

•	The Company engaged its Corporate Controller effective December 15, 2006, who was subsequently appointed its new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	The Company has hired a new Vice President, Controller of Accounting.

•	The Company has hired a new Vice President of Tax.

•	The Company appointed a new Stock Option Plan Administrator in January 2007 to work under the supervision of and report to the new Chief Financial Officer.

•	The Company is conducting a search for an experienced and well-qualified individual to serve as a General Counsel to the Company.
Outside Legal Counsel; Board of Directors and Committees
•	The Company considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	The Company hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	The Company added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until the Company is in compliance with its periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2SIP adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.
Policies, Processes, Procedures and Controls
•	The Company is monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	The Company has enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance, and (iii) the use of third-party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly (or annual) reviews and reconciliations related to equity-based compensation award activity and allowance for doubtful accounts activity. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	The Company has retained third party stock option software administration professionals to assist with the understanding of the Company’s stock option administration software and to train its employees that are involved in the stock option administration process.

•	The Company’s Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 8 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, which is being filed concurrently with this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Apollo Group Class A common stock made by Apollo during the three months ended May 31, 2006.

				Maximum
	Total # of			Value of Shares
	Shares		Average Price Paid	Available for
(Numbers in thousands, except per share amounts)	Repurchased	Cost	per Share	Repurchase

Treasury stock as of February 28, 2006	15,797	$1,079,274	$68.32	$140,141
New authorizations	—	—	—
Shares repurchased	81	4,048	49.99	(4,049)
Shares reissued	(171)	(11,649)	68.23

Treasury stock as of March 31, 2006	15,707	1,071,673	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(150)	(10,199)	68.23

Treasury stock as of April 30, 2006	15,557	1,061,474	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(4)	(302)	68.23

Treasury stock as of May 31, 2006	15,553	$1,061,172	$68.23	$136,092

Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     None.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: May 21, 2007

By: /s/ Joseph L. D’Amico
Joseph L. D’Amico
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

By: /s/ Brian L. Swartz
Brian L. Swartz
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory)

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*