Form 10-K
period 2006-08-31
APOLLO GROUP INC
filed 2007-05-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number: 0-25232

APOLLO GROUP, INC.
(Exact name of Registrant as specified in its charter)

ARIZONA	86-0419443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4615 EAST ELWOOD STREET, PHOENIX, ARIZONA 85040
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (480) 966-5394

Securities registered pursuant to Section 12(b) of the Act:

Apollo Group, Inc. Class A common stock, no par value (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  YES ☐     NO ☑

No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2007 (last day of the Registrant’s most recently completed second quarter), was approximately $6.6 billion.

The number of shares outstanding for each of the Registrant’s classes of common stock as of April 30, 2007 is as follows:

Apollo Group, Inc. Class A common stock, no par value	172,710,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

Documents Incorporated by Reference: None

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “objectives,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” those factors set forth in Item 7 and those factors set forth in other reports that we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Explanatory Note Regarding Restatement and Material Weaknesses

In this Annual Report on Form 10-K for the year ended August 31, 2006 (the “Annual Report”), Apollo Group, Inc. has restated its consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the fiscal years ended August 31, 2005 and 2004 for the effects of errors in accounting for stock options and other items (the “Restatement”). See Note 3, “Restatement of Consolidated Financial Statements” included in Part II, Item 8.

This Annual Report also presents the effects of the Restatement on our “Selected Consolidated Financial Data” in Item 6 for our fiscal years ended August 31, 2005, 2004, 2003 and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for our fiscal years ended August 31, 2005 and 2004.

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

Based on the Independent Review and the Internal Review, the Company determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax) in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. This incremental share based compensation expense results in cumulative decrease to pre-tax income of $21.1 million ($34.2 million after-tax) for the years ended August 31, 2002 through 2005.

During the year ended August 31, 2006, the Company concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write-offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from University of Phoenix, Inc. (“UPX”) or Western International University, Inc. (“WIU”). When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its collection of receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented. This error resulted in adjustments to pre-tax bad debt expense in the amounts of $11.7 million ($7.1 million after-tax) and $4.1 million ($2.5 million after-tax) for the fiscal years ended 2005 and 2004, respectively.

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

The footnotes to the Company’s previously issued financial statements for the years ended August 31, 2005 and 2004, disclosed pro forma net income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). This pro forma disclosure also included additional pre-tax errors not related to the measurement date changes in the amount of $19.8 million ($11.9 million after tax) and $123.5 million ($74.4 million after tax) for the fiscal years ended August 31, 2005 and August 31, 2004, respectively. These errors arose from the misapplication of SFAS 123 to the Company’s University of Phoenix Online (“UPX Online”) stock options which were converted to APOL stock options. Specifically, the Company’s footnote disclosure understated pro forma net income because it erroneously included deductions for pro forma share based compensation based on the intrinsic value of the converted options as computed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), rather than the fair value of the converted options as computed under SFAS 123.

Management has determined that the Company did not maintain effective control over (i) the granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123 and SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), (ii) the recording of allowance for doubtful accounts, (iii) the recording of impairments for goodwill and (iv) the deduction of compensation expenses under Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). The control deficiencies identified constituted material weaknesses in internal control over financial reporting as of August 31, 2006. See Item 9A, “Controls and Procedures,” for a description of these material weaknesses.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the Restatement will not be amended. Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied upon.

PART I

Item 1 — Business

Overview

Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc., all of which are wholly-owned subsidiaries of the Company. The Company offers innovative and distinctive educational programs and services from high school through college-level at 99 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia College as of August 31, 2006, was approximately 282,300. In addition, students are enrolled in WIU, CFP and IPD Client Institutions (as defined below), and additional non-degreed students are enrolled in UPX. See Customers/Students in Item 1 of this Report. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).

UPX is accredited by The Higher Learning Commission (“The HLC”) and has been a member of the North Central Association of Colleges and Schools since 1978. UPX has successfully replicated its teaching/learning model while maintaining educational quality at 75 local campuses and 123 learning centers in 37 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico. In Canada, we operate under Canadian subsidiary corporations. UPX also offers its educational programs worldwide through its computerized educational delivery system. UPX has customized computer programs for student tracking, marketing, faculty recruitment and training and academic quality management. These computer programs are intended to provide uniformity among UPX’s campuses and learning centers, which enhances UPX’s ability to expand into new markets while still maintaining academic quality. UPX’s tuition revenues represented approximately 84% of the Company’s consolidated revenues for the year ended August 31, 2006. Axia College, which has been a part of UPX since March 2006 (previously it was part of WIU), offers associate’s degrees in business, criminal justice, general studies, health administration and information technology worldwide through its computerized educational delivery system. Axia College is designed for students with little or no college experience and offers small classes of less than 20 students and dedicated faculty who are specially trained in facilitating the online learning experience.

WIU is accredited by The HLC and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint educational agreements with educational institutions in China and India.

IPD provides program development and management consulting services to regionally accredited private colleges and universities (“Client Institutions”) that are interested in expanding or developing their programs for working students. These services typically include degree program design, curriculum development, market research, student recruitment, accounting and administrative services. IPD provides these services at 22 campuses and 36 learning centers in 24 states in exchange for a contractual share of the tuition revenues generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years with provisions for renewal. IPD typically works with institutions that:

•	are interested in developing or expanding degree programs for working students;

•	recognize that working students require a different teaching/learning model than the typical 18- to 24-year-old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working students in their market.

CFP, located near Denver, Colorado, provides financial planning education programs, including the Certified Financial Planner Professional Education Programtm Certification, as well as regionally accredited graduate degree programs in financial planning, financial analysis and finance. CFP also offers some of its non-degree programs at UPX campuses.

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

We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group	www.apollogrp.edu
• UPX	www.phoenix.edu
• IPD	www.ipd.org
• WIU	www.wintu.edu
• Axia College	www.axia.phoenix.edu
• CFP	www.cffp.edu

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2006, 2005, 2004, 2003 and 2002 relate to the fiscal years ended August 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Industry Background

The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $343.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.5 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18- to 24-year-old students is expected to increase 16%. The market for non-traditional education should continue to increase reflecting the rapidly expanding knowledge-based economy. The National Center for Educational Statistics projects an increase of 11% in enrollments of persons under age 25 and an increase of 15% in persons age 25 and over during the period of 2004 to 2014.

Many working students seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working students to attend classes and complete coursework on a more convenient schedule than traditional universities. Many universities and institutions offering technology-based education do not effectively address the unique requirements of working students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and the market segment remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time, tenured faculty;

•	physically configured library facilities and related full-time staff;

•	dormitories, student unions and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and related laboratories, staff and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The academic year generally runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time resident, 18- to 24-year-old student, it limits the educational opportunity for working students who must delay their education for up to four months during these spring, summer and winter breaks.

•	Traditional universities and colleges may also be limited in their ability to market to, or provide the necessary customer service for, working students because they require the development of additional administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which has made access to public education more restrictive than ever.

We believe that our track record for enrollment and revenue growth is attributable to our offering comprehensive services combining quality educational content, teaching resources and customer service with formats that are accessible and easy to use for students as well as corporate clients. We maintain a single-minded focus on providing quality education to serve the needs of working students.

Our Offerings

Our over 30-year history as a provider of higher education for working students enables us to provide students with quality education and responsive customer service. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality and providing a high level of support services to students that allows our institutions to offer the following:

•	Accredited Degree Programs. UPX, WIU and the graduate programs at CFP are accredited by The HLC of the North Central Association of Colleges and Schools. While IPD itself is not accredited, this regional accreditor or one of the other regional accrediting associations accredits the Client Institutions of IPD at their respective levels.

•	Experienced Faculty Resources. All of our faculty must possess either a master’s or doctoral degree. On average, UPX faculty have 16 years of experience in the field in which they instruct. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students and a teaching mentorship with a more experienced faculty member. Classes are designed to be small and engaging. Faculty members are also required to be accessible to students by maintaining online office hours.

•	Current and Relevant Standardized Programs. Faculty content experts design curriculum for the majority of programs at our institutions. This enables us to offer current and relevant standardized programs to our students. We also utilize institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive and affective skills of our students upon registration and upon conclusion of the program and also survey students two years after graduation in order to assess the quality of the education they received.

•	Benefits to Employers. The employers of students enrolled at our institutions often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Classes are taught by faculty members who emphasize the skills desired by employers. In addition, the class time flexibility further benefits employers since it avoids conflict with their employees’ work schedules.

Strategy

Our primary mission is to strengthen our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our stakeholders: students, employees, and investors. Our primary focus is providing the highest quality educational product and services for our students in order for them to maximize the benefits of their educational experience. A superior educational experience, combined with engaged and energized faculty and employees, should, in turn, enable our owners to achieve strong returns on their capital over time.

In light of the changes in our senior management team in 2006, we have committed to a strategic plan to best ensure the effective deployment of our resources and our capital. An outline of the plan is presented below which, we believe, is consistent with our stated mission of providing strong returns for all of our stakeholders.

•	Maximize the value of our core existing operations. This is our number one strategic goal over the next several years. This includes enhancing and expanding our current product offerings, improving student success rates, and maximizing the leverage of our existing infrastructure. We believe that we can increase our leading market position and produce solid top- and bottom-line organic growth through formalizing and sharing best practices in instruction, curriculum, and student support across our existing learning platforms. In addition, we will continue to explore new degree offerings and complementary programs.

•	Explore opportunities to expand our footprint into attractive and rapidly growing international markets. We believe that there is a growing need for high quality postsecondary education in several key geographies around the world, including China, Latin America and India, and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We intend to explore quality opportunities to partner with and/or acquire existing institutions of higher learning where we can best position ourselves for longer-term attractive growth and value creation by leveraging our more than 30 years of domestic experience to enhance the quality, delivery and student outcomes.

•	Leverage our existing infrastructure to expand our virtual high school platform as we seek public school charter recognition in those 21 states currently allowing virtual charter schools. We intend to further expand the platform into the remaining states through a private school model over time.

•	Employ a disciplined approach to our capital structure and redeployment of our excess cash flow. We will continue to invest capital in our high-return core domestic business, explore strategic and value creating global acquisition opportunities, and enhance our shareholder value.

•	Improve our performance as a responsible corporate citizen by contributing to our many local communities and supporting environmentally sound business practices.

Our goal over time is to generate mid- to-high single-digit domestic revenue growth and low double-digit operating income and free cash flow growth.

Teaching/Learning Model

The teaching/learning models used by UPX, IPD Client Institutions and WIU were designed specifically to meet the educational needs of working students. The models are structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Students attend weekly classes. In addition at UPX (excluding Axia College), students also meet weekly as part of a three- to five-person learning team. Learning team sessions are an integral part of each UPX course. They facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects and develop communication and teamwork skills. Courses are designed to facilitate the application of knowledge and skills to the workplace and are taught by faculty members who possess advanced degrees and have professional experience in business, industry, government, or other professions. In this way, faculty members are able to share their professional knowledge and skills with the students.

Components of our teaching/learning models include:

Curriculum	Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	In order to teach at UPX, faculty applicants must have earned a master’s or doctoral degree from a regionally accredited institution and have recent professional experience in a field related to the subject matter they seek to instruct. All faculty applicants participate in a rigorous selection and training process.

Active Learning Environment	Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a Learning Resource Services research librarian, and use them at a high rate.

Sequential Enrollment	UPX students are enrolled in five- to eight-week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attentions and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. Axia College students are enrolled in nine week courses and are offered in pairs to complement each other. In Axia College, courses rotate their emphasis; one week they will emphasize reading and discussion, while the following week they will emphasize a work project.

Academic Quality	The Academic Quality Management System at UPX was designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which measures student growth in both cognitive (subject matter) and affective (educational, personal and professional values) skills.

Structural Components of Teaching/Learning Model

While students over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. UPX, WIU and IPD Client Institutions acknowledge the differences in educational needs between working students and traditional students and provide programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.

The educational literature suggests that working students require a different teaching/learning model than that designed for traditional students. Working students seek accessibility, curriculum consistency, time- and cost-effectiveness and learning that has immediate application to the workplace.

The facilitating elements of our teaching/learning models include:

Accessibility	Academic programs that may be accessed through a variety of delivery modes (campus-based, electronically delivered, or a blend of both) that make the educational programs accessible and even portable, regardless of where the students work and live.

Instructional Costs	While the majority of the faculty members at most accredited colleges and universities are employed full-time in the winter and fall semesters, our faculty comprises both full-time and part time practitioner faculty. Many faculty members also work full-time in the fields in which they teach.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	Substantially all of UPX’s students are employed full-time. The average UPX student has been employed full-time for 13 years. Our focus on working, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This relationship facilitates sensitivity to the needs and perceptions of employers and helps to generate and sustain diverse sources of revenues.

CFP currently offers text-based instructor-led and self-study programs for students preparing for the Certified Financial Planner certification and for students seeking further education in financial services, including master of science degrees in financial planning, financial analysis and finance. CFP has modularized the learning content for these programs to position them for alternative delivery formats, including but not limited to classroom and online modalities. With the exception of the master’s degrees, these same programs are offered in a classroom-based format through UPX campuses, as well as independent classroom providers and online-based formats. Most of CFP’s students are employed, and approximately 75% have a bachelor’s degree or higher. CFP’s programs are developed internally by 10 full-time faculty members. With the exception of the master’s programs, these programs are primarily self-study, non-degree programs that require only moderate faculty involvement in the actual delivery of the programs.

WIU’s teaching/learning model has similar characteristics to the teaching/learning model used by UPX and IPD Client Institutions, including the use of part-time practitioner faculty, standardized curriculum, computerized learning resources and leased facilities. WIU’s faculty consists of 13 part-time department chairs and 278 part-time faculty. WIU’s faculty are working professionals, possess earned master’s or doctoral degrees, and participate in a selection and training process that is similar to that used at UPX.

Degree Programs and Services

UPX Programs.  The following is a list of the degree programs and related areas of specialization that UPX offers:

Associate of Arts

•	Business

•	Accounting
•	Business
•	General Studies

•	Education

•	Paraprofessional Education

•	Health Care

•	Health Administration

•	Social & Behavioral Science

•	Criminal Justice

•	Technology

•	Information Technology
•	Information Technology/Networking
•	Information Technology/Visual Communication

Undergraduate Bachelor of Science

•	Business

•	Accounting
•	Administration
•	Communications

•	e-Business
•	Finance
•	Global Business Management
•	Hospitality Management
•	Information Systems
•	Integrated Supply Chain & Operations Management
•	Management
•	Marketing
•	Organizational Innovation
•	Public Administration
•	Retail Management
•	Science in Management

•	Education

•	Education/Elementary Teacher Education

•	Health Care

•	Health Administration
•	Health Administration/Health Information Systems
•	Health Administration/Long-Term Care
•	Licensed Practical Nurse to Bachelor of Science in Nursing
•	RN to Bachelor of Science in Nursing

•	Social & Behavioral Science

•	Criminal Justice Administration
•	Human Services
•	Human Services/Management
•	Organizational Security & Management
•	Psychology

•	Technology

•	Information Technology
•	Information Technology/Information System Security
•	Information Technology/Multimedia and Visual Communication
•	Information Technology/Software Engineering

Graduate

•	Business

•	Master of Business Administration

•	Accounting
•	e-Business
•	Global Management
•	Global Management (Spanish)
•	Human Resources Management
•	Marketing
•	Public Administration
•	Technology Management

•	Master of Business Administration (Spanish)
•	Master of Management

•	Human Resources Management
•	Public Administration

•	Education Master of Arts

•	Specialization in Curriculum and Instruction
•	Specialization in Curriculum and Instruction — Adult Education and Training
•	Specialization in Curriculum and Instruction — Computer Education
•	Specialization in Curriculum and Instruction — English as a Second Language
•	Specialization in Early Childhood Education

•	Specialization in Teacher Education for Elementary Licensure
•	Specialization in Teacher Education for Secondary Licensure
•	Administration and Supervision
•	Adult Education and Training
•	Curriculum and Instruction — English and Language Arts Education
•	Curriculum and Instruction — Mathematics Education
•	Early Childhood Education
•	Elementary Education/Early Childhood Specialization
•	Elementary Education/Middle Level Specialization
•	Elementary Teacher Education
•	Secondary Education/Middle Level Specialization
•	Secondary Teacher Education
•	Special Education

•	Health Care

•	Master of Business Administration/Health Care Management
•	Master of Health Administration

•	Gerontology
•	Health Care Education
•	Health Care Informatics

•	Master of Science in Nursing

•	Master of Business Administration/Health Care Management Bridge
•	Master of Health Administration
•	Bridge (from undergraduate program)
•	Family Nurse Practitioner Bridge
•	Health Care Education Bridge
•	Master of Business Administration/Health Care Management
•	Master of Health Administration
•	Nurse Practitioner Fast Track
•	Nurse Practitioner Fast Track Bridge
•	Nursing/Health Care Education Bridge
•	RN to MSN or MSN/FNP Bridge BSN Equivalency Requirement

•	Social & Behavioral Science

•	Master of Science in Counseling

•	Community Counseling
•	Marriage and Family Counseling
•	Marriage and Family Therapy
•	Marriage, Family and Child Therapy
•	Mental Health Counseling
•	School Counseling

•	Master of Science in Psychology
•	Master of Science/Administration of Justice and Security

•	Technology

•	Master of Business Administration/Technology Management
•	Master of Information Systems
•	Master of Information Systems/Management

Doctorate

•	Business

•	Business Administration
•	Management in Organizational Leadership

•	Education

•	Education in Educational Leadership

•	Education in Educational Leadership with a Specialization in Curriculum and Instruction
•	Education in Educational Leadership/Educational Technology

•	Health Care

•	Health Administration

•	Technology

•	Management in Organizational Leadership with a Specialization in Information Systems and Technology

Undergraduate students may demonstrate and document college-level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning (“CAEL”), for the potential award of credit. The average number of credits awarded to the approximately 5,000 UPX undergraduate students who utilized the process in 2006 was 5 credits of the 120 required to graduate with a bachelor’s degree. CAEL reports that over 300 regionally accredited colleges and universities are members of CAEL and currently accept credits awarded for college-level learning gained through experience.

IPD Services.  Though not an accredited educational facility itself, IPD contracts individually with regionally accredited private colleges and universities (its “Client Institutions”) to provide any or all of the various services listed below:

•	conducting market research;

•	assisting with curriculum development;

•	developing and executing marketing strategies;

•	marketing and recruiting of students;

•	performing student accounting and account receivable management;

•	recommending operational and administrative infrastructures;

•	offering faculty development and training;

•	developing and implementing financial accounting and management systems;

•	assessing the future needs of adult students;

•	assisting in developing additional degree programs suitable for the adult higher education market;

•	assisting in seeking approval from the respective regional accrediting association for new programs;

•	training of adult program staff;

•	conducting systems reviews for program quality improvements; and

•	consulting in areas related to regional accreditation and state licensure.

In consideration for its services, IPD receives a contractual share of tuition revenues, which are negotiated with each Client Institution.

In order to facilitate the sharing of information related to the operations of their respective programs, IPD, its Client Institutions and UPX formed the Consortium for the Advancement of Adult Higher Education. This consortium shares best practices in adult higher education. Conference topics include outcomes assessment, educational technology, leadership and continuous process improvement. IPD assisted programs also include a limited number of general education courses and certificate programs.

CFP Programs.  CFP currently offers master of science degree programs with majors in financial planning, financial analysis and finance. The financial planning major focuses on the fundamentals of financial planning and meets the educational requirement of the CFP Board of Standards, Inc. for taking the CFP® Certification Examination. The financial analysis major incorporates the Certified Financial Analyst® (“CFA”) Body of Knowledge learning objectives offered by the CFA Institute and helps prepare students for the CFA examinations.

CFP currently offers the following designation programs:

•	Accredited Asset Management SpecialistSM

•	Accredited Wealth Management AdvisorSM

•	Registered ParaplannerSM (Foundations in Financial Planning)

•	Chartered Mutual Fund CounselorSM

•	Chartered Retirement Plans SpecialistSM

•	Chartered Retirement Planning CounselorSM

WIU Programs.  WIU currently offers the following degree programs:

Undergraduate Degree Programs

•	Associate of Arts in Business
•	Bachelor of Arts

•	Behavioral Science
•	Human Resource Management
•	Bachelor of Science
•	Accounting
•	Business (Minors available in Accounting, Administration of Justice, E-Business, Finance, Human Resource Management, Information Technology, International Business, Management, Marketing, Public Administration, Supply Chain Management and Health Administration)
•	Business Administration
•	Information Technology
•	International Business
•	Management

Graduate Degree Programs

•	Master of Arts in Innovative Leadership
•	Master of Business Administration

•	Finance
•	Information Technology
•	International Business
•	Management
•	Marketing
•	Information Systems Engineering
•	Public Administration

Professional Studies — Certificate Programs

•	Post-Bachelor Accountancy Certificate

WIU also offers professional studies programs in Accountancy.

Distance Education

Our distance education components consist primarily of the following:

UPX Online.  UPX Online uses a proprietary Online Learning System for class delivery. Online classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have an experience that is consistent with their ground campus counterparts. Convenience is enhanced by asynchronous and mobile communication. All class materials are delivered electronically.

The teaching/learning model is based upon a philosophy that balances cognitive and affective strategies. The cognitive strategy includes content that is relevant and supports outcome-driven objectives. An assessment plan is used to determine student learning and provide information to make improvements to the curriculum. The affective strategy includes facilitation by trained instructors, collaboration through learning team assignments in upper division courses, online student services, proactive academic counseling, tutoring in selected courses, and class discussion that creates a peer social context. The learning outcomes balance theoretical knowledge and practical application of those concepts. Practitioner faculty facilitate learning by providing explanation and work experience examples as they relate to the course topics and objectives.

CFP.  Business and investment professionals who require continuing professional education as part of their professional certification or for employment requirements may complete individual courses online utilizing most Internet browsers. These programs are mostly short courses designed to focus on important and emerging topics relevant to the students’ trades or professions. The students interact primarily with our Web-based software programs with little or no faculty involvement.

Distance education is currently subject to certain regulatory constraints. See Item 1, “Business — Federal Financial Aid Programs — Restrictions on Distance Education Programs” and “Business — State Authorization.”

Customers/Students

The following is a breakdown of our Degreed Enrollment information for UPX and Axia College (rounded to the nearest hundred):

	Number and Percentage of Students per Degree Program
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

November 30, 2003	3,200	1.6%	139,200	67.9%	61,300	29.9%	1,400	0.7%	205,100	100.0%
February 29, 2004	3,700	1.7%	146,700	67.9%	63,800	29.6%	1,700	0.8%	215,900	100.0%
May 31, 2004	4,300	1.9%	154,300	68.5%	64,700	28.7%	2,100	0.9%	225,400	100.0%
August 31, 2004	4,000	1.7%	164,500	69.0%	67,600	28.4%	2,300	1.0%	238,400	100.0%
November 30, 2004	13,500	5.4%	162,500	65.5%	69,700	28.1%	2,500	1.0%	248,200	100.0%
February 28, 2005	23,400	9.1%	160,000	62.4%	70,400	27.5%	2,600	1.0%	256,400	100.0%
May 31, 2005	34,800	13.0%	161,600	60.2%	69,200	25.8%	2,800	1.0%	268,400	100.0%
August 31, 2005	41,700	15.4%	157,800	58.1%	68,900	25.4%	3,000	1.1%	271,400	100.0%
November 30, 2005	49,000	18.2%	149,200	55.4%	68,000	25.2%	3,200	1.2%	269,400	100.0%
February 28, 2006	54,900	20.3%	145,500	53.7%	66,700	24.6%	3,700	1.4%	270,800	100.0%
May 31, 2006	63,600	22.9%	145,200	52.4%	64,500	23.3%	3,900	1.4%	277,200	100.0%
August 31, 2006	74,000	26.2%	140,700	49.8%	63,400	22.5%	4,200	1.5%	282,300	100.0%

Degreed Enrollments represent individual students enrolled in our degree programs at UPX and Axia College that attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).

In recent years, the Company has experienced its greatest growth in its associate’s degree programs. This is due to the fact that UPX has expanded its degree program offerings such that students who were previously enrolled in bachelor’s degree programs are now frequently enrolled in associate’s degree programs.

Based on surveys of incoming students during 2006, the average age of UPX’s students is the early thirties, and approximately 62% are women and 38% are men. We have a diverse student population; as of August 31, 2006, our student population is composed of the following racial/ethnic groups:

Race/Ethnicity	% of Students

African-American	22.9%
Asian/Pacific Islander	4.8%
Caucasian	54.7%
Hispanic	12.6%
Native American/Alaskan	1.2%
Other/Unknown	3.8%

100.0%

We believe that the demographics of students enrolled in IPD Client Institutions are similar to those of UPX. The approximate age percentage distribution of incoming UPX students is as follows:

Age	% of Students

22 and under	7.7%
23 to 29	32.4%
30 to 39	33.4%
40 to 49	19.2%
50 and over	7.3%

100.0%

We also work closely with businesses and governmental agencies to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers’ offices or on-site at select military bases. UPX has also formed educational partnerships with various corporations to provide programs specifically designed for their employees.

We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

Marketing

To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

Internet Marketing.  We advertise extensively on the Internet using search placements, banners and other advertisements on targeted sites, such as education portals. We also benefit from non-paid Internet referrals, including leads directed to our domain names as a result of Web searches using Internet search engines. We believe these prospective students are more likely to enroll because these prospects are actively seeking information about our programs.

Direct Mail.  Direct mail is effective at reaching the working population that expresses interest in training, education and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, Criminal Justice and Nursing. We currently purchase education-related mailing lists from numerous suppliers that specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

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

TV Campaign.  In January 2007, we began employing various schedules for network cable and locally and nationally for a brand awareness campaign to supplement our other advertising activities.

Stadium Naming Rights.  We obtained the naming rights on the University of Phoenix Stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits to enhance our brand awareness locally and nationally.

Re-Marketing.  Re-marketing efforts include direct mail, telephone and e-mail sent to existing leads in our database. Re-marketing is an important part of our marketing campaign because of our growing database of qualified prospects and their changing needs for education programs.

Referrals.  Referrals continue to be an important source of new students, including those from employers, co-workers, current students, alumni, family members and friends.

Competition

The higher education market is highly fragmented and competitive with no private or public institution enjoying a significant market share. We compete primarily with four-year and two-year degree-granting public and private regionally accredited colleges and universities. Many of these colleges and universities enroll working students in addition to the traditional 18- to 24-year-old students. We expect that these colleges and universities will continue to modify their existing programs to serve working students more effectively. In addition, many colleges and universities have announced various distance education initiatives.

We believe that the competitive factors in the higher education market include the following:

•	reliable and high-quality products and services;

•	qualified and experienced faculty;

•	the ability to provide easy and convenient access to programs and classes;

•	cost of the program;

•	reputation of programs, classes and services; and

•	the time necessary to earn a degree.

In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key vendors.

Employees

As of August 31, 2006, we had the following numbers of employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)		Total

Apollo Group Corporate(2)	658	10	—		668
UPX	11,699	117	22,975	(3)	34,791
IPD	442	8	—	(4)	450
CFP	75	2	29	(5)	106
WIU	110	—	291	(3)	401

Total	12,984	137	23,295		36,416

(1)	Includes both full-time and part-time faculty.

(2)	Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

(3)	Consists of faculty contracted on a course-by-course basis who have instructed a course during FY 2006.

(4)	Faculty are employed by IPD Client Institutions.

(5)	Consist primarily of faculty involved in curriculum development and the instructional design process.

We consider our relations with our employees to be good.

Regulatory Environment

The Higher Education Act of 1965, as reauthorized (the “Higher Education Act”), and the related regulations govern all higher education institutions participating in Title IV programs. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following:

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

New or revised interpretations of regulatory requirements could have a material adverse effect on the Company. In addition, changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities and costs of doing business of UPX and WIU. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations by UPX or WIU could have a material adverse effect on the Company. See Item 1A — “Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.”

Accreditation

UPX, WIU and CFP are covered by regional accreditation, which provides the following:

•	recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;

•	qualification to participate in Title IV programs; and

•	qualification for authorization in certain states.

Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six senior regional accrediting associations, representatives of each region in which a regionally accredited institution operates may participate in the evaluations for reaffirmation of accreditation of which the North Central Association of Colleges and Schools is a member.

UPX was granted accreditation by The HLC in 1978. UPX’s accreditation was reaffirmed in 1982, 1987, 1992, 1997 and 2002. The next comprehensive evaluation visit by The HLC is scheduled to be conducted in 2012. This 10-year period is the maximum period of reaffirmation granted by The HLC and reflects their confidence in UPX.

CFP received initial accreditation from The HLC of the North Central Association of Colleges and Schools in November 1994, three years prior to its acquisition by the Company. Such accreditation was based upon CFP’s offering the Master of Science degree in Personal Financial Planning. In 2003, The HLC extended approval to CFP to offer Master of Science degrees in Financial Analysis and Finance. All Master of Science programs are offered through online, instructor-led distance learning technology. CFP’s accreditation was reaffirmed in 1998 and 2004. The next reaffirmation visit is scheduled in 2011.

WIU was accredited by The HLC prior to the acquisition by the Company, and the accreditation was reaffirmed in 1998 and 2005. WIU’s next reaffirmation visit will occur in 2012.

Programs offered by IPD Client Institutions are evaluated by the Client Institutions’ respective regional accrediting associations either as part of a reaffirmation visit or a focused evaluation visit.

UPX’s Bachelor of Science in Nursing program received program accreditation from the National League for Nursing Accrediting Commission in 1989. The Master of Science in Nursing program earned the National League for Nursing Accrediting Commission accreditation in 1996. In 2000, both the Bachelor of Science in Nursing and the Master of Science in Nursing programs received reaccreditation status from the National League for Nursing Accreditation Commission. In September 2005, both nursing degree programs received the full five-year initial accreditation status from the Commission on Collegiate Nursing Education. At the time that the two degree programs were accredited by the Commission on Collegiate Nursing Education, UPX elected not to renew its accreditation with the National League for Nursing Accrediting Commission.

UPX’s Master of Counseling in Community Counseling degree received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs (“CACREP”) in 1995, and the accreditation was reaffirmed in 2002. The next reaffirmation visit is expected in 2010. UPX’s Master of Counseling in Mental Health Counseling received initial accreditation from CACREP for its Utah campus in 2001, and the next reaffirmation visit is expected in 2008.

UPX received approval from The HLC to offer its first doctoral-level program in 1998. The first students were enrolled in the Doctor of Management in Organizational Leadership program beginning in 1999. Additionally, in 2002, UPX received approval from The HLC to offer three new doctoral programs: Doctor of Business Administration, Doctor of Education in Educational Leadership and Doctor of Health Administration. All of the doctoral programs are offered via distance learning technology with annual residencies in Phoenix and other domestic or select international locations.

The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

Commission on Collegiate Nursing Education
One Dupont Circle, NW, Suite 530
Washington, DC 20036
(202) 887-6791

CACREP
5999 Stevenson Avenue
Alexandria, VA 22304
(703) 823-9800 ext. 301

State Authorization

UPX is authorized to operate in the 37 states where it has a physical presence. UPX has held these authorizations for periods ranging from less than one year to over 25 years. UPX has also been approved to operate in Alabama, Alaska, Delaware, Montana and South Dakota, but does not yet have a physical presence in these states. An application for approval to operate in New York has been submitted and is awaiting approval.

All regionally accredited institutions, including UPX, are required to be evaluated separately for authorization to operate in Puerto Rico. UPX obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

UPX is registered and accredited by British Columbia’s Private Career Training Institutions Agency, the successor to the Private Post-Secondary Education Commission, which originally granted accreditation. UPX operates in Alberta pursuant to approval granted by Alberta Advanced Education.

In Mexico, the UPX subsidiary operates as the Instituto de Estudios Superiores de Phoenix and, in addition to the Instituto’s degrees, UPX grants degrees to Instituto graduates pursuant to an articulation agreement between UPX and the Instituto. The Instituto de Estudios Superiores de Phoenix has received accreditation from the Ministry of Education and Culture for the State of Chihuahua, Mexico and operates a campus in Juarez, Mexico pursuant to that authority.

CFP is currently authorized to operate in Colorado and does not require authorization for its self-study programs that are offered worldwide.

WIU is currently authorized to operate in Arizona.

IPD Client Institutions possess authorization to operate in all states in which they maintain a physical presence, which are subject to renewal.

Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. UPX has obtained licensure in these states.

Admissions Standards

To gain admission to undergraduate programs at UPX, students must have a high school diploma or General Equivalency Diploma (“GED”) and satisfy employment requirements, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language (“TOEFL”) or Test of English for International Communication (“TOEIC”). Non-U.S. citizens attending a campus located in the United States are required to hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs may petition to be admitted on a provisional status if they do not meet certain criteria requirements. Some programs have work requirements (e.g., nursing) that state that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.

To gain admission to undergraduate programs at WIU, students generally must have a high school diploma or GED and satisfy certain minimum grade point average and employment requirements, if applicable for their field of study. Additional requirements may apply to individual programs. Students already in undergraduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

To gain admission to graduate programs at UPX, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, have relevant work and employment experience, if applicable for their field of study, have taken and passed the TOEFL/TOEIC requirements, if the applicant’s native language is not English, and, for applicants who are not U.S. citizens and are attending a campus located in the United States, hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students in graduate programs may be admitted on provisional status if they do not meet grade point average admission requirements.

To gain admission to graduate programs at WIU, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average, work experience and employment requirements, if applicable for their field of study. Additional requirements may apply to individual programs. Students in graduate programs may petition to be admitted on provisional status if they do not meet certain admission requirements.

To gain admission to doctoral programs at UPX, students generally must have a master’s degree from a regionally accredited college or university, be currently employed in a professional position with three years of professional experience, have three letters of recommendation from professional associates who are able to assess the candidate’s leadership skills and potential for success and have a laptop and a membership in a research library. Applicants whose native language is not English must also have a minimum TOEFL score of 213 or a minimum Berlitz® score of 550.

Federal Financial Aid Programs

Programs

Aid under the Title IV programs is awarded every academic year on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending an educational institution and the amount the family can reasonably expect to contribute to that cost. The amount of financial aid awarded per academic year is based on many factors, including, but not limited to, student program of study, student grade level, federal annual loan limits and expected family contribution. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education.

The Company collected approximately 62% of its 2006 revenues from receipt of Title IV funds.

Students at UPX and WIU may receive grants and loans to fund their education under the following Title IV programs:

•	Federal Pell Grant (“Pell Grant”) program;

•	Academic Competitiveness Grant (“ACG”) program;

•	National Science and Mathematics Access to Retain Talent Grant (“National SMART Grant”) program;

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”) program;

•	Federal Stafford Loan (“Stafford Loan”) program;

•	Federal PLUS Loan (“PLUS Loan”) program; and

•	Federal Perkins Loan (“Perkins Loan”) program;

Pell Grants are generally awarded based on need only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. Pell Grants represent 8.6% of the Company’s Title IV funding.

ACG awards became available for the first time for the 2006-07 academic year for first-year students who graduated from high school after January 1, 2006 and for second-year students who graduated from high school after January 1, 2005. An ACG award will provide up to $750 for the first year of undergraduate study and up to $1,300 for the second year of undergraduate study to students who are U.S. citizens and eligible for a Pell Grant, and who have successfully completed a rigorous high school program, as determined by the state or local education agency and recognized by the Secretary of Education. Second-year students must also have maintained a cumulative grade point average (“GPA”) of at least 3.0 (on a 4.0 scale). Unlike loans, ACG awards do not have to be repaid. ACG awards represent a small portion of the Company’s Title IV funding.

A National SMART Grant award will provide up to $4,000 for each of the third and fourth years of undergraduate study to students who are U.S. citizens, eligible for a Pell Grant, and majoring in physical, life or computer sciences, mathematics, technology or engineering or a foreign language deemed critical to national security. The U.S. Department of Education will publish a list of eligible majors using the Classification of Instruction Program codes developed by the National Center for Education Statistics. The student must also have maintained a cumulative GPA of at least 3.0 in coursework required for the major. Unlike loans, National SMART Grants do not have to be repaid. National SMART Grants represent a small portion of the Company’s Title IV funding.

FSEOG awards are designed to supplement Pell Grants for the neediest students. The availability of FSEOG awards is limited by the amount of those funds allocated to the institution under a federal formula. UPX and WIU are required to contribute 25% of all FSEOG awards, with such funds to come from institutional grants, scholarships and other eligible funds and, in certain states, portions of state-funded student assistance programs. Unlike loans, FSEOG awards do not have to be repaid. FSEOG awards represent a small portion of the Company’s Title IV funding.

Stafford Loans are the most significant source of federal student aid and are low interest, need-based federally guaranteed loans made by a private lender. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of Stafford Loans: (a) subsidized Stafford Loans, which are based on the federal formula calculation of student need, and (b) unsubsidized Stafford Loans, which can be used for costs in excess of calculated need. Neither Stafford Loan is based on creditworthiness. The Federal Government pays the interest on subsidized Stafford Loans while the student is enrolled in school; the borrower is responsible for the interest on unsubsidized Stafford Loans regardless of school attendance. The student has the option to defer payment on the principal and interest while enrolled in school. A dependent student may be eligible to borrow up to the annual limit of unsubsidized loan if the parent is unable to obtain a PLUS Loan. Repayment on Stafford Loans begins six months after the date the student ceases enrollment. The loan may be paid back to the lender over the course of up to 10 years or longer. Both graduate and undergraduate students may apply for Stafford Loans. For graduate student borrowers, UPX is one of the lenders that can be selected by the student; UPX offers this service as part of the federal “school-as-lender” program. After allowable administrative expenses, proceeds from the school-as-lender program are awarded to UPX students as need-based grants. Stafford Loans represent 90% of the Company’s Title IV funding.

The PLUS Loan is a low interest non-need-based federal loan made by a private lender that is based on creditworthiness. The borrower on this loan is one or both parents of a dependent student, or a graduate student. Borrowers under the PLUS Loan program are eligible to borrow up to the cost of attendance less estimated financial assistance from other federal loan programs. PLUS Loans represent a small portion of the Company’s Title IV funding.

A Perkins Loan is a low-interest loan for both undergraduate and graduate students showing exceptional financial need. UPX is the lender for the loan, and the loan must be repaid to UPX. The loan is made with government funds with a share contributed by the school. Perkins Loans represent a small portion of the Company’s Title IV funding.

Regulatory Requirements

All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on June 30, 2007.

To be eligible to participate in Title IV programs, an educational institution must meet three minimal requirements:

•	Maintain accreditation by an accrediting agency recognized by the U.S. Department of Education;

•	Maintain applicable state authorization to operate; and

•	Maintain certification with the U.S. Department of Education to participate in Title IV programs.

UPX and WIU currently meet all three requirements. In addition, as eligible institutions, UPX and WIU must maintain compliance with Title IV regulatory requirements. The most significant requirements are summarized below:

Eligibility and Certification Procedures.  The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. UPX was recertified in June 2003 and its current certification for the Title IV programs expires in June 2007. In March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education. WIU was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

Student Loan Defaults.  To remain eligible to participate in Title IV programs, educational institutions must maintain a student loan cohort default rate below 25% for three consecutive years and below 40% for any given year to remain eligible to participate in Title IV programs. In addition, if its student loan default rate equals or exceeds 10%, the educational institution must delay for 30 days the release of federal student loan proceeds for first time borrowers and permanently loses the ability to participate in the “school-as-lender” program as part of the Stafford Loan program, among other penalties. In 2004, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all proprietary higher education institutions was 8.6%. UPX and WIU students’ cohort default rates for the federal student loan programs for 2004 as reported by the U.S. Department of Education were 7.5% and 5.6%, respectively.

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

Standards of Financial Responsibility.  Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. As of August 31, 2006, UPX’s and WIU’s composite scores were 2.9 and 3.0, respectively. On February 16, 2007, the U.S. Department of Education granted UPX and WIU an extension to May 31, 2007 to submit annual audited financial statements.

Limits on Title IV Program Funds.  The Title IV regulations define the types of educational programs offered by an institution that qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year, as defined by the U.S. Department of Education. An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credit hours. Most of UPX’s and WIU’s degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credit hours and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of corporate training programs and certain certificate and continuing professional education programs. These programs are paid for directly by the students or their employers.

Restricted Cash.  The U.S. Department of Education places restrictions on excess Title IV program funds collected for unbilled tuition and fees transferred to UPX or WIU. If an institution holds excess Title IV program funds with student authorization, the institution must maintain, at all times, cash in its bank account in an amount at least equal to the amount of funds the institution holds for students.

The “90/10 Rule.”  A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes UPX and WIU. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. UPX and WIU are required to calculate this percentage at the end of each fiscal year. UPX’s and WIU’s percentages were 64% and 73%, respectively, for the year ended August 31, 2006.

Compensation of Representatives.  The Higher Education Act prohibits an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Title IV regulations provide safe harbors for activities and arrangements that an institution may carry out without violating the Higher Education Act, which include, but are not limited to, the payment of fixed compensation (annual salary), as long as that compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. UPX and WIU believe that their current methods of compensating enrollment advisors and financial aid staff comply with the Title IV regulations. See Item 3, “Legal Proceedings,” regarding the Incentive Compensation Qui Tam Action case.

Authorizations for New Locations.  UPX, WIU and CFP are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization or for exempting the institution entirely from formal state licensure or approval. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. UPX, WIU and CFP are currently authorized to operate in all states in which they have physical locations.

Although The HLC does not require UPX to obtain their prior approval before it is permitted to expand into new areas in North America and The Netherlands, they do require prior approval before UPX may expand into foreign countries outside of North America and The Netherlands. In addition, The HLC requires WIU and CFP to obtain their prior approval before they are permitted to expand into new states or foreign countries.

Branching and Classroom Locations.  The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by UPX and WIU. The U.S. Department of Education requires that the institution notify the U.S. Department of Education of each location prior to disbursing Title IV program funds to students at that location. UPX and WIU have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV funds to students attending any new location.

Restrictions on Distance Education Programs.  The Title IV regulations provide for differing restrictions on the number of course offerings and students that can be enrolled via distance education depending on the nature of the institution’s program offerings. For institutions whose eligible degree offerings equal or exceed their eligible certificate offerings, the Title IV regulations stipulate that an institution is not eligible to participate in the Title IV programs if: (1) more than 50% of its courses are offered via correspondence courses, or (2) 50% of its courses are offered via distance education (the combination of correspondence and telecommunication offerings). UPX and WIU provide more degree programs than certificate programs, thus the volume of students enrolled via distance education will not impact eligibility status as long as the institution maintains more residential courses than distance education courses. UPX’s and WIU’s percentage of courses offered through distance education were both below 50% during 2006. Effective July 1, 2006, the Higher Education Reconciliation Act eliminated the 50% rules for telecommunications programs.

Change of Ownership or Control.  A change of ownership or control, depending on the type of change, may have significant regulatory consequences for UPX, WIU and CFP. Such a change of ownership or control could trigger recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the evaluation of the accreditation by The HLC.

The U.S. Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require the Company to file a Form 8-K with the SEC, UPX and WIU would cease to be eligible to participate in Title IV programs until recertified by the U.S. Department of Education. Under some circumstances, the U.S. Department of Education may continue the institution’s participation in the Title IV programs on a temporary basis pending completion of the change in ownership approval process. This recertification would not be required, however, if the transfer of ownership and control was made upon a person’s retirement or death and was made either to a member of the person’s immediate family or to a person with an ownership interest in the Company who had been involved in its management for at least two years preceding the transfer. In addition, some states where UPX or WIU is presently licensed have requirements governing change of ownership or control. See Item 1A, “Our Acting Executive Chairman of the Board and his son control 99.9% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders.” Moreover, UPX and WIU are required to report any material change in stock ownership. In the event of a material change in stock ownership, The HLC may seek to evaluate the effect of such a change of stock ownership on UPX’s, CFP’s and WIU’s continuing operations.

U.S. Department of Education Audits.  From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General (“OIG”), conducted an audit of UPX for the period September 1, 2002 through March 31, 2004. On August 24, 2005, the OIG issued a final audit report whereby the OIG concluded that UPX had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs and issued certain recommendations. On September 27, 2006, the U.S. Department of Education issued a final audit determination letter regarding disbursing

Title IV funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. UPX has complied with the final audit determination letter.

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

Other Matters

The Company will make available free of charge on its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s website address is www.apollogrp.edu.

Item 1A —	Risk Factors

You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K. In order to help assess the major risks in our business, we have identified many, but not all, of these risks. Due to the scope of our operations, a wide range of factors could materially affect future developments and performance.

If any events occur that give rise to the following risks, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including our Consolidated Financial Statements and related Notes.

Risks Related to the Use of Incorrect Measurement Dates for Stock Option Grants and the Restatement

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements may result in additional litigation and governmental enforcement actions.

Based on the Independent Review and Internal Review, we determined, and our Audit Committee agrees, that incorrect measurement dates were used for financial accounting purposes for many stock option grants made during the period June 1994 through August 2006. See Explanatory Note immediately preceding Part I, Item 1, “Management’s Discussion and Analysis” in Part II, Item 7, and Note 3 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements. As a result, we have recorded additional share based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have restated certain previously issued financial statements included in this Annual Report on Form 10-K.

The Internal Review, the Independent Review and related activities have required that we incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business and could in the future harm our business, financial condition, results of operations and cash flows.

We believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants. There is a risk we may have to further restate our previously issued financial statements, amend prior filings with the SEC, or take other actions not currently contemplated in connection with any of the other restated

items in this Report or our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007.

Our past stock option practices and the resulting Restatement of previously issued financial statements have resulted in greater risks to the Company associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings,” litigation is now pending in state and federal courts against certain of our current and former directors and executive officers pertaining to allegations relating to stock option grants. We have fully cooperated with the inquiries by the SEC and the Department of Justice (the “DOJ”). We intend to continue full cooperation. No assurance can be given regarding the outcome of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters may be time consuming and expensive and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We did not historically maintain effective controls over our activities related to accounting for tax liability under IRC Section 162(m). The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. Specifically, the Company may have claimed deductions with respect to compensation attributable to the exercise of certain stock options, which may not qualify as performance-based compensation under IRC Section 162(m). As a result of this control deficiency, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). The Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently the Company’s only open years subject to adjustment for federal tax purposes) of approximately $41.1 million as of August 31, 2006. The ultimate amount we will be required to pay to settle all of our tax liabilities for prior years may differ from the amount accrued.

We are subject to the oversight of the SEC and other regulatory agencies, and investigations by those agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.

As a result of this regulation and oversight, we may be subject to legal and administrative proceedings. As discussed in the previous risk factor, we are currently the subject of an ongoing SEC informal inquiry and DOJ investigation related to our historical stock option grant practices. As a result of these investigations and shareholder actions, we have incurred and will continue to incur significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. We have concluded our Internal Review of our stock option grant practices as discussed in the Explanatory Note. The SEC inquiry and DOJ investigation are continuing and until these reviews of our stock option grant practices are complete, we are unable to predict the effect, if any, that these reviews and lawsuits will have on our business and financial condition, results of operations and cash flow. We cannot assure that the SEC and/or DOJ will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the SEC’s and DOJ’s investigations, the derivative causes of actions and class action lawsuits, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.

Material weaknesses in internal control over activities relating to stock option grants, valuation of accounts receivable, valuation of goodwill, and the deduction of certain compensation expenses under IRC Section 162(m) resulted in a restatement of or adjustments to our financial statements, and the transitional changes to our control environment may be insufficient to effectively remediate these deficiencies.

Management has identified four material weaknesses in internal control over financial reporting, and we have restated our audited consolidated financial statements for the years ended August 31, 2005 and 2004, as well as our unaudited consolidated financial statements for the quarters ended November 30, 2005 and February 28, 2006 and all quarters in fiscal year 2005. We have taken steps to remediate these weaknesses by implementing changes to our control environment, including controls over financial reporting and additional steps are planned. Any ineffectiveness of these remedial measures, or a delay in their implementation, could affect the accuracy or timing of our future filings with the SEC or other regulatory authorities. See Item 9A, “Controls and Procedures.”

We had four material weaknesses in internal control over financial reporting that we identified and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

As discussed in the previous risk factor, management has identified four material weaknesses in our internal control over financial reporting. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

Our management, including our President and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Because we did not file our annual report with the SEC for the year ended August 31, 2006, and our quarterly reports for the periods ended May 31, 2006, November 30, 2006 and February 28, 2007 on a timely basis, we may suffer adverse business consequences, including the delisting of our common stock by the Nasdaq Stock Market.

Due to the findings of the Independent Review and Internal Review and resulting Restatement, we did not file any of our periodic reports with the SEC on a timely basis since we last filed our quarterly report on Form 10-Q for the quarter ended February 28, 2006. See Item 3, “Legal Proceedings” for more information. With the filing of this Report and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007, we believe we will be current with SEC reporting requirements and Nasdaq listing requirements. However, if the SEC has comments on these Reports (or other reports that we previously filed) that require us to file amended reports, or if the Nasdaq Listing Council does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain an effective listing of our stock on a national securities exchange. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be adversely affected. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could adversely affect retention of executive management and our business and results of operations.

Risks Related to the Control Over Our Voting Stock

Our Acting Executive Chairman of the Board and his son control 99.9% of our voting stock and control substantially all actions requiring the vote or consent of shareholders.

Dr. John G. Sperling, our Acting Executive Chairman of the Board and Founder, and his son, Peter V. Sperling, who is also one of our directors as well as our Senior Vice President and Secretary, control the John Sperling Voting Stock Trust and the Peter Sperling Voting Stock Trust, which together collectively own 99.9% of our voting securities, Apollo Group Class B common stock. Through their control of these trusts, Dr. Sperling, or Dr. Sperling and Mr. Sperling together, control the election of all members of our Board of Directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Apollo Group Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders, except in certain limited circumstances. In the event of Dr. Sperling’s passing, control of the John Sperling Voting Stock Trust, which holds a majority of the outstanding Apollo Group Class B common stock, will be exercised by a majority of three successor trustees: Mr. Sperling, Terri Bishop and Darby Shupp. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” and Item 1, “Business — Change of Ownership or Control” for more information.

We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of The NASDAQ Stock Market LLC, since more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of Marketplace Rule 4350, including that (a) our Board be composed of a majority of Independent Directors (as defined in Marketplace Rule 4200), (b) the compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (c) nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee comprised solely of independent directors. However, Marketplace Rule 4350(c) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”) and IRC Section 162(m) does require a compensation committee of outside directors (within the meaning of Section 162(m)) to approve stock option grants to executive officers in order for us to be able to deduct the stock option grants as an expense. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have a Compensation Committee and a Nominating and Governance Committee composed of independent directors.

Revised charters for the Compensation, Audit and Nominating and Governance Committees have been approved by the Board of Directors. These charters provide, among other items, that each member must be independent as such term is defined by the applicable rules of The NASDAQ Stock Market LLC and the SEC.

Risks Related to the Highly Regulated Industry in Which We Operate

If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act and related regulations subject UPX and WIU, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”) to significant regulatory scrutiny. We collected approximately 62% of our 2006 revenues from receipt of Title IV funds.

These regulatory requirements cover virtually all phases of our schools’ and programs’ operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education, (2) the accrediting agencies recognized by the U.S. Secretary of Education (the “Secretary of Education”) and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the regulatory agencies could do one or more of the following:

•	Impose monetary fines or penalties;

•	Limit or terminate our operations or ability to grant degrees and diplomas;

•	Restrict or revoke our accreditation, licensure or other approval to operate;

•	Limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	Require repayment of funds received under Title IV programs or state financial aid programs;

•	Require us to post a letter of credit with the U.S. Department of Education;

•	Subject our schools to heightened cash monitoring by the U.S. Department of Education;

•	Transfer us from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

•	Subject us to other civil or criminal penalties; and

•	Subject us to other forms of censure.

Consequently, any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on our business. See “Business — Federal Financial Aid Programs.”

If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs.

UPX and WIU are eligible and certified to participate in Title IV programs. UPX’s current certification for Title IV programs expires in June 2007; WIU’s current certification for Title IV programs expires in June 2009. Both UPX and WIU will seek recertification before their certifications expire; UPX has already initiated its recertification process. Generally, the recertification process includes a review by the U.S. Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The U.S. Department of Education could limit, suspend or terminate an institution for violations of the Higher Education Act or Title IV regulations, and such sanctions could have a material adverse effect on our business. See “Business — Federal Financial Aid Programs.”

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The Higher Education Act has been extended to June 30, 2007, pending completion of the formal reauthorization process. In February 2006, the U.S. Congress enacted the Deficit Reduction Act of 2005, which contained a number of provisions affecting Title IV programs, including some provisions that had been in the Higher Education Act reauthorization bills. The U.S. Congress will either complete its reauthorization of the Higher Education Act or further extend additional provisions of the Higher Education Act. Changes to the Higher Education Act are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the Higher Education Act, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our institutions or students to participate in Title IV programs could have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition and results of operations.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would arrange for alternative sources of financial aid for our students. We cannot assure that one or more private organizations would be willing to provide loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as for Title IV program loans. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks. See “Business — Regulatory Environment.”

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If we lose our eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. In addition, if its student loan default rate equals or exceeds 10%, the educational institution is required to delay for 30 days the release of federal student loan proceeds for first time borrowers and permanently loses the ability to participate in the “school-as-lender” program, among other penalties. If our student loan cohort default rate exceeds 10%, the limitations on our business could have a material adverse impact. See “Business — Federal Financial Aid Programs — Student Loan Defaults.”

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. See “Business — Regulatory Environment.”

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

UPX and WIU are institutionally accredited by The HLC, one of the six regional accrediting agencies recognized by the Secretary of Education. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render our schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on our business. For proposed locations outside of North America, we are also required to obtain the approval of The HLC. See “Business — Accreditation.”

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

UPX and WIU are authorized to operate and to grant degrees or diplomas by the applicable state agency of each state where such authorization is required and where we maintain a campus. In addition, eight states require UPX to obtain separate authorization for the delivery of distance education to residents of those states. Such state authorization is required for the campus located in the state or, in the case of states that require it, for UPX Online to offer post-secondary education and, in either case, for students at the campus or UPX Online to be eligible to participate in Title IV programs. The loss of such authorization would preclude the campus or UPX Online from offering post-secondary education and render students ineligible to participate in Title IV programs at least at those state campus locations or, in states that require it, at UPX Online and could have a material adverse effect on our business. See “Business — State Authorizations.”

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs.

If we fail to maintain “administrative capability” as defined by the U.S. Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate “financial responsibility” under the U.S. Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. See “Business — Federal Financial Aid Programs — Standards of Financial Responsibility and Administrative Capability.”

Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs were too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from federal student financial aid programs in any fiscal year. If we become ineligible to participate in federal student financial aid programs, it would have a material adverse effect on our business. See “Business — Federal Financial Aid Programs — The 90/10 Rule.”

We will be subject to sanctions if we fail to calculate and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and U.S. Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, we may be sanctioned or subject to other adverse actions by the U.S. Department of Education, which could have a material adverse effect on our business. See “Business — Federal Financial Aid Programs.”

We are subject to sanctions if we pay impermissible commissions, bonuses, or other incentive payments to individuals involved in certain recruiting, admission, or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the U.S. Department of Education determined that our compensation practices violated these standards, the U.S. Department of Education could subject us to monetary fines, penalties, or other sanctions. Any substantial fine, penalty, or other sanction could have a material adverse effect on our financial condition, results of operations and cash flows. See “Business — Federal Financial Aid Programs — Compensation of Representatives.”

If we were involved in conflicts of interest with student loan lenders, we could be subject to penalties and otherwise suffer adverse impacts on our business.

In 2007 the New York Attorney-General, several other attorneys-general, the United States Senate and House of Representatives Education Committees, and the United States Department of Education all launched investigations of potential conflicts of interest between university officials and various private lending organizations that provide student loans. These investigations are ongoing, but several universities and lending organizations have been implicated. Certain lenders, colleges and universities that have been implicated by these investigations have agreed to pay several million dollars in the aggregate to settle claims in this regard. In addition, several financial aid officials at other universities have been suspended or placed on leaves of absence. While no allegations have been raised concerning our institutions, we have received general requests for information from several state attorneys-general. We have no reason to believe that any of our employees have engaged in improper conduct in this regard. If any such impropriety were found, we could be subject to penalties and other adverse consequences. See “Business — Federal Financial Aid Programs.”

If IPD’s Client Institutions were sanctioned due to non-compliance with Title IV requirements, we could suffer adverse impacts on our business.

IPD provides a number of services to clients that are regionally accredited private colleges and universities, defined above as IPD Client Institutions. IPD provides its Client Institutions numerous consulting services in exchange for a contractual share of the Client Institution’s tuition revenues. If one or more IPD Client Institutions were sanctioned for noncompliance with Title IV requirements and such sanction(s) were to have a material adverse effect on enrollments and tuition revenue of such IPD Client Institution, it could have a material adverse effect on our business.

The complexity of regulatory environments in which we operate has increased and may continue to increase our costs.

Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock is publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the Public Company Accounting Oversight Board, the SEC and Nasdaq). We have implemented new policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports) and the formation of a compliance department to develop policies and monitor compliance with laws (including, among others, privacy laws, export control laws, rules and regulations of the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act). Our effort to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities. See “Business — Regulatory Environment.”

Risks Related to Our Business

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

We, certain of our subsidiaries and our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws. In addition, certain government agencies are conducting inquiries regarding us, including the SEC and the DOJ. We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and routine employment matters. Please see Item 3 of this Annual Report on Form 10-K and Note 10

“Commitments and Contingencies” of the notes to our consolidated financial statements of this Annual Report on Form 10-K for a detailed discussion of these matters.

We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition or results of operations.

While we continue in our efforts to cooperate with the SEC and the DOJ, we cannot predict the duration or outcome of these investigations, and those investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The SEC and DOJ investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive, or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. Over the past three years, our growth has been predominately in our associate’s degree programs. If we are not able to sustain our growth rate in the associate’s degree programs, or fail to transition this growth to our bachelor’s degree, advanced degree and other potential new programs, our business could be adversely affected. In addition, growth and expansion of our operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business, results of operations and cash flows.

If we cannot maintain student enrollments, our results of operations may be adversely affected.

Our strategy for growth and profitability depends, in part, upon managing attrition rates as well as increasing student enrollments in our schools and programs. Attrition rates are often due to factors outside our control. Many students face financial, personal, or family constraints that require them to withdraw from the school or the program. If we are unable to control the rate of student attrition, the overall enrollment levels are likely to decline. Also, to attract more students, we must develop and implement marketing and student recruitment programs, which may not succeed. If we cannot maintain and increase student enrollments, including retention of students in one or more degree programs, our business, results of operations and cash flows may be adversely affected.

Our computer systems may be vulnerable to security risks that could disrupt operations and require us to expend significant resources.

We have devoted and will continue to devote significant resources to the security of our computer systems. Nevertheless, our computer systems may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of those security breaches or to alleviate problems caused by those breaches. These factors could result in liability under state and federal privacy statutes and legal actions by state attorneys-general and private litigants, any of which could have a material adverse effect on our business, results of operations and cash flows.

We face intense competition in the post-secondary education market.

Post-secondary education in our existing and new market areas is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Some of our competitors, both public and private, have substantially greater financial and other resources than we have. Our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. In addition, many of our competitors have begun to offer distance learning and other online education programs. As the online and distance learning segment of the post-secondary education market matures, the intensity of competition is expected to increase. This intense competition could adversely affect our business, results of operations and cash flows.

Our expansion into new markets outside the United States, if successful, will subject us to risks inherent in international operations.

As part of our growth strategy, we intend to establish campuses or universities in new markets outside the United States. If we are successful in implementing our strategy, we will face risks that are inherent in international operations, including:

•	Complexity of operations across borders;

•	Currency exchange rate fluctuations;

•	Monetary policy risks, such as inflation, hyperinflation and deflation;

•	Price controls or restrictions on exchange of foreign currencies;

•	Potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	Expropriation of assets by local governments;

•	Multiple and possibly overlapping and conflicting tax laws;

•	Compliance with foreign regulatory environments; and

•	Acts of war, epidemics and natural disasters.

We may not be able to successfully complete or integrate future acquisitions.

As part of our growth strategy, we expect to consider selective acquisitions of proprietary educational institutions that complement our strategic direction. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures;

•	Distraction of management’s attention from normal business operations;

•	Challenges retaining the key employees of the acquired operation;

•	Insufficient revenue generation to offset liabilities assumed;

•	Expenses associated with the acquisition; and

•	Unidentified issues not discovered in our due diligence process, including legal contingencies.

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, results of operations and cash flows. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our financial condition and results of operations, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, if we were to acquire an institution, it could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. We would need approval from the U.S. Department of Education and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we were to acquire an institution. If we were unable to obtain such approvals with respect to an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business, results of operations and cash flows.

Our future success depends in part upon our ability to recruit and retain key personnel; we have experienced significant turnover in some of our senior management positions; and certain of our senior financial officers are currently serving on an interim basis.

Our success to date has been, and our continuing success will be, substantially dependent upon our ability to attract and retain highly qualified executive officers, faculty and management personnel and other key personnel. Since the beginning of fiscal year 2006, we have replaced our President, Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”). Moreover, our current CFO and CAO are currently engaged under contracts that provide for their services on an interim basis. In the case of the CFO, the contract provides for termination with 10 days’ prior written notice; in the case of the CAO, the contract expires on June 30, 2007, unless the parties mutually agree to an extension of this term. These individuals have led the process of completing the Restatement and have been integral to our efforts to remediate our material weaknesses in internal control. If we replace our CFO or CAO, we will need to implement procedures to ensure continuity of management in these crucial areas and to oversee important aspects of our corporate governance practices. There can be no assurance that future changes in senior financial management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business. If we cannot retain and attract qualified personnel, we may not be able to comply with various legal requirements, including the timely filing of period reports under the federal securities laws, or expand our business as planned, and our business, results of operations and cash flows may be adversely affected.

Natural disasters or terrorist acts could have an adverse effect on our operations.

Hurricanes, earthquakes, floods, tornados and other natural disasters or breaches of security at our physical campuses could disrupt our operations. Natural disasters or breaches of security that directly impact our physical facilities or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs to our students and, thereby, adversely affect our results of operations. Furthermore, natural disasters or breaches of security could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of students who attend our schools in that region and have a material adverse effect on our results of operations. While the occurrence of any of these events, or other unanticipated events, could harm our overall business, results of operations and cash flows, we believe that the nature of our business mitigates this risk due to our numerous physical campuses and emphasis on distance learning.

The trading price of our common stock may fluctuate substantially in the future

The trading price of our common stock may fluctuate substantially based on any of the foregoing risk factors as well as general economic conditions. Such fluctuation could prevent you from selling shares of our common stock at or above the price at which you purchase such shares. In addition, the stock markets from time to time experience extreme price and volume fluctuations that may be unrelated or disproportionate to our operating performance.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

As of August 31, 2006 the Company utilized 324 facilities, all of which were leased. As of August 31, 2006, the Company leased approximately 7 million square feet, as follows:

Segment	Location	Type	Sq. Ft. Leased	# of Properties

UPX	United States	Office	965,800	14
		Dual Purpose	4,997,316	224
	Puerto Rico	Dual Purpose	67,348	1
	Mexico	Dual Purpose	14,035	1
	Canada	Dual Purpose	28,048	3

			6,072,547	243
Other Schools	United States	Office	33,486	15
		Dual Purpose	366,409	54

			399,895	69
Corporate	United States	Office	486,938	12

	Total		6,959,380	324

Dual purpose space includes office and classroom facilities. The Company leases substantially all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. The Company also leases space from time to time on a short-term basis in order to provide specific courses or programs.

The Company evaluates current utilization of the educational facilities and projected enrollment growth to determine facility needs. The Company anticipates that an additional 1,000,000 square feet will be leased in 2007.

Item 3 — Legal Proceedings

The Company is subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial positions, results of operations or cash flows.

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount is material. For matters where no loss contingency is recorded, the Company’s policy is to expense legal fees as incurred.

The following is a description of pending litigation and other proceedings that are outside the scope of ordinary and routine litigation incidental to the Company’s business.

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

Sanders Class Action

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et al v. University of Phoenix, Inc. et al, Case No. 03CC00430. Plaintiff, a former academic advisor with UPX, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of eight hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiffs’ counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiffs’ motion to certify the class was continued by the court and scheduled for a hearing in August 2006. A motion for summary judgment was filed on May 15, 2006, on behalf of UPX and Apollo Group, Inc. On August 23, 2006, the court issued an order and denied Clark’s motion to certify the class. On October 24, 2006, the court granted UPX’s and Apollo Group’s motion for summary judgment. In November 2006, Clark agreed not to appeal the court’s ruling in exchange for a waiver of costs. This action has not had and will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Sekuk Class Action

On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007, and reply briefs are due to be filed no later than June 8, 2007. The summary judgment motions are scheduled to be heard on September 4, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

Alaska Electrical Pension Fund Derivative Action

Three shareholder derivative suits are pending in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. As with any derivative action, an independent committee of the Board of Directors of the Company will need to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. These derivative complaints were filed on or around September 5 and 19, 2006 and November 11, 2006 after the Company announced the formation of the Special Committee and the commencement of its investigation, and the Company has moved the Court to stay these actions pending the conclusion of the Special Committee’s investigation and review of plaintiffs’ claims. On December 4, 2006, the Court issued an order in the case captioned Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, stating that the Company’s motion to stay the proceedings would be granted upon notice that Hedy F. Govenar had been replaced on the Special Committee by another board member who was not a party to the case. Effective December 8, 2006, K. Sue Redman has replaced Ms. Govenar as a member of the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. Now that the Special Committee has concluded its factual findings, the Special Committee has been charged to analyze, in light of the investigation, whether the pursuit of these shareholder derivative cases would be in the Company’s best interest. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

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

Bamboo Partners Derivative Action

On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10(B) and 21D of the Exchange Act and numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

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

Regulatory and Other Legal Matters

U.S. Department of Education Audits

From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General (“OIG”), conducted an audit of UPX for the period September 1, 2002, through March 31, 2004. On August 24, 2005, the OIG issued a final audit report whereby the OIG concluded that UPX had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs and issued certain recommendations. On September 27, 2006 the U.S. Department of Education issued a final audit determination letter regarding disbursing Title IV funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. UPX has complied with the final audit determination letter.

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

Nasdaq Proceeding

Due to the Independent and Internal Reviews and the resulting Restatement, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and the Quarterly Reports on Form 10-Q for the quarters ended November 30, 2006 and February 28, 2007. As a result, the Company received four Nasdaq Staff Determination letters, dated July 11, 2006, November 14, 2006, January 11, 2007 and April 11, 2007, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination, requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) and attended the hearing at which the Company sought appropriate exceptions to the filing requirements from the Panel, pending completion of its delinquent reports. On September 20, 2006, the Panel granted the Company’s request for continued listing of its securities on the Nasdaq Global Select Market, subject to the condition that the Company files this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006 and November 30, 2006 on or before December 29, 2006. On December 14, 2006, the Company informed the Panel that it would not be able to file its delinquent reports by December 29, 2006 and sought a reasonable extension of that date. On December 20, 2006, the Panel denied the Company’s request and notified the Company that it had determined to suspend trading of the Company’s securities on December 29, 2006. The Company appealed this determination, and on December 22, 2006, the Company was informed by the Listing Council that it had determined to call the Panel’s Delisting Decision for review, as contemplated by Marketplace Rule 4807(b), and had also stayed the delisting of the Company’s securities pending further review of the Listing Council. The Company submitted additional information for the Listing Council’s consideration on February 2, 2007. On March 29, 2007, the Panel determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Nasdaq Global Select Market continued listing requirements until May 25, 2007. With the filing of this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007, the Company believes it is current with SEC reporting requirements and Nasdaq listing requirements.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Apollo Group Class A common stock trades on the Nasdaq Global Select Market under the symbol “APOL.” The holders of our Apollo Group Class A common stock are not entitled to any voting rights.

There is no established public trading market for our Apollo Group Class B common stock and all shares of our Apollo Group Class B common stock are beneficially owned by affiliates.

Due to the Independent and Internal Reviews of our historical practices related to stock option grants (see Explanatory Note Regarding Restatement and Item 3 — Legal Proceedings) and the resulting Restatement (see Note 3 — Restatement of Consolidated Financial Statements), we did not file our periodic reports with the SEC on time and therefore our Class A common stock was subject to delisting from the Nasdaq Global Select Market. With the filing of this Report and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007, we believe we are now current with SEC reporting requirements and Nasdaq listing requirements. See Item 1A — “Risk Factors — Risks Related to the Use of Incorrect Measurement Dates for Stock Option Grants.”

The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the Nasdaq Global Select Market.

	High	Low

2005
First Quarter	$83.74	$62.96
Second Quarter	85.33	73.64
Third Quarter	78.43	68.64
Fourth Quarter	81.21	71.58
2006
First Quarter	$78.19	$58.87
Second Quarter	72.61	49.38
Third Quarter	56.02	47.94
Fourth Quarter	55.47	43.12

As of March 31, 2007, there were approximately 288 holders of record of Apollo Group Class A common stock and four holders of record of Apollo Group Class B common stock. We estimate that, including shareholders whose shares are held in nominee accounts by brokers, there were approximately 69,000 holders of our Apollo Group Class A common stock as of March 31, 2007.

Although we are permitted to pay dividends on our Apollo Group Class A and Apollo Group Class B common stock, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Apollo Group Class B common stock in an identical manner as follows: holders of our Apollo Group Class A common stock and Apollo Group Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the foreseeable future. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.

Our Board of Directors has authorized programs to repurchase shares of Apollo Group Class A common stock. The share repurchases under these programs for the three months ended August 31, 2006 have been as follows:

				Maximum Value
	Total # of		Average Price	of Shares
(Numbers in thousands,	Shares		Paid per	Available for
except per share amounts)	Repurchased	Cost	Share	Repurchase

Treasury stock as of May 31, 2006	15,553	$1,061,172	$68.23	$136,092
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(20)	(1,363)	68.23	—

Treasury stock as of June 30, 2006	15,533	1,059,809	68.23	136,092
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(54)	(3,725)	68.23	—

Treasury stock as of July 31, 2006	15,479	1,056,084	68.23	136,092
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(30)	(2,038)	68.23	—

Treasury stock as of August 31, 2006	15,449	$1,054,046	$68.23	$136,092

There is no expiration date on the repurchase authorizations and repurchases occur at the Company’s discretion. We may in the future make additional purchases under the stock repurchase program following our return to full compliance with the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2006 and Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007.

Item 6 — Selected Consolidated Financial Data

The following selected consolidated financial data and operating statistics are qualified by reference to and should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of income data for the years ended August 31, 2006, 2005, and 2004, and the balance sheet data as of August 31, 2006 and 2005, were derived from the audited consolidated financial statements, included herein. Diluted income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits.

The consolidated balance sheet as of August 31, 2005 and the consolidated statements of income for the fiscal years ended August 31, 2005 and 2004 have been restated and audited as set forth in this Form 10-K. The data for the consolidated balance sheets as of August 31, 2004, 2003, and 2002 and the consolidated statements of income for the fiscal years ended August 31, 2003 and 2002 have been restated, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1; Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Forms 10-Q for the periods affected by this restatement. The financial information that was presented in previous filings or otherwise reported for these periods is amended by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

	August 31,
($ in thousands)	2005	2004	2003	2002
	As Previously Reported

Balance Sheet Data:
Total cash, cash equivalents, restricted cash and securities, and marketable securities	$692,775	$994,068	$1,045,802	$688,655

Total assets	$1,302,945	$1,495,101	$1,408,317	$1,008,008

Current liabilities	$517,972	$469,782	$342,299	$270,067
Long-term liabilities	78,099	68,178	39,093	38,948
Total shareholders’ equity	706,874	957,141	1,026,925	698,993

Total liabilities and shareholders’ equity	$1,302,945	$1,495,101	$1,408,317	$1,008,008

Operating Statistics:
Degreed enrollments at end of year	307,400	255,600	200,100	157,800

Number of locations at end of year:
Campuses	90	82	71	65
Learning centers	154	137	121	111

Total number of locations	244	219	192	176

	August 31,
	2005	2004	2003	2002
	Adjustments(1)

Total cash, cash equivalents, restricted cash and securities, and marketable securities	$(7,027)	$(193)	$—	$1

Total assets	$(21,397)	$(7,351)	$9,071	$10,651

Current liabilities	$48,773	$55,457	$42,221	$27,565
Long-term liabilities	2,484	(632)	8,979	5,614
Total shareholders’ equity	(72,654)	(62,176)	(42,129)	(22,528)

Total liabilities and shareholders’ equity	$(21,397)	$(7,351)	$9,071	$10,651

Operating Statistics:
Degreed enrollments at end of year(2)	(36,000)	(17,200)	(10,300)	(13,400)

	August 31,
	2006	2005	2004	2003	2002
		Restated(1)

Total cash, cash equivalents, restricted cash and securities, and marketable securities	$646,995	$685,748	$993,875	$1,045,802	$688,656

Total assets	$1,283,005	$1,281,548	$1,487,750	$1,417,388	$1,018,659

Current liabilities	$595,756	$566,745	$525,239	$384,520	$297,632
Long-term liabilities	82,876	80,583	67,546	48,072	44,562
Total shareholders’ equity	604,373	634,220	894,965	984,796	676,465

Total liabilities and shareholders’ equity	$1,283,005	$1,281,548	$1,487,750	$1,417,388	$1,018,659

Operating Statistics:
Degreed enrollments at end of year(2)	282,300	271,400	238,400	189,800	144,400

Number of locations at end of year:
Campuses	99	90	82	71	65
Learning centers	163	154	137	121	111

Total number of locations	262	244	219	192	176

(1)	See Note 3, “Restatement of Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	Restated Degreed Enrollments includes only UPX and Axia College and represent individual students enrolled in our degree programs that attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Previously, the Company used a different definition of enrollment. Previously reported enrollment numbers are restated above.

	August 31,
	2005	2004	2003	2002
	As Previously Reported

Statements of Income:
($ in thousands)
Revenues:
Tuition and other, net	$2,251,472	$1,798,423	$1,339,517	$1,009,455

Costs and expenses:
Instructional costs and services	935,743	765,495	612,940	498,454
Selling and promotional	484,770	383,078	272,348	198,889
General and administrative	98,286	88,090	66,970	58,260
Share-based compensation(2)	19,824	123,535	—	—

Total costs and expenses	1,538,623	1,360,198	952,258	755,603

Income from operations	712,849	438,225	387,259	253,852
Interest income and other, net	16,993	18,263	14,545	12,072

Income before income taxes	729,842	456,488	401,804	265,924
Provision for income taxes	285,111	178,714	154,794	104,774

Net income	$444,731	$277,774	$247,010	$161,150

	August 31,
	2005	2004	2003	2002
	Adjustments(1)

Revenues:
Tuition and other, net	$(358)	$1,624	$(535)	$(1,519)

Costs and expenses:
Instructional costs and services	20,888	15,942	17,626	32,878
Selling and promotional	681	722	—	—
General and administrative	(3,801)	(3,764)	(5,656)	(3,872)
Share-based compensation(2)	(2,929)	(23,252)	—	—

Total costs and expenses	14,839	(10,352)	11,970	29,006

Income from operations	(15,197)	11,976	(12,505)	(30,525)
Interest income and other, net	(206)	(1,958)	(307)	(891)

Income before income taxes	(15,403)	10,018	(12,812)	(31,416)
Provision for income taxes	1,395	7,707	(1,685)	(5,667)

Net income	$(16,798)	$2,311	$(11,127)	$(25,749)

	August 31,
	2006	2005	2004	2003	2002
	Restated(1)

Revenues:
Tuition and other, net	$2,477,533	$2,251,114	$1,800,047	$1,338,982	$1,007,936

Costs and expenses:
Instructional costs and services	1,112,660	956,631	781,437	630,566	531,332
Selling and promotional	544,706	485,451	383,800	272,348	198,889
General and administrative	149,928	94,485	84,326	61,314	54,388
Goodwill impairment	20,205	—	—	—	—
Share based compensation(2)	—	16,895	100,283	—	—

Total costs and expenses	1,827,499	1,553,462	1,349,846	964,228	784,609

Income from operations	650,034	697,652	450,201	374,754	223,327
Interest income and other, net	18,054	16,787	16,305	14,238	11,181

Income before income taxes	668,088	714,439	466,506	388,992	234,508
Provision for income taxes	253,255	286,506	186,421	153,109	99,107

Net income	$414,833	$427,933	$280,085	$235,883	$135,401

(1)	See Note 3, “Restatement of Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	Share based compensation in 2005 and 2004 is related to the 2004 conversion of the UPX Online stock options into Apollo Group Class A stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

	Year Ended August 31,
	2005	2004	2003	2002
	As Previously Reported

Common Stock and Earnings per Share Data:
($ in thousands, except per share amounts)
Income attributed to Apollo Group Class A common stock:
Net income	$444,731	$277,774	$247,010	$161,150
Stock dividends paid(2)	—	(114,155)	—	—
Net income attributed to UPX Online common shareholders	—	(25,819)	(15,308)	(7,989)

Net income attributed to Apollo Group Class A common shareholders	$444,731	$137,800	$231,702	$153,161

Income attributed to UPX Online common stock:
Net income		$25,819	$15,308	$7,989
Stock dividends paid(2)		114,155	—	—

Net income attributed to UPX Online common shareholders		$139,974	$15,308	$7,989

Earnings per share attributed to Apollo Group Class A common stock:
Diluted income per share	$2.39	$0.77	$1.30	$0.87

Diluted weighted average shares outstanding	186,015	178,897	177,637	175,697

Earnings per share attributed to UPX Online common stock:
Diluted income per share		$8.19	$0.93	$0.53

Diluted weighted average shares outstanding		17,081	16,518	15,098

	August 31,
	2005	2004	2003	2002
	Adjustments(1)

Income attributed to Apollo Group Class A common stock:
Net income	$(16,798)	$2,311	$(11,127)	$(25,749)
Net income attributed to UPX Online common shareholders	—	1,624	2,469	8,624

Net income attributed to Apollo Group Class A common shareholders	$(16,798)	$3,935	$(8,658)	$(17,125)

Income attributed to UPX Online common stock:
Net income (loss)		$(1,624)	$(2,469)	$(8,624)

Earnings per share attributed to Apollo Group Class A common stock:
Diluted income per share	$(0.09)	$0.02	$(0.05)	$(0.10)

Diluted weighted average shares outstanding	51	17	91	(90)

Earnings per share attributed to UPX Online common stock:
Diluted income per share		$(0.09)	$(0.16)	$(0.57)

Diluted weighted average shares outstanding		(7)	67	(30)

	August 31,
	2006	2005	2004	2003	2002
	Restated(1)

Income attributed to Apollo Group Class A common stock:
Net income	$414,833	$427,933	$280,085	$235,883	$135,401
Stock dividends paid(2)	—	—	(114,155)	—	—
Net income attributed to UPX Online common shareholders	—	—	(24,195)	(12,839)	635

Net income attributed to Apollo Group Class A common shareholders	$414,833	$427,933	$141,735	$223,044	$136,036

Income attributed to UPX Online common stock:
Net income (loss)			$24,195	$12,839	$(635)
Stock dividends paid(2)			114,155	—	—

Net income (loss) attributed to UPX Online common shareholders			$138,350	$12,839	$(635)

Earnings per share attributed to Apollo Group Class A common stock:
Diluted income per share	$2.35	$2.30	$0.79	$1.25	$0.77

Diluted weighted average shares outstanding	176,205	186,066	178,914	177,728	175,607

Earnings per share attributed to UPX Online common stock:
Diluted income (loss) per share			$8.10	$0.77	$(0.04)

Diluted weighted average shares outstanding			17,074	16,585	15,068

(1)	See Note 3, “Restatement of Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	Stock dividends paid in 2004 are related to the 2004 conversion of the UPX Online common stock outstanding into Apollo Group Class A common stock outstanding.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised for the effects of the Restatement as discussed in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K.

This MD&A is intended to help investors understand Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” or “APOL”), our operations, and our present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the sections included in our MD&A:

•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Results of Independent and Internal Review; Effect of Restatement — a discussion of the results of our Independent Review and Internal Review of our historical practices related to stock option grants and the effects of the Restatement.

•	Executive Summary — a general description of our business and the education industry, as well as key highlights of the current year.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements. We operate in one business sector: education. Except to the extent that differences between our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “objectives,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, including those set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization,” those factors set forth in this Item 7 and those factors set forth in other reports that we file with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

Results of Independent and Internal Review; Effect of Restatement

In this Annual Report for the year ended August 31, 2006, we have restated our consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years ended August 31, 2005 and 2004. See Note 3, “Restatement of Consolidated Financial Statements,” Note 14 “Employee and Director Benefit Plans” and Note 17, “Quarterly Results of Operations (Restated and Unaudited)” included in Part II, Item 8 for a discussion of the effect of the Restatement.

As part of the Restatement, we have recorded additional (decreased) pre-tax share based compensation expense with regard to past stock option grants of approximately $4.9 million and $14.9 million under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for our fiscal years ended August 31, 2005 and August 31, 2004, respectively.

This Annual Report on Form 10-K also presents the effects of the Restatement on our “Selected Consolidated Financial Data” in Item 6 for our fiscal years ended August 31, 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Item 7 for our fiscal years ended August 31, 2005 and 2004.

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

On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board disclosing, among other things, that:

•	“In the accounting of certain stock option grants, the Company did not correctly apply the requirements of APB 25. In certain instances, the Company used a measurement date for option awards that corresponded with the [stated] grant date even though the approvals for those grants as set forth in the operative plans were not obtained until after the reported grant date and the final lists of grantees and award amounts were incomplete at the time of the reported grant date.”

•	“The Company misapplied Internal Revenue Code Section 162(m) with respect to the contemporaneous tax treatment of certain stock option grants and may face significant tax liability for prior years.”

•	“The Company prepared and maintained inaccurate documentation concerning the date that grant award lists were completed and approved.”

•	“The Special Committee has found no direct evidence that the grant date for any of the large Management Grants was selected with the benefit of hindsight. In two instances, though, the price on the grant date is at a relative low point for the Company’s stock, and there is little contemporaneous evidence to establish that the grant was made on the grant date. While there is a possibility that the grant date was retroactively selected, there is insufficient evidence to reach such a conclusion.”

•	‘‘[T]he Special Committee, in connection with its factual findings, reported to the Board that certain former officers took steps that may have been intended to mask failures in the grant approval process with respect to the Company’s financial reporting and payment of taxes. The Special Committee also recently discovered additional evidence that raises questions whether another grant (in addition to the two grants referenced in a previous Form 8-K dated November 6, 2006) may have been retroactively selected by a day, although there is insufficient evidence to reach such a conclusion.”

Based on the Independent Review and the Internal Review, we determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were Management Grants. We determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. We recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax) in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. This incremental share based compensation expense results in a cumulative decrease to pre-tax income of $21.1 million ($34.2 million after-tax) for the years ended August 31, 2002 through 2005.

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

Over the next few weeks to a few months, changes were made to the list: names were added, shares were adjusted, and underlying vesting goals were developed. We understand that prior to August 2001, most grant dates were selected at Board or Compensation Committee meetings. We understand that beginning in August 2001, the

Former CEO generally selected the grant date. The majority of the Management Grants have a 10-year term with 4-year standard vesting. The grants typically contained vesting acceleration provisions based upon meeting certain financial performance goals (e.g., earnings per share, stock price, net income, etc.). Once the list was finalized by the accounting department, the Former CEO communicated his approval; however, no contemporaneous evidence exists to support on what date this occurred. It was then communicated to the Manager that the list could be entered into Equity Edge, our stock option plan administration software.

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

Income Tax Related Matters

Section 162(m)

In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.

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

Non-Section 16 Officers:  An offer to amend the 409A Affected Options held by non-Section 16 Officers to increase the exercise price to the market price per share of the underlying Class A common stock on the revised measurement date cannot be made until after this Annual Report on Form 10-K and all other delinquent filings are filed with the SEC. In order to avoid adverse taxation under Section 409A, this amendment must be made on or before the earlier of (i) December 31, 2007 or (ii) the exercise of the 409A Affected Options during the 2007 calendar year. We anticipate that we will commence such an offer after the filing of this Annual Report and all other delinquent filings.

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

(2) Exercised 409A Affected Options

In February 2007, we elected to participate in a program announced by the Internal Revenue Service in Notice 2007-30, which pertains to 409A Affected Options exercised by non-Section 16 Officers during the calendar year 2006 and which allows us to pay the penalty tax and interest due to the related measurement date changes that would otherwise be payable by the option holders who exercised the 409A Affected Options. The payment of the tax penalty and interest on behalf of the option holders in 2007 will result in additional taxable income to the option holders. As such, we will pay on behalf of or reimburse the option holders for applicable payroll and income taxes related to the additional income, as well as provide a gross up for any tax consequences of the penalty tax and interest reimbursement we make. We recorded a pre-tax liability in the second quarter of 2007 for compensation expense under this program totaling approximately $2.6 million.

Restatement Adjustments

(1) Share Based Compensation — As discussed above, we have restated our financial results to record additional share based compensation expense.

(2) Allowance for Doubtful Accounts — During the year ended August 31, 2006, we concluded that a significant increase in our allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years we did not properly consider available information related to (a) the cumulative differences between actual write-offs and our allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. Accordingly, we have restated our allowances for doubtful accounts for all prior periods presented. This error resulted in adjustments to pre-tax bad debt expense in the amounts of $11.7 million ($7.1 million after-tax) and $4.1 million ($2.5 million after-tax) for the fiscal years ended 2005 and 2004, respectively.

(3) Other Adjustments — We concluded that the accounting for various accounts such as cash, revenue, property and equipment, lease accounting and other investments was not properly recorded in accordance with GAAP. Specifically, the impairment in a venture capital fund investment should have been recorded in an earlier period; cash related to scholarships, grants, and refunds should have been classified as restricted cash and student deposits; different assumptions should have been used in determining the fair value of options; certain share based compensation was improperly amortized amongst quarters; auction rate securities were improperly classified as cash and cash equivalents in certain periods; and certain revenue under tuition discount programs were not properly recorded. Certain of these errors resulted in adjustments to pre-tax expense shown in other adjustments in the table below.

Adjustments to our lease accounting resulted in a net increase in expense of $2.6 million and $0.7 million for the years ended August 31, 2005 and 2004, respectively, and adjustments to the balance sheet of $2.6 million as of August 31, 2005. Specifically, we determined that the accounting for our tenant improvement allowances was not in accordance with GAAP. As part of the Restatement, the errors in our accounting for the tenant improvement allowances were corrected and certain of our operating leases now have been properly accounted for as capital leases. These adjustment amounts are included in Other Adjustments in the table below.

(4) Tax Effect of Adjustments — The tax effect of the Restatement adjustments is shown below.

Impact of the Restatement

As a result of the Restatement, retained earnings as of September 1, 2003 has been adjusted from $765.2 million to $702.7 million. The financial information presented in this Item 7 has been adjusted to reflect the incremental impact resulting from the Restatement adjustments discussed above, as follows:

Summary of Impact of Restatement Adjustments

					Tax Effect of Adjustments(4)
	Share				Income Tax Provision (Benefit)			Penalty
	Based			Total	Related to	Related to		and	Tax Effect	Total	Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Bad Debt		Interest on	of 162(m)	Tax	Adjustments,
Fiscal Year	Expense(1)	Expense(2)	Adjustments(3)	Pre-Tax	Compensation	and Other	Total	Exercises	Limitation	Effect	Net of Tax
($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127

Cumulative effect on September 1, 2003 opening retained earnings	62,880	8,176	4,976	76,032	(25,258)	(5,276)	(30,534)	8,372	8,634	(13,528)	62,504
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)
2005	4,935	11,701	(1,233)	15,403	(1,963)	(4,163)	(6,126)	4,050	3,471	1,395	16,798

Total	$52,886	$23,980	$4,551	$81,417	$(21,280)	$(11,393)	$(32,673)	$14,963	$13,284	$(4,426)	$76,991

(1), (2), (3), & (4)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K for a detailed summary of adjustments.

Pro Forma Share Based Compensation Expense

The footnotes to our previously issued financial statements for the years ended August 31, 2005 and 2004, disclosed pro forma net income in accordance with SFAS 123. This pro forma disclosure also included errors not related to measurement date changes in the amount of $19.8 million ($11.9 million after tax) and $123.5 million ($74.4 million after tax) for the fiscal years ended August 31, 2005 and August 31, 2004, respectively. These errors arose from the misapplication of SFAS 123 to our UPX Online stock options which were converted to APOL options. Specifically, our footnote disclosure understated pro forma net income because it erroneously included deductions for pro forma share based compensation based on the intrinsic value of the converted options as computed under APB 25 rather than the fair value of the converted options as computed under SFAS 123.

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

Management

•	We engaged our new Chief Financial Officer on November 14, 2006.

•	We engaged our Corporate Controller effective December 15, 2006, who was subsequently appointed our new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	We hired a new Vice President, Controller of Accounting.

•	We hired a new Vice President of Tax.

•	We appointed a new Stock Option Plan Administrator in January 2007 to work under the supervision of and report to the new Chief Financial Officer.

•	We are conducting a search for an experienced and well-qualified individual to serve as our General Counsel.

Outside Legal Counsel; Board of Directors and Committees

•	We considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	We hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	We added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until we are in compliance with our periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2000 Stock Incentive Plan adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.

Policies, Processes, Procedures and Controls

•	We are monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	We have enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance and (iii) the use of third-party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly (or annual) reviews and reconciliations related to equity-based compensation award activity, allowance for doubtful accounts activity and the valuation of goodwill. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	We have retained third-party stock option software administration professionals to assist with the understanding of our stock option administration software and to train our employees that are involved in the stock option administration process.

•	Our Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.

Executive Summary

We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc., all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college-level at 99 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia College as of August 31, 2006 was approximately 282,300. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. See Customers/Students in Item 1 of this Report. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).

The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $343.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.5 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18- to 24-year-old students is expected to increase 16%. The market for non-traditional education should continue to increase reflecting the rapidly expanding knowledge-based economy. The National Center for Education Statistics projects an increase of 11% in enrollments of persons under age 25 and an increase of 15% in persons age 25 and over during the period of 2004 to 2014.

During 2006, we experienced the following significant events:

1. Senior Management Changes — three members of our senior management team left Apollo Group. Todd Nelson, our Former President and CEO, Laura Palmer Noone, our former President of UPX, and Bob Carroll, our former Chief Information Officer (“CIO”), were replaced by three very capable and experienced executives: Brian E. Mueller is our new President, Dr. William J. Pepicello is our new President of the University of Phoenix, and Joseph N. Mildenhall is our new CIO. We believe these changes are very positive for our future growth prospects and are confident that those individuals will perform well in these roles.

2. Enrollment and Revenue Growth While Investing in our Business for the Future — Despite the management changes discussed above, we were able to achieve 5.4% average quarterly Degreed Enrollment growth in 2006 versus 2005, which resulted in 10.1% increase in revenue. These increases help fund a significant portion of our investment in product development and marketing and lead generation to ensure our continued growth and viability in the future.

3. Stock Option Investigation — In response to a report published by an investment bank in June 2006, our Board of Directors established the Special Committee and authorized it to retain independent legal counsel, who in turn retained forensic accountants, to assist them in conducting the Independent Review. On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board of Directors. The findings and results are discussed elsewhere in this document. With the filing of this Annual Report on Form 10-K and all other delinquent filings, we have substantially completed the processes related to the stock option investigation and restatement.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We believe that our critical accounting policies, which involve a higher degree of judgments, estimates and complexity, are as follows:

Revenue Recognition

Tuition and other net revenues consist largely of tuition and fees associated with different educational programs as well as related educational resources such as printed text books and access to online materials, and are shown net of discounts relating to a variety of promotional programs including military discounts, special promotional incentives designed to generate new student enrollment, early payment discounts and other incentives.

The following table presents the most significant components as percentages of total tuition and other, net revenue for the years ended August 31, 2006, 2005 and 2004:

	Year Ended August 31,
	2006		2005		2004
			Restated(1)		Restated(1)

($ in millions)
Tuition revenue	$2,304.3	93.0%	$2,114.1	93.9%	$1,679.0	93.3%
IPD services revenue	74.4	3.0%	69.5	3.1%	62.6	3.5%
Application and related fees	33.8	1.4%	36.4	1.6%	28.7	1.6%
Online course material revenue	138.7	5.6%	104.5	4.6%	69.1	3.8%
Other revenue	31.7	1.3%	33.8	1.5%	23.0	1.3%

Tuition and other revenue, gross	2,582.9	104.3%	2,358.3	104.7%	1,862.4	103.5%
Less: Discounts	(105.4)	(4.3)%	(107.2)	(4.7)%	(62.4)	(3.5)%

Tuition and other revenue, net	$2,477.5	100.0%	$2,251.1	100.0%	$1,800.0	100.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Tuition revenue encompasses both online and classroom-based learning. Tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. During certain periods of the year and in certain businesses, we adjust our revenue recognition to account for holiday breaks such as Christmas and Thanksgiving.

IPD services revenues consist of the contractual share of tuition revenues from students enrolled in IPD programs at Client Institutions. IPD contracts with Client Institutions to provide services including, but not limited to, management consulting and training; program development; program administration; instructor and student recruiting; and student accounting, collection and recordkeeping. The contractual share varies by contract and may change over time. Our contractual share ranges between 30% and 50%. Contracts generally have terms of 10 years with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized on a pro rata basis as defined.

Application and related fees consist of the fees students pay when submitting an enrollment application and the application costs related to the expenses associated with processing the applications. Both the fees and the costs are deferred and recognized over the average length of time it takes for a student to complete a program of study.

Online course material revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students.

Other revenue is primarily composed of non-tuition generating revenues, such as renting classroom space and other student support services. This revenue is recognized as these services are provided.

Goodwill

Goodwill is primarily the result of our acquisition of CFP, which was acquired in September 1997. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses goodwill and other intangible assets that have indefinite useful lives and prescribes that these assets will not be amortized, but instead tested for impairment at least annually or more frequently if circumstances arise indicating potential impairment. If the carrying amount of the reporting unit containing goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the goodwill is less than the carrying amount of the goodwill. This pronouncement provides specific guidance on performing impairment tests for goodwill and indefinite-lived intangibles.

The process of evaluating the potential impairment of goodwill requires judgment. In assessing the fair value of our reporting units, we make estimates about the future cash flows of our reporting units. Our cash flow forecast is based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If our estimates or related assumptions change in the future, we may be required to record non-cash impairment charges for these assets. In addition, we make certain judgments about allocating shared assets and liabilities to the balance sheets for our reporting units. We have engaged a third-party valuation expert to assist in evaluating the fair values of our reporting units. We have selected August 31 as the date on which we perform our annual goodwill impairment test.

As of August 31, 2006, we concluded that the goodwill for CFP was impaired in the amount of $20.2 million. This impairment was included in our Other Schools segment In performing our annual impairment test, we assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than our original expectations due to slower than forecasted revenue growth. After the impairment charge, the remaining goodwill totaled $16.9 million, which represents approximately 1.3% of total assets. There are no other long-lived assets at CFP that we believe are impaired. Additional impairments could affect future results of operations.

Share Based Compensation

See also Item 8, Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the Restatement related to our stock option grants.

Prior to September 1, 2005, we accounted for all employee and non-employee director share based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). On September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under both APB 25 and SFAS 123(R), the requisite service period over which share based compensation is expensed generally equals the vesting periods of the awards.

Under SFAS 123(R), our share based compensation is based on the fair value of the option at the grant date. The fair value is affected by the stock price, as well as the Black-Scholes-Merton option pricing model (the “BSM”) valuation assumptions, including the volatility of the stock price, expected term of the option, risk-free interest rate and dividend yield. We use the BSM for estimating the fair value on the date of the grant of stock options. We used the following weighted average assumptions in the BSM:

	For the Year Ended August 31,
	2006	2005	2004
		Restated(1)

Expected volatility	34.6%	30.2%	38.7%
Expected life (years)	5.9	3.9	3.2
Risk-free interest rate	4.8%	3.4%	3.2%
Dividend yield	0.0%	0.0%	0.0%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

The assumptions that have the most significant affect on the fair value of the grants and therefore, share based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the BSM assumptions would affect the weighted average per option fair values as of the grant date for grants made during fiscal year 2006:

	Expected Volatility
Expected Life (years)	32.5%	34.6%	36.6%

4.4	$21.62	$22.36	$23.09
5.9	25.25	26.06	26.87
7.5	28.25	29.10	29.95

Sensitivity Analysis — Stock Option Restatement

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

Allowance for Doubtful Accounts

See also Item 8, Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the Restatement related to our allowance for doubtful accounts.

We extend unsecured credit to a portion of the students who are enrolled at our schools and programs, and based upon past experience and current trends, we establish an allowance for doubtful accounts with respect to tuition receivables. Our allowance estimation methodology has been refined and considers a number of factors that, based on collections history, we believe have an impact on our ability to collect student receivables.

We monitor our collections and write-off experience and periodically determine whether adjustments to our allowance percentage estimates are necessary. As a result, we believe that our allowance estimation methodology reflects historical trends as well as our most recent collections experience and reasonably estimates future losses attributable to receivable write-offs. Our standard allowance estimation methodology is periodically evaluated for sufficiency by management and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. An increase in the amount of “Return to Lender” and a lower collection rate is factored into the determination of an appropriate allowance amount.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2006, would have resulted in a pre-tax change in net income of $2.1 million ($1.3 million after-tax). Additionally, if our allowance for doubtful accounts was to change by 1% of tuition and other revenues, net for the fiscal year ended August 31, 2006, we would have recorded a pre-tax change in net income of approximately $24.8 million ($14.9 million after-tax).

Accounts receivable are written off when the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by our employees and outside collection agencies.

Insurance Reserves

We record liabilities for claims and related expenses that are estimable and probable related to our self-insured medical and dental insurance programs in accordance with the contractual terms of the insurance policies. Accounting for insurance liabilities that are self-insured involves uncertainty because estimates and judgments are used to determine the ultimate liability for reported claims as well as claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves. We record reserves for claims incurred but not recorded assuming a 45-day lag in the submission of claims. The following table displays the required increase or decrease to the insurance reserve if current claim lag time trends differed from our historical claim lag time experience:

Pre-Tax
(Decrease)
Claim Lag Time	Increase

($ in millions)
30 days	$(2.7)
45 days	—
60 days	2.7

Loss Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.

Accounting for Income Taxes

We account for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Management judgment is required in determining the provision for income taxes and, in particular, whether or not a valuation allowance should be recorded against our deferred tax assets.

In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.

Results of Operations

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three years. All comparative statements and historical financial information discussed is based on the restated financial statements for the periods presented prior to the fiscal year ended August 31, 2006.

The following table sets forth an analysis of our Consolidated Statements of Income for fiscal years ended 2006, 2005, and 2004:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2006 vs.	2005 vs.
	2006	2005	2004	2006	2005	2004	2005	2004
		Restated(1)			Restated(1)			Restated(1)

($ in millions, except percentages)
Revenues:
Tuition and other, net	$2,477.5	$2,251.1	$1,800.0	100.0%	100.0%	100.0%	10.1%	25.1%

Costs and expenses:
Instructional costs and services	1,112.7	956.6	781.4	44.9%	42.5%	43.4%	16.3%	22.4%
Selling and promotional	544.7	485.5	383.8	22.0%	21.6%	21.3%	12.2%	26.5%
General and administrative	149.9	94.5	84.3	6.1%	4.2%	4.7%	58.6%	12.1%
Goodwill impairment	20.2	—	—	0.8%	—	—
Share based compensation(2)	—	16.9	100.3	—	0.7%	5.6%

	1,827.5	1,553.5	1,349.8	73.8%	69.0%	75.0%	17.6%	15.1%

Income from operations	650.0	697.6	450.2	26.2%	31.0%	25.0%	(6.8)%	55.0%
Interest income and other, net	18.1	16.8	16.3	0.7%	0.7%	0.9%	7.7%	3.1%

Income before income taxes	668.1	714.4	466.5	26.9%	31.7%	25.9%	(6.5)%	53.1%
Provision for income taxes	253.3	286.5	186.4	10.2%	12.7%	10.4%	(11.6)%	53.7%

Net income	$414.8	$427.9	$280.1	16.7%	19.0%	15.5%	(3.1)%	52.8%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(2)	Share based compensation in 2005 and 2004 is related to the 2004 conversion of the UPX Online stock options into Apollo Group Class A stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

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

Tuition and Other, Net Revenues

Information about our tuition and other net revenues by reportable segment on a percentage basis is as follows:

	Year Ended August 31,
	2006	2005	2004

UPX	83.7%	89.5%	94.4%
Other Schools	16.2%	10.4%	5.4%
Corporate	0.1%	0.1%	0.2%

Tuition and other, net	100.0%	100.0%	100.0%

Our tuition and other revenues, net increased by 10.1% in 2006 primarily due to a 5.4% increase in average quarterly Degreed Enrollments and selective tuition price increases depending on the geographic area and program. These increases include a 113.0% increase in average quarterly Degreed Enrollments in our lower-tuition associate’s degree programs. As of August 31, 2006, 26.2% of our students are Degreed Enrollments in associates degree programs compared with 15.4% of our students as of August 31, 2005.

Our tuition and other revenues, net increased by 25.1% in 2005 primarily due to an 18.2% increase in average quarterly Degreed Enrollments and generally a 4-6% increase in average tuition prices (depending on the geographic area and program). The remaining increase is related to increased pricing and higher sales of online course materials.

Tuition and other revenues, net at Other Schools increased as a percentage of total revenues in 2005 and 2006 due to enrollment in associates degree programs at Axia College of WIU during 2005. Axia College began offering these programs in September 2004. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to decrease in fiscal 2007.

Instructional Costs and Services

Instructional costs and services increased by 16.3% in 2006 versus 2005, and 22.4% in 2005 versus 2004. The following table sets forth the increases in significant components of instructional costs and services:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2006 vs.	2005 vs.
	2006	2005	2004	2006	2005	2004	2005	2004
		Restated (1)			Restated (1)			Restated (1)

($ in millions)
Employee compensation and related expenses	$382.3	$343.9	$282.5	15.4%	15.3%	15.7%	11.2%	21.7%
Faculty compensation	212.3	195.1	154.2	8.6%	8.7%	8.6%	8.8%	26.5%
Classroom lease expenses and depreciation	193.4	171.3	145.1	7.8%	7.6%	8.1%	12.9%	18.1%
Other instructional costs and services	158.2	142.0	122.3	6.4%	6.3%	6.8%	11.4%	16.1%
Bad debt expense	101.6	57.2	31.1	4.1%	2.5%	1.7%	77.6%	83.9%
Financial aid processing costs	52.5	43.3	32.4	2.1%	1.9%	1.8%	21.2%	33.6%
Share based compensation	12.4	3.8	4.0	0.5%	0.2%	0.2%	226.3%	(5.0)%
U.S. Department of Education settlement	—	—	9.8	N/A	N/A	0.5%	N/A	N/A

Instructional costs and services	$1,112.7	$956.6	$781.4	44.9%	42.5%	43.4%	16.3%	22.4%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Instructional costs and services as a percentage of tuition and other net revenues increased in 2006 versus 2005 due primarily to an increase in bad debt expense. The increase is the result of increased aged accounts receivable and write-offs as a result of increased student withdrawals and an increase in “Return to Lender” dollars for students who withdraw from UPX or WIU. When a student withdraws from UPX or WIU, we are sometimes required to return a certain portion of any disbursed student financial aid loans to the lender (“Return to Lender” dollars for Title IV recipients). We are generally entitled to collect these funds from the students, but collection on these receivables is significantly lower than receivables for students who remain in our educational programs. During the second half of our fiscal 2004 and the first quarter of 2005, we were required by regulatory authorities to modify our Return to Lender calculations when a student withdraws from UPX or WIU. These changes forced us to return additional dollars to the lenders than had previously been required. We attempt to collect these funds from our students but as a result of the increased “Return to Lender” dollars, our bad debt expense significantly increased in 2005 and 2006.

Instructional costs and services as a percentage of tuition and other net revenues decreased in 2005 versus 2004 due primarily to greater tuition and other net revenues being spread over the fixed costs related to centralized student services. Additionally, a $9.8 million settlement with the U.S. Department of Education in 2004 related to the U.S. Department of Education’s program review contributed to the decline. Finally, the impact of the changes related to “Return to Lender” dollars discussed above increased bad debt expense in 2005 versus 2004.

Selling and Promotional Expenses

Selling and promotional expenses increased by 12.2% in 2006 versus 2005, and 26.5% in 2005 versus 2004. The following table sets forth the increases in significant components of selling and promotional expenses:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2006 vs.	2005 vs.
	2006	2005	2004	2006	2005	2004	2005	2004
		Restated (1)			Restated (1)			Restated (1)

($ in millions)
Enrollment advisors’ compensation and related expenses	$254.3	$204.6	$155.6	10.3%	9.1%	8.6%	24.3%	31.5%
Advertising	231.6	224.0	174.6	9.3%	10.0%	9.7%	3.4%	28.3%
Other selling and promotional expenses	56.5	56.2	52.9	2.3%	2.5%	2.9%	0.5%	6.2%
Share based compensation	2.3	0.6	0.7	0.1%	0.0%	0.1%	283.3%	(14.3)%

Selling and promotional expenses	$544.7	$485.4	$383.8	22.0%	21.6%	21.3%	12.2%	26.5%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Selling and promotional expenses increased as a percentage of revenue in 2006 versus 2005 and in 2005 versus 2004 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timelines in lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff. Advertising costs increased in 2005 over 2004 as a result of a planned focus on investment in increasing Internet-based leads.

General and Administrative Expenses

General and administrative expenses increased 58.6% in 2006 versus 2005, and 12.1% in 2005 versus 2004. The following table sets forth the increases in significant components of general and administrative expenses:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2006 vs.	2005 vs.
	2006	2005	2004	2006	2005	2004	2005	2004
		Restated (1)			Restated (1)			Restated (1)

($ in millions)
Employee compensation and related expenses	$73.7	$41.0	$41.8	3.0%	1.8%	2.3%	79.8%	(1.9)%
Other general and administrative expenses	27.2	22.0	20.0	1.1%	1.0%	1.1%	23.6%	10.0%
Administrative space and depreciation	22.7	18.7	11.9	0.9%	0.8%	0.7%	21.4%	57.1%
Legal, audit, and corporate insurance	13.3	9.4	7.0	0.6%	0.4%	0.4%	41.5%	34.3%
Share based compensation	13.0	3.4	3.6	0.5%	0.2%	0.2%	282.4%	(5.6)%

General and administrative expenses	$149.9	$94.5	$84.3	6.1%	4.2%	4.7%	58.6%	12.1%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Included in 2006 employee compensation and related expenses are severance expenses related to the Former CEO of $26.0 million. Excluding this amount, general and administrative expenses increased $29.4 million, or 31.1%. This remaining increase is primarily due to:

•	$3.9 million increase in legal, audit, and corporate insurance expenses primarily due to legal defense costs associated with class action complaints;

•	$9.6 million increase in share based compensation charges primarily resulting from the adoption of SFAS 123(R);

•	$4.0 million of increased administrative space and depreciation costs due to higher information technology spending primarily as a result of the opening of a new data center in August 2005; and

•	other increases including increased employee headcount to support our growth in 2006.

General and administrative expenses increased $10.2 million in 2005 versus 2004 due primarily to increases in employee compensation and related expenses and administrative space and depreciation, as a result of our new data center that was completed in the third quarter of 2005, and an increase in legal, audit and corporate insurance costs associated with our class action complaints.

Goodwill Impairment

Goodwill is primarily the result of our acquisition of CFP in September 1997. As of August 31, 2006, we concluded that the goodwill for CFP was impaired in the amount of $20.2 million. This impairment was included in our Other Schools segment. In performing our annual impairment test, we assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than our original expectations due to slower than forecasted revenue growth. After the impairment charge, our remaining goodwill totaled $16.9 million, which represents approximately 1.3% of total assets. There are no other long-lived assets at CFP that we believe are impaired. Additional impairment of this goodwill could affect future results of operations.

Share Based Compensation — Conversion of UPX Stock Options

The conversion of UPX Online common stock on August 27, 2004, required us to record a share based compensation charge related to the conversion of UPX Online stock options into Apollo Group Class A stock options. As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44” (“EITF 00-23”), we recognized pre-tax share based compensation expense of $16.9 million, and $100.3 million in 2005 and 2004, respectively, as options vested.

Interest Income and Other, Net

Interest income and other, net increased $1.3 million in 2006 versus 2005, and increased $0.5 million in 2005 versus 2004. The increase in 2006 was primarily attributable to an increase in interest rates partially offset by a decrease in average cash and cash equivalents, restricted cash and marketable securities. The $0.5 million increase in 2005 versus 2004 includes a $1.7 million non-cash impairment in 2004 for the write down of an investment in a venture capital fund. Excluding this non-cash impairment, interest income and other, net would have decreased in 2005 versus 2004 by $1.2 million. The decrease in 2005 was primarily attributable to a decrease in cash and cash equivalents, restricted cash and marketable securities between periods primarily as a result of stock repurchases and capital expenditures, partially offset by increases in overall interest rates.

Provision for Income Taxes

Our effective income tax rate decreased to 37.9% in 2006, from 40.1% in 2005, primarily as a result of a reduction in non-deductible compensation and state taxes, combined with an increase in tax-exempt interest. Our effective income tax rate was essentially flat between 2005 and 2004.

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

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities decreased $49.9 million, or 10.9%, to $408.7 million as of August 31, 2006 from $458.6 million as of August 31, 2005. Cash and cash equivalents and marketable securities represented 35.8% and 31.9% of our total assets as of August 31, 2005 and August 31, 2006, respectively. The reduction was primarily due to $514.9 million of repurchases of Apollo Group Class A common stock and $111.2 million of capital expenditures, partially offset by cash provided by operating activities of $551.0 million and cash provided by the issuance of Apollo Group Class A common stock of $29.0 million.

Cash Flows

Operating Activities.  Operating activities provided $551.0 million in cash during 2006 compared to providing $549.6 million in 2005. Included below is a summary of our operating cash flows:

	Year Ended August 31,
	2006	2005
		Restated

($ in millions)
Net income	$414.8	$427.9
Non-cash items	180.0	174.0
Changes in certain operating assets and liabilities	(43.8)	(52.3)

Net cash from operating activities	$551.0	$549.6

Our non-cash items primarily consist of the following:

	Year Ended August 31,
	2006	2005
		Restated

($ in millions)
Share based compensation	$27.7	$24.8
Excess tax benefits from share based compensation	(17.5)	—
Tax benefits from stock options exercised	—	42.6
Depreciation and amortization	67.3	45.6
Provision for uncollectible accounts receivable	101.0	57.1
Other, net	1.5	3.9

	$180.0	$174.0

Changes in certain operating assets and liabilities primarily consist of the following (in millions):

	Year Ended August 31,
	2006	2005
		Restated

($ in millions)
Accounts receivable, net	$(89.0)	$(99.9)
Accounts payable and accrued liabilities	20.4	(20.1)
Student deposits	11.5	31.0
Deferred revenue	1.9	26.3
Other, net	11.4	10.4

	$(43.8)	$(52.3)

Days sales outstanding (“DSO”) in accounts receivable as of August 31, 2006 and 2005, were 32 days and 34 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance.

Investing Activities.  Investing activities provided $95.6 million in cash during 2006 compared to $193.5 million in 2005. The 2006 amount primarily includes net maturities of marketable securities including auction rate securities of $216.2 million, partially offset by $111.2 million of capital expenditures, which includes $66.6 million related to the build out of our new corporate headquarters building in Phoenix, Arizona. The 2005 amount primarily includes net maturities of marketable securities including auction rate securities of $286.6 million, partially offset by $94.5 million of capital expenditures, including $5.7 million for our new corporate headquarters. We expect to spend $90.0 to $110.0 million on capital expenditures in 2007, of which approximately $40-50 million will be utilized for our new corporate headquarters building.

On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. We anticipate beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, we anticipate executing the sale lease-back option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the building and land, and expect to generate a gain on the sale for approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.

Financing Activities.  Financing activities used $474.8 million of cash during 2006 compared to $755.4 million in 2005. These amounts primarily relate to repurchases of our Class A common stock, net of proceeds from stock option exercises.

The Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations.

Shares of Apollo Group Class A common stock repurchased and reissued, and the related total cost, for the last two years is as follows:

				Maximum
			Average	Value
	Total # of		Price	of Shares
	Shares		Paid per	Available for
	Repurchased	Cost	Share	Repurchase

(Numbers in millions, except per share amounts)
Treasury stock as of August 31, 2004	—	$—	$—	$109.2
New authorizations	—	—	—	750.0
Shares repurchased	11.0	808.2	73.14	(808.2)
Shares reissued	(2.2)	(162.5)	72.75	—

Treasury stock as of August 31, 2005	8.8	645.7	73.24	51.0
New authorizations	—	—	—	600.0
Shares repurchased	8.2	514.9	63.00	(514.9)
Shares reissued	(1.5)	(106.6)	69.15	—

Treasury stock as of August 31, 2006	15.5	$1,054.0	$68.23	$136.1

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of August 31, 2006:

	Payments Due by Fiscal Year
	2007	2008-2009	2010-2011	Thereafter	Total

($ in millions)
Operating lease obligations	$132.1	$249.0	$187.9	$146.3	$715.3
Stadium naming rights(1)	7.2	12.1	12.8	122.4	154.5
Capital lease obligations	0.7	1.0	0.6	—	2.3
Purchase obligations(2)	41.1	—	—	—	41.1
Other long-term obligations(3)	3.0	—	—	3.0	6.0

Total	$184.1	$262.1	$201.3	$271.7	$919.2

(1)	Amounts consist of an agreement for 20-year naming rights to the Glendale, Arizona Sports Complex

(2)	Amounts primarily consist of purchase obligations for construction of buildings for future expansion.

(3)	Amounts primarily consist of deferred compensation payments due to John G. Sperling, our Founder.

We have no other material commercial commitments not included in the above table.

Recent Accounting Pronouncements

See Note 2 of our financial statements included in Part II, Item 8, which is incorporated by reference in this Part II, Item 7.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Interest Rate Risk

Our portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. We intend to hold all securities, other than auction-rate securities, to maturity. During the fiscal year ended August 31, 2006, interest income earned on our portfolio of marketable securities would have decreased $3.0 to $4.0 million due to a 100 basis point decrease in interest rates. We manage this interest rate risk by monitoring market conditions and the value of these assets. We have no significant short-term or long-term debt; therefore, we do not face any other significant interest rate risk.

Concentration of Credit Risk

A substantial portion of credit extended to students is paid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized (the “Higher Education Act”), which the Company refers to as “Title IV programs.” The following table summarizes the Company’s total revenues from Title IV programs for the fiscal years ended 2006, 2005, and 2004.

	2006	2005	2004

($ in millions)
Total Title IV funding received	$1,536.6	$1,345.4	$1,004.9
Total tuition and other revenues, net	2,477.5	2,251.1	1,800.0
Total Title IV funding as a percentage of total revenue	62.0%	59.8%	55.8%

We extend unsecured credit to a portion of the students enrolled. Receivables are not collateralized; however, credit risk is reduced as the amounts owed by any individual student is small relative to the total tuition receivable and the customer base is geographically diverse.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2006 and 2005 and the related consolidated statements of income, other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on September 1, 2005.

As discussed in Note 3 to the consolidated financial statements, the accompanying fiscal 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 21, 2007

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
	2006	2005

		Restated(1)

($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$309,058	$137,184
Restricted cash	238,267	227,102
Marketable securities, current portion	45,978	224,112
Accounts receivable, net	160,583	172,602
Deferred tax assets, current portion	32,622	25,506
Other current assets	16,424	22,643

Total current assets	802,932	809,149
Property and equipment, net	328,440	270,645
Marketable securities, less current portion	53,692	97,350
Goodwill	16,891	37,096
Deferred tax assets, less current portion	53,131	40,542
Other assets (includes receivable from related party of $15,758 and $14,843 as of 2006 and 2005, respectively)	27,919	26,766

Total assets	$1,283,005	$1,281,548

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$61,289	$40,129
Accrued liabilities	73,513	61,315
Income taxes payable	47,812	69,163
Current portion of long-term liabilities	23,101	19,499
Student deposits	254,130	242,675
Current portion of deferred revenue	135,911	133,964

Total current liabilities	595,756	566,745
Deferred revenue, less current portion	384	351
Long-term liabilities, less current portion	82,492	80,232

Total liabilities	678,632	647,328

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,004,000 and 188,002,000 issued as of August 31, 2006 and 2005, respectively, and 172,555,000 and 179,184,000 outstanding as of August 31, 2006 and 2005, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 and 477,000 issued and outstanding as of August 31, 2006 and 2005, respectively	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 15,449,000 and 8,818,000 shares as of August 31, 2006 and 2005, respectively	(1,054,046)	(645,742)
Retained earnings	1,659,349	1,280,996
Accumulated other comprehensive loss	(1,034)	(1,138)

Total shareholders’ equity	604,373	634,220

Total liabilities and shareholders’ equity	$1,283,005	$1,281,548

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
	2006	2005	2004

		Restated (1)

($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$2,477,533	$2,251,114	$1,800,047

Costs and expenses:
Instructional costs and services	1,112,660	956,631	781,437
Selling and promotional	544,706	485,451	383,800
General and administrative	149,928	94,485	84,326
Goodwill impairment	20,205	—	—
Share based compensation(2)	—	16,895	100,283

Total costs and expenses	1,827,499	1,553,462	1,349,846

Income from operations	650,034	697,652	450,201
Interest income and other, net	18,054	16,787	16,305

Income before income taxes	668,088	714,439	466,506
Provision for income taxes	253,255	286,506	186,421

Net income	$414,833	$427,933	$280,085

Income attributed to Apollo Group Class A common stock:

Net income	$414,833	$427,933	$280,085
Stock dividends paid(2)	—	—	(114,155)
Income attributed to UPX Online common shareholders	—	—	(24,195)

Income attributed to Apollo Group Class A common shareholders	$414,833	$427,933	$141,735

Income attributed to UPX Online common stock:(2)

Net income			$24,195
Stock dividends paid(2)			114,155

Income attributed to UPX Online common shareholders			$138,350

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$2.38	$2.34	$0.80

Diluted income per share	$2.35	$2.30	$0.79

Basic weighted average shares outstanding	174,351	182,928	176,175

Diluted weighted average shares outstanding	176,205	186,066	178,914

Earnings per share attributed to UPX Online common stock:(2)

Basic income per share			$8.74

Diluted income per share			$8.10

Basic weighted average shares outstanding			15,825

Diluted weighted average shares outstanding			17,074

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Related to the August 27, 2004, conversion of UPX Online common stock outstanding and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2006	2005	2004

		Restated(1)

($ in thousands)
Net income	$414,833	$427,933	$280,085
Other comprehensive income (net of tax):
Currency translation gain (loss)	104	(573)	(241)

Comprehensive income	$414,937	$427,360	$279,844

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock						Treasury Stock
	Apollo Group				UPX Online		Apollo Group
	Class A Nonvoting		Class B Voting		Nonvoting		Class A		UPX Online
		Stated		Stated		Stated		Stated		Stated
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Shares	Value

($ in thousands)
Balance as of August 31, 2003 (As Previously Reported)	177,389	$103	477	$1	15,659	$—	2,103	$(27,100)	86	$(4,601)
Cumulative effect of restatement on prior years	—	—	—	—	—	—	—	—	—	—

Balance as of August 31, 2003 (Restated(1))	177,389	103	477	1	15,659	—	2,103	(27,100)	86	(4,601)
Treasury stock purchases	—	—	—	—	(1,484)	—	5,674	(443,500)	1,484	(117,996)
Treasury stock issued under stock purchase plans	—	—	—	—	77	—	(73)	2,057	(37)	2,746
Treasury stock issued under stock option plans	—	—	—	—	616	—	(1,300)	27,264	(187)	11,735
Tax benefits of stock options exercised (Restated)	—	—	—	—	—	—	—	—	—	—
Conversion of UPX Online common stock (Restated)	10,178	—	—	—	(14,868)	—	(6,404)	441,279	(1,346)	108,116
Stock dividends paid	—	—	—	—	—	—	—	—	—	—
Share based compensation (Restated)	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (Restated)	—	—	—	—	—	—	—	—	—	—

Balance as of August 31, 2004 (Restated(1))	187,567	103	477	1	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	11,051	(808,192)	—	—
Common and treasury stock issued under stock purchase plans (Restated)	41	—	—	—	—	—	(122)	8,928	—	—
Common and treasury stock issued under stock option plans (Restated)	394	—	—	—	—	—	(2,111)	153,522	—	—
Tax benefits of stock options exercised (Restated)	—	—	—	—	—	—	—	—	—	—
Share based compensation (Restated)	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
Net income (Restated)	—	—	—	—	—	—	—	—	—	—

Balance as of August 31, 2005 (Restated(1))	188,002	103	477	1	—	—	8,818	(645,742)	—	—
Treasury stock purchases	—	—	—	—	—	—	8,173	(514,931)	—	—
Treasury stock issued under stock purchase plans	—	—	—	—	—	—	(147)	10,102	—	—
Treasury stock issued under stock option plans	—	—	—	—	—	—	(1,395)	96,525	—	—
Tax benefits of stock options exercised	—	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	—	—	—	—
Cash paid for cancellation of vested stock options	—	—	—	—	—	—	—	—	—	—
Conversion of Apollo Group Class B common stock	2	—	(2)	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—

Balance as of August 31, 2006	188,004	$103	475	$1	—	$—	15,449	$(1,054,046)	—	$—

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

			Accumulated
	Additional		Other	Total
	Paid-in	Retained	Comprehensive	Shareholders’
	Capital	Earnings	Income	Equity

($ in thousands)
Balance as of August 31, 2003 (As Previously Reported)	$293,650	$765,196	$(324)	$1,026,925
Cumulative effect of restatement on prior years	20,375	(62,504)	—	(42,129)

Balance as of August 31, 2003 (Restated(1))	314,025	702,692	(324)	984,796
Treasury stock purchases	—	—	—	(561,496)
Treasury stock issued under stock purchase plans	4,154	—	—	8,957
Treasury stock issued under stock option plans	3,098	—	—	42,097
Tax benefits of stock options exercised (Restated)	32,161	—	—	32,161
Conversion of UPX Online common stock (Restated)	(549,395)	—	—	—
Stock dividends paid	114,155	(114,155)	—	—
Share based compensation (Restated)	108,606	—	—	108,606
Currency translation adjustment, net of tax	—	—	(241)	(241)
Net income (Restated)	—	280,085	—	280,085

Balance as of August 31, 2004 (Restated(1))	26,804	868,622	(565)	894,965
Treasury stock purchases	—	—	—	(808,192)
Common and treasury stock issued under stock purchase plans (Restated)	1,317	—	—	10,245
Common and treasury stock issued under stock option plans (Restated)	(95,448)	(15,559)	—	42,515
Tax benefits of stock options exercised (Restated)	42,568	—	—	42,568
Share based compensation (Restated)	24,759	—	—	24,759
Currency translation adjustment, net of tax	—	—	(573)	(573)
Net income (Restated)	—	427,933	—	427,933

Balance as of August 31, 2005 (Restated(1))	—	1,280,996	(1,138)	634,220
Treasury stock purchases	—	—	—	(514,931)
Treasury stock issued under stock purchase plans	(2,389)	—	—	7,713
Treasury stock issued under stock option plans	(38,787)	(36,480)	—	21,258
Tax benefits of stock options exercised	19,772	—	—	19,772
Share based compensation	27,735	—	—	27,735
Cash paid for cancellation of vested stock options	(6,331)	—	—	(6,331)
Conversion of Apollo Group Class B common stock	—	—	—	—
Currency translation adjustment, net of tax	—	—	104	104
Net income	—	414,833	—	414,833

Balance as of August 31, 2006	$—	$1,659,349	$(1,034)	$604,373

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2006	2005	2004

		Restated(1)

($ in thousands)
Cash flows provided by operating activities:
Net income	$414,833	$427,933	$280,085
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	27,735	7,864	8,323
Share based compensation — conversion of UPX Online stock options	—	16,895	100,283
Tax benefits from stock options exercised	—	42,568	32,161
Excess tax benefits from share based compensation	(17,476)	—	—
Depreciation and amortization	67,290	45,592	45,787
Amortization of marketable securities discount and premium, net	929	3,586	6,121
Provision for uncollectible accounts receivable	101,038	57,113	30,981
Goodwill impairment	20,205	—	—
Investment impairment	—	—	1,700
Deferred income taxes	(19,705)	333	(40,961)
Changes in assets and liabilities:
Accounts receivable, net	(89,019)	(99,902)	(49,379)
Other assets	5,609	(2,872)	(4,664)
Accounts payable and accrued liabilities	20,424	(20,078)	34,122
Income taxes payable	(1,579)	4,355	21,774
Student deposits	11,455	31,008	54,489
Deferred revenue	1,947	26,288	19,880
Other liabilities	7,322	8,921	5,506

Net cash provided by operating activities	551,008	549,604	546,208

Cash flows provided by investing activities:
Additions to property and equipment	(44,629)	(88,802)	(76,526)
Purchase of land and buildings related to UPX Online expansion in 2004 and new headquarters building in 2006	(66,611)	(5,680)	(33,003)
Proceeds from sale-leaseback	—	—	31,278
Purchase of marketable securities including auction rate securities	(1,420,055)	(475,009)	(1,132,801)
Maturities of marketable securities including auction rate securities	1,636,283	761,654	1,282,700
Other change in restricted cash	(6,530)	5,000	1,042
Purchase of other assets	(2,881)	(3,657)	(3,081)

Net cash provided by investing activities	95,577	193,506	69,609

Cash flows used in financing activities:
Repurchase of Apollo Group Class A common stock	(514,931)	(808,192)	(443,500)
Issuance of Apollo Group Class A common stock	28,971	52,760	36,183
Cash paid for cancellation of vested options	(6,331)	—	—
Excess tax benefits from share based compensation	17,476	—	—
Repurchase of UPX Online common stock	—	—	(117,996)
Issuance of UPX Online common stock	—	—	14,871

Net cash used in financing activities	(474,815)	(755,432)	(510,442)

Currency translation gain (loss)	104	(573)	(241)

Net increase (decrease) in cash and cash equivalents	171,874	(12,895)	105,134
Cash and cash equivalents, beginning of year	137,184	150,079	44,945

Cash and cash equivalents, end of year	$309,058	$137,184	$150,079

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$273,915	$239,327	$173,715
Supplemental disclosure of non-cash investing activities
Deferred gain on sale-leaseback	$—	$—	$12,967
Credits received for tenant improvements	$11,709	$16,429	$19,372
Purchases of property and equipment included in accounts payable	$12,934	$2,352	$7,415

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1.	Nature of Operations

Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. The Company offers innovative and distinctive educational programs and services from high school through college-level at 99 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. The Company’s combined Degreed Enrollment for UPX and Axia College as of August 31, 2006, was approximately 282,300. In addition, students are enrolled in WIU, CFP and IPD Client Institutions (as defined below), and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in the Company’s degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).

UPX is accredited by The Higher Learning Commission (“HLC”), and has been a member of the North Central Association of Colleges and Schools since 1978. UPX offers associate’s, bachelor’s, master’s, and doctoral degree programs at 75 local campuses and 123 learning centers located in 37 states, Puerto Rico, Alberta, British Columbia, The Netherlands, and Mexico. UPX also offers these educational programs worldwide through its computerized educational delivery system. Axia College, which has been a part of UPX since March 2006 (previously it was part of WIU), offers associate’s degrees in business, criminal justice, general studies, health administration, and information technology worldwide through its computerized educational delivery system.

WIU is accredited by The HLC, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through joint educational agreements with educational institutions in China and India.

IPD provides program development and management consulting services to regionally accredited private colleges and universities (“Client Institutions”) who are interested in expanding or developing their programs for working students. IPD provides these services at 22 colleges and 36 learning centers in 24 states in exchange for a contractual share of the tuition revenues generated from these programs.

CFP, located near Denver, Colorado, provides financial planning education programs, as well as regionally accredited graduate degree programs in financial planning, financial analysis, and finance. CFP also offers some of its non-degree programs at UPX campuses.

The Company’s fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2006, 2005, and 2004 relate to the fiscal years ended August 31, 2006, 2005, and 2004, respectively.

Note 2.	Significant Accounting Policies

Use of Estimates

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

Principles of Consolidation

The consolidated financial statements include the accounts of Apollo and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company’s educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers or personal funds.

Tuition and other net revenues consist largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials. Tuition and other revenues are shown net of discounts relating to a variety of promotional programs including military discounts, special promotional incentives designed to generate new student enrollment, early payment discounts and other incentives. Tuition benefits for the Company’s employees are included in tuition revenue and as a part of employee benefit expense. Total employee tuition benefits were $52.9 million, $48.2 million, and $34.9 million for the years ended 2006, 2005 and 2004, respectively.

The following table presents the most significant components as percentages of total tuition and other, net revenue for the years ended August 31, 2006, 2005 and 2004:

	Year Ended August 31,
	2006		2005		2004
			Restated		Restated

($ in thousands)
Tuition revenue	$2,304,288	93%	$2,114,082	94%	$1,678,994	93%
IPD services revenue	74,442	3%	69,564	3%	62,664	3%
Application and related fees	33,795	1%	36,381	2%	28,705	2%
Online course material revenue	138,661	6%	104,528	5%	69,084	4%
Other revenue	31,728	1%	33,786	1%	23,039	1%

Tuition and other revenue, gross	2,582,914	104%	2,358,341	105%	1,862,486	103%
Less: Discounts	(105,381)	(4)%	(107,227)	(5)%	(62,439)	(3)%

Tuition and other revenue, net	$2,477,533	100%	$2,251,114	100%	$1,800,047	100%

Tuition revenue encompasses both online and classroom-based learning. Tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. During certain periods of the year and in certain businesses, the Company adjusts its revenue recognition to account for holiday breaks such as Christmas and Thanksgiving.

IPD services revenues consist of the contractual share of tuition revenues from students enrolled in IPD programs at Client Institutions. IPD contracts with Client Institutions to provide services including, but not limited to, management consulting and training; program development; program administration; instructor and student recruiting; and student accounting, collection and recordkeeping. The contractual share varies by contract and may change over time. The Company’s contractual share ranges between 30% and 50%. Contracts generally have terms of 10 years with provisions for renewal. The portion of service revenue to which the Company is entitled under the terms of the contracts is recognized on a pro rata basis as defined.

Application and related fees consist of the fees students pay when submitting an enrollment application and the application costs related to the expenses associated with processing the applications. Both the fees and the costs are deferred and recognized over the average length of time it takes for a student to complete a program of study.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Online course material revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students.

Other revenue is primarily composed of non-tuition generating revenues, such as renting classroom space and other student support services. This revenue is recognized as these services are provided.

Generally, tuition and other net revenues vary from period to period based on several factors, including (1) the aggregate number of students attending classes, (2) the number of classes held during the period, and (3) the tuition price per credit hour.

Tuition and other net revenues exclude any applicable state and city sales taxes. Upon conclusion of a taxable transaction, the amount of tax collected is withheld and subsequently paid to the appropriate taxing jurisdiction.

Concentration of Credit Risk

A substantial portion of credit extended to students is paid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized (the “Higher Education Act”), which the Company refers to as “Title IV programs.” The following table summarizes total revenues from Title IV programs for the fiscal years ended 2006, 2005 and 2004.

	2006	2005	2004

($ in thousands)
Total Title IV funding received	$1,536,616	$1,345,405	$1,004,946
Total tuition and other revenues, net	2,477,533	2,251,114	1,800,047
Total Title IV funding as a percentage of total revenue	62.0%	59.8%	55.8%

The Company is subject to annual compliance audits as well as reviews by the U.S. Department of Education. The Company believes it is in compliance with Title IV requirements.

The Company extends unsecured credit to a portion of the students enrolled. Receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total tuition receivable and the customer base is geographically diverse.

Allowance for Doubtful Accounts

See also Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the restatement related to the allowance for doubtful accounts.

The Company reduces accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, the Company looks at the historical write-offs of its receivables. The Company monitors its collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than its collection of receivables for students who remain in the Company’s educational programs. An increase in the amount of return to the lenders and a lower collection rate are factored into the determination of an appropriate allowance amount. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, the Company believes its allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. The Company’s accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once the Company has exhausted all efforts to collect the account, which include collection attempts by Company employees and outside collection agencies.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, bank overnight deposits, and tax-exempt commercial paper, which are all placed with high-credit-quality institutions. The Company has not experienced any losses on its cash and cash equivalents.

Restricted Cash

A significant portion of the Company’s revenue is received from students who participate in government financial aid and assistance programs. Restricted cash primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV program funds. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV program funds collected in advance of student billings to be kept in separate cash or cash equivalent accounts until the students are billed for that portion of their program. The Company records these amounts as restricted cash. On average, the majority of these funds remains as restricted cash for a period between 60 and 90 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows until the cash is transferred from these restricted accounts to the Company’s operating accounts. The Company’s restricted cash is primarily invested in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less. Changes in restricted cash are included in purchases and maturities of marketable securities on the Consolidated Statements of Cash Flows.

Marketable Securities

Marketable securities consist of auction rate securities, municipal bonds, U.S. government-sponsored enterprises, and corporate obligations. The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Marketable securities with a maturity date greater than one year are considered noncurrent, while all other marketable securities are considered current. The Company has the ability and intention to hold its marketable securities, other than auction-rate securities, until maturity and therefore classifies these investments as held-to-maturity, reported at amortized cost. Auction-rate securities with auction or reset dates prior to the maturity date of the underlying security are classified as current and available for sale and are reported at amortized cost, which approximates the estimated market value. Interest and dividend income, including the amortizations of the premium and discount, are included in interest income and other, net in the Company’s Consolidated Statements of Income.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation. Furniture, equipment, and software is depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Construction in progress is recorded at cost until the corresponding asset is placed into service and depreciation begins. Buildings are depreciated using the straight-line method over the estimated useful life of seven to ten years. Maintenance and repairs are expensed as incurred.

The Company capitalizes certain internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Such costs consist primarily of the direct labor associated with building the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. SOP 98-1 describes three stages of software development projects: the preliminary project stage (all

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of designing the chosen path, coding, installation of hardware, and testing. The Company capitalizes costs incurred during the development phase of the project as permitted.

Goodwill

Goodwill is primarily the result of the Company’s acquisition of CFP, which was acquired in September 1997. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses goodwill and other intangible assets that have indefinite useful lives and prescribes that these assets will not be amortized, but instead tested for impairment at least annually or more frequently if circumstances arise indicating potential impairment. If the carrying amount of the reporting unit containing goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the goodwill is less than the carrying amount of the goodwill. This pronouncement provides specific guidance on performing impairment tests for goodwill and indefinite-lived intangibles.

The process of evaluating the potential impairment of goodwill requires judgment. In assessing the fair value of the Company’s reporting units, the Company makes estimates about the future cash flows of its reporting units. The Company’s cash flow forecast is based on assumptions that are consistent with the plans and estimates the Company is using to manage the underlying businesses. Other factors the Company considers include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If the Company’s estimates or related assumptions change in the future, the Company may be required to record non-cash impairment charges for these assets. In addition, the Company makes certain judgments about allocating shared assets and liabilities to the balance sheets for its reporting units. The Company has engaged a third-party valuation expert to assist in evaluating the fair values of its reporting units. The Company has selected August 31 as the date on which it performs its annual goodwill impairment test.

As of August 31, 2006, the Company concluded that the goodwill for CFP was impaired in the amount of $20.2 million. This impairment was included in the Company’s Other Schools segment. In performing its annual impairment test, the Company assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than the Company’s original expectations due to slower-than-forecasted revenue growth. After the impairment charge, the remaining goodwill totaled $16.9 million, which represents approximately 1.3% of total assets. There are no other long-lived assets that the Company believes are impaired. Additional impairments could affect future results of operations.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. The Company’s major long-lived asset as of August 31, 2006 is property and equipment. The Company believes the carrying amounts are fully recoverable and no impairment exists.

Insurance Reserves

The Company records liabilities for claims and related expenses that are estimable and probable related to its self-insured medical and dental insurance programs in accordance with the contractual terms of the insurance policies. Accounting for insurance liabilities that are self-insured involves uncertainty, because estimates and judgments are used to determine the liability to be recorded for reported claims and claims incurred but not reported. The Company considers its historical experience in determining the appropriate insurance reserves to record in the

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets. If the current claim trends were to differ significantly from the Company’s historic claim experience, a corresponding adjustment would be made to the insurance reserves.

Share Based Compensation

See also Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the restatement related to the Company’s stock option grants.

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

SFAS 123(R) requires the Company to calculate the fair value of share based awards on the date of grant. The Company uses the Black-Scholes-Merton option pricing model (“BSM”) to estimate fair value. The BSM requires the Company to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share based awards, based on both historical information and management judgment regarding market factors and trends. The Company amortizes the share based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense may be required in future periods.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Management judgment is required in determining the provision for income taxes and, in particular, whether or not a valuation allowance should be recorded against the Company’s deferred tax assets.

Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). When one class of common stock is convertible into another class of common stock, SFAS 128 requires the use of the two-class method of computing earnings per share. The two-class method is an earnings allocation formula that determines the earnings per share according to participation rights in undistributed earnings. For the period September 1, 2003 through August 27, 2004, the Company presented basic and diluted earnings per share for Apollo Group Class A common stock and UPX Online common stock using the two-class method. With

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to the Apollo Group Class A and Class B common stock, dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Apollo Group Class B common stock in an identical manner as follows: holders of the Company’s Apollo Group Class A common stock and Apollo Group Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors.

Basic earnings per share for Apollo Group Class A common stock for these periods was calculated by dividing Apollo Group earnings (including its retained interest in UPX Online earnings) by the weighted average number of shares of Apollo Group Class A and Class B common stock outstanding. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options issuable under the Company’s stock option plans, exclusive of options granted with respect to UPX Online common stock, where applicable.

For periods in which UPX Online common stock was outstanding, basic earnings per share for UPX Online common stock for these periods was calculated by dividing UPX Online earnings (excluding Apollo Group’s retained interest in UPX Online earnings) by the weighted average number of shares of UPX Online common stock outstanding. Diluted earnings per share was calculated similarly, except that it included the dilutive effect of the assumed exercise of options with respect to UPX Online common stock.

On August 27, 2004, the UPX Online common stock was converted to Apollo Group Class A common stock. Beginning on August 28, 2004, and for the years ended August 31, 2006 and 2005, the financial results of the Apollo Group Class A common stock reflect Apollo’s consolidated operations. Basic earnings per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options issuable under the Company’s stock option plans.

Both basic and diluted weighted average shares have been retroactively restated for stock splits effected in the form of stock dividends. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

Leases

See also Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the restatement related to the Company’s leases.

The Company currently leases substantially all of its administrative and educational facilities under operating lease agreements. Most lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. In accordance with SFAS No. 13 “Accounting for Leases” (“SFAS 13”), in instances where one or more of these items are included in a lease agreement, the Company records a deferred rent asset or liability on the Consolidated Balance Sheets and records the rent expense evenly over the term of the lease. All tenant improvement allowances that are spent on leasehold activities are reflected under investing activities as additions to property and equipment on the Consolidated Statements of Cash Flows. Cash received for tenant improvement allowances are reflected as a component of operating activities and credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on the Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, the Company records rent expense and amortizes the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) when the Company does not believe that the renewal of the option is reasonably assured. The Company is also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. The Company also leases facility space from time to time on a short-term basis in order to provide specific courses or programs.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.

Selling and Promotional Costs

Selling and promotional costs consist primarily of compensation and employee benefits for enrollment counselors, management and support staff, corporate marketing, advertising, production of marketing materials, and other costs related to selling and promotional functions. The Company expenses selling and promotional costs as incurred.

Start-Up Costs

Costs such as advertising, marketing, temporary services, employee relocation, and supplies related to the start-up of new campuses and learning centers are expensed as incurred.

Foreign Currency Translation

The financial position and results of operations for the Company’s foreign operations are measured using the local currency as the functional currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as accumulated other comprehensive income.

Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, certain marketable securities, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.

The related party receivable represents a promissory note due from Dr. John G. Sperling, the founder and Acting Executive Chairman of the Board, as described in Note 9. The note was executed on December 14, 2001 in an arms-length transaction and accrues interest at a fixed annual rate of six percent. The carrying value of the related party receivable reasonably approximates its fair value, as determined by applying historical index adjusted interest rates to the outstanding balance between the execution date and August 31, 2006.

Loss Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible and the amount is material. For matters where no loss contingency is recorded, the Company’s policy is to expense legal fees as incurred.

Certain Reclassifications

The Company revised the presentation of the consolidated statements of cash flows to combine the purchase and maturities of marketable securities with the changes in restricted cash, including the purchase and maturity of restricted auction rate securities.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

On September 1, 2005, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share based awards made to employees and directors, based on estimated fair values of the share award on the date of grant. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 which provided additional guidelines for implementing SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, which should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Company adopted SFAS 154 beginning in the first quarter of fiscal year 2007. There was no impact upon adoption.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, along with a framework for measuring it. It also requires additional disclosure about using fair value to measure assets and liabilities. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods. The Company is currently evaluating the impact SFAS 157 will have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 159 will have on its financial condition and results of operations.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires registrants to consider the effect of all carry-over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting SAB 108 guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported in the annual financial statements of the first fiscal year ending after November 15, 2006. The application of the provisions of SAB 108 is not expected to have a material impact on the Company’s financial condition and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact FIN 48 will have on its financial condition and results of operations.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Emerging Issues Task Force (“EITF”) issued Statement Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 clarified that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement in which the employee is not required to perform any duties during the absence “accumulates” and therefore should be accounted for as a liability if the other conditions for recognition under FASB Statement No. 43 are met. The Company has not applied this guidance as it does not offer sabbaticals to its faculty or staff.

Note 3.	Restatement of Consolidated Financial Statements

As a result of the errors discussed below, the Company has restated its consolidated balance sheet as of August 31, 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows, including related disclosures, for each of the fiscal years ended August 31, 2005 and 2004 (the “Restatement”).

Share Based Compensation Expense Adjustment

With the completion of the Company’s reviews discussed below, the Company determined that errors had occurred in the accounting for share based compensation. Specifically, the Company determined that 57 of the 100 total grants made from June 1994 to September 2006 used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax) in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to Internal Revenue Code (“IRC”) Section 162(m) and related penalties and interest. This incremental share based compensation expense results in a cumulative decrease to pre-tax income of $21.1 million ($34.2 million after-tax) for the years ended August 31, 2002 through 2005.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Tax Related Matters — Section 162(m)

In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment for federal tax purposes), of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.

Restatement Adjustments

(1) Share Based Compensation — As discussed above, the Company has restated its financial results to record share based compensation expense.

(2) Allowance for Doubtful Accounts — During the year ended August 31, 2006, the Company concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write-offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its collection of receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented.

(3) Other Adjustments — The Company concluded that the accounting for various accounts such as cash, revenue, property and equipment, lease accounting and other investments was not properly recorded in accordance with GAAP. Specifically, the impairment in a venture capital fund investment should have been recorded in an earlier period; cash related to scholarships, grants, and refunds should have been classified as restricted cash and student deposits; different assumptions should have been used in determining the fair value of options; certain share based compensation was improperly amortized amongst quarters; auction rate securities were improperly classified as cash and cash equivalents in certain periods; and certain revenue under tuition discount programs were not properly recorded. Certain of these errors resulted in adjustments to pre-tax expense shown in other adjustments in the table below.

Adjustments to the Company’s lease accounting resulted in a net increase in expense of $2.6 million and $0.7 million for the years ended August 31, 2005 and 2004, respectively, and adjustments to the balance sheet of $2.6 million as of August 31, 2005. Specifically, the Company determined that the accounting for its tenant improvement allowances was not in accordance with GAAP. As part of the Restatement, the errors in the Company’s accounting for the tenant improvement allowances were corrected and certain of its operating leases now have been properly accounted for as capital leases. These adjustment amounts are included in Other Adjustments in the table below.

(4) Tax Effect of Adjustments — The tax effect of the Restatement adjustments is shown below. The adjustment of $59.4 million to income taxes payable as of August 31, 2005 is comprised primarily of potential taxes attributable to IRC Section 162(m) and related penalties and interest. Due to statute expirations in fiscal year 2006, the amount accrued as of August 31, 2006 for federal taxes is $41.1 million.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Restatement

As a result of the Restatement, retained earnings as of September 1, 2003 has been adjusted from $765.2 million to $702.7 million.

Summary of Impact of Restatement Adjustments
					Tax Effect of Adjustments(4)
					Income Tax Provision (Benefit)
					Related
	Share Based			Total	to Share	Related to		Penalty and	Tax Effect		Total
	Compensation	Bad Debt	Other	Adjustments,	Based	Bad Debt		Interest on	of 162(m)	Total Tax	Adjustments,
Fiscal Year	Expense(1)	Expense(2)	Adjustments(3)	Pre-Tax	Compensation	and Other	Total	Exercises	Limitation	Effect	Net of Tax

($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127

Cumulative effect on September 1, 2003 opening retained earnings	62,880	8,176	4,976	76,032	(25,258)	(5,276)	(30,534)	8,372	8,634	(13,528)	62,504
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)
2005	4,935	11,701	(1,233)	15,403	(1,963)	(4,163)	(6,126)	4,050	3,471	1,395	16,798

Total	$52,886	$23,980	$4,551	$81,417	$(21,280)	$(11,393)	$(32,673)	$14,963	$13,284	$(4,426)	$76,991

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of the Restatement on the Company’s previously issued Consolidated Balance Sheet as of August 31, 2005, Consolidated Statements of Income for the years ended August 31, 2005 and 2004 and Consolidated Statements of Cash Flows for the years ended August 31, 2005 and 2004.

Consolidated Balance Sheet

	August 31, 2005
	As Previously
	Reported	Adjustments		Restated

($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$145,607	$(8,423	)(3)	$137,184
Restricted cash	225,706	1,396	(3)	227,102
Marketable securities, current portion	224,112	—		224,112
Accounts receivable, net	201,615	(29,013	)(2-3)	172,602
Deferred tax assets, current portion	14,991	10,515	(4)	25,506
Other current assets	23,058	(415	)(3)	22,643

Total current assets	835,089	(25,940)		809,149
Property and equipment, net	268,661	1,984	(3)	270,645
Marketable securities, less current portion	97,350	—		97,350
Goodwill	37,096	—		37,096
Deferred tax assets, less current portion	35,756	4,786	(4)	40,542
Other assets (includes receivable from related party of $14,843)	28,993	(2,227	)(3)	26,766

Total assets	$1,302,945	$(21,397)		$1,281,548

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$40,129	$—		$40,129
Accrued liabilities	61,315	—		61,315
Income taxes payable	9,740	59,423	(4)	69,163
Current portion of long-term liabilities	18,878	621	(3)	19,499
Student deposits	249,696	(7,021	)(3)	242,675
Current portion of deferred revenue	138,214	(4,250	)(3)	133,964

Total current liabilities	517,972	48,773		566,745
Deferred revenue, less current portion	351	—		351
Long-term liabilities, less current portion	77,748	2,484	(3)	80,232

Total liabilities	596,071	51,257		647,328

Commitments and contingencies (Notes 11, 15, and 18)

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—		—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued and 179,184,000 outstanding as of August 31, 2005	103	—		103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding as of August 31, 2005	1	—		1
Additional paid-in capital	—	—		—
Apollo Group Class A treasury stock, at cost, 8,818,000 shares as of August 31, 2005	(645,742)	—		(645,742)
Retained earnings	1,353,650	(72,654	)(1-4)	1,280,996
Accumulated other comprehensive loss	(1,138)	—		(1,138)

Total shareholders’ equity	706,874	(72,654)		634,220

Total liabilities and shareholders’ equity	$1,302,945	$(21,397)		$1,281,548

See Note 17 for restatement of previously reported quarterly financial statements.

(1), (2), (3) & (4) See above under “Restatement Adjustments” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income

	Year Ended August 31, 2005				Year Ended August 31, 2004
	As Previously				As Previously
	Reported	Adjustments		Restated	Reported	Adjustments		Restated

($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$2,251,472	$(358	)(3)	$2,251,114	$1,798,423	$1,624	(3)	$1,800,047

Costs and expenses:
Instructional costs and services	935,743	20,888	(1-3)	956,631	765,495	15,942	(1-3)	781,437
Selling and promotional	484,770	681	(1)	485,451	383,078	722	(1)	383,800
General and administrative	98,286	(3,801	)(1,3)	94,485	88,090	(3,764	)(1,3)	84,326
Share based compensation(5)	19,824	(2,929	)(1)	16,895	123,535	(23,252	)(1)	100,283

Total costs and expenses	1,538,623	14,839		1,553,462	1,360,198	(10,352)		1,349,846

Income from operations	712,849	(15,197)		697,652	438,225	11,976		450,201
Interest income and other, net	16,993	(206	)(3)	16,787	18,263	(1,958	)(3)	16,305

Income before income taxes	729,842	(15,403)		714,439	456,488	10,018		466,506
Provision for income taxes	285,111	1,395	(4)	286,506	178,714	7,707	(4)	186,421

Net income	$444,731	$(16,798)		$427,933	$277,774	$2,311		$280,085

Income attributed to Apollo Group Class A common stock:
Net income	$444,731	$(16,798)		$427,933	$277,774	$2,311		$280,085
Stock dividends paid(5)	—	—		—	(114,155)	—		(114,155)
Income attributed to UPX Online common shareholders	—	—		—	(25,819)	1,624		(24,195)

Income attributed to Apollo Group Class A common shareholders	$444,731	$(16,798)		$427,933	$137,800	$3,935		$141,735

Income attributed to UPX Online common stock:(5) Net income					$25,819	$(1,624)		$24,195
Stock dividends paid(5)					114,155	—		114,155

Income attributed to UPX Online common shareholders					$139,974	$(1,624)		$138,350

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$2.43	$(0.09)		$2.34	$0.78	$0.02		$0.80

Diluted income per share	$2.39	$(0.09)		$2.30	$0.77	$0.02		$0.79

Basic weighted average shares outstanding	182,928	—		182,928	176,175	—		176,175

Diluted weighted average shares outstanding	186,015	51		186,066	178,897	17		178,914

Earnings per share attributed to UPX Online common stock:(5) Basic income per share					$8.85	$(0.10)		$8.74

Diluted income per share					$8.19	$(0.09)		$8.10

Basic weighted average shares outstanding					15,825	—		15,825

Diluted weighted average shares outstanding					17,081	(7)		17,074

See Note 17 for restatement of previously reported quarterly financial statements.

(1), (2), (3) & (4) See above under “Restatement Adjustments” for a detailed summary of adjustments.

(5)	Related to the August 27, 2004, conversion of UPX Online common stock outstanding and stock options to Apollo Group Class A common stock outstanding and stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Cash Flows

	Year Ended August 31, 2005
	As Previously
	Reported	Adjustments		Restated

($ in thousands)
Cash flows provided by (used in) operating activities:
Net income	$444,731	$(16,798	)(1-4)	$427,933
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	—	7,864	(1)	7,864
Share based compensation — conversion of UPX Online stock options	19,824	(2,929	)(1)	16,895
Tax benefits from stock options exercised	41,183	1,385	(4)	42,568
Depreciation and amortization	54,498	(8,906	)(3)	45,592
Amortization of marketable securities discount and premium, net	3,586	—		3,586
Provision for uncollectible accounts receivable	45,412	11,701	(2)	57,113
Deferred income taxes	6,793	(6,460	)(4)	333
Changes in assets and liabilities:
Accounts receivable, net	(100,530)	628	(3)	(99,902)
Other assets	(3,814)	942	(3)	(2,872)
Accounts payable and accrued liabilities	(20,078)	—		(20,078)
Income taxes payable	(2,116)	6,471	(4)	4,355
Student deposits	37,841	(6,833	)(3)	31,008
Deferred revenue	26,181	107	(3)	26,288
Other liabilities	12,234	(3,313	)(3)	8,921

Net cash provided by operating activities	565,745	(16,141)		549,604

Cash flows provided by investing activities:
Additions to property and equipment	(98,110)	9,308	(3)	(88,802)
Purchase of land and buildings related to Online expansion	(5,680)	—		(5,680)
Purchase of marketable securities including auction rate securities	(475,009)	—		(475,009)
Maturities of marketable securities including auction rate securities	761,654	—		761,654
Increase in restricted cash	—	5,000	(3)	5,000
Purchase of other assets	(3,657)	—		(3,657)

Net cash provided by investing activities	179,198	14,308		193,506

Cash flows used in financing activities:
Purchase of Apollo Group Class A common stock	(808,192)	—		(808,192)
Issuance of Apollo Group Class A common stock	52,760	—		52,760

Net cash used in financing activities	(755,432)	—		(755,432)

Currency translation loss	(573)	—		(573)

Net increase (decrease) in cash and cash equivalents	(11,062)	(1,833	)(1-4)	(12,895)
Cash and cash equivalents, beginning of year	156,669	(6,590	)(1-4)	150,079

Cash and cash equivalents, end of year	$145,607	$(8,423)		$137,184

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$239,327	$—		$239,327
Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$16,429	$—		$16,429
Purchases of property and equipment included in accounts payable	$2,352	$—		$2,352

(1), (2), (3) & (4) See above under “Restatement Adjustments” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended August 31, 2004
	As Previously
	Reported	Adjustments		Restated

($ in thousands)
Cash flows provided by operating activities:
Net income	$277,774	$2,311	(1-4)	$280,085
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	—	8,323	(1)	8,323
Share based compensation — conversion of UPX Online stock options	123,535	(23,252	)(1)	100,283
Tax benefits from stock options exercised	39,590	(7,429	)(4)	32,161
Depreciation and amortization	43,196	2,591	(3)	45,787
Amortization of marketable securities discount and premium, net	6,121	—		6,121
Provision for uncollectible accounts receivable	26,877	4,104	(2)	30,981
Investment impairment	—	1,700	(3)	1,700
Deferred income taxes	(47,287)	6,326	(4)	(40,961)
Changes in assets and liabilities:
Accounts receivable, net	(49,646)	267	(3)	(49,379)
Other assets	(4,664)	—		(4,664)
Accounts payable and accrued liabilities	34,122	—		34,122
Income taxes payable	12,698	9,076	(4)	21,774
Student deposits	54,683	(194	)(3)	54,489
Deferred revenue	21,770	(1,890	)(3)	19,880
Other liabilities	5,834	(328	)(3)	5,506

Net cash provided by operating activities	544,603	1,605		546,208

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(74,727)	(1,799	)(3)	(76,526)
Purchase of land and buildings related to Online expansion	(33,003)	—		(33,003)
Proceeds from sale-leaseback	31,278	—		31,278
Purchase of marketable securities including auction rate securities	(1,132,801)	—		(1,132,801)
Maturities of marketable securities including auction rate securities	1,282,700	—		1,282,700
Increase in restricted cash	—	1,042	(3)	1,042
Purchase of other assets	(3,081)	—		(3,081)

Net cash provided by investing activities	70,366	(757)		69,609

Cash flows used in financing activities:
Repurchase of Apollo Group Class A common stock	(443,500)	—		(443,500)
Issuance of Apollo Group Class A common stock	36,183	—		36,183
Repurchase of UPX Online common stock	(117,996)	—		(117,996)
Issuance of UPX Online common stock	14,871	—		14,871

Net cash used in financing activities	(510,442)	—		(510,442)

Currency translation loss	(241)	—		(241)

Net increase (decrease) in cash and cash equivalents	104,286	848	(1-4)	105,134
Cash and cash equivalents, beginning of year	52,383	(7,438	)(1-4)	44,945

Cash and cash equivalents, end of year	$156,669	$(6,590)		$150,079

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$173,715	$—		$173,715
Supplemental disclosure of non-cash investing activities
Deferred gain on sale-leaseback	$12,967	$—		$12,967
Credits received for tenant improvements	$19,372	$—		$19,372
Purchases of property and equipment included in accounts payable	$7,415	$—		$7,415

(1), (2), (3) & (4) See above under “Restatement Adjustments” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Share Based Compensation Expense

The footnotes to the Company’s previously issued financial statements for the years ended August 31, 2005 and 2004, disclosed pro forma net income in accordance with SFAS 123. This pro forma disclosure also included errors not related to measurement date changes in the amount of $19.8 million ($11.9 million after tax) and $123.5 million ($74.4 million after tax) for the fiscal years ended August 31, 2005 and August 31, 2004, respectively. These errors arose from the misapplication of SFAS 123 to the Company’s UPX Online stock options which were converted to APOL options. Specifically, the Company’s footnote disclosure understated pro forma net income because it erroneously included deductions for pro forma share based compensation based on the intrinsic value of the converted options as computed under APB 25 rather than the fair value of the converted options as computed under SFAS 123.

The following table presents the effects of the errors relating to the revision of measurement dates on share based compensation included in the determination of net income, for each of the fiscal years preceding 2004 reported in the Company’s pro forma disclosures presented in accordance with the provisions of SFAS 123. There was no share based compensation expense as previously reported under APB 25 for the years presented below:

	Pre-Tax		As Restated,
Fiscal Year	Adjustment	Tax Adjustment	Net of Tax

($ in thousands)
1994	$—	$—	$—
1995	176	(71)	105
1996	—	—	—
1997	397	(160)	237
1998	487	(108)	379
1999	652	107	759
2000	2,091	184	2,275
2001	28,001	(6,128)	21,873
2002	22,782	(2,196)	20,586
2003	8,294	120	8,414

	$62,880	$(8,252)	$54,628

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Marketable Securities

Marketable securities are reflected at amortized cost in the accompanying Consolidated Balance Sheets and consist of the following as of August 31:

	2006			2005
			Unrecognized			Unrecognized
	Estimated	Amortized	Holding	Estimated	Amortized	Holding
	Market Value	Cost	Losses	Market Value	Cost	Losses

($ in thousands)
Classified as current and available for sale:
Auction rate securities	$3,300	$3,300	$—	$57,445	$57,445	$—

Classified as current and held to maturity:
Municipal bonds	21,550	21,679	129	120,822	121,310	488
U.S. government-sponsored enterprises	20,698	20,999	301	38,135	38,449	314
Corporate obligations	—	—	—	6,862	6,908	46

	42,248	42,678	430	165,819	166,667	848

Total classified as current	$45,548	$45,978	$430	$223,264	$224,112	$848

Classified as noncurrent and held to maturity:
Municipal bonds due in 1-3 years	$19,397	$19,711	$314	$41,932	$42,384	$452
U.S. government-sponsored enterprises	25,630	27,000	1,370	46,199	47,994	1,795
Corporate obligations	6,145	6,981	836	6,086	6,972	886

Total classified as noncurrent	51,172	53,692	2,520	94,217	97,350	3,133

Total marketable securities	$96,720	$99,670	$2,950	$317,481	$321,462	$3,981

Auction Rate Securities:  Auction rate securities have an underlying component of long-term debt or equity. Auction rate securities trade or mature on a shorter term than the underlying debt or equity based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 90 days of the purchase. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer-term investments. The Company’s intent is to invest in auction rate securities throughout the fiscal year to maximize its yield, but to liquidate these securities prior to quarterly or annual reporting dates. As of August 31, 2006 and 2005 the Company was unable to liquidate all of its auction rate securities, as shown above. Auction rate securities are classified as available for sale. Subsequent to August 31, 2006, all auction rate securities have been liquidated.

Municipal Bonds:  Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. The Company has the ability and intention to hold municipal bonds until maturity and therefore classifies these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, the Company has not recorded an impairment as of August 31, 2006 because it believes the unrecognized holding loss is temporary.

U.S. Government-Sponsored Enterprises:  U.S. government-sponsored enterprises are fixed-income investments that include the Federal Farm Credit Note, Federal Home Loan Banks, and Federal National Mortgage Association (Fannie Mae). The Company has the ability and intention to hold U.S. government-sponsored enterprises until maturity and therefore classifies these investments as held-to-maturity, reported at amortized

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost. Based on the nature of the investments and the intent and ability to hold them to maturity, the Company has not recorded an impairment as of August 31, 2006 because it believes the unrecognized holding loss is temporary.

Corporate Obligations:  Corporate obligations include secured commercial paper with the Royal Bank of Canada. The Company has the ability and intention to hold corporate obligations until maturity and therefore classifies these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, the Company has not recorded an impairment as of August 31, 2006 because it believes the unrecognized holding loss is temporary.

Marketable securities are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to these risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported on the balance sheet. The Company holds investments in certain debt securities with the following aggregate maturities as of August 31, 2006 (in thousands):

	Held-to-Maturity		Available-for-Sale
	Estimated	Amortized	Estimated	Amortized
Year	Market Value	Cost	Market Value	Cost

2007	$42,248	$42,678	$3,300	$3,300
2008 to 2012	51,172	53,692	—	—

	$93,420	$96,370	$3,300	$3,300

For fiscal years ended August 31, 2006, 2005 and 2004, respectively, proceeds from the liquidation of available-for-sale securities, at par value, were $463.3 million, $309.5 million and $195.2 million, respectively. The cost of liquidated securities is based on the specific identification method.

Note 5.	Accounts Receivable, net

See also Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the restatement adjustments related to the Company’s allowance for doubtful accounts.

Accounts receivable, net consist of the following as of August 31:

	2006	2005
		Restated

(In thousands)
Tuition accounts receivable	$214,257	$209,432
Less allowance for doubtful accounts	(65,184)	(45,785)

Net tuition accounts receivable	149,073	163,647
Insurance recovery receivable	3,331	—
Other receivables	8,179	8,955

Total accounts receivable, net	$160,583	$172,602

Tuition accounts receivable is composed primarily of amounts due from students. Insurance recovery receivable represents amounts due from the Company’s liability insurance policy for legal fees related to a securities litigation matter.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt expense is included in Instructional Costs and Services in the Company’s Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts:

	August 31,
	2006	2005	2004
		Restated

(In thousands)
Beginning allowance for doubtful accounts balance	$45,785	$23,909	$19,057
Charged to bad debt expense	101,038	57,113	30,981
Write-offs, net of recoveries	(81,639)	(35,237)	(26,129)

Ending allowance for doubtful accounts balance	$65,184	$45,785	$23,909

Note 6.	Other Assets

Other assets consist of the following as of August 31:

	2006	2005
		Restated

($ in thousands)
Prepaid expenses	$20,683	$25,898
Related party receivable	15,758	14,843
Other investments	3,835	3,719
Textbook inventories, deposits and other	4,067	4,949

Total other assets	44,343	49,409
Less current portion	(16,424)	(22,643)

Total long-term other assets	$27,919	$26,766

The related party receivable represents a promissory note due from Dr. John G. Sperling. See Note 9 below.

Other investments represent an investment in a related entity, Apollo International, Inc., recorded at cost (as described in Note 9) and investments in venture capital funds. The Company recorded an other-than-temporary impairment of $1.7 million as of August 31, 2004 related to this investment in a venture capital fund, which is included in interest income and other on the Consolidated Statements of Income.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Property and Equipment, net

Property and equipment, net consist of the following as of August 31:

	2006	2005
		Restated

($ in thousands)
Furniture and equipment	$304,146	$266,957
Software	82,206	68,453
Leasehold improvements	96,097	77,773
Tenant improvement allowances	94,756	85,871
Land and buildings	21,619	21,457
Less accumulated depreciation and amortization	(356,092)	(292,133)

Depreciable property and equipment, net	242,732	228,378
Construction in progress	85,708	42,267

Property and equipment, net	$328,440	$270,645

Construction in progress primarily represents total cumulative costs related to the construction of the Company’s new corporate headquarters in Phoenix, Arizona, which is expected to be completed in the third quarter of fiscal year 2008. The Company has entered into an option agreement to execute a sale lease-back of this new corporate headquarters building (see Note 15). Depreciation is not recorded on construction in progress assets until they are placed into service.

Depreciation and amortization expense was $67.3 million, $45.6 million, and $45.8 million for the fiscal years ended August 31, 2006, 2005, and 2004, respectively.

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following as of August 31:

	2006	2005

($ in thousands)
Salaries, wages, and benefits	$23,040	$23,441
Accrued advertising	22,512	15,631
Accrued professional fees	9,888	8,494
Student refunds, grants and scholarships	11,848	8,530
Other accrued liabilities	6,225	5,219

Total accrued liabilities	$73,513	$61,315

Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, state grants payable, and scholarships. Other accrued liabilities primarily includes sales and business taxes.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Related Party Transactions

Dr. John G. Sperling Note Receivable

In August 1998, the Company together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”) formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a provider of interactive distance learning solutions. The Company contributed $10.8 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in IDL. The Company accounted for its investment in IDL under the cost method. Hermes is owned by Dr. John G. Sperling.

On December 14, 2001, Hermes acquired the Company’s investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value and approximated the related fair value as of that date. The promissory note accrues interest at a fixed annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. John G. Sperling’s death. The promissory note is included in other assets as a receivable from a related party in the Consolidated Balance Sheets as of August 31, 2006 and 2005.

Apollo International, Inc.

As of August 31, 2006, the Company directly owns 3.78% of the preferred stock of Apollo International, Inc. (“Apollo International”), which provides educational products and services in Brazil, India, and The Netherlands. Dr. John G. Sperling was a director of Apollo International. Additionally, shares of Apollo International stock are beneficially owned by the Company indirectly through the Company’s 4% investment in a venture capital fund (see Note 6) that owns 17% of Apollo International stock.

India:  Effective September 2002, the Company, through WIU, entered into an agreement with Apollo International that allows for WIU’s educational offerings to be made available in India through a joint venture agreement with K.K. Modi Investment and Financial Services Private Limited (“Modi”), which together formed Modi Apollo International Group Private Limited (“MAI”). Apollo International manages the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content of the programs. The Company received $170,000, $156,000, and $244,000 during the years ended August 31, 2006, 2005, and 2004, respectively, for services rendered to Apollo International in connection with this agreement.

The Netherlands:  Effective October 1, 2005, the Company acquired certain assets of Apollo International’s campus in The Netherlands for a nominal amount. When the Company executed the acquisition on October 1, 2005, an independent appraisal was not performed, but it was the Company’s belief that the purchase price approximated fair value.

Governmental Advocates, Inc.

Effective July 1, 1989, the Company entered into an agreement with Governmental Advocates, Inc. to provide consulting services to the Company with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to it relating to state government in the state of California. Hedy F. Govenar, one of the Company’s directors, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2006, the Company renewed this agreement for an additional one year. Pursuant to the agreement, the Company paid consulting fees to Governmental Advocates, Inc. of $120,000 per year for the years ended August 31, 2006, 2005, and 2004.

Yo Pegasus, LLC

Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling, leases an aircraft to the Company as well as to other entities. Payments to this entity for the Company’s business use of the airplane, including airplane usage, fuel, travel expenses and flight attendants, during the years ended August 31, 2006, 2005, and 2004, were $378,000, $421,000, and $573,000, respectively, and are included in General and Administrative expenses in the Consolidated

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Income. Beginning in 2005, the pilots were employed by the Company and the costs of salaries and fringe benefits were paid through the Company’s payroll and are included in General and Administrative expenses in the Consolidated Statements of Income. The cost to the Company, including payments made to Yo Pegasus and the cost of pilots’ wages (including fringe benefits) during the years ended August 31, 2006, 2005, and 2004 were $565,000, $595,000 and $573,000, respectively. The Company believes this value represents the market rate for private chartered aircraft for the usage incurred by the Company. Effective May 2007, the pilots are no longer employees of the Company. However, the Company intends to continue its use of the aircraft under a new arrangement.

The Kronos Group

The Company has entered into a sublease with The Kronos Group, an entity controlled by Dr. John G. Sperling, to lease 56,410 square feet of office space in Tempe, Arizona for the period from July 1, 2006, to November 30, 2007. The Company can extend the sublease for additional 30-day periods until February 29, 2008. Payments to this entity during the year ended August 31, 2006, were $152,000. The Company performed a test of comparable lease rates at the time it entered into the lease and concluded these payments approximate fair value.

Deferred Compensation Agreement with Dr. John G. Sperling

See Note 10.

Note 10.  Long-Term Liabilities

Long-term liabilities consist of the following as of August 31:

	2006	2005
		Restated

($ in thousands)
Deferred rent and other lease incentives	$86,310	$80,307
Deferred gains on sale-leasebacks	12,261	13,757
Deferred compensation agreement with Dr. John G. Sperling	2,090	1,413
Other long-term liabilities	4,932	4,254

Total liabilities	105,593	99,731
Less current portion	(23,101)	(19,499)

Total long-term liabilities	$82,492	$80,232

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the lease. Deferred gains on sale-leasebacks are deferred and recognized over the respective lease terms. The deferred compensation agreement relates to an agreement between the Company and Dr. John G. Sperling. Other long-term liabilities include primarily capital lease obligations.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Income Taxes

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

	2006	2005
		Restated

($ in thousands)
Gross deferred tax assets:
Allowance for doubtful accounts	$24,368	$18,376
Deferred tuition revenue	540	882
Reserves	5,658	3,097
Share based compensation	41,139	42,127
Deferred gain on sale-leaseback	4,226	4,682
Deferred tenant improvement allowances	20,285	19,514
Other	13,278	8,966
Valuation allowance	(2,050)	(1,408)

Total gross deferred tax assets	107,444	96,236

Gross deferred tax liabilities:
Amortization of goodwill	—	6,876
Depreciation of fixed assets	20,458	22,178
Other	1,233	1,134

Total gross deferred tax liabilities	21,691	30,188

Net deferred tax assets	$85,753	$66,048

Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, as of August 31:

	2006	2005
		Restated

($ in thousands)
Current deferred tax assets, net	$32,622	$25,506
Noncurrent deferred tax assets/(liabilities), net	53,131	40,542

Net deferred tax assets	$85,753	$66,048

The Company has recorded a non-current valuation allowance related to foreign tax credit carryforwards, as it is more likely than not that these credits will expire unutilized. In light of the Company’s history of profitable operations, management has concluded that it is more likely than not that the Company will ultimately realize the full benefit of its deferred tax assets other than the foreign tax credits mentioned above. Accordingly, the Company believes that a valuation allowance is not required for its remaining net deferred tax assets.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related components of the income tax provision/(benefit) are as follows for the years ended August 31, 2006, 2005 and 2004:

	2006	2005	2004
		Restated

($ in thousands)
Current:
Federal	$226,578	$237,717	$190,351
State and other	46,185	48,071	37,923

Total current	272,763	285,788	228,274

Deferred:
Federal	(17,364)	652	(36,870)
State and other	(2,144)	66	(4,983)

Total deferred	(19,508)	718	(41,853)

Total provision for income taxes	$253,255	$286,506	$186,421

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the years ended August 31, 2006, 2005 and 2004:

	2006	2005	2004
		Restated

($ in thousands)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3%	4.6%	4.5%
Non-deductible compensation	(0.6)%	1.0%	0.8%
Tax-exempt interest	(0.8)%	(0.6)%	(1.1)%
Other, net	0.0%	0.1%	0.8%

Effective income tax rate	37.9%	40.1%	40.0%

Non-deductible compensation is composed of amounts limited by IRC Section 162(m) and related interest and penalties.

In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes) of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Shareholders’ Equity

Conversion of UPX Online Stock Options and Common Stock

On March 24, 2000, the Company’s Board of Directors authorized the issuance of a new class of stock called UPX Online common stock, to reflect the separate performance of UPX Online, a campus within UPX. The Company’s other institutions and its retained interest in UPX Online were subsequently referred to as “Apollo Group.” On October 3, 2000, an offering of 5,750,000 shares of UPX Online common stock was completed at a price of $14.00 per share.

The Company’s Articles of Incorporation (“Articles”) gave it the right, at any time, to convert shares of UPX Online common stock to shares of Apollo Group Class A common stock. On August 6, 2004, the Company’s Board of Directors authorized the conversion of each share of UPX Online common stock to shares of Apollo Group Class A common stock effective August 27, 2004. In accordance with the terms of the Articles, each outstanding share of UPX Online common stock was converted into 1.11527 shares of Apollo Group Class A common stock as of August 27, 2004. The conversion ratio was based upon the relative market values of Apollo Group Class A common stock and UPX Online common stock averaged over the 20 trading days (July 9, 2004 through August 5, 2004) ending five trading days prior to August 12, 2004, the announcement date, and included a 10% premium on the value of UPX Online common stock, all as required by the terms of the Articles. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Group Class A common stock. In addition, each unexercised option to purchase UPX Online common stock as of August 27, 2004, was converted to 1.0766 options to purchase Apollo Group Class A common stock. The conversion ratio was based upon the relative market values of Apollo Group Class A common stock and UPX Online common stock at the close of the market on August 12, 2004, prior to the announcement. As a result of the conversion of UPX Online common stock to Apollo Group Class A common stock, the Company no longer reports separate financial statements for UPX Online.

The conversion of UPX Online common stock required the Company to adjust net income attributable to Apollo Group Class A common stock and UPX Online common stock by the premium paid to convert outstanding shares of UPX Online common stock to Apollo Group Class A common stock and to record a share based compensation charge related to the conversion of UPX Online stock options into Apollo Group Class A stock options.

As required by SFAS 128, the Company reduced income attributable to Apollo Group Class A common stock in the fourth quarter of 2004 by $114.2 million related to the non-cash 10% premium paid to redeem the UPX Online common stock, as this premium is considered a benefit that constitutes an additional contractual return to UPX Online shareholders. The amount of the reduction to income attributable to Apollo Group Class A common stock was calculated based on the number of UPX Online common stock shares outstanding and converted on August 27, 2004. This non-cash premium is included on the Consolidated Statements of Changes in Shareholders’ Equity and in the reconciliation of income attributable to Apollo Group Class A common stock on the Consolidated Statements of Income as stock dividends paid.

As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” (“EITF 00-23”), the Company recognized pre-tax share based compensation expenses of $16.9 million, and $100.3 million in 2005 and 2004, respectively, as the options vested.

Treasury Stock

The Board of Directors has authorized the Company to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations, in the open market.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Apollo Group Class A and UPX Online common stock repurchased and reissued, and the related total cost, for the last three years are as follows:

				Maximum Value
	Total # of		Average Price	of Shares
	Shares		Paid per	Available for
	Repurchased	Cost	Share	Repurchase

(Numbers in thousands, except per share amounts)
Treasury stock as of August 31, 2003	2,189	$31,701	$14.48	$170,711
New authorizations	—	—	—	500,000
Shares repurchased	7,158	561,496	78.44	(561,496)
Shares reissued	(9,347)	(593,197)	63.46	—

Treasury stock as of August 31, 2004	—	—	—	109,215
New authorizations	—	—	—	750,000
Shares repurchased	11,051	808,192	73.13	(808,192)
Shares reissued	(2,233)	(162,450)	72.75	—

Treasury stock as of August 31, 2005	8,818	645,742	73.23	51,023
New authorizations	—	—	—	600,000
Shares repurchased	8,173	514,931	63.00	(514,931)
Shares reissued	(1,542)	(106,627)	69.15	—

Treasury stock as of August 31, 2006	15,449	$1,054,046	$68.23	$136,092

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

Note 13.	Earnings Per Share

Earnings attributable to the Company’s common stock are as follows:

	Year Ended August 31,
	2006	2005	2004
		Restated

($ in thousands)
Apollo Group Class A	$414,833	$427,933	$141,735
UPX Online	N/A	N/A	138,350

Net income	$414,833	$427,933	$280,085

For the year ended August 31, 2004, the earnings attributable to UPX Online common stock represents the portion of the earnings of UPX Online attributed to the shares of UPX Online common stock outstanding through August 27, 2004, when all of the stock was converted to Apollo Group Class A common stock excluding Apollo Group’s retained interest in UPX Online.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apollo Group Class A Common Stock

A reconciliation of the basic and diluted earnings per share computations for Apollo Group Class A common stock is as follows:

	Year Ended August 31,
	2006			2005			2004
		Weighted			Weighted			Weighted
		Average	Per Share		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
				Restated			Restated

(Numbers in thousands, except per share amounts)
Basic income per share	$414,833	174,351	$2.38	$427,933	182,928	$2.34	$141,735	176,175	$0.80
Effect of dilutive securities:
Stock options	—	1,854	(0.03)	—	3,138	(0.04)	—	2,739	(0.01)

Diluted income per share	$414,833	176,205	$2.35	$427,933	186,066	$2.30	$141,735	178,914	$0.79

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the years ended August 31, 2006 and 2005, approximately 4,322,000 and 97,000, respectively, of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the year, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. For the year ended August 31, 2004, all stock options were included in the calculation as the exercise price of all stock options was less than the average share price for the year.

UPX Online Common Stock

A reconciliation of the basic and diluted earnings per share computations for UPX Online common stock through the August 27, 2004 conversion date is as follows:

	For the Period
	September 1, 2003 to August 27,
	2004
		Weighted
		Average	Per Share
	Income	Shares	Amount
	Restated

(Numbers in thousands, except per share amounts)
Basic income per share	$138,350	15,825	$8.74
Effect of dilutive securities:
Stock options	—	1,249	(0.64)

Diluted income per share	$138,350	17,074	$8.10

Note 14.	Employee and Director Benefit Plans

401(k) Plan

The Company sponsors a 401(k) plan for certain qualifying employees which provides for employee contributions. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon completion of one year of service and 1,000 hours worked, the Company matches 30% of the eligible

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant’s contributions up to 15% of the participant’s gross compensation per paycheck. The Company’s matching contributions totaled $5.6 million, $4.6 million, and $4.0 million for the fiscal years ended August 31, 2006, 2005, and 2004, respectively.

Employee Stock Purchase Plan

The Company’s Third Amended and Restated 1994 Employee Stock Purchase Plan allows the Company’s employees to purchase shares of Apollo Group Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. Prior to the amendment and restatement of the Purchase Plan on October 1, 2005, the Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan allowed the Company’s employees to purchase shares of the Company’s Apollo Group Class A common stock and, during the period it was outstanding, UPX Online common stock, at a purchase price per share, in general, that was 85% of the lower of (1) the fair market value (as defined) on the enrollment date into the respective quarterly offering period or (2) the fair market value on the purchase date.

Share Based Compensation Plans

See also Note 3, “Restatement of Consolidated Financial Statements,” for the discussion of the restatement related to the Company’s stock option grants.

The Company has three share based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“DSP”), the LTIP and the 2SIP.

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

Under all of the above Plans, the stock option price may not be less than 100% of the fair market value of the common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the LTIP and 2SIP), the Company is authorized to grant up to 30.8 million shares of common stock under these Plans. As of August 31, 2006, approximately 2.8 million authorized and unissued shares of common stock are reserved for issuance under the LTIP and the 2SIP.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apollo Group Class A Stock Options

A summary of the activity and changes related to stock options to purchase Apollo Group Class A common stock granted under the DSP, the LTIP, and the 2SIP is as follows:

Summary of Stock Options Outstanding

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Total	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (years)	Value ($)(1)

(Numbers in thousands, except per share amounts)
Outstanding as of August 31, 2003	6,758	$21.02
Granted	1,957	65.17
Exercised	(1,300)	24.42
Forfeited, canceled or expired	(126)	30.98
Converted from UPX Online common stock	2,881	20.41

Outstanding as of August 31, 2004	10,170	28.79
Granted	1,311	71.94
Exercised	(2,505)	16.87
Forfeited, canceled or expired	(260)	46.27

Outstanding as of August 31, 2005	8,716	38.30
Granted	3,874	57.37
Exercised	(1,395)	15.32
Forfeited, canceled or expired	(1,871)	61.08

Outstanding as of August 31, 2006	9,324	44.96	6.15	$110,135

Vested and expected to vest as of August 31, 2006	8,747	44.15	5.99	110,043

Exercisable as of August 31, 2006	5,811	38.02	4.80	107,166

Available for issuance as of August 31, 2006	2,786

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on August 31, 2006 ($50.21) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

As of August 31, 2006, there was approximately $63.6 million of total unrecognized share based compensation cost related to unvested share based awards granted under the Company’s share based compensation plans. The Company expects that this compensation will be recognized through the fiscal year ended August 31, 2010.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to the stock options to purchase outstanding and exercisable options as of August 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Options	Life	Price	Options	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

(Options in thousands)
$ 6.50 to $17.65	2,151	3.34	$11.28	2,076	$11.27
$17.66 to $44.00	1,487	4.69	32.47	1,484	32.46
$51.33 to $51.33	2,018	8.94	51.33	—	—
$56.20 to $63.79	2,132	7.08	62.17	1,236	61.33
$64.07 to $91.00	1,536	6.50	71.99	1,015	72.45

$ 6.50 to $91.00	9,324	6.15	44.96	5,811	38.02

The following table summarizes information related to stock options exercised for the years ended August 31:

	For the Year Ended August 31,
	2006	2005	2004

(In thousands)
Amounts related to options exercised:
Intrinsic value realized by optionee	58,962	150,466	98,475
Actual tax benefit realized by Company for tax deductions	19,161	47,640	32,636

The Company issues shares of treasury stock upon exercise of stock options.

Adoption of SFAS 123(R) on September 1, 2005

The table below outlines the effects on share based compensation expense for fiscal year ended August 31, 2006, as a result of adopting SFAS 123(R):

Year Ended August 31, 2006

(Numbers in thousands, except per share amounts)
Instructional costs and services	$12,418
Selling and promotional	2,287
General and administrative	13,030

Share based compensation expense included in operating expenses	27,735
Tax effect of share based compensation	(10,986)

Share based compensation expense, net of tax	$16,749

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123(R) Assumptions

Fair Value — The Company uses the BSM to estimate the fair value of its options as of the grant dates using the following weighted average assumptions:

	For the Year Ended August 31,
	2006	2005	2004
		Restated

Expected volatility	34.6%	30.2%	38.7%
Expected life (years)	5.9	3.9	3.2
Risk-free interest rate	4.8%	3.4%	3.2%
Dividend yield	0.0%	0.0%	0.0%

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the year ended August 31, 2006 was $26.06 per share.

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

Forfeitures — Forfeitures are estimated at the time of grant based on historical forfeiture activity adjusted for any known nonrecurring activity. If necessary, management estimates are trued up at the end of each vesting period if actual forfeitures differ from those estimates.

Expected Vesting Period — The Company amortizes the share based compensation expense, net of forfeitures, over the expected vesting period using the accelerated recognition method for pre-September 1, 2005 grants and the straight-line method for awards with only service conditions and the accelerated recognition method for awards with performance conditions for post-September 1, 2005 grants in accordance with SFAS 123(R).

Pro forma Disclosures under SFAS 123 prior to September 1, 2005

Prior to fiscal year 2006, the Company accounted for stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the fiscal years ended August 31, 2005 and 2004. For purposes of the pro forma disclosure, under SFAS 123, the fair

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the options is estimated using the BSM and the expense is amortized over the options’ vesting periods, and forfeitures are accounted for as they occur.

Apollo Group

	2005	2004
	Restated

($ in thousands, except per share amounts)
Net income	$427,933	$141,735
Add:
Share based compensation expense — intrinsic value as reported under APB 25: UPX Online converted options, net of tax	10,176	62,454
Share based compensation expense — intrinsic value as reported under APB 25: all other options, net of tax	4,737	3,174
Deduct:
Share based compensation expense — fair value as determined under SFAS 123: all options, net of tax	(29,712)	(17,428)

Pro forma net income	$413,134	$189,935

Earnings per share:
Basic	$2.34	$0.80
Basic — pro forma	$2.26	$1.08
Diluted	$2.30	$0.79
Diluted — pro forma	$2.22	$1.06

UPX Online

For the Period From
September 1, 2003 to
August 27, 2004
Restated

($ in thousands, except per share amounts)
Net income	$138,350
Add:
Share based compensation expense — intrinsic value as reported under APB 25: all other options, net of tax	1,838
Deduct:
Share based compensation expense — fair value as determined under SFAS 123: all options, net of tax	(5,166)

Pro forma net income	$135,022

Earnings per share:
Basic	$8.74
Basic — pro forma	$8.53
Diluted	$8.10
Diluted — pro forma	$7.91

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversion of UPX Online Stock Options

As part of the Company’s conversion of UPX Online common stock to Apollo Group Class A common stock, each unexercised option to purchase UPX Online common stock as of August 27, 2004, was converted to 1.0766 options to purchase Apollo Group Class A common stock. The conversion ratio was based upon the relative market values of Apollo Group Class A common stock and UPX Online common stock at the close of the market on August 12, 2004, prior to the announcement.

A summary of the activity related to stock options to purchase UPX Online common stock granted under the DSP and the 2SIP is as follows:

Summary of UPX Online Stock Options

		Weighted
		Average
	Total	Exercise Price
	Shares	per Share

(In thousands)
Outstanding as of August 31, 2003	3,064	$13.74
Granted	485	64.80
Exercised	(803)	16.93
Canceled	(70)	24.77
Converted to Apollo Group Class A common stock	(2,676)	21.98

Outstanding as of August 27, 2004	—	$—

Note 15.	Commitments and Contingencies

The Company is subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial positions, results of operations or cash flows.

Guarantees

The Company has agreed to indemnify its officers and directors for certain events or occurrences. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policies that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company is obligated under property and equipment leases which have been classified as operating leases. The following is a schedule of future minimum lease commitments as of August 31, 2006:

Operating Leases

($ in thousands)
2007	$132,115
2008	129,384
2009	119,573
2010	103,646
2011	84,259
Thereafter	146,333

$715,310

Facility and equipment expense under operating leases totaled $141.2 million, $107.6 million, and $114.8 million for the years ended August 31, 2006, 2005, and 2004, respectively.

The Company has entered into five separate sale-leaseback agreements with unrelated third parties. These agreements were related to property located throughout Phoenix, Arizona, which the Company currently uses to support its operations. The property is subject to ten year lease terms expiring between 2010 and 2014. In total the Company received approximately $46.2 million in cash for the property, which generated a combined gain of approximately $17.5 million that is being deferred over the respective lease terms. The Company recognized total gains in its income statement of $1.5 million, $1.7 million and $0.9 million in 2006, 2005 and 2004, respectively. The balance of the total deferred gain was $12.3 million as of August 31, 2006 and $13.8 million as of August 31, 2005 and is included in long-term liabilities on the Consolidated Balance Sheets.

Letter of Credit

As of August 31, 2006, an unsecured letter of credit for WIU in the amount of $5.3 million is outstanding. The letter of credit expired in March 2007.

Sale Lease Back Option

On June 20, 2006, the Company entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows the Company to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. The Company anticipates beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, the Company anticipates executing the sale lease-back option. When the sale-leaseback option is exercised, the Company anticipates receiving approximately $170 million in cash for the building and land, and expects to generate a gain on the sale of approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.

Internal Revenue Service Audit

On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by the Company, including deductions claimed under IRC Section 162(m). In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. The Company does not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.

Income Tax Related Matters — Section 409A

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

Non-Section 16 Officers:  An offer to amend the 409A Affected Options held by non-Section 16 Officers to increase the exercise price to the market price per share of the underlying Class A common stock on the revised measurement date cannot be made until after this Annual Report on Form 10-K and all other delinquent filings are filed with the SEC. In order to avoid adverse taxation under Section 409A, this amendment must be made on or before the earlier of (i) December 31, 2007 or (ii) the exercise of the 409A Affected Options during the 2007 calendar year. The Company anticipates that it will commence such an offer after the filing of this Annual Report on Form 10-K and all other delinquent filings.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sanders Class Action

On approximately September 26, 2003, a class action complaint was filed in the Superior Court of the State of California for the County of Orange, captioned Bryan Sanders et al v. University of Phoenix, Inc. et al, Case No. 03CC00430. Plaintiff, a former academic advisor with UPX, filed this class action on behalf of himself and current and former academic advisors employed by the Company in the State of California and seeks certification as a class, monetary damages in unspecified amounts and injunctive relief. Plaintiff alleges that during his employment, he and other academic advisors worked in excess of eight hours per day or 40 hours per week, and contends that the Company failed to pay overtime. On June 6, 2005, the court granted plaintiffs’ motion to remove Bryan Sanders as the named plaintiff and replace him with Deryl Clark and Romero Ontiveros. Plaintiffs’ counsel has advised defendants and the court that Mr. Ontiveros no longer intends to serve as a named plaintiff. Five status conferences have occurred and the parties are now in the process of discovery. The court granted defendants’ motion to transfer venue to the Superior Court of the State of California for the County of Solano. Plaintiffs’ motion to certify the class was continued by the court and scheduled for a hearing in August 2006. A motion for summary judgment was filed on May 15, 2006, on behalf of UPX and Apollo Group, Inc. On August 23, 2006, the court issued an order and denied Clark’s motion to certify the class. On October 24, 2006, the court granted UPX’s and Apollo Group’s motion for summary judgment. In November 2006, Clark agreed not to appeal the court’s ruling in exchange for a waiver of costs. This action has not had and will not have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sekuk Class Action

On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007, and reply briefs are due to be filed no later than June 8, 2007. The summary judgment motions are scheduled to be heard on September 4, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

Alaska Electrical Pension Fund Derivative Action

Three shareholder derivative suits are pending in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. As with any derivative action, an independent committee of the Board of Directors of the Company will need to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. These derivative complaints were filed on or around September 5 and 19, 2006 and November 11, 2006 after the Company announced the formation of the Special Committee and the commencement of its investigation, and the Company has moved the Court to stay these actions pending the conclusion of the Special Committee’s investigation and review of plaintiffs’ claims. On December 4, 2006, the Court issued an order in the case captioned Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, stating that the Company’s motion to stay the proceedings would be granted upon notice that Hedy F. Govenar had been replaced on the Special Committee by another board member who was not a party to the case. Effective December 8, 2006, K. Sue Redman has replaced Ms. Govenar as a member of the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. Now that the Special Committee has concluded its factual findings, the Special Committee has been charged to analyze, in light of the investigation, whether the pursuit of these shareholder derivative cases would be in the Company’s best interest. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bamboo Partners Derivative Action

On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10(B) and 21D of the Exchange Act and numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.

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

Regulatory and Other Legal Matters

U.S. Department of Education Audits

From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, OIG, conducted an audit of UPX for the period September 1, 2002, through March 31, 2004. On August 24, 2005, the OIG issued a final audit report whereby the OIG concluded that UPX had policies and procedures that provide reasonable assurances that the institution properly makes initial and subsequent disbursements to students enrolled in Title IV eligible programs and issued certain recommendations. On September 27, 2006, the U.S. Department of Education issued a final audit determination letter regarding disbursing Title IV funds to student accounts for allowable institutional charges and disbursing funds to students who were not in eligible programs. UPX has complied with the final audit determination letter.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Nasdaq Proceeding

Due to the Independent and Internal Reviews and the resulting Restatement, the Company did not timely file its Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and the Quarterly Reports on Form 10-Q for the quarters ended November 30, 2006 and February 28, 2007. As a result, the Company received four Nasdaq Staff Determination letters, dated July 11, 2006, November 14, 2006, January 11, 2007 and April 11, 2007, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination, requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) and attended the hearing at which the Company sought appropriate exceptions to the filing requirements from the Panel, pending completion of its delinquent reports. On September 20, 2006, the Panel granted the Company’s request for continued listing of its securities on the Nasdaq Global Select Market, subject to the condition that the Company files this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006 and November 30, 2006 on or before December 29, 2006. On December 14, 2006, the Company informed the Panel that it would not be able to file its delinquent reports by December 29, 2006 and sought a reasonable extension of that date. On December 20, 2006, the Panel denied the Company’s request and notified the Company that it had determined to suspend trading of the Company’s securities on December 29, 2006. The Company appealed this determination, and on December 22, 2006, the Company was informed by the Listing Council that it had determined to call the Panel’s Delisting Decision for review, as contemplated by Marketplace Rule 4807(b), and had also stayed the delisting of the Company’s securities pending further review of the Listing Council. The Company submitted additional information for the Listing Council’s consideration on February 2, 2007. On March 29, 2007, the Panel determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Nasdaq Global Select Market continued listing requirements until May 25, 2007. With the filing of this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007, the Company believes it is current with SEC reporting requirements and Nasdaq listing requirements.

Note 16.	Segment Reporting

The Company operates exclusively in the educational industry providing higher education. The Company’s five operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, and CFP. The UPX and Other Schools segments are composed of educational operations. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years ended August 31, 2006, 2005, and 2004, no individual customer accounted for more than 10% of the Company’s consolidated revenues.

Summary financial information by reportable segment is as follows:

	Year Ended August 31,
	2006	2005	2004
		Restated	Restated

($ in thousands)
Tuition and other revenue, net
UPX	$2,074,443	$2,014,124	$1,699,005
Other Schools	402,051	235,183	96,982
Corporate	1,039	1,807	4,060

Total tuition and other revenue, net	2,477,533	$2,251,114	$1,800,047

Income from operations:
UPX	605,708	$636,463	$478,639
Other Schools	65,790	70,417	15,665
Corporate/Eliminations	(21,464)	(9,228)	(44,103)

	650,034	697,652	450,201
Reconciling items:
Interest income and other, net	18,054	16,787	16,305

Income before income taxes	$668,088	$714,439	$466,506

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended August 31,
	2006	2005	2004
		Restated	Restated

Depreciation and Amortization:
UPX	$40,239	$26,187	$33,080
Other Schools	4,720	4,686	2,955
Corporate/Eliminations	22,331	14,719	9,752

	$67,290	$45,592	$45,787

Capital Expenditures:
UPX	$42,655	$57,823	$79,185
Other Schools	1,497	4,211	2,889
Corporate	67,088	32,448	27,455

	$111,240	$94,482	$109,529

	As of August 31,
	2006	2005
		Restated

Assets:
UPX	$764,854	$870,225
Other Schools	137,355	155,881
Corporate/Eliminations	380,796	255,442

	$1,283,005	$1,281,548

Note 17.	Quarterly Results of Operations (Restated and Unaudited)

Seasonality

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

Quarterly Results of Operations

As discussed in Note 3, the Company has restated its financial statements for each of the years ended August 31, 2005 and 2004, and the related quarterly periods for the year ended August 31, 2005, the first two quarters in 2006 and the six months ended February 28, 2006. Additionally, the 2005 quarters were restated to correct for incorrect amortization of share based compensation and the classification of auction rate securities. The unaudited consolidated financial information presented should be read in conjunction with other information included in the Company’s consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments (see Note 3) necessary for the fair presentation of the results of interim periods.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected unaudited quarterly financial information for each of the Company’s last eight quarters.

	2006
	Q2	Q1
	February 28	November 30
	As Previously Reported

($ in thousands)
Consolidated Quarterly Balance Sheets:
Assets:
Current assets
Cash and cash equivalents	$20,539	$165,330
Restricted cash	238,351	225,316
Marketable securities, current portion	97,801	141,579
Accounts receivable, net	200,719	201,068
Deferred tax assets, current portion	17,565	16,632
Other current assets	19,738	20,862

Total current assets	594,713	770,787
Property and equipment, net	287,068	267,231
Marketable securities, less current portion	76,079	87,525
Goodwill	37,096	37,096
Deferred tax assets, less current portion	32,193	40,494
Other assets (includes receivable from related party of $15,294 and $15,067 as of February 28, 2006 and November 30, 2005, respectively)	28,003	29,368

Total assets	$1,055,152	$1,232,501

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$44,879	$38,328
Accrued liabilities	62,428	59,747
Income taxes payable	9,185	80,229
Current portion of long-term liabilities	20,432	19,231
Student deposits	261,138	249,371
Current portion of deferred revenue	130,776	125,591

Total current liabilities	528,838	572,497
Deferred revenue, less current portion	359	238
Long-term liabilities, less current portion	84,537	81,237

Total liabilities	613,734	653,972

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued as of February 28, 2006 and November 30, 2005, and 172,205,000 and 175,266,000 outstanding as of February 28, 2006 and November 30, 2005, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 and 477,000 issued and outstanding as of February 28, 2006 and November 30, 2005, respectively	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 15,797,000 and 12,736,000 shares as of February 28, 2006 and November 30, 2005, respectively	(1,079,274)	(887,726)
Retained earnings	1,522,022	1,467,410
Accumulated other comprehensive loss	(1,434)	(1,259)

Total shareholders’ equity	441,418	578,529

Total liabilities and shareholders’ equity	$1,055,152	$1,232,501

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q2		Q1
	February 28		November 30
	Adjustments

($ in thousands)
Consolidated Quarterly Balance Sheets:
Assets:
Current assets
Cash and cash equivalents	$(8,041	)(3)	$(6,122	)(3)
Restricted cash	(3,561	)(3)	(4,152	)(3)
Marketable securities, current portion	—		—
Accounts receivable, net	(37,350	)(2,3)	(34,633	)(2,3)
Deferred tax assets, current portion	15,872	(4)	14,114	(4)
Other current assets	(415	)(3)	(415	)(3)

Total current assets	(33,495)		(31,208)
Property and equipment, net	1,537	(3)	1,772	(3)
Marketable securities, less current portion	—		—
Goodwill	—		—
Deferred tax assets, less current portion	7,032	(4)	2,806	(4)
Other assets (includes receivable from related party of $15,294 and $15,067 as of February 28, 2006	—		—
and November 30, 2005, respectively)	(2,227	)(3)	(2,227	)(3)

Total assets	$(27,153)		$(28,857)

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$—		$—
Accrued liabilities	(2,200	)(3)	(2,400	)(3)
Income taxes payable	68,116	(4)	65,992	(4)
Current portion of long-term liabilities	580	(3)	620	(3)
Student deposits	(9,396	)(3)	(7,868	)(3)
Current portion of deferred revenue	(5,505	)(3)	(5,662	)(3)

Total current liabilities	51,595		50,682
Deferred revenue, less current portion	—		—
Long-term liabilities, less current portion	2,193	(3)	2,326	(3)

Total liabilities	53,788		53,008

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—		—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000 issued as of February 28, 2006 and November 30, 2005, and 172,205,000 and 175,266,000 outstanding as of February 28, 2006 and November 30, 2005, respectively	—		—
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 and 477,000 issued and outstanding as of February 28, 2006 and November 30, 2005, respectively	—		—
Additional paid-in capital	—		—
Apollo Group Class A treasury stock, at cost, 15,797,000 and 12,736,000 shares as of February 28, 2006 and November 30, 2005, respectively	—		—
Retained earnings	(80,941	)(1-4)	(81,865	)(1-4)
Accumulated other comprehensive loss	—		—

Total shareholders’ equity	(80,941)		(81,865)

Total liabilities and shareholders’ equity	$(27,153)		$(28,857)

(1), (2), (3), & (4)	See Note 3, “Restatement of Consolidated Financial Statements,” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
			Restated(1)

($ in thousands)
Consolidated Quarterly Balance Sheets:
Assets:
Current assets
Cash and cash equivalents	$309,058	$191,981	$12,498	$159,208
Restricted cash	238,267	235,884	234,790	221,164
Marketable securities, current portion	45,978	72,190	97,801	141,579
Accounts receivable, net	160,583	149,482	163,369	166,435
Deferred tax assets, current portion	32,622	33,763	33,437	30,746
Other current assets	16,424	19,709	19,323	20,447

Total current assets	802,932	703,009	561,218	739,579
Property and equipment, net	328,440	308,992	288,605	269,003
Marketable securities, less current portion	53,692	62,929	76,079	87,525
Goodwill	16,891	37,096	37,096	37,096
Deferred tax assets, less current portion	53,131	41,763	39,225	43,300
Other assets (includes receivable from related party of $15,758, $15,524, $15,294 and $15,067 as of August 31, May 31, February 28, 2006 and November 30, 2005, respectively)	27,919	26,021	25,776	27,141

Total assets	$1,283,005	$1,179,810	$1,027,999	$1,203,644

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$61,289	$48,920	$44,879	$38,328
Accrued liabilities	73,513	64,417	60,228	57,347
Income taxes payable	47,812	78,327	77,301	146,221
Current portion of long-term liabilities	23,101	22,680	21,012	19,851
Student deposits	254,130	255,400	251,742	241,503
Current portion of deferred revenue	135,911	125,391	125,271	119,929

Total current liabilities	595,756	595,135	580,433	623,179
Deferred revenue, less current portion	384	441	359	238
Long-term liabilities, less current portion	82,492	81,985	86,730	83,563

Total liabilities	678,632	677,561	667,522	706,980

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,004,000, 188,002,000, 188,002,000 and 188,002,000 issued as of August 31, May 31, February 28, 2006 and November 30, 2005, respectively, and 172,555,000, 172,449,000, 172,205,000 and 175,266,000 outstanding as of August 31, May 31, February 28, 2006 and November 30, 2005, respectively	103	103	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000, 477,000, 477,000 and 477,000 issued and outstanding as of August 31, May 31, February 28, 2006 and November 30, 2005, respectively	1	1	1	1
Additional paid-in capital	—	—	—	—
Apollo Group Class A treasury stock, at cost, 15,449,000, 15,553,000, 15,797,000 and 12,736,000 shares as of August 31, May 31, February 28, 2006 and November 30, 2005, respectively	(1,054,046)	(1,061,172)	(1,079,274)	(887,726)
Retained earnings	1,659,349	1,564,980	1,441,081	1,385,545
Accumulated other comprehensive loss	(1,034)	(1,663)	(1,434)	(1,259)

Total shareholders’ equity	604,373	502,249	360,477	496,664

Total liabilities and shareholders’ equity	$1,283,005	$1,179,810	$1,027,999	$1,203,644

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q2	Q1
	February 28	November 30
	As Previously Reported

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$569,551	$628,884

Costs and expenses:
Instructional costs and services	258,447	259,885
Selling and promotional	124,426	128,120
General and administrative	57,205	30,080
Goodwill impairment	—	—

Total costs and expenses	440,078	418,085

Income from operations	129,473	210,799
Interest income and other, net	3,567	4,503

Income before income taxes	133,040	215,302
Provision for income taxes	52,405	84,528

Net income	$80,635	$130,774

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$0.46	$0.73

Diluted income per share	$0.46	$0.73

Basic weighted average shares outstanding	173,496	178,104

Diluted weighted average shares outstanding	175,235	180,331

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q2		Q1
	February 28		November 30
	Adjustments

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$999	(3)	$(211	)(3)

Costs and expenses:
Instructional costs and services	4,187(1-3)		5,223(1-3)
Selling and promotional	(180	)(1)	(148	)(1)
General and administrative	1,762(1,3)		(2,750	)(1,3)
Goodwill impairment	—		—

Total costs and expenses	5,769		2,325

Income from operations	(4,770)		(2,536)
Interest income and other, net	(41	)(3)	(45	)(3)

Income before income taxes	(4,811)		(2,581)
Provision for income taxes	(3,265	)(4)	(386	)(4)

Net income	$(1,546)		$(2,195)

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$—		$(0.01)

Diluted income per share	$(0.01)		$(0.02)

Basic weighted average shares outstanding	—		—

Diluted weighted average shares outstanding	200		310

(1), (2), (3), & (4)	See Note 3, “Restatement of Consolidated Financial Statements,” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
			Restated(1)

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$624,913	$653,397	$570,550	$628,673

Costs and expenses:
Instructional costs and services	300,543	284,375	262,634	265,108
Selling and promotional	154,293	138,195	124,246	127,972
General and administrative	33,880	29,751	58,967	27,330
Goodwill impairment	20,205	—	—	—

Total costs and expenses	508,921	452,321	445,847	420,410

Income from operations	115,992	201,076	124,703	208,263
Interest income and other, net	5,633	4,437	3,526	4,458

Income before income taxes	121,625	205,513	128,229	212,721
Provision for income taxes	45,914	74,059	49,140	84,142

Net income	$75,711	$131,454	$79,089	$128,579

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$0.44	$0.76	$0.46	$0.72

Diluted income per share(2)	$0.43	$0.75	$0.45	$0.71

Basic weighted average shares outstanding	172,981	172,817	173,496	178,104

Diluted weighted average shares outstanding	174,514	174,453	175,435	180,641

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
	As Previously Reported

Consolidated Quarterly Balance Sheets:
($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$145,607	$68,775	$7,878	$123,657
Restricted cash	225,706	240,483	142,049	209,855
Auction-rate securities — restricted	—	—	85,650	—
Marketable securities, current portion	224,112	248,881	255,442	260,188
Accounts receivable, net	201,615	180,916	171,238	151,583
Income taxes receivable	—	—	14,220	—
Deferred tax assets, current portion	14,991	12,541	11,198	10,625
Other current assets	23,058	21,783	22,946	23,017

Total current assets	835,089	773,379	710,621	778,925
Property and equipment, net	268,661	257,740	234,220	178,656
Marketable securities, less current portion	97,350	137,113	176,165	232,718
Goodwill	37,096	37,096	37,096	37,096
Deferred tax assets, less current portion	35,756	27,900	29,296	34,118
Other assets (includes receivable from related party of $14,843, $14,622, $14,405 and $14,191 as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively)	28,993	28,169	28,923	28,047

Total assets	$1,302,945	$1,261,397	$1,216,321	$1,289,560

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$40,129	$41,893	$38,174	$41,290
Accrued liabilities	61,315	51,254	50,884	49,435
Income taxes payable	9,740	41,802	—	43,095
Current portion of long-term liabilities	18,878	16,101	13,608	4,179
Student deposits	249,696	245,341	252,469	238,148
Current portion of deferred revenue	138,214	118,892	124,249	114,203

Total current liabilities	517,972	515,283	479,384	490,350
Deferred revenue, less current portion	351	460	470	393
Deferred tax liability, net, less current portion	—	—	—	—
Long-term liabilities, less current portion	77,748	77,709	67,730	29,827

Total liabilities	596,071	593,452	547,584	520,570

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000, 188,002,000, 188,002,000 and 187,567,000 issued as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively, and 179,184,000, 180,071,000, 181,944,000 and 183,515,000 outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	103	103	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	1	1	1	1
Additional paid-in capital	—	—	—	14,291
Apollo Group Class A treasury stock, at cost, 8,818,000, 7,931,000, 6,058,000 and 4,052,000 shares as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	(645,742)	(580,058)	(445,184)	(282,640)
Deferred share-based compensation expense under APB 25	—	—	—	—
Retained earnings	1,353,650	1,248,728	1,114,738	1,038,346
Accumulated other comprehensive loss	(1,138)	(829)	(921)	(1,111)

Total shareholders’ equity	706,874	667,945	668,737	768,990

Total liabilities and shareholders’ equity	$1,302,945	$1,261,397	$1,216,321	$1,289,560

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4		Q3		Q2		Q1
	August 31		May 31		February 28		November 30
	Adjustments

Consolidated Quarterly Balance Sheets:
($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$(8,423	)(3)	$(4,369	)(3)	$(5,704	)(3)	$(26,272	)(3)
Restricted cash	1,396	(3)	(8,365	)(3)	(9,772	)(3)	(127,235	)(3)
Auction-rate securities	—		—		—		18,450	(3)
Auction-rate securities — restricted	—		—		—		124,900	(3)
Marketable securities, current portion	—		—		—		—
Accounts receivable, net	(29,013	)(2,3)	(27,171	)(2,3)	(22,611	)(2,3)	(18,852	)(2,3)
Income taxes receivable	—		—		(14,220	)(4)	—
Deferred tax assets, current portion	10,515	(4)	10,778	(4)	10,198	(4)	7,918	(4)
Other current assets	(415	)(3)	—	(3)	—	(3)	—(3)

Total current assets	(25,940)		(29,127)		(42,109)		(21,091)
Property and equipment, net	1,984	(3)	2,158	(3)	(3,857	)(3)	47,154	(3)
Marketable securities, less current portion	—		—		—		—
Goodwill	—		—		—		—
Deferred tax assets, less current portion	4,786	(4)	8,416	(4)	7,461	(4)	5,492	(4)
Other assets (includes receivable from related party of $14,843, $14,622, $14,405 and $14,191 as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively)	(2,227	)(3)	(1,700	)(3)	(1,700	)(3)	(1,701	)(3)

Total assets	$(21,397)		$(20,253)		$(40,205)		$29,854

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	—		—		—		—
Accrued liabilities	—		—		(2,300	)(3)	(400	)(3)
Income taxes payable	59,423	(4)	62,942	(4)	49,732	(4)	61,007	(4)
Current portion of long-term liabilities	621	(3)	634	(3)	1,394	(3)	11,578	(3)
Student deposits	(7,021	)(3)	(12,733	)(3)	(13,176	)(3)	(9,757	)(3)
Current portion of deferred revenue	(4,250	)(3)	(3,822	)(3)	(3,518	)(3)	(3,142	)(3)

Total current liabilities	48,773		47,021		32,132		59,286
Deferred revenue, less current portion	—		—		—		—
Long-term liabilities, less current portion	2,484	(3)	2,621	(3)	(1,503	)(3)	39,398	(3)

Total liabilities	$51,257		$49,642		$30,629		$98,684

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—		—		—		—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000, 188,002,000, 188,002,000 and 187,567,000 issued as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively, and 179,184,000, 180,071,000, 181,944,000 and 183,515,000 outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	—		—		—		—
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	—		—		—		—
Additional paid-in capital	—		—		18,453(1,4)		30,836(1,4)
Apollo Group Class A treasury stock, at cost, 8,818,000, 7,931,000, 6,058,000 and 4,052,000 shares as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	—		—		—		—
Deferred share-based compensation expense under APB 25	(9,470	)(1)	(17,523	)(1)	(23,077	)(1)	(28,373	)(1)
Retained earnings	(63,184	)(1-4)	(52,372	)(1-4)	(66,210	)(1-4)	(71,293	)(1-4)
Accumulated other comprehensive loss	—		—		—		—

Total shareholders’ equity	(72,654)		(69,895)		(70,834)		(68,830)

Total liabilities and shareholders’ equity	$(21,397)		$(20,253)		$(40,205)		$29,854

(1), (2), (3), & (4)	See Note 3, “Restatement of Consolidated Financial Statements,” for a detailed summary of adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
	Restated(1)

Consolidated Quarterly Balance Sheets:
($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$137,184	$64,406	$2,174	$97,385
Restricted cash	227,102	232,118	132,277	82,620
Auction-rate securities	—	—	—	18,450
Auction-rate securities — restricted	—	—	85,650	124,900
Marketable securities, current portion	224,112	248,881	255,442	260,188
Accounts receivable, net	172,602	153,745	148,627	132,731
Income taxes receivable	—	—	—	—
Deferred tax assets, current portion	25,506	23,319	21,396	18,543
Other current assets	22,643	21,783	22,946	23,017

Total current assets	809,149	744,252	668,512	757,834
Property and equipment, net	270,645	259,898	230,363	225,810
Marketable securities, less current portion	97,350	137,113	176,165	232,718
Goodwill	37,096	37,096	37,096	37,096
Deferred tax assets, less current portion	40,542	36,316	36,757	39,610
Other assets (includes receivable from related party of $14,843, $14,622, $14,405 and $14,191 as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively)	26,766	26,469	27,223	26,346

Total assets	$1,281,548	$1,241,144	$1,176,116	$1,319,414

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$40,129	$41,893	$38,174	$41,290
Accrued liabilities	61,315	51,254	48,584	49,035
Income taxes payable	69,163	104,744	49,732	104,102
Current portion of long-term liabilities	19,499	16,735	15,002	15,757
Student deposits	242,675	232,608	239,293	228,391
Current portion of deferred revenue	133,964	115,070	120,731	111,061

Total current liabilities	566,745	562,304	511,516	549,636
Deferred revenue, less current portion	351	460	470	393
Long-term liabilities, less current portion	80,232	80,330	66,227	69,225

Total liabilities	647,328	643,094	578,213	619,254

Commitments and contingencies (Notes 11, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,002,000, 188,002,000, 188,002,000 and 187,567,000 issued as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively, and 179,184,000, 180,071,000, 181,944,000 and 183,515,000 outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	103	103	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 477,000 issued and outstanding as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	1	1	1	1
Additional paid-in capital	—	—	18,453	45,127
Apollo Group Class A treasury stock, at cost, 8,818,000, 7,931,000, 6,058,000 and 4,052,000 shares as of August 31, May 31, February 28, 2005 and November 30, 2004, respectively	(645,742)	(580,058)	(445,184)	(282,640)
Deferred share-based compensation expense under APB 25	(9,470)	(17,523)	(23,077)	(28,373)
Retained earnings	1,290,466	1,196,356	1,048,528	967,053
Accumulated other comprehensive loss	(1,138)	(829)	(921)	(1,111)

Total shareholders’ equity	634,220	598,050	597,903	700,160

Total liabilities and shareholders’ equity	$1,281,548	$1,241,144	$1,176,116	$1,319,414

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
	As Previously Reported

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$591,842	$619,011	$505,693	$534,926

Costs and expenses:
Instructional costs and services	253,459	243,232	221,635	217,417
Selling and promotional	125,016	118,153	121,016	120,585
General and administrative	24,276	29,323	23,499	21,188
Share based compensation(1)	19,824	—	—	—

Total costs and expenses	422,575	390,708	366,150	359,190

Income from operations	169,267	228,303	139,543	175,736
Interest income and other, net	4,592	3,984	3,855	4,562

Income before income taxes	173,859	232,287	143,398	180,298
Provision for income taxes	67,611	90,449	56,284	70,767

Net income	$106,248	$141,838	$87,114	$109,531

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$0.59	$0.78	$0.47	$0.59

Diluted income per share(2)	$0.58	$0.77	$0.47	$0.58

Basic weighted average shares outstanding	180,142	181,461	183,742	186,369

Diluted weighted average shares outstanding	182,903	184,322	187,007	189,831

(1)	Related to the August 27, 2004, conversion of UPX Online stock options to Apollo Group Class A stock options.

(2)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4		Q3		Q2		Q1
	August 31		May 31		February 28		November 30
	Adjustments

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$357	(3)	$(1,266	)(3)	$(82	)(3)	$633	(3)

Costs and expenses:
Instructional costs and services	6,337	(1-3)	2,832	(1-3)	5,636	(1-3)	6,083	(1-3)
Selling and promotional	331	(1)	115	(1)	127	(1)	108	(1)
General and administrative	(143	)(1,3)	(1,326	)(1,3)	(1,130	)(1,3)	(1,202	)(1,3)
Share based compensation(5)	(15,600	)(1)	4,223		4,224		4,224

Total costs and expenses	(9,075)		5,844		8,857		9,213

Income from operations	9,432		(7,110)		(8,939)		(8,580)
Interest income and other, net	(47	)(3)	(50	)(3)	(53	)(3)	(56	)(3)

Income before income taxes	9,385		(7,160)		(8,992)		(8,636)
Provision for income taxes	4,869	(4)	(2,585	)(4)	(3,354	)(4)	2,465	(4)

Net income	$4,516		$(4,575)		$(5,638)		$(11,101)

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$0.02		$(0.02)		$(0.03)		$(0.06)

Diluted income per share(6)	$0.03		$(0.03)		$(0.03)		$(0.06)

Basic weighted average shares outstanding	—		—		—		—

Diluted weighted average shares outstanding	48		38		32		27

(1), (2), (3), & (4)	See Note 3, “Restatement of Consolidated Financial Statements,” for a detailed summary of adjustments.

(5)	Related to the August 27, 2004, conversion of UPX Online stock options to Apollo Group Class A stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

(6)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	Q4	Q3	Q2	Q1
	August 31	May 31	February 28	November 30
	Restated (1)

Consolidated Quarterly Statements of Income:
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$592,199	$617,745	$505,611	$535,559

Costs and expenses:
Instructional costs and services	259,796	246,064	227,271	223,500
Selling and promotional	125,347	118,268	121,143	120,693
General and administrative	24,133	27,997	22,369	19,986
Share based compensation(2)	4,224	4,223	4,224	4,224

Total costs and expenses	413,500	396,552	375,007	368,403

Income from operations	178,699	221,193	130,604	167,156
Interest income and other, net	4,545	3,934	3,802	4,506

Income before income taxes	183,244	225,127	134,406	171,662
Provision for income taxes	72,480	87,864	52,930	73,232

Net income	$110,764	$137,263	$81,476	$98,430

Earnings per share attributed to Apollo Group Class A common stock:
Basic income per share	$0.61	$0.76	$0.44	$0.53

Diluted income per share(3)	$0.61	$0.74	$0.44	$0.52

Basic weighted average shares outstanding	180,142	181,461	183,742	186,369

Diluted weighted average shares outstanding	182,951	184,360	187,039	189,858

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Related to the August 27, 2004, conversion of UPX Online stock options to Apollo Group Class A stock options. Share based compensation expense resulting from the revised measurement dates is included in instructional costs and services, selling and promotional, and general and administrative expenses.

(3)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Subsequent Events

Review of Stock Option Grant Practices

See Note 3 “Restatement of Consolidated Financial Statements” in these Notes to Consolidated Financial Statements for discussion of the Independent review and the Internal Review of the Company’s stock option grant practices and subsequent restatement of previously issued financial statements.

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

Insight Schools Acquisition

On October 20, 2006, the Company completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. The Company acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. The Company believes this acquisition allows it to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the acquisition, goodwill increased by $14.1 million.

Apollo International

Apollo International (see Note 9) paid us a return of capital of approximately $100,000 in October 2006.

Faculty Stock Option Grant

On January 12, 2007, the Compensation Committee of the Board of Directors approved a stock option grant to faculty under the Apollo Group, Inc. 2SIP, which was issued on February 12, 2007.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of these modifications, the Company recorded a non-cash charge to share based compensation of $12.1 million during the second quarter of 2007. In addition, the modified awards held by employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19, under which, these awards are classified as liabilities and reported in Current portion of Long-Term Liabilities in the Company’s consolidated balance sheets. EITF 00-19 also requires the Company to report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in the Company’s consolidated statements of income. During the second quarter of 2007, the Company recorded an additional expense of $2.8 million as a result of the increase in the fair value of the awards to $14.6 million as of February 28, 2007. The exercise prices of the approximately 475,000 options subject to EITF 00-19 range between $6.50 and $71.23.

On May 15, 2007, holders of the Company’s Class B common stock increased the number of shares reserved for issuance under the 2SIP by 5.0 million shares.

Tax Matters

See Note 15 for a discussion of subsequent events concerning income tax related matters regarding IRC Section 409A.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

The Company intends to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its President (Principal Executive Officer) and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Attached as exhibits to this Annual Report on Form 10-K are certifications of the Company’s President (Principal Executive Officer) and CFO, which are required in accordance with Rule 13a-14 of the Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure control and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of the Company’s President (Principal Executive Officer) and CFO.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company. Management’s intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of August 31, 2006. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.

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

(ii) Control Activities Relating to Accounting for the Allowance for Doubtful Accounts

The Company did not maintain effective controls over its accounting for bad debt expense and the related allowance for doubtful accounts. Specifically, the Company did not properly consider all available historical information as well as current trends in estimating its required bad debt reserve. This control deficiency resulted in errors in bad debt expense and the allowance for doubtful accounts, and related income tax accounts which resulted in a restatement of the Company’s historical financial statements for 2004 through 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

(iii) Control Activities Relating to the Valuation of Goodwill

The Company did not maintain effective controls over the valuation of goodwill. Specifically, the Company did not adequately review, analyze and test assumptions provided to its third-party appraiser and the related valuation in accordance with SFAS 142. This control deficiency resulted in errors in goodwill and impairment expense that resulted in an adjustment to the Company’s previously released earnings on October 18, 2006 for the fourth quarter of 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

(iv) Control Activities Relating to Accounting for Tax Liability Under IRC Section 162(m)

The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $41.1 million as of August 31, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. Accordingly, management determined that the control deficiency constituted a material weakness in internal controls over financial reporting.

Based on this assessment, and because of the material weaknesses described above, management has concluded that internal control over financial reporting was not effective as of August 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management

•	The Company engaged its new Chief Financial Officer on November 14, 2006.

•	The Company engaged its Corporate Controller effective December 15, 2006, who was subsequently appointed its new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	The Company has hired a new Vice President, Controller of Accounting.

•	The Company has hired a new Vice President of Tax.

•	The Company appointed a new Stock Option Plan Administrator in January 2007 to work under the supervision of and report to the new Chief Financial Officer.

•	The Company is conducting a search for an experienced and well-qualified individual to serve as a General Counsel to the Company.

Outside Legal Counsel; Board of Directors and Committees

•	The Company considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	The Company hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	The Company added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until the Company is in compliance with its periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2SIP adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.

Policies, Processes, Procedures and Controls

•	The Company is monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	The Company has enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance, and (iii) the use of third-party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly (or annual) reviews and reconciliations related to equity-based compensation award activity, allowance for doubtful accounts activity and the valuation of goodwill. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	The Company has retained third-party stock option software administration professionals to assist with the understanding of the Company’s stock option administration software and to train its employees that are involved in the stock option administration process.

•	The Company’s Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Apollo Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (1) The Company did not maintain effective controls over its granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123 and SFAS 123(R) and their related Interpretations. Specifically, effective controls, including monitoring, were not designed and in place to provide reasonable assurance regarding the existence, completeness, accuracy, valuation and presentation of activity related to the Company’s granting of stock options in the financial statements. These control deficiencies resulted in errors in (i) share based compensation expense, additional paid-in capital, related income tax accounts and weighted averaged diluted shares outstanding and (ii) related financial statement disclosures that resulted in the restatement of the Company’s historical financial statements; (2) The Company did not maintain effective controls over its accounting for bad debt expense and the related allowance for doubtful accounts. Specifically, the Company did not properly consider all available historical information as well as current trends in estimating its required bad debt reserve. This control deficiency resulted in errors in bad debt expense and the related allowance for doubtful accounts and related income tax accounts which resulted in a restatement of the Company’s historical financial statements for 2004 through 2006; (3) The Company did not maintain effective controls over the valuation of goodwill. Specifically, the Company did not adequately review, analyze and test assumptions provided to its third-party appraiser and the related valuation in accordance with SFAS 142. This control deficiency resulted in errors in goodwill and impairment expense that resulted in an adjustment to the Company’s previously released earnings for the fourth quarter of 2006; and (4) The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. Specifically, the Company claimed deductions with respect to compensation attributable to the exercise of certain stock options, which may not qualify as performance- based compensation under Internal Revenue Code of 1986 (“IRC”) Section 162(m). As a result of this control deficiency, the Company may have claimed deductions with respect to those exercised options which were in excess of the limit imposed under IRC Section 162(m). This control deficiency resulted in errors to the Company’s potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended August 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2006, of the Company and our report dated May 21, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 21, 2007

Item 9B — Other Information

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Our Board of Directors is elected by the holders of our Class B common stock. The following sets forth information as of April 30, 2007, concerning our directors and executive officers:

Name	Age	Position

Dr. John G. Sperling	86	Founder, Acting Executive Chairman of the Board, and Director
Brian E. Mueller	53	President and Director
Gregory W. Cappelli	39	Executive Vice President Global Strategy, Assistant to the Executive Chairman
Joseph L. D’Amico	57	Chief Financial Officer
John R. Kline	44	Chief Administrative Officer
Dr. William J. Pepicello	57	President, University of Phoenix
Dianne M. Pusch	48	Executive Vice President
Diane L. Thompson	51	Chief Human Resources Officer
Terri C. Bishop	53	Senior Vice President and Chief Communications Officer
Joseph N. Mildenhall	53	Chief Information Officer
Peter V. Sperling	47	Senior Vice President, Secretary, and Director
Larry A. Fleischer	51	Vice President of Finance
W. Stan Meyer	46	Vice President of Marketing
Brian L. Swartz	34	Vice President, Corporate Controller and Chief Accounting Officer
John M. Blair(1)	68	Director
Dino J. DeConcini	72	Director
Hedy F. Govenar(1)	62	Director
K. Sue Redman	50	Director
James R. Reis	49	Director
George A. Zimmer	58	Director

(1)	These board members have submitted their resignation effective as of the filing of this report on Form 10-K.

DR. JOHN G. SPERLING, is the founder, the Acting Executive Chairman and a director of the Board of Apollo Group. Dr. Sperling was President of Apollo Group from its inception until February 1998, Chief Executive Officer of Apollo Group until August 2001, and Chairman of the Board until June 2004. Prior to his involvement with Apollo Group, from 1961 to 1973, Dr. Sperling was a professor of Humanities at San Jose State University where he was the Director of the Right to Read Project and the Director of the NSF Cooperative College-School Science Program in Economics. At various times from 1955 to 1961, Dr. Sperling was a member of the faculty at the University of Maryland, Ohio State University and Northern Illinois University. Dr. Sperling received his Doctor of Philosophy from Cambridge University, a Master of Arts from the University of California, Berkeley, and a Bachelor of Arts from Reed College. Dr. Sperling is the father of Peter V. Sperling.

BRIAN E. MUELLER became President and a director of Apollo Group in January 2006 and has been with Apollo Group since 1987. Mr. Mueller served as Chief Operating Officer of Apollo Group from December 2005 to January 2006, Chief Executive Officer of UPX Online from March 2002 to November 2005, and Chief Operating

Officer and Senior Vice President of UPX Online from May 1997 to March 2002. Mr. Mueller served as Vice President/Director of UPX, San Diego, from 1995 to 1997, and Vice President/Director of UPX, New Mexico, from 1993 to 1995. From 1990 to 1993 he was Director of Enrollment of UPX, Phoenix Campus, and before that, he was an Enrollment Advisor of UPX, Phoenix. From 1983 to 1987, Mr. Mueller was a Professor for Concordia University. Mr. Mueller received his Master of Arts in Education and his Bachelor of Arts in Education from Concordia University.

GREGORY W. CAPPELLI was appointed Executive Vice President of Global Strategy and Assistant to the Executive Chairman in April 2007. Before joining Apollo Group, Mr. Cappelli spent 10 years as a research analyst for Credit Suisse, where he most recently served as Managing Director and Senior Research Analyst and founded the Credit Suisse Global Services Teams. Before joining Credit Suisse, Mr. Cappelli was Vice President and Senior Research Analyst with ABN AMRO. He holds his Bachelor of Arts in Economics from Indiana University and his Master of Business Administration from the Brennan School of Business at Dominican University.

JOSEPH L. D’AMICO commenced service as Chief Financial Officer of Apollo Group in November 2006, pursuant to a contract between his employer, FTI Consulting, Inc. (“FTI”), and Apollo Group. He is a senior managing director with FTI Palladium Partners, an interim management company and a division of FTI. Prior to joining FTI in August 2002, he was a partner with PricewaterhouseCoopers LLP for 21 years where he served in leadership roles in the firm’s Financial Advisory Services group as well as having served as an audit partner earlier in his career. Mr. D’Amico is a Certified Public Accountant and a Certified Insolvency and Restructuring Advisor. He received his Master of Business Administration from the University of Chicago and his Bachelor of Science in Accountancy from the University of Illinois at Urbana-Champaign.

JOHN R. KLINE has served as Chief Administrative Officer of Apollo Group since February 2006. From 1998 to February 2006, Mr. Kline was Senior Vice President of Operations and Finance of UPX Online. From 1996 to 1998 he was Director of Finance of UPX, Colorado. Prior to 1996, he worked in Apollo Group’s corporate accounting department. Mr. Kline began his career in public accounting and received his Bachelor of Science in Accounting from Arizona State University.

DR. WILLIAM J. PEPICELLO became President of UPX in June 2006 and was made Provost in January 2006. Dr. Pepicello has been with UPX since 1995. Dr. Pepicello served as Vice Provost for Academic Affairs from 2003 to 2006 and Dean of the School of Advanced Studies from 2002 to 2003. From 2000 to 2002, Dr. Pepicello was President of University of Sarasota and then Chief Academic Officer of American Intercontinental University. From 1995 to 2000, he was Dean of the College of General and Professional Studies and also held the position of Vice President of Academic Affairs of UPX. Dr. Pepicello holds both a Master of Arts and a Doctor of Philosophy in Linguistics from Brown University and his Bachelor of Arts in Classics from Gannon University.

DIANNE M. PUSCH was appointed Executive Vice President of Apollo Group in April 2007. Ms. Pusch has been with Apollo Group since 1988, having served most recently as Senior Regional Vice President. She has also been Vice President/Director, Associate Director and Director of Operations of UPX, Southern California. Ms. Pusch has served on the faculty of UPX since 1995. Ms. Pusch received her Master of Business Administration from UPX and her bachelor’s degree from Southern Illinois University.

DIANE L. THOMPSON has served as Chief Human Resources Officer since March 2006 and has been with Apollo Group since September 1997. Ms. Thompson held the position of Vice President/Counsel of Human Resources from October 2000 to March 2006 and Director of Human Resources from 1998 to 2000. Prior to her tenure with Apollo Group, Ms. Thompson was a Deputy County Attorney in the Pima County Attorney’s Office employment division. Ms. Thompson received her Bachelor of Arts in Special Education, her Master of Arts in Women’s Studies and her Juris Doctor from the University of Arizona.

TERRI C. BISHOP has served as Chief Communications Officer and Senior Vice President of Public Affairs of Apollo Group since 1999, overseeing public and government relations. Except for her service as Executive Vice President of Convene International, an education software company, from 1998 to 1999, Ms. Bishop has been with the Apollo Group of companies since 1982 and during that time she has served in the areas of institutional licensure and accreditation, curriculum development, institutional research and online learning. She was the founding director of UPX Online, providing oversight during its first 10 years of start up and development. Ms. Bishop received her Master of Arts in Human Relations and Organizational Management from UPX.

JOSEPH N. MILDENHALL has served as Chief Information Officer since April 2007 and has been with Apollo Group since 1999. Previously, Mr. Mildenhall held the title of Vice President of Information Technology from January 2006 to April 2007. From 1998 until 2006, Mr. Mildenhall directed the design, development and deployment of the UPX student and faculty Internet portal and the online education environment supporting the rapid growth of UPX Online. From 1979 to 1998, Mr. Mildenhall held increasingly responsible roles in software development at J&K Computer Systems, which was acquired by National Computer Systems in 1988. Mr. Mildenhall holds his Master of Business Administration from UPX and his Bachelor of Science in Accounting from Brigham Young University.

PETER V. SPERLING has been a Senior Vice President of Apollo Group since June 1998 and Secretary of Apollo Group since June 2006. Mr. Sperling has been with Apollo Group since 1983. Mr. Sperling was Vice President of Administration from 1992 to June 1998 and served as Secretary and Treasurer of Apollo Group from 1988 to January 2003. From 1987 to 1992, Mr. Sperling was Director of Operations at Apollo Education Corporation. From 1983 to 1987, Mr. Sperling was Director of Management Information Services of Apollo Group. Mr. Sperling received his Master of Business Administration from UPX and his Bachelor of Arts from University of California, Santa Barbara. Mr. Sperling is also the Chairman and co-founder of CallWave, Inc., a telecommunications services corporation. Mr. Sperling is the son of Dr. John G. Sperling.

LARRY A. FLEISCHER has served as Vice President of Finance of Apollo Group since 1995 and has been with Apollo Group since 1981. From 1981 to 1995 he held various positions with UPX and in Apollo Group’s corporate accounting department. Mr. Fleischer received his Bachelor of Science in Accounting from Arizona State University and his Master of Business Administration from UPX. He is a Certified Public Accountant.

W. STAN MEYER has been Vice President of Marketing of Apollo Group since June 2006 and has been with Apollo Group since August 2002. Mr. Meyer previously served as a Regional Vice President of UPX and Division Director of Axia College and of the School of Advanced Studies. From 1983 to 2002, Mr. Meyer held several positions with the Concordia University System including director for the Concordia University’s education network. Mr. Meyer holds both a Doctor of Education in Institutional Management and a Master of Business Administration from Pepperdine University. He earned his Bachelor of Arts in Communications from Concordia University, Nebraska.

BRIAN L. SWARTZ has been with Apollo Group since December 2006 and was appointed Vice President, Corporate Controller and Chief Accounting Officer in February 2007. Mr. Swartz is serving in this role pursuant to a contract that currently has a term through June 30, 2007. Mr. Swartz was with EaglePicher Incorporated from 2002 to 2006, most recently as its Vice-President and Corporate Controller. At EaglePicher, Mr. Swartz was an integral member of their senior management team and successfully guided the company through a bankruptcy restructuring. From 1994 to 2002, Mr. Swartz was at Arthur Andersen LLP where he had primary responsibilities in international audit and due diligence projects. He graduated magna cum laude from the University of Arizona with a Bachelor of Science in Accounting and was a member of the Warren Berger Entrepreneurship Program. Mr. Swartz is a Certified Public Accountant.

JOHN M. BLAIR has been a director of Apollo Group since September 2000 and a member of the Nominating and Governance Committee of the Board of Directors of Apollo Group. As previously reported in a Current Report on Form 8-K, Mr. Blair has resigned from the Board of Directors and from its Nominating and Governance Committee, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports. In addition, Mr. Blair served from 1982 to September 2000 as a director of WIU. Mr. Blair was Chief Operating Officer of Integrated Information Systems, Inc., a provider of integrated Internet solutions, from May 1999 through December 2000, and a director from January 2001 through March 2004. In 1984, Mr. Blair founded J. Blair Consulting, an independent consulting business that provides management counsel to individuals and organizations and continues to be active in this professional services firm. Mr. Blair earned a Bachelor of Science in Engineering from Purdue University and a Master of Arts in Organizational Management from UPX.

DINO J. DECONCINI has been a director of Apollo Group since 1981 and is currently Chairman of the Compensation Committee and a member of the Audit Committee and the Nominating and Governance Committee of the Board of Directors of Apollo Group. From 1993 to 1995 and from 2002 to date, Mr. DeConcini was Vice President and Senior Associate of Project International, Inc., an international business consulting firm. From 2001 to 2002, Mr. DeConcini was the Director of Financial Education at Consumer Federation of America. From 1995 to 2000, Mr. DeConcini was the Executive Director, Savings Bonds Marketing Office, U.S. Department of the Treasury. From 1979 to 1995, Mr. DeConcini was a shareholder and employee in DeConcini, McDonald, Brammer, Yetwin and Lacy, P.C., Attorneys at Law. From 1991 to 1993 and 1980 to 1990, Mr. DeConcini was a Vice President and partner of Paul R. Gibson & Associates, an international business consulting firm.

HEDY F. GOVENAR has been a director of Apollo Group since 1997 and Chairperson of the Nominating and Governance Committee since March 2006. As previously reported in a Current Report on Form 8-K, Ms. Govenar has resigned from the Board of Directors and from its Nominating and Governance Committee, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports. Ms. Govenar was a director of UPX from 1992 to February 1997. Ms. Govenar is founder and Chairwoman of the Board of Governmental Advocates, Inc., a lobbying and political consulting firm in Sacramento, California. As one of the lobbyists in the firm, she has represented a variety of corporate and trade association clients since 1979. From 1989 to 1999, Ms. Govenar served as a commissioner on the California State Film Commission as an appointee of the California State Assembly. Currently, she is a member of the California Education Master Plan Alliance Advisory Committee whose mission is to improve public and private education from pre-kindergarten through university. Ms. Govenar received her Master of Arts in Education from California State University, Northridge, and her Bachelor of Arts in English from University of California, Los Angeles.

K. SUE REDMAN has been a director of Apollo Group and Chairperson of the Audit Committee since December 2006. Ms. Redman is also a member of the Compensation Committee and the Special Committee of the Board of Directors of Apollo Group. Since 2004 Ms. Redman has been Senior Vice President and Chief Financial Officer of Texas A&M University. From 1999 to 2004, Ms. Redman was a Vice President and Corporate Controller at AdvancePCS. From 1980 to 1999, Ms. Redman held various positions, most notably as an Assurance/Business Advisory Services partner with PricewaterhouseCoopers LLP, where she provided accounting and consulting services to both public and private companies in a variety of industries. Ms. Redman earned her Bachelor of Business Administration in Accounting from Texas A&M University and is a Certified Public Accountant in Texas, Arizona and California.

JAMES R. REIS has been director of Apollo Group and a member of the Audit Committee since January 2007 and Chairman of the Special Committee of the Board of Directors of Apollo Group since March 2007. Mr. Reis is also the sole member of an ad hoc committee of the Board of Directors. Mr. Reis has served as Executive Vice President of GAINSCO, INC. since 2005. Since 2001, Mr. Reis has performed merchant banking and management consulting services through First Western Capital, LLC, of which he is the founder, managing director and owner, and through which he provided consulting services to a subsidiary of GAINSCO, INC. from 2003 to 2005. Mr. Reis served as Vice Chairman of ING Pilgrim Capital Corporation, an asset management company, which he co-founded, from 1989 to 2000 when it was acquired by ING Groep. Mr. Reis received his Bachelor of Science from St. John Fisher College in Rochester, New York and is an inactive Certified Public Accountant.

GEORGE A. ZIMMER has been a director of Apollo Group since June 2006 and is a member of the Compensation Committee of the Board of Directors of Apollo Group. Mr. Zimmer is the founder, CEO and Chairman of Men’s Wearhouse, Inc. Mr. Zimmer is currently co-chair of the board of the Institute of Noetic Sciences and serves on several advisory boards including The Boys & Girls Club of Oakland, California, and the World Business Academy of Ojai, California. Mr. Zimmer received his Bachelor of Arts in Economics from Washington University.

Committees of the Board of Directors

The Board of Directors has five principal committees as of March 31, 2007: (1) an Audit Committee composed of K. Sue Redman (Chairperson), Dino J. DeConcini and James R. Reis, (2) a Compensation Committee composed of Dino J. DeConcini (Chairperson), K. Sue Redman and George A. Zimmer, (3) a Nominating and Governance

Committee composed of Hedy F. Govenar (Chairperson), Dino J. DeConcini and John M. Blair, (4) a Special Committee (from June 2006 to the present) composed of James R. Reis (Chairperson) and K. Sue Redman and (5) an ad hoc committee composed of James R. Reis (sole member). Upon the effective date of the resignations of Mr. Blair and Ms. Govenar, the Nominating and Governance Committee will consist of Mr. DeConcini (sole member).

Meetings of the Board of Directors and its Committees

During the year ended August 31, 2006, the Board of Directors met on 14 occasions. All of the directors attended 100% of the Board of Directors meetings and meetings of each of the committees on which he or she served, except for Mr. DeConcini and Mr. Mueller, who each missed one meeting during the year.

The Board of Directors consists of a majority of independent directors, as independence is determined in accordance with Rule 4200 of the Marketplace Rules of the NASDAQ Stock Market LLC. The Board of Directors has determined that John M. Blair, Dino J. DeConcini, Hedy F. Govenar, K. Sue Redman, James R. Reis and George A. Zimmer of the Board of Directors are independent under these standards. After the resignations of Mr. Blair and Ms. Govenar, the Board of Directors still consists of a majority of independent directors.

Audit Committee.  The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is responsible for reviewing the financial information provided to shareholders and others, the systems of internal controls established by management and the Board of Directors, the performance and selection of independent registered public accounting firm, and our audit and financial reporting processes. The Audit Committee held six meetings during 2006. The Board of Directors has determined that K. Sue Redman and James R. Reis are “audit committee financial experts” as defined in Item 401(h) of Regulation S-K. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASDAQ Stock Market LLC. The report of the Audit Committee for 2006 is set forth in Item 11. The Audit Committee charter is available on the Company’s website at http://www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx.

Compensation Committee.  The Compensation Committee of our Board of Directors, which met 16 times during 2006, determines all aspects of compensation of executive officers, subject, in certain instances, to ratification by a majority of the independent members of the Board of Directors. Each of the members of this committee is an “independent director” as defined in Rule 4200 of the Marketplace Rules of the NASDAQ Stock Market LLC and an “outside director” as defined in IRC Section 162(m). The Compensation Committee also reviews competitive practice data regarding our non-employee director compensation and works in conjunction with our Nominating and Governance Committee in establishing the amount and form of such compensation. The Compensation Committee charter is available on the Company’s website at http://www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx.

Nominating and Governance Committee.  The Nominating and Governance Committee was formed in 2006. The Nominating and Governance Committee is responsible for recommending individuals to the Board of Directors to constitute nominees of the Board of Directors for election to the Board, recommending individuals to the Board of Directors to fill the unexpired term of any vacancy existing on the Board of Directors, the development of qualification criteria for new nominees to the Board of Directors, conducting an assessment of the size and composition of the Board of Directors and recommending changes in the Board’s size, assisting the Board of Directors with corporate governance matters, overseeing the orientation and training of new directors, and consulting with the Chairman of the Board regarding the composition of standing committees of the Board. This committee held three meetings during 2006. The Nominating and Governance Committee charter is available on the Company’s website at http://www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, as well as persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in beneficial ownership. Directors, executive officers and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that during the fiscal year ended August 31, 2006, our directors and officers complied with all Section 16(a) filing requirements except as set forth below. During the fiscal year ended August 31, 2006, the following individuals failed to timely file a Form 4: Dr. John G. Sperling, Peter V. Sperling and Todd S. Nelson, each for a disposition of shares.

Code of Ethical Conduct

We have adopted a code of ethical conduct that applies to all employees, including our directors, executive officers, and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethical conduct is available on the Company’s website at http://www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or certain other senior officers and requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website, http://www.apollogrp.edu and, as required by Nasdaq, file a Current Report on Form 8-K with the SEC reporting the amendment or waiver.

Controlled Company

We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of The NASDAQ Stock Market LLC, since more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of Marketplace Rule 4350, including that (a) our Board be composed of a majority of Independent Directors (as defined in Marketplace Rule 4200), (b) the compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (c) nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee comprised solely of independent directors. However, Marketplace Rule 4350(c) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”) and IRC Section 162(m) does require a compensation committee of outside directors (within the meaning of Section 162(m)) to approve stock option grants to executive officers in order for us to be able to deduct the stock option grants as an expense. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have a Compensation Committee and a Nominating and Governance Committee composed of independent directors.

Revised charters for the Compensation, Audit and Nominating and Governance Committees have been approved by the Board of Directors. These charters provide, among other items, that each member must be independent as such term is defined by the applicable rules of The NASDAQ Stock Market LLC and the SEC.

Item 11 — Executive Compensation

Director Compensation

Fees.  For the year ended August 31, 2006, our non-employee directors received a $24,000 annual retainer and $2,000 for each Board meeting attended. In addition, members of the Audit Committee received $2,000 for each Audit Committee meeting attended, members of the Compensation Committee received $1,000 for each Compensation Committee meeting attended, and members of the Nominating and Governance Committee received $1,000 for each Nominating and Governance Committee meeting attended. The Audit Committee Chairperson received an additional $5,000 for each meeting they chaired, the Compensation Committee Chairperson also received $4,500 for each meeting they chaired, and the Nominating and Governance Committee Chairperson also received an additional $2,500 for each meeting they chaired. Non-employee directors are also reimbursed for out-of-pocket expenses.

Effective September 1, 2006, the Audit Committee Chairperson receives a $20,000 annual retainer, the Compensation Committee Chairman is paid an $18,000 annual retainer and the Chairperson of the Nominating and Governance Committee receives a $16,000 annual retainer. The Chairpersons of the Board Committees no longer receive additional compensation for each meeting chaired. Non-employee directors are also reimbursed for out-of-pocket expenses.

Apollo Group, Inc. Share Based Compensation Plans.  Through 2003, the Second Amended and Restated Director Stock Plan (“DSP”) provided for an automatic option grant on September 1 of each year to each of the Company’s non-employee directors to purchase shares of the Company’s Apollo Group Class A common stock at an exercise price per share equal to the fair market value of such stock on the grant date. The Company currently has two share based compensation plans under which non-employee directors may be granted options: the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”) and the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2SIP”). Under both the LTIP and the 2SIP, the Company may grant non-qualified stock options, incentive stock options, stock appreciation rights and other share based awards in the Company’s Apollo Group Class A common stock to certain officers, key employees, or directors of the Company. On September 10, 2005, each of the following non-employee Board members was granted an option to purchase 20,250 shares of Apollo Group Class A common stock with an exercise price of $76.76 per share, the fair market value per share of such common stock on the grant date: John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John R. Norton. Mr. Norton has since resigned from his positions with the Company. Each such option vested six months and one day after the grant date upon the non-employee director’s continuation on the Board through such date. No additional options have been granted to non-employee board members subsequent to September 10, 2005.

Executive Compensation

The following table discloses the annual and long-term compensation earned by our President (Principal Executive Officer), the four other most highly compensated executive officers for the fiscal year ended August 31, 2006, our former Chief Executive Officer who served in such capacity for a portion of such fiscal year and two other former executive officers who terminated employment during such fiscal year for services rendered in all capacities for the fiscal years ended August 31, 2006, 2005 and 2004. Such individuals will be hereinafter referred to as our “Named Executive Officers.”

					Long-Term
		Annual Compensation			Compensation Awards
				Other Annual	APOL Securities	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Compensation(2)	Underlying Options	Compensation(3)

Dr. John G. Sperling Founder, Acting Executive Chairman of the Board and Director	2006	$650,000	$212,500	$83,877	100,000	$—
	2005	450,000	—	69,249	—	—
	2004	450,000	—	108,511	120,250	—
Kenda B. Gonzales(4) Former Chief Financial Officer and Treasurer	2006	$355,599	$112,500	$—	160,000	$4,500
	2005	323,714	196,875	—	—	4,200
	2004	280,000	200,000	—	100,000	3,900
Brian E. Mueller President and Director	2006	$368,325	$232,000	$—	240,000	$4,500
	2005	203,300	355,500	—	100,000	4,200
	2004	203,300	177,300	—	107,656	3,900
Terri C. Bishop Senior Vice President and Chief Communications Officer	2006	$306,261	$75,500	$—	74,000	$4,500
	2005	306,261	50,000	—	5,000	4,200
	2004	306,261	50,000	—	5,000	3,900
John R. Kline Chief Administrative Officer	2006	$181,459	$96,101	$—	65,000	$4,181
	2005	166,333	88,350	—	20,000	4,200
	2004	109,333	73,500	—	26,914	3,900
Former Officers:
Todd S. Nelson(4) Former Chairman of the Board, Chief Executive Officer, and President	2006	$281,250	$—	$89,535	320,000	$32,255,657
	2005	750,000	599,422	181,217	—	—
	2004	750,000	4,462,500	176,855	807,656	—
Laura Palmer Noone(4) Former President, The University of Phoenix, Inc.	2006	$249,229	$100,000	$—	20,000	$111,167
	2005	261,478	106,000	—	—	4,200
	2004	250,000	120,000	—	45,000	3,900
Robert A. Carroll(4) Former Chief Information Officer	2006	$114,973	$23,672	$—	15,000	$275,735
	2005	237,930	78,672	—	—	4,200
	2004	225,000	63,281	—	35,000	3,900

(1)	Represents cash bonuses earned for the indicated fiscal years.

(2)	Other annual compensation amounts shown consist principally of the perquisites of the use of Company-provided automobiles and the Company’s payment for personal tax consulting services. During the year ended August 31, 2006, Dr. Sperling received $31,912 in value from the use of Company-provided automobiles, including Company-provided fuel, and $51,965 in personal tax consulting services, and Mr. Nelson received $19,524 in value from the use of a Company-provided automobile, including Company-provided fuel, and $3,425 in personal tax consulting services. In addition, Mr. Nelson received $66,585 in value from the use of an aircraft for personal travel. For the year ended August 31, 2006, the Company accrued $677,385 with respect to its deferred compensation arrangement for Dr. Sperling; see Item 11, “Agreements Regarding Employment, Change of Control and Termination of Employment” for more information.

(3)	Other compensation amounts shown consist principally of matching contributions made by the Company on each Named Executive Officer’s behalf to Apollo Group, Inc.’s Savings and Investment Plan in the indicated fiscal years. For Mr. Nelson, Dr. Palmer Noone and Mr. Carroll, other compensation includes gross severance pay of $32,085,881, $106,667 and $275,159, respectively. In addition, for Mr. Nelson, other compensation includes the transfer of title of the Company-provided automobile to Mr. Nelson, valued at $169,775. See “Employment and Deferred Compensation Agreements and Termination of Employment” below.

(4)	Effective November 1, 2006, Ms. Gonzales resigned from the Company. Effective January 11, 2006, Mr. Nelson resigned from the Company. Effective June 30, 2006, Ms. Palmer Noone resigned from the Company. Effective January 31, 2006, Mr. Carroll resigned from the Company.

The following table discloses options granted to our Named Executive Officers for the fiscal year ended August 31, 2006:

Option Grants to Purchase Apollo Group Class A Common Stock In the Last Fiscal Year

	Option Grants in Fiscal Year 2006
			Percent of					Potential Realizable
			Total Options					Value at Assumed
	Number of		Granted to					Annual Rates of
	Securities		Employees					Stock Price
	Underlying		Excluding	Exercise				Appreciation for
	Options		Directors in	Price Per		Expiration		Option Term(7)
Name	Granted		Fiscal Year	Share		Date		5%	10%

Dr. John G. Sperling	100,000		2.64%	$51.330	(3)	6/23/2016	(4)	$3,228,116	$8,180,680
Kenda B. Gonzales(1)	50,000	(1)	1.32%	63.790		11/1/2015	(5)(6)	2,005,859	5,083,242
	110,000	(1)	2.90%	51.330		6/23/2016	(4)	3,550,928	8,998,748
Brian E. Mueller	40,000		1.06%	63.790	(3)	11/1/2015	(5)	1,604,688	4,066,593
	200,000		5.27%	51.330	(3)	6/23/2016	(4)	6,456,232	16,361,360
Terri C. Bishop	4,000		0.11%	63.790	(3)	11/1/2015	(5)	160,469	406,659
	70,000		1.85%	51.330	(3)	6/23/2016	(4)	2,259,681	5,726,476
John R. Kline	15,000		0.40%	63.790	(3)	11/1/2015	(5)	601,758	1,524,972
	50,000		1.32%	51.330	(3)	6/23/2016	(4)	1,614,058	4,090,340
Former Officers:
Todd S. Nelson(2)	320,000	(2)	8.44%	63.790		11/1/2015	(2)(5)	12,837,500	32,532,746
Laura Palmer Noone(1)	20,000	(1)	0.53%	63.790		11/1/2015	(5)	802,344	2,033,297
Robert A. Carroll(1)	15,000	(1)	0.40%	63.790		11/1/2015	(5)	601,758	1,524,972

(1)	Effective January 31, 2006, Mr. Carroll resigned from the Company. Effective June 30, 2006, Ms. Palmer Noone resigned from the Company. Effective November 1, 2006, Ms. Gonzales resigned from the Company. For information concerning the effect such resignation had on their outstanding options, see footnotes (3) and (4) to the table below entitled “Aggregate Option Exercises in Fiscal Year 2006 and Option Values as of August 31, 2006.”

(2)	Effective January 11, 2006, Mr. Nelson’s employment with the Company was terminated. For information concerning the effect of such resignation upon his outstanding options, see footnote (3) to the table below entitled “Aggregate Option Exercises in Fiscal Year 2006 and Option Values as of August 31, 2006.”

(3)	In December 2006, Messrs. Sperling, Mueller and Kline, and Ms. Bishop made elections in accordance with Section 409A of the Internal Revenue Code. As such, the Company will increase the strike price of their options to the fair market value of the Company’s stock on the revised measurement date (if applicable) determined for each option for financial accounting purposes. These changes to the exercise prices are not reflected in the table above. See Note 3, “Restatement of Consolidated Financial Statements,” to Item 8, Financial Statements and Supplementary Data.”

(4)	Unless otherwise canceled or expired, each of these options will vest as follows: 25% of each option will vest and become exercisable upon the optionee’s continued employment with the Company through February 28, 2007 and an additional 25% of each option will vest and become exercisable upon the optionee’s completion of each additional year of employment after February 28, 2007, through February 28, 2010. Each of these options also has potential accelerated vesting provisions based on the financial performance of the Company.

(5)	Unless otherwise canceled or expired, each of these options will vest as follows: 25% of each option will vest and become exercisable upon the optionee’s continued employment with the Company through August 31, 2006 and an additional 25% of each option will vest and become exercisable upon the optionee’s completion of each additional year of employment after August 31, 2006, through August 31, 2009. See footnote (1) for more information regarding Messrs. Nelson and Carroll and Mmes. Gonzales and Palmer Noone.

(6)	In December 2006, Ms. Gonzales made an election in accordance with Section 409A of the Internal Revenue Code. Pursuant to such election, her options will not be exercisable in calendar year 2006 and will expire on the earlier of (i) December 31, 2007 or (ii) the earliest contractual stated expiration term. For Ms. Gonzales’ in-the-money options at the end of the normal three month post-employment exercise period, the Company has authorized a series of successive 30-day extensions to the exercise period for such options, but not to extend beyond 30 days from the date the Company becomes current with its SEC filing requirements. See Note 3, “Restatement of Consolidated Financial Statements,” to Item 8, Financial Statements and Supplementary Data.

(7)	The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the SEC and do not represent the Company’s estimate or projection of the future trading prices of the Company’s common stock. The calculations assume annual compounding and continued retention of the options or the underlying common stock for the full year option term. Unless the market price of the common stock actually appreciates over the option term, no value will be realized by the optionee from these option grants. Actual gains, if any, on option exercises are dependent on numerous factors, including, without limitation, the future performance of the Company, overall business and market conditions, and the optionee’s continued employment throughout the vesting period and the option term. None of those factors are reflected in the calculations.

Aggregated Option Exercises in Fiscal Year 2006 and Option Values as of August 31, 2006

The following table provides information concerning the exercise of options by our Named Executive Officers during the 2006 fiscal year and the unexercised options held by them at the end of such fiscal year.

Apollo Group Class A Common Stock

			Number of Securities			Value of Unexercised
	Shares		Underlying Unexercised			In-the-Money Options at
	Acquired	Value	Options at Fiscal Year-End			Fiscal Year-End(2)
Name	on Exercise	Realized(1)	Exercisable	Unexercisable		Exercisable		Unexercisable

Dr. John G. Sperling	281,250	$14,203,434	1,330,867	100,000		$37,945,976	(5)	$—
Kenda B. Gonzales(3)	—	—	430,935	172,500	(3)(4)	11,502,369		—
Brian E. Mueller	—	—	186,720	306,914		849,189	(5)	—
Terri C. Bishop	—	—	18,650	75,500		86,033	(5)	—
John R. Kline	—	—	30,584	77,978		—	(5)	—
Former Officers:
Todd S. Nelson(3)	—	—	—	—	(3)	—		—
Laura Palmer Noone(3)	214,409	11,538,903	104,676	—	(3)	1,448,802		—
Robert A. Carroll(3)	170,568	7,493,661	—	—	(3)	—		—

(1)	Represents the value realized upon exercise calculated by multiplying the number of options exercised by the difference between the actual stock trading price on the date of exercise and the exercise price.

(2)	The “Value of Unexercised In-the-Money Options at Fiscal Year-End” is determined by multiplying the number of unexercised options, calculated on a grant-by-grant basis, by the amount by which the closing price of a share of the Company’s Class A common stock as of August 31, 2006 ($50.21) exceeded the exercise price per share in effect for each option. The actual value, if any, that will be realized upon the exercise of an option will depend upon the amount by which the market price of the Company’s Class A common stock on the date that the option is exercised exceeds the strike price per share.

(3)	Effective January 11, 2006 Mr. Nelson resigned from the Company and as part of his Separation Agreement with the Company, all of his outstanding options were canceled. Effective January 31, 2006, Mr. Carroll resigned from the Company, and in connection therewith 50,000 of Mr. Carroll’s options were canceled or expired in accordance with their terms. Effective June 30, 2006, Ms. Palmer Noone resigned from the Company, and in connection therewith 30,000 of Ms. Noone’s options were canceled. Effective November 1, 2006, Ms. Gonzales resigned from the Company, and in connection therewith 260,000 options were canceled or expired in accordance with their terms. Ms. Gonzales’ in-the-money options at the end of the normal three month post-employment exercise period were not canceled. For more information, see footnote (4).

(4)	In December 2006, Ms. Gonzales made an election in accordance with Section 409A of the Internal Revenue Code. As such her options will not be exercisable in calendar year 2006 and will expire on the earlier of

(i) December 31, 2007 or (ii) the earliest contractual stated expiration term. For Ms. Gonzales’ in-the-money options at the end of the normal three month post-employment exercise period, the Company has authorized a series of sucessive 30-day extensions for the exercise period of such options, but not to extend beyond 30 days from the date the Company becomes current with its SEC filing requirements. See Note 3 — Restatement in Item 8 of this Form 10-K.

(5)	In December 2006, Messrs. Sperling, Mueller and Kline, and Ms. Bishop made an election in accordance with Section 409A of the Internal Revenue Code. As such, the Company will increase the strike price of their options to the fair market value of the Company’s stock on the revised measurement date (if applicable) determined for each such option for financial accounting purposes. See Note 3 -Restatement in Item 8 of this Form 10-K.

The number of securities underlying unexercised options and the value of unexercised in-the-money options includes options to purchase Apollo Group Class A common stock issued in conjunction with the conversion of UPX Online common stock to Apollo Group Class A common stock.

Agreements Regarding Employment, Change of Control and Termination of Employment

In December 1993, we entered into an employment agreement and deferred compensation agreement with Dr. John G. Sperling, our founder. The initial term of the employment agreement was for four years and expired on December 31, 1997. However, the employment agreement automatically renews for additional one-year periods thereafter. Under the terms of the employment agreement, Dr. Sperling received an annual salary of $450,000 for 2006, 2005 and 2004. Effective March 1, 2006, the Compensation Committee of the Board of Directors authorized the increase of Dr. Sperling’s annual salary to $850,000. This salary is subject to annual review by the Compensation Committee. We may terminate the employment agreement only for cause, and Dr. Sperling may terminate the employment agreement at any time upon 30 days written notice. Pursuant to the deferred compensation agreement, Dr. Sperling will, upon his termination of employment with the Company, receive a lifetime annuity equal to his highest annual rate of base salary for any of the last three calendar years preceding the calendar year in which his employment terminates. The annuity will be payable in equal monthly installments each year. Had Dr. Sperling terminated employment on August 31, 2006, his lifetime annuity under the plan would be $850,000 per year. In addition, upon Dr. Sperling’s death, his designated beneficiary will be paid an amount equal to three times his highest annual rate of base salary in effect for any of the three calendar years during the three-year period immediately preceding the calendar year in which his employment terminates. Such death benefit will be payable in 36 equal monthly installments, with the first such installment due on the first day of the month following the month of Dr. Sperling’s death.

On January 11, 2006, Todd S. Nelson, former Chief Executive Officer and President (the “Former CEO”), resigned as a director and an officer of the Company. As part of his Separation Agreement dated January 11, 2006, the Company paid the Former CEO $32.3 million ($18.0 million after-tax) on January 26, 2006, which was primarily in exchange for the cancellation of all of his outstanding vested and unvested stock options. The Former CEO was also required to convert his 2,085 shares of outstanding Apollo Group Class B common stock to Apollo Group Class A common stock. The Former CEO was also given title to his Company vehicle.

On January 31, 2006, Robert A. Carroll resigned as Chief Information Officer of the Company. On January 31, 2006, the Company entered into a Separation Agreement and General Release and Waiver of Claims with Mr. Carroll in exchange for a severance payment to Mr. Carroll of twelve months salary and 12 months of COBRA premiums, or $275,159 in the aggregate. In addition, as part of a February 14, 2006 Supplemental Agreement, the Company will provide Mr. Carroll tuition education benefits until 36 months from his date of separation.

On June 30, 2006, Laura Palmer Noone resigned as President of UPX. On May 25, 2006, the Company entered into a Separation Agreement and General Release and Waiver of Claims with Ms. Palmer Noone for her separation from employment on June 30, 2006, pursuant to which Ms. Palmer Noone received a severance payment of four months salary, or $106,667 in the aggregate. In addition, Ms. Palmer Noone was appointed President Emeritus for UPX and continued her eligibility to teach for UPX.

On November 1, 2006, Kenda Gonzales resigned as Chief Financial Officer and Treasurer of the Company.

On November 8, 2006, Daniel Bachus resigned as Chief Accounting Officer and Controller of the Company. On January 20, 2007, Mr. Bachus entered into a Separation Agreement and General Release and Waiver of Claims with the Company dated January 20, 2007. The Company made a payment of $22,969 to Mr. Bachus on February 9, 2007.

On November 14, 2006, Apollo Group engaged FTI to provide the services of both Joseph L. D’Amico as Chief Financial Officer and other finance personnel. Mr. D’Amico is a Managing Director of FTI. For Mr. D’Amico’s services, Apollo Group pays FTI a total of $130,000 per month, which includes $5,000 as an allowance for Mr. D’Amico’s non-travel related costs. Apollo Group pays for the services of other finance personnel on an hourly basis plus expenses.

On February 13, 2007, we entered into a consulting agreement effective December 15, 2007 with Brian L. Swartz. On February 6, 2007, Mr. Swartz was appointed our Vice President, Corporate Controller and Chief Accounting Officer. The term of this consulting agreement extends through June 30, 2007. Mr. Swartz receives monthly payments of $55,000.

On March 31, 2007, we entered into an employment agreement with Gregory W. Cappelli, pursuant to which he is to be employed as Executive Vice President, Global Strategy. The employment agreement has an initial term of four years measured from Mr. Cappelli’s start date of April 2, 2007 and will be subject to successive one-year renewals thereafter, unless either party provides timely notice of non-renewal. During the term of the employment agreement, Mr. Cappelli will be entitled to an annual rate of base salary of not less than $500,000 and a target bonus not less than 100% of such base salary. Mr. Cappelli will also be entitled to the following equity compensation awards:

(i) Initial Stock Option Grant. On the third business day following the Company’s filing of all periodic reports required under the Securities Exchange Act of 1934 to make the Company current in its reporting obligations for the 2006 and 2007 fiscal years (the “Full Compliance Date”), Mr. Cappelli will be granted a stock option for 1,000,000 shares of Class A common stock with an exercise price equal to the closing price per share on the grant date and a maximum term of six years (the “Initial Option Grant”).

(ii) Fiscal Year 2008 Equalization Grant. Upon the later of the third business day following the Full Compliance Date or the first business day of the Company’s 2008 fiscal year, Mr. Cappelli will become eligible for a supplemental stock option grant (the “Equalization Grant”) in the event the exercise price of the Initial Option Grant is greater than the closing price per share of the Company’s Class A common stock on March 30, 2007. The actual number of shares subject to the Equalization Grant (if any) will be determined pursuant to the formula which takes into account both that price differential and the difference between the actual Black-Scholes-Merton value of the Initial Option Grant and the Black-Scholes-Merton value which would have resulted had that option been granted on March 30, 2007.

(iii) Restricted Stock Unit Award. Upon the later of the third business day following the Full Compliance Date or the first business day of the Company’s 2008 fiscal year, Mr. Cappelli will be granted restricted stock units covering that number of shares of the Company’s Class A common stock determined by dividing $5,000,000 by the closing price of the Class A common stock on March 30, 2007. Each restricted stock unit will represent the right to receive one share of such Class A common stock upon the vesting of that unit.

The Initial Option Grant, any Equalization Grant and the restricted stock unit award will each vest in a series of four successive equal annual installments upon Mr. Cappelli’s completion of each year of employment with the Company over the four-year period measured from his April 2, 2007 start date. Each award will be subject to accelerated vesting in whole or in part in connection with certain changes in control of the Company or termination of Mr. Cappelli’s employment under certain prescribed circumstances.

Should Mr. Cappelli’s employment be terminated by the Company without cause or should he resign for good reason or should he terminate employment in connection with the Company’s decision not to renew his employment agreement, then he will become entitled to the following severance benefits, contingent upon his delivery of a general release to the Company:

(i) a cash amount equal to two times his annual base salary and target bonus, payable over the one-year measured from his termination date;

(ii) 100% vesting of his restricted stock unit award and accelerated vesting of the Initial Option Grant and any Equalization Grant to the extent of the greater of (A) 50% of the then unvested portion of each such grant or (B) the portion of each such grant which would have vested had he completed an additional 12 months of employment with the Company prior to his termination date; and

(iii) continued health care coverage under the Company’s group health plan at the Company’s expense for a period not to exceed 18 months.

Mr. Cappelli will also be entitled to such severance benefits if he resigns for any reason within a 30-day period beginning six months after the closing of a change in control of the Company.

Should such a change in control of the Company occur within the first two years of Mr. Cappelli’s employment, then he will be entitled to a full tax gross-up with respect to any excise tax imposed under IRC Section 4999 on any payments or benefits he receives in connection with such change in control (including any accelerated vesting of his equity awards) which are deemed to constitute parachute payments under IRC Section 280G.

For the one-year period following his termination of employment, Mr. Cappelli will be subject to certain non-compete and non-solicitation covenants.

We do not have employment agreements with any of our other executive officers.

Pursuant to the terms of the Company’s 2SIP, each outstanding award under such plan will vest in full on an accelerated basis in the event of certain changes in control of the Company, including an acquisition of the Company by merger or asset sale or the acquisition of 50% or more of the Company’s outstanding Class A common stock.

Compensation and Management Committee Interlocks and Insider Participation

Throughout fiscal year 2006, Mr. Norton and Mr. Blair served on the Compensation Committee of our Board of Directors. During fiscal year 2007, Mr. Norton and Mr. Blair were replaced by K. Sue Redman, Dino J. DeConcini and George A. Zimmer as Compensation Committee members. None of the members of our Compensation Committee during our fiscal year ended August 31, 2006:

•	was an officer or employee of Apollo or any of its businesses;

•	was formerly an officer of Apollo or any of its businesses; or

•	had any relationship requiring disclosure by us under Item 404 of Regulation S-K.

Additionally, during 2006, none of our executive officers or directors served as a member of the Board of Directors, or any Compensation Committee thereof, or any other entity such that the relationship would require disclosure by us under Item 404 of Regulation S-K.

Audit Committee Report

The Audit Committee, operating under its written charter, has (1) reviewed and discussed the audited financial statements of the Company as of and for the year ended August 31, 2006, with management of the Company; (2) discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees” (“SAS 61”), and Statement on Auditing Standards No. 90, “Audit Committee Communications” (“SAS 90”); (3) received and reviewed the written disclosures and the letter from its independent registered public accounting firm required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees; and (4) discussed with its independent registered public accounting firm, the independent registered public accounting firm’s independence.

This report is submitted by the Audit Committee.

K. Sue Redman, Chairperson
Dino J. DeConcini
James R. Reis

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2007. Except as otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares, except to the extent that authority is shared by spouses under applicable law or as otherwise noted below.

	Apollo			Apollo
	Group Class A	Percent		Group Class B	Percent
Name and Address of Beneficial Owner	Common Stock	Owned		Common Stock	Owned

Directors and Officers:
Dr. John G. Sperling	21,695,615	12.1	%(1)	243,081	51.2%
Peter V. Sperling	13,926,757	7.8	%(2)	232,068	48.8%
Kenda B. Gonzales	343,435	*	(3)
Brian E. Mueller	238,047	*	(4)
Terri C. Bishop	37,834	*	(5)
John R. Kline	44,240	*	(6)
Todd S. Nelson	—	*	(7)
Laura Palmer Noone	3,838	*	(8)
Robert A. Carroll	—	*	(9)
John M. Blair	69,750	*	(10)
Dino J. DeConcini	103,179	*	(11)
Hedy F. Govenar	125,268	*	(12)
K. Sue Redman	—	*
James R. Reis	—	*
George A. Zimmer	—	*
All Executive Officers and Directors (20 persons)	35,550,478	19.8	%(13)
Greater than 5% Holders:
FMC Corp.	22,797,764	12.7	%(14)
AllianceBernstein L.P.	9,538,129	5.3	%(15)
Total Shares Outstanding	179,113,696	100.0	%(16)	475,149	100.0%

*	Represents beneficial ownership of less than 1%.

(1)	Includes (a) 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust, for which Dr. Sperling and Mr. Sperling are the co-trustees (also included in the shares being reported as beneficially owned by Mr. Sperling); (b) 2,348,886 shares held by The Aurora Foundation, for which Dr. Sperling is the trustee; (c) 1,355,867 shares that Dr. Sperling has the right to acquire within 60 days of the date of the table set forth above; (d) 243,080 shares that the John Sperling Voting Stock Trust has the right to acquire at any time, subject to certain limitations under the Shareholder Agreement as amended, upon conversion of its Class B common stock, for which Dr. Sperling is the trustee; and (e) one share that Dr. Sperling has the right to acquire at any time upon conversion of his share of Class B common stock. Of the shares held by Dr. Sperling, 500,000 shares are subject to a forward sale agreement maturing April 24, 2009. Of the shares held by the Aurora Foundation, 100,000 shares are subject to a forward sale agreement maturing April 24, 2009.

(2)	Includes (a) 1,357,339 shares held by the John Sperling 1994 Irrevocable Trust, for which Dr. Sperling and Mr. Sperling are the co-trustees (also included in the shares being reported as beneficially owned by Dr. Sperling); (b) 596,961 shares that Mr. Sperling has the right to acquire within 60 days of the date of the table set forth above; (c) 232,067 shares that the Peter Sperling Voting Stock Trust has the right to acquire at any time, subject to certain limitations under the Shareholder Agreement as amended, upon conversion of its Class B common stock, for which Mr. Sperling is the trustee; and (d) one share that Mr. Sperling has the right to acquire at any time upon conversion of his share of Class B common stock. Of the shares held by Mr. Sperling, 250,000 shares are subject to a forward sale agreement maturing November 5, 2007; 500,000 shares are subject to a forward sale agreement maturing January 2, 2008; 250,000 shares are subject to a forward sale agreement maturing January 31, 2008; 500,000 shares are subject to a forward sale agreement maturing April 11, 2008; 500,000 shares are subject to a forward sale agreement maturing April 25, 2008; 500,000 shares are subject to a forward sale agreement maturing July 28, 2008; 315,000 shares are subject to a forward sale agreement maturing January 20, 2009; and 500,000 shares are subject to a forward sale agreement maturing April 24, 2009.

(3)	Includes 343,435 shares that Ms. Gonzales has the right to acquire within 60 days of the date of the table set forth above. Effective November 1, 2006, Ms. Gonzales resigned from the Company.

(4)	Includes 236,720 shares that Mr. Mueller has the right to acquire within 60 days of the date of the table set forth above.

(5)	Includes 1,684 shares held by a living trust and 36,150 shares that Ms. Bishop has the right to acquire within 60 days of the date of the table set forth above.

(6)	Includes 43,084 shares that Mr. Kline has the right to acquire within 60 days of the date of the table set forth above.

(7)	Effective January 11, 2006, Mr. Nelson resigned from the Company.

(8)	Effective June 30, 2006, Ms. Palmer-Noone resigned from the Company.

(9)	Effective January 31, 2006, Mr. Carroll resigned from the Company.

(10)	Includes 69,750 shares that Mr. Blair has the right to acquire within 60 days of the date of the table set forth above.

(11)	Includes 103,021 shares that Mr. DeConcini has the right to acquire within 60 days of the date of the table set forth above.

(12)	Includes 2,362 shares held by the Governmental Advocates Money Pension Plan and Trust, for which Ms. Govenar is trustee and beneficiary, and 122,906 shares that Ms. Govenar has the right to acquire within 60 days of the date of the table set forth above.

(13)	Includes 3,682,454 shares that all Directors and Executive Officers as a group have the right to acquire within 60 days of the date of the table set forth above.

(14)	Based on Form 13G/A filed February 14, 2007, which includes the number of shares as of December 31, 2006. The address of FMC Corp. is 1 Federal Street, Boston, Massachusetts 02109.

(15)	Based on Form 13G filed February 13, 2007, which includes the number of shares as of December 31, 2006. The address of AllianceBernstein L.P. is 1345 Avenue of the Americas, 38th Floor, New York, New York 10105-0096.

(16)	Includes 6,403,399 shares that all directors and employees of the Company have the right to acquire within 60 days of the date of the table set forth above.

The address of each of the listed shareholders, unless noted otherwise, is in care of Apollo Group, Inc., 4615 East Elwood Street, Phoenix, Arizona 85040. The number of shares beneficially owned by each entity, director or executive officer is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, an entity or person is deemed a “beneficial owner” of a security if it, he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. An entity or person is also deemed to be a beneficial owner of any securities which that entity or person has the right to acquire beneficial ownership of within 60 days of March 31, 2007 or May 30, 2007. Unless otherwise indicated, each person has sole investment and voting power, or shares such powers with his or her spouse, with respect to the shares set forth in the following table.

Equity Compensation Plan Information

Equity Compensation Plans Approved by Shareholders

The following table sets forth, for each of our equity compensation plans, the number of outstanding option grants and the number of shares remaining available for issuance as of August 31, 2006, for our Apollo Group Class A common stock:

(c)
Number of Securities Remaining
	(a)		Available for Future Issuance
	Number of Securities to be	(b)	Under Stock Option Plans
	Issued Upon Exercise of	Weighted-average	(excluding securities reflected in
	Outstanding Options	Exercise Price of	column (a))
Plan category	(thousands)	Outstanding Options	(thousands)

Equity compensation plans approved by security holders	9,324	$44.96	2,786
Equity compensation plans not approved by security holders	—	—	—

Total	9,324	$44.96	2,786

We have four share based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“DSP”), the Apollo Group, Inc. Long-Term Incentive Plan (“LTIP”), the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan (“2SIP”) and the Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan (“Purchase Plan”). All four of these plans have received the necessary shareholder approval.

The DSP provided for an annual grant to our non-employee directors of options to purchase shares of our Apollo Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.

Under the LTIP, we could grant non-qualified stock options, incentive stock options, stock appreciation rights and other share based awards in our Apollo Group Class A common stock to certain officers, key employees, or directors of us. Most of the options granted under the LTIP vest at 25% per year over four years. The vesting can be accelerated for certain groups of employees if certain financial or operational goals are met.

Under the 2SIP, we may grant non-qualified stock options, incentive stock options, stock appreciation rights and other share based awards in our Apollo Group Class A common stock to certain officers, key employees, or directors of us. Prior to the conversion of UPX Online common stock to Apollo Group Class A common stock we had the ability to also grant non-qualified stock options, incentive stock options, stock appreciation rights and other share based awards for UPX Online common stock under the 2SIP. Any unexercised UPX Online options outstanding as of August 27, 2004, were converted to options to purchase Apollo Group Class A common stock. Most of the options granted under the 2SIP vest 25% per year over four years. The vesting may be accelerated for certain groups of employees if certain financial or operational goals are met.

The Purchase Plan allows our employees to purchase shares of Apollo Group Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. Prior to the amendment and restatement of the Purchase Plan on October 1, 2005, the Apollo

Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan (“Second Purchase Plan”) allowed our employees to purchase shares of the Company’s Apollo Group Class A common stock and, during the period it was outstanding, UPX Online common stock, at a purchase price per share, in general, that was 85% of the lower of (1) the fair market value (as defined in the Second Purchase Plan) on the enrollment date into the respective quarterly offering period or (2) the fair market value on the purchase date.

Equity Compensation Plans Not Approved by Shareholders

We currently do not have any equity compensation plans that have not received the necessary shareholder approval.

Item 13 — Certain Relationships and Related Transactions

See Note 9 of our financial statement included in Part II, Item 8, which is incorporated by reference in this Part III, Item 13.

Both the son and sister-in-law of Joseph N. Mildenhall, Chief Information Officer of the Company, are employees of the Company and earn annual salaries of approximately $52,000 and $28,000, respectively. They also have been awarded bonuses and option grants consistent with bonuses and grants provided to other Company employees of the same level with similar responsibilities.

Item 14 — Principal Independent Registered Public Accounting Firm Fees and Services

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the years ended August 31, 2006 and 2005:

Fee Category	2006	2005

Audit fees:
— SEC filings and subsidiary standalone financial statements	$3,297,000	$1,082,000
— Compliance and regulatory audits	317,000	300,000
Audit-related fees	22,000	34,000
Tax fees	344,000	274,000

Total fees	$3,980,000	$1,690,000

Audit Fees.  2006 and 2005 fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, internal controls over financial reporting, review of interim consolidated financial statements and services performed in connection with statutory and regulatory filings. The increase in 2006 primarily relates to the additional fees associated with the Restatement of the Company’s financial statements.

Audit-Related Fees.  Consists of fees billed for assurance-related services, including audit work paper access by the U.S. Department of Education.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions and international tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.  The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

The Audit Committee has determined that the provision of the foregoing services and the related fees are compatible with maintaining Deloitte’s independence.

PART IV

Item 15 —	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements filed as part of this report

2. Financial Statement Schedules

All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

3. Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit				Exhibit
Number	Exhibit Description	Form	File No.	Number	Filing Date

2.1	Asset Purchase Agreement between National Endowment for Financial Education, (R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	S-3	No. 333-35465	10	September 11, 1997
2.2	Assignment and Amendment of Asset Purchase Agreement between National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc. dated September 23, 1997	S-3/A	No. 333-35465	10.2	September 23, 1997
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Long-Term Incentive Plan of Apollo Group, Inc.*	S-1	No. 33-83804	10.3
10.2	Amended and Restated Savings and Investment Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	January 14, 2002
10.3	Third Amended and Restated 1994 Employee Stock Purchase Plan of Apollo Group, Inc.*	10-K		10.5	November 14, 2005
10.4	Amended and Restated 2000 Stock Incentive Plan of Apollo Group, Inc.*
10.5	Employment Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.6

Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

10.6		Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.7
10	.7a	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated September 7, 1994	S-1	No. 33-83804	10.10
10	.7b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 25, 2001	10-K		10.10b	November 28, 2001
10	.7c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 8, 2007
10.8		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	10-K		10.11	October 27, 1995
10.9		Purchase and Sale Agreement dated October 10, 1995	10-K		10.12	October 25, 1996
10.12		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2006
10.13		Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q		10.14	April 12, 2002
10	.13a	Corrected Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001
10.14		Contract for Construction between Apollo Development Corporation and Sundt Construction, Inc. dated June 18, 2004
10.15		Separation Agreement between Apollo Group, Inc. and Todd Nelson dated January 11, 2006	8-K	No. 000-25232	10.1	January 12, 2006
10.16		Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc. dated November 14, 2006*
10.17		Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz dated February 13, 2007*
10.18		Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated March 31, 2007*
21		List of Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on May 21, 2007.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ Brian E. Mueller
Brian E. Mueller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ John G. Sperling John G. Sperling	Founder, Acting Executive Chairman of the Board and Director	May 21, 2007

/s/ Brian E. Mueller Brian E. Mueller	President and Director (Principal Executive Officer)	May 21, 2007

/s/ Joseph L. D’Amico Joseph L. D’Amico	Chief Financial Officer (Principal Financial Officer)	May 21, 2007

/s/ Brian L. Swartz Brian L. Swartz	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	May 21, 2007

/s/ Peter V. Sperling Peter V. Sperling	Senior Vice President, Secretary and Director	May 21, 2007

/s/ John M. Blair John M. Blair	Director	May 21, 2007

/s/ Dino J. DeConcini Dino J. DeConcini	Director	May 21 2007

/s/ Hedy F. Govenar Hedy F. Govenar	Director	May 21, 2007

/s/ K. Sue Redman K. Sue Redman	Director	May 21, 2007

Signature	Title	Date
/s/ James R. Reis James R. Reis	Director	May 21, 2007

/s/ George A. Zimmer George A. Zimmer	Director	May 21, 2007

Index to Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

2.1		Asset Purchase Agreement between National Endowment for Financial Education, (R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	S-3	No. 333-35465	10	September 11, 1997
2.2		Assignment and Amendment of Asset Purchase Agreement between National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc. dated September 23, 1997	S-3/A	No. 333-35465	10.2	September 23, 1997
3.1		Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3.2		Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1		Long-Term Incentive Plan of Apollo Group, Inc.*	S-1	No. 33-83804	10.3
10.2		Amended and Restated Savings and Investment Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	January 14, 2002
10.3		Third Amended and Restated 1994 Employee Stock Purchase Plan of Apollo Group, Inc.*	10-K		10.5	November 14, 2005
10.4		Amended and Restated 2000 Stock Incentive Plan of Apollo Group, Inc.*
10.5		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.6
10.6		Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.7
10	.7a	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated September 7, 1994	S-1	No. 33-83804	10.10
10	.7b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 25, 2001	10-K		10.10b	November 28, 2001
10	.7c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 8, 2007
10.8		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	10-K		10.11	October 27, 1995
10.9		Purchase and Sale Agreement dated October 10, 1995	10-K		10.12	October 25, 1996
10.12		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2006
10.13		Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q		10.14	April 12, 2002
10	.13a	Corrected Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001
10.14		Contract for Construction between Apollo Development Corporation and Sundt Construction, Inc. dated June 18, 2004
10.15		Separation Agreement between Apollo Group, Inc. and Todd Nelson dated January 11, 2006	8-K	No. 000-25232	10.1	January 12, 2006
10.16		Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc. dated November 14, 2006*

Incorporated by Reference
Exhibit				Exhibit
Number	Exhibit Description	Form	File No.	Number	Filing Date

10.17	Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz dated February 13, 2007*
10.18	Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated March 31, 2007*
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan.