Form 10-Q
period 2006-11-30
APOLLO GROUP INC
filed 2007-05-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“Apollo Group”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
Explanatory Note Regarding Material Weaknesses
In this Quarterly Report on Form 10-Q for the quarter ended November 30, 2006 (the “Quarterly Report”), Apollo Group, Inc. has restated its consolidated statements of income, comprehensive income, and cash flows for the three months ended November 30, 2005 for the effects of errors in accounting for stock options and other items (the “Restatement”). See Note 4, “Restatement of Consolidated Financial Statements” included in Part I, Item 1.
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
Based on the Independent Review and the Internal Review, the Company determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three months ended November 30, 2005, the Company recorded a pre-tax adjustment to decrease share based compensation expense in the amount of ($1.7) million (($0.4) million after-tax).
The Company has concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from University of Phoenix, Inc. (“UPX”) or Western International University, Inc. (“WIU”). When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its other receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented. This error resulted in adjustments to pre-tax bad debt expense in the amounts of $4.0 million ($2.4 million after-tax) for the three months ended November 30, 2005.
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
Management has determined that the Company did not maintain effective control over (i) the granting of stock options and the related recording and disclosure of share based compensation expense under APB 25, SFAS 123 and SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”), (ii) the recording of allowance for doubtful accounts, (iii) the recording of impairments for goodwill and (iv) the deduction of compensation expenses under Section 162(m) of the Internal Revenue Code of 1986 (“IRC”). The control deficiencies identified constituted material weaknesses in internal control over financial reporting as of August 31, 2006. See Item 4, “Controls and Procedures,” for a description of these material weaknesses.
Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the Restatement will not be amended. Accordingly, previously issued financial statements and related reports of our independent registered public accounting firm should not be relied upon.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	November 30,	August 31,
	2006	2006
($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$426,159	$309,058
Restricted cash	252,361	238,267
Marketable securities, current portion	37,946	45,978
Accounts receivable, net	183,513	160,583
Deferred tax assets, net, current portion	34,140	32,622
Other current assets	19,531	16,424

Total current assets	953,650	802,932
Property and equipment, net	339,478	328,440
Marketable securities , less current portion	48,653	53,692
Goodwill, net	31,029	16,891
Deferred tax assets, net, less current portion	63,134	53,131
Other assets (includes receivable from related party of $15,996 and $15,758 as of November 30, 2006 and August 31, 2006, respectively)	28,631	27,919

Total assets	$1,464,575	$1,283,005

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$38,625	$61,289
Accrued liabilities	89,541	73,513
Current portion of long-term liabilities	22,389	23,101
Income taxes payable	112,874	47,812
Student deposits	256,963	254,130
Current portion of deferred revenue	131,671	135,911

Total current liabilities	652,063	595,756
Deferred revenue, less current portion	327	384
Long-term liabilities, less current portion	79,157	82,492

Total liabilities	731,547	678,632

Commitments and contingencies (See Note 7)	—	—

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,004,000 issued as of November 30, 2006 and August 31, 2006, and 172,703,000 and 172,555,000 outstanding as of November 30, 2006 and August 31, 2006, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 issued and outstanding as of November 30, 2006 and August 31, 2006	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, as of cost, 15,301,000 and 15,449,000 shares as of November 30, 2006 and August 31, 2006, respectively	(1,044,010)	(1,054,046)
Retained earnings	1,777,795	1,659,349
Accumulated other comprehensive loss	(861)	(1,034)

Total shareholders’ equity	733,028	604,373

Total liabilities and shareholders’ equity	$1,464,575	$1,283,005

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months
	Ended November 30,
	2006	2005
($ in thousands, except per share amounts)		Restated (1)
Revenues:
Tuition and other, net	$667,786	$628,673

Costs and expenses:
Instructional costs and services	295,974	265,108
Selling and promotional	155,435	127,972
General and administrative	36,396	27,330

Total costs and expenses	487,805	420,410

Income from operations	179,981	208,263
Interest income and other, net	6,432	4,458

Income before income taxes	186,413	212,721
Provision for income taxes	72,539	84,142

Net income	$113,874	$128,579

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.66	$0.72

Diluted income per share	$0.65	$0.71

Basic weighted average shares outstanding	173,122	178,104

Diluted weighted average shares outstanding	174,521	180,641

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months
	Ended November 30,
	2006	2005
($ in thousands)		Restated (1)
Net income	$113,874	$128,579
Other comprehensive income (net of tax):
Currency translation gain (loss)	173	(120)

Comprehensive income	$114,047	$128,459

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended Nov 30,
	2006	2005
($ in thousands)		Restated (1)
Cash flows provided by operating activities:
Net income	$113,874	$128,579
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	10,146	4,133
Excess tax benefits from share based compensation	(1,030)	(4,334)
Depreciation and amortization	17,191	16,846
Amortization of marketable securities discount and premium, net	56	403
Provision for uncollectible accounts receivable	26,864	24,088
Deferred income taxes	(11,521)	(7,998)
Changes in assets and liabilities:
Accounts receivable, net	(49,794)	(17,921)
Other assets	(3,945)	1,716
Accounts payable and accrued liabilities	(11,680)	1,689
Income taxes payable	65,175	81,120
Student deposits	2,833	(1,172)
Deferred revenue	(4,297)	(14,148)
Other liabilities	(980)	2,889

Net cash provided by operating activities	152,892	215,890

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(13,788)	(18,802)
Purchase of land and buildings related to new headquarters building	(11,397)	(2,022)
Purchase of Insight Schools, net of cash	(15,079)	—
Purchase of marketable securities including auction rate securities	(356,275)	(528,811)
Maturities of marketable securities including auction rate securities	371,261	621,156
(Decrease) / increase in restricted cash	(16,065)	5,548
Purchase of other assets	—	(939)

Net cash (used in) provided by investing activities	(41,343)	76,130

Cash flows provided by (used in) financing activities:
Repurchase of Apollo Group Class A common stock	—	(285,915)
Issuance of Apollo Group Class A common stock	4,349	11,705
Excess tax benefits from share based compensation	1,030	4,334

Net cash provided by (used in) financing activities	5,379	(269,876)

Currency translation gain (loss)	173	(120)

Net increase in cash and cash equivalents	117,101	22,024
Cash and cash equivalents, beginning of period	309,058	137,184

Cash and cash equivalents, end of period	$426,159	$159,208

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$458	$4,610
Purchases of property and equipment included in accounts payable	$4,608	$7,458

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
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
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The Company consistently applied the accounting policies described in the Company’s 2006 Annual Report on Form 10-K in preparing these unaudited interim financial statements. For a discussion of the Company’s critical accounting policies, please refer to the Company’s 2006 Annual Report on Form 10-K. These interim consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in Apollo Group’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended August 31, 2006.
The Company’s fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to the Company’s fiscal years and the associated quarters of those fiscal years.
The results of operations for the three months ended November 30, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.
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
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. The Company offers innovative and distinctive educational programs and services from high school through college-level at 99 campuses and 165 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online, throughout the world. The Company’s combined Degreed Enrollment for UPX and Axia College as of November 30, 2006, was approximately 291,800. In addition, students are enrolled in WIU, CFP and regionally accredited private colleges and universities to which IPD provides program development and management consulting services (“IPD Client Institutions”), and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in the Company’s degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
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

Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed concurrently with this Form 10-Q, for additional discussion of the Company’s significant accounting policies.
Note 4. Restatement of Consolidated Financial Statements
As a result of the errors discussed below, the Company has restated its consolidated statements of income, comprehensive income, and cash flows, including related disclosures, for the three months ended November 30, 2005 (the “Restatement”).
Share Based Compensation Expense Adjustment
With the completion of the Company’s reviews discussed below, the Company determined that errors had occurred in the accounting for share based compensation. Specifically, the Company determined that 57 of the 100 total grants made from June 1994 to September 2006 used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to Internal Revenue Code (“IRC”) Section 162(m) and related penalties and interest. For the three months ended November 30, 2005, the Company recorded a pre-tax adjustment to decrease share based compensation expense in the amount of ($1.7) million (($0.4) million after tax).
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
Income Tax Related Matters – Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options which were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.0 million as of November 30, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
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
Adjustments to the Company’s various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net increase in expense of $0.3 million for three months ended November 30, 2005. As part of the Restatement, the errors in the Company’s accounting for the tenant improvement allowances were corrected and certain of its operating leases now have been properly accounted for as capital leases. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the Statement of Cash Flows was omitted. These adjustment amounts are included in Other Adjustments in the tables below.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below.
Impact of the Restatement

Summary of Impact of Restatement Adjustments
					Tax Effect of Adjustments (4)
					Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax
( $ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)

Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575
Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal year 2005	$4,934	$11,701	$(1,232)	$15,403	$(1,963)	$(4,164)	$(6,127)	$4,051	$3,471	$1,395	$16,798

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991

Fiscal year 2006:
Q1	$(1,680)	$3,995	$266	$2,581	$665	$(1,688)	$(1,023)	$619	$18	$(386)	$2,195

Total	$51,205	$27,975	$4,818	$83,998	$(20,615)	$(13,082)	$(33,697)	$15,583	$13,302	$(4,812)	$79,186

The following tables present the effects of the Restatement on the Company’s previously issued Consolidated Statements of Income for the quarter ended November 30, 2005 and the Consolidated Statement of Cash Flows for the three months ended November 30, 2005.

Consolidated Statements of Income

	Three Months Ended Nov 30, 2005
	As Previously
	Reported	Adjustments		Restated
($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$628,884	$(211	) (3)	$628,673

Costs and expenses:
Instructional costs and services	259,885	5,223	(1-3)	265,108
Selling and promotional	128,120	(148	) (1)	127,972
General and administrative	30,080	(2,750	) (1-3)	27,330

Total costs and expenses	418,085	2,325		420,410

Income from operations	210,799	(2,536)		208,263
Interest income and other, net	4,503	(45	) (3)	4,458

Income before income taxes	215,302	(2,581)		212,721
Provision for income taxes	84,528	(386	) (4)	84,142

Net income	$130,774	$(2,195)		$128,579

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.73	$(0.01)		$0.72

Diluted income per share	$0.73	$(0.02)		$0.71

Basic weighted average shares outstanding	178,104	—		178,104

Diluted weighted average shares outstanding	180,331	310		180,641

(1), (2), (3), & (4)	See above under “Restatement Adjustments” for a detailed summary of adjustments.

Consolidated Statement of Cash Flows

	Three Months Ended November 30, 2005
	As Previously
($ in thousands)	Reported	Adjustments		Restated
Cash flows provided by operating activities:
Net income	$130,774	$(2,195	) (1)-(4)	$128,579
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	5,813	(1,680	) (1)	4,133
Excess tax benefits from share based compensation	(7,874)	3,540	(3)	(4,334)
Depreciation and amortization	16,647	199	(3)	16,846
Amortization of marketable securities discount and premium, net	403	—		403
Provision for uncollectible accounts receivable	20,093	3,995	(2)	24,088
Deferred income taxes	(6,379)	(1,619	) (4)	(7,998)
Changes in assets and liabilities:
Accounts receivable, net	(19,546)	1,625	(3)	(17,921)
Other assets	1,716	—		1,716
Accounts payable and accrued liabilities	4,089	(2,400	) (3)	1,689
Income taxes payable	79,888	1,232	(4)	81,120
Student deposits	(325)	(847	) (3)	(1,172)
Deferred revenue	(12,736)	(1,412	) (3)	(14,148)
Other liabilities	3,048	(159	) (3)	2,889

Net cash provided by operating activities	215,611	279		215,890

Cash flows provided by investing activities:
Additions to property and equipment	(18,815)	13	(3)	(18,802)
Purchase of land and buildings related to new headquarters building	(2,022)	—		(2,022)
Purchase of Insight Schools, net of cash	—	—		—
Purchase of marketable securities including auction rate securities	(528,811)	—		(528,811)
Maturities of marketable securities including auction rate securities	621,156	—		621,156
Other change in restricted cash	—	5,548	(3)	5,548
Purchase of other assets	(939)	—		(939)

Net cash provided by investing activities	70,569	5,561		76,130

Cash flows (used in) financing activities:
Repurchase of Apollo Group Class A common stock	(285,915)	—		(285,915)
Issuance of Apollo Group Class A common stock	11,705	—		11,705
Excess tax benefits from share based compensation	7,874	(3,540	) (3)	4,334

Net cash used in financing activities	(266,336)	(3,540)		(269,876)

Currency translation gain (loss)	(121)	1		(120)

Net increase (decrease) in cash and cash equivalents	19,723	2,301	(1)-(4)	22,024
Cash and cash equivalents, beginning of period	145,607	(8,423	) (1)-(4)	137,184

Cash and cash equivalents, end of period	$165,330	$(6,122)		$159,208

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$4,610	—		$4,610
Purchases of property and equipment included in accounts payable	$7,458	—		$7,458

(1), (2), (3), & (4)	See above under “Restatement Adjustments” for a detailed summary of adjustments.

Note 5. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for Apollo Group Class A common stock is as follows:

	For the Three Months Ended November 30,
	2006			2005
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
				Restated (1)
Basic net income per share	$113,874	173,122	$0.66	$128,579	178,104	$0.72
Effect of dilutive securities:
Stock options	—	1,399	(0.01)	—	2,537	(0.01)

Diluted net income per share	$113,874	174,521	$0.65	$128,579	180,641	$0.71

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended November 30, 2006 and 2005, approximately 5,601,000 and 2,110,000 respectively of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 6. Share Based Compensation Plans
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
Under all of the above Plans, the stock option price may not be less than 100% of the fair market value of the common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the LTIP and 2SIP), the Company is authorized to grant up to 30.8 million shares of common stock under these Plans. As of November 30, 2006, approximately 3.1 million authorized and unissued shares of common stock are reserved for issuance under the LTIP and the 2SIP.

     Apollo Group Class A Stock Options
A summary of the activity and changes related to stock options to purchase Apollo Group Class A common stock granted under the DSP, the LTIP and the 2SIP is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price	Contractual	Intrinsic
($ in thousands, except per share amounts)	Shares	per Share	Term	Value (1)

Outstanding as of August 31, 2006	9,324	$44.96
Granted	51	51.61
Exercised	(116)	24.34
Canceled	(363)	58.17

Outstanding as of November 30, 2006	8,896	$44.73	6.07	$68,799

Vested or expected to vest as of November 30, 2006	8,369	$43.94	5.89	$68,735

Exercisable as of November 30, 2006	5,643	$38.08	4.61	$66,718

Available for issuance at November 30, 2006	3,098

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on November 30, 2006 ($ 38.79) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of November 30, 2006, there was approximately $54.1 million of total unrecognized share based compensation cost related to unvested share based awards granted under the Company’s share based compensation plans. The Company expects that this compensation will be recognized through the fiscal year ended August 31, 2010.
The following table summarizes information about the stock options outstanding and exercisable as of November 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Options	Life	Price	Options	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(options in thousands)
$6.50 to $14.84	1,786	2.90	$10.14	1,710	$10.08
$17.65 to $50.68	1,736	4.57	29.77	1,730	29.70
$51.33 to $51.33	1,834	9.36	51.33	—	—
$51.67 to $63.79	2,071	6.93	61.90	1,203	61.34
$64.07 to $91.00	1,469	6.36	72.02	1,000	72.47

$6.50 to $91.00	8,896	6.07	44.73	5,643	38.08

The following table summarizes information related to stock options exercised for the three months ended November 30, 2006 and 2005.

	For the Three	For the Three
	Months Ended	Months Ended
	November 30,	November 30,
(in thousands)	2006	2005

Amounts related to options exercised:
Intrinsic value realized by optionee	$2,522	$25,065
Actual tax benefit realized by Company for tax deductions	999	4,302
The Company issues shares of treasury stock upon exercise of stock options.

     Adoption of SFAS 123(R) on September 1, 2005
The table below outlines the effects on share based compensation for the three months ended November 30 2006 and 2005:

	Three Months Ended November,
	2006	2005
(Numbers in thousands, except per share amounts)		Restated
Instructional costs and services	$3,890	$2,005
Selling and promotional	1,085	357
General and administrative	5,171	1,772

Share based compensation expense included in operating expenses	10,146	4,134
Tax effect on share based compensation	(4,019)	(1,637)

Share based compensation expense, net of tax	$6,127	$2,497

     SFAS 123(R) Assumptions
Fair Value - The Company uses the Black-Scholes-Merton option pricing model (“BSM”) to estimate the fair value of its options as of the grant dates using the following weighted average assumptions:

	For the Three Months Ended November 30,
	2006	2005
		Restated
Expected volatility	30.2%	33.9%
Expected life	3.6	5.9
Risk-free interest rate	4.7%	4.4%
Dividend yield	0.0%	0.0%
The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the three months ended November 30, 2006 and 2005 were $14.30 and $28.43 per share, respectively.
Expected Volatility — The Company uses an average of its historical volatility and the implied volatility of long-lived call options to estimate expected volatility consistent with SFAS 123(R) and Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). Prior to the adoption of SFAS 123(R), the Company had used an estimate based on its historical volatility for purposes of its pro forma disclosure.
Expected Life (years) — Beginning on September 1, 2005, the expected life was determined taking into account both the contractual term of the option and the effects of employees’ expected exercise. Where applicable, the expected life has been determined pursuant to SAB 107. Prior to September 1, 2005, the expected life was determined based on an analysis of historical exercise behavior and management judgment.
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
Note 7. Commitments and Contingencies
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
Internal Revenue Service Audit
On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by the Company, including deductions claimed under IRC Section 162(m). In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.0 million as of November 30, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. The Company does not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.
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
Sale Lease-back Option
On June 20, 2006, the Company entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows the Company to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. The Company anticipates beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, the Company anticipates executing the sale lease-back option. When the sale-leaseback option is exercised, the Company anticipates receiving approximately $170 million in cash for the building and land, and expects to generate a gain on the sale of approximately $20.0 — $30.0 million. The gain will be deferred over the 12 year term of the lease agreement.
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
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation that fall outside the scope of ordinary and routine litigation incidental to the Company’s business.
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
Sekuk Class Action
On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007, and reply briefs are due to be filed no later than June 8, 2007. The summary judgment motions are scheduled to be heard on September 4, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
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
Barnett Derivative Action
On April 24, 2006, Larry Barnett filed a complaint derivatively on behalf of the Company. The lawsuit was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al Case Number CV2006-051558. On October 10, 2006, plaintiff filed a First Amended Complaint adding allegations of stock option backdating. The complaint names as defendants the Company, John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda Gonzales, Todd Nelson, Laura Palmer Noone, John Norton, John G. Sperling and Peter V. Sperling. The First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and that certain of the individual defendants were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, the Company filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, the Company filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. The Court set an interim case management conference for June 4, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10 and 21D of the Exchange Act and numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo Group and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
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

Note 8. Segment Reporting
The Company operates exclusively in the educational industry providing higher education. The Company’s five operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, CFP, and Insight. UPX and Other Schools segments are composed of educational operations. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation.
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
The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended November 30, 2006, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Summary financial information by reportable segment is as follows:

	For the Three Months Ended
	November 30,
	2006	2005
		Restated
($ in thousands)
Tuition and other revenue, net
UPX	$607,017	$529,928
Other Schools	60,794	98,473
Corporate	(25)	272

Total tuition and other revenue, net	$667,786	$628,673

Income from operations:
UPX	$172,561	$183,363
Other Schools	13,426	26,576
Corporate/Eliminations	(6,006)	(1,676)

	179,981	208,263

Reconciling items:
Interest income and other, net	6,432	4,458

Income before income taxes	$186,413	$212,721

Note 9. Acquisitions
On October 20, 2006, the Company completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. The Company acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. The Company believes this acquisition allows it to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”. As a result of the acquisition, Goodwill increased by $14.1 million.

Note 10. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been revised for the effects of the Restatement as discussed in Note 4 to the consolidated financial statements included in Item 1 of the Form 10-Q.
This is intended to help the investor understand Apollo Group, Inc., (“the Company,” “Apollo Group,” “Apollo,” or “APOL”) our operations, and our present business environment. MD&A is provided as a supplement to—and should be read in conjunction with—our consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the section included in our MD&A:
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Results of Independent and Internal Review; Effect of Restatement—a discussion of the results of our independent and internal reviews of our historical practices related to stock option grants and the effects of the Restatement.

•	Executive Summary—a general description of our business and the education industry as well as, key highlights in the current year.

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require critical judgments and estimates and a summary of recent accounting pronouncements.

•	Results of Operations—an analysis of our results in our consolidated financial statements. We operate in one business sector—education. Except to the extent that differences between our three operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
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
Results of Independent and Internal Review; Effect of Restatement
In this quarterly report for the quarter ended November 30, 2006, we have restated our consolidated statements of income, comprehensive income, and cash flows for the quarter ended November 30, 2005. See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1.
As part of the Restatement, we have recorded a decrease in pre-tax share based compensation expense with regard to past stock option grants of approximately ($1.7) million under SFAS 123 and SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) for the three months ended November 30, 2005.
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
Based on the Independent Review and the Internal Review, we determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were Management Grants. We determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. We recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three months ended November 30, 2005, the Company recorded pre-tax adjustments to decrease share based compensation expense of ($1.7) million (($0.4) million after-tax). As a result of errors resulting from the use of incorrect measurement dates, we restated previously issued consolidated financial statements (the “Restatement”).
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
Income Tax Related Matters
          Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $42.0 million as of November 30, 2006. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
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
(2) Allowance for Doubtful Accounts - We have concluded that a significant increase in our allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years we did not properly consider available information related to (a) the cumulative differences between actual write-offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. Accordingly, we have restated our allowance for doubtful accounts for all prior periods presented.
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
Adjustments to our various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net increase in expense of $0.3 million for three months ended November 30, 2005. As part of the Restatement, the errors in our accounting for the tenant improvement allowances were corrected and certain of our operating leases now have been properly accounted for as capital leases. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the Statement of Cash Flows was omitted. These adjustment amounts are included in Other Adjustments in the table below.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below.

Impact of the Restatement
The financial information presented in this Item 2 has been adjusted to reflect the incremental impact resulting from the Restatement adjustments discussed above, as follows:

Summary of Impact of Restatement Adjustments
				Tax Effect of Adjustments (4)
				Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax

( $ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)
Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575
Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal year 2005	$4,934	$11,701	$(1,232)	$15,403	$(1,963)	$(4,164)	$(6,127)	$4,051	$3,471	$1,395	$16,798

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991

Fiscal year 2006:
Q1	$(1,680)	$3,995	$266	$2,581	$665	$(1,688)	$(1,023)	$619	$18	$(386)	$2,195

Total	$51,205	$27,975	$4,818	$83,998	$(20,615)	$(13,082)	$(33,697)	$15,583	$13,302	$(4,812)	$79,186

(1), (2), (3), & (4)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for a detailed summary of adjustments.
Changes to Controls, Processes and Procedures
Management is committed to remediating the control deficiencies that constitute the material weaknesses described herein by implementing changes to our internal control over financial reporting. For its stock option grants, management has implemented virtually all of the improvements in internal control over financial reporting suggested as a result of the Independent Review into stock option granting practices. Management plans to continue to implement further changes and improvements during the remainder of the current fiscal year. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of our internal control over financial reporting.
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
Executive Summary
We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc., all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college level at 99 campuses and 165 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia College as of November 30, 2006 was approximately 291,800. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
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
During fiscal year 2007, we experienced the following significant events:
1.	Senior Management Changes- Ms. Kenda B. Gonzales resigned as Chief Financial Officer and Treasurer. Ms. Gonzales was replaced by Mr. Joseph L. D’Amico who was appointed Chief Financial Officer. Mr. Daniel E. Bachus resigned as Chief Accounting Officer and Controller.

2.	Enrollment and Revenue Growth While Investing in our Business for the Future- We achieved 8.3% average quarterly Degreed Enrollment growth for the three months ended November 30, 2006, which resulted in 6.2% increase in revenue for the three months ended November 30, 2006. These increases help fund a significant portion of our investment in product development and marketing and lead generation to ensure our continued growth and viability in the future.

3.	Stock Option Investigation- In response to a report published by an investment bank in June 2006, our Board of Directors established the Special Committee and authorized it to retain independent legal counsel, who in turn, retained forensic accountants, to assist them in conducting the Independent Review. On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board of Directors. The findings and results are discussed elsewhere in this document. With the filing of the Annual Report on Form 10-K and all other delinquent filings with the SEC, we have substantially completed the processes related to the stock option investigation and restatement.

4.	Naming Rights to Glendale, Arizona Sports Complex- On September 22, 2006, we entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we are required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.

5.	Insight Schools Acquisition- On October 20, 2006, we completed the acquisition of Insight Schools (“Insight”). Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. We believe this acquisition allows us to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the acquisition, Goodwill increased by $14.1 million.
Critical Accounting Policies and Estimates
Please refer to our Annual Report on Form 10-K for the year ended August 31, 2006, filed concurrently with this Form 10-Q.
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
Results of Operations
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three months.
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

Three-Months Ended November 30, 2006 Compared to the Three-Months Ended November 30, 2005
All references to fiscal 2006 and fiscal 2007 in this section refer to the three-months ended November 30, 2005 and 2006, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

			% of Revenues
	For the Three Months		For the Three Months
	Ended November 30,		Ended November 30,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions, except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$667.8	$628.7	100.0%	100.0%	6.2%

Costs and expenses:
Instructional costs and services	296.0	265.1	44.3%	42.2%	11.7%
Selling and promotional	155.4	128.0	23.3%	20.4%	21.4%
General and administrative	36.4	27.3	5.5%	4.3%	33.3%

	487.8	420.4	73.1%	66.9%	16.0%

Income from operations	180.0	208.3	26.9%	33.1%	-13.6%
Interest income and other, net	6.4	4.4	1.0%	0.7%	45.5%

Income before income taxes	186.4	212.7	27.9%	33.8%	-12.4%
Provision for income taxes	72.5	84.1	10.9%	13.3%	-13.8%

Net income	$113.9	$128.6	17.0%	20.5%	-11.4%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months
	Ended November 30,
	2006	2005

UPX	90.9%	84.3%
Other Schools	9.1%	15.7%
Corporate	0.0%	0.0%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 6.2% for the three months ended November 30, 2006 primarily due to a 8.3% increase in Degreed Enrollments and selective tuition price increases depending on the geographic area and program. These increases include a 69.4% increase in our lower-tuition associate’s Degree Enrollments for the three months ended November 30, 2006. As of November 30, 2006, 28.4% of our Degreed Enrollments are in associates degree programs compared with 18.3% of our students as of November 30, 2005.
Tuition and other revenues, net at Other Schools decreased as a percentage of total revenues in fiscal 2007 due to enrollment in associates degree programs at Axia College of UPX. Axia College began offering these programs in September 2004. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 11.7% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues
	For the Three Months		For the Three Months
	Ended November 30,		Ended November 30,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$106.5	$89.5	15.9%	14.2%	19.0%
Faculty compensation	57.5	53.3	8.6%	8.5%	7.9%
Share based compensation	3.9	2.0	0.6%	0.3%	95.0%
Classroom lease expenses and depreciation	49.7	46.8	7.4%	7.4%	6.2%
Other instructional costs and services	40.6	36.6	6.1%	5.9%	10.9%
Bad debt expense	23.1	24.1	3.5%	3.8%	-4.1%
Financial aid processing costs	14.7	12.8	2.2%	2.1%	14.8%

Instructional costs and services	$296.0	$265.1	44.3%	42.2%	11.7%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Instructional costs and services as a percentage of tuition and other net revenues increased in fiscal 2007 versus fiscal 2006 due primarily to an increase in employee compensation and related expenses. The increase is primarily due to the 8.3% increase in Degreed Enrollments and wage adjustments instituted in December 2005 that increased pay principally to entry-level employees.
Selling and Promotional Expenses
Selling and promotional expenses increased by 21.4% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended November 30,		Ended November 30,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)

Enrollment advisors’ compensation and related expenses	$75.7	$56.8	11.3%	9.0%	33.3%
Advertising	65.3	56.5	9.8%	9.0%	15.6%
Other selling and promotional expenses	13.3	14.3	2.0%	2.3%	-7.0%
Share based compensation	1.1	0.4	0.2%	0.1%	175.0%

Selling and promotional expenses	$155.4	$128.0	23.3%	20.4%	21.4%

(1) See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Selling and promotional expenses increased as a percentage of revenue in fiscal 2007 versus fiscal 2006 due primarily to an increase in the number of enrollment advisors to support leads for our enhanced Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness of lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff. Selling and promotional expenses also increased as a result of our continued investment in Internet-based advertising campaigns.
General and Administrative Expenses
General and administrative expenses increased by 33.3% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended November 30,		Ended November 30,		% Change
	2006	2005	2006	2005	2006 vs. 2005
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$12.7	$11.0	1.9%	1.7%	15.5%
Other general and administrative expenses	7.7	6.6	1.1%	1.0%	16.7%
Administrative space and depreciation	6.4	5.5	1.0%	0.9%	16.4%
Share based compensation	5.2	1.8	0.8%	0.3%	188.9%
Legal, audit, and corporate insurance	4.4	2.4	0.7%	0.4%	83.3%

General and administrative expenses	$36.4	$27.3	5.5%	4.3%	33.3%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
General and administrative expenses increased as a percentage of tuition and other net revenues in fiscal 2007 versus fiscal 2006 due primarily to higher legal, audit, and corporate insurance expenses principally due to legal defense costs associated with class action complaints, and higher stock based compensation expense as a result of our adoption of SFAS 123(R) on September 1, 2005.
Interest Income and Other, Net
Net interest income and other increased by $2.0 million in fiscal 2007 versus fiscal 2006. This increase was primarily attributable to higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates.
Provision for Income Taxes
Our effective income tax rate decreased to 38.9% in the three months ended November 30, 2006, from 39.6% in the three months ended November 30, 2005, primarily due to higher tax-exempt interest income as a percentage of total income.
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
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities increased $104.1 million, or 25.5%, to $512.8 million as of November 30, 2006 from $408.7 million, as of August 31, 2006. Cash and cash equivalents and marketable securities represented 31.9% and 35.0% of our total assets as of August 31, 2006 and November 30, 2006, respectively. The increase was primarily due to our $152.9 million of cash from operations partially offset by $41.3 million used in investing activities.
Cash Flows
Operating Activities. Operating activities provided $152.9 million in cash for the first three months of 2007 compared to providing $215.9 million for the same period in 2006. Included below is a summary of our operating cash flows:

	For the Three Months Ended
	November 30,
	2006	2005
($ in millions)		Restated
Net income	$113.9	$128.6
Non-cash items	41.7	33.1
Changes in certain operating assets and liabilities	(2.7)	54.2

Net cash from operating activities	$152.9	$215.9

Our non-cash items primarily consist of the following:

	For the Three Months Ended
	November 30,
	2006	2005
($ in millions)		Restated
Share based compensation	$10.1	$4.1
Excess tax benefits from share based compensation	(1.0)	(4.3)
Depreciation and amortization	17.2	16.8
Provision for uncollectible accounts receivable	26.9	24.1
Deferred income taxes	(11.5)	(8.0)
Other, net	0.0	0.4

	$41.7	$33.1

Changes in certain operating assets and liabilities primarily consist of the following:

	For the Three Months Ended
	November 30,
	2006	2005
($ in millions)		Restated
Accounts receivable, net	$(49.8)	$(17.9)
Accounts payable and accrued liabilities	(11.7)	1.7
Deferred revenue	(4.3)	(14.1)
Income taxes payable	65.2	81.1
Other, net	(2.1)	3.4

	$(2.7)	$54.2

Days sales outstanding (“DSO”) in accounts receivable as of November 30, 2006 and 2005, were 35 days and 33 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance.
Investing Activities. Investing activities used $41.3 million in cash during the first three months of 2007 compared to providing $76.1 million in 2006. The 2007 amount primarily includes $25.2 million for capital expenditures, which includes $11.4 million related to the build out of our new corporate headquarters building in Phoenix, Arizona. The 2006 amount includes $20.8 million for capital expenditures.
Financing Activities. Financing activities provided $5.4 million of cash during 2007 compared to using $269.9 million in 2006. The 2006 amount is primarily related to the repurchases of our Class A common stock, net of proceeds from stock option exercises.
The Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. As of November 30, 2006, we have authorization from our Board of Directors to repurchase up to $136.1 million of Apollo Group Class A common stock.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management evaluated the effectiveness of disclosure controls and procedures as of November 30, 2006, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In its evaluation of the effectiveness of disclosure controls and procedures as of November 30, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.
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
(ii) Control Activities Relating to Accounting for the Allowance for Doubtful Accounts
The Company did not maintain effective controls over its accounting for bad debt expense and the related allowance for doubtful accounts. Specifically, the Company did not properly consider all available historical information as well as current trends in estimating its required bad debt reserve. This control deficiency resulted in errors in bad debt expense and the allowance for doubtful accounts, and related income tax accounts which resulted in a restatement of the Company’s historical financial statements for 2004 through November 30, 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.

(iii) Control Activities Relating to the Valuation of Goodwill
The Company did not maintain effective controls over the valuation of goodwill. Specifically, the Company did not adequately review, analyze and test assumptions provided to its third party appraiser and the related valuation in accordance with SFAS 142. This control deficiency resulted in errors in goodwill and impairment expense that resulted in an adjustment to the Company’s previously released earnings on October 18, 2006 for the fourth quarter of 2006. Accordingly, management determined that this control deficiency constituted a material weakness in internal control over financial reporting.
(iv) Control Activities Relating to Accounting for Tax Liability Under IRC Section 162(m)
The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.0 million as of November 30, 2006. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. Accordingly, management determined that the control deficiency constituted a material weakness in internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
As described below, the Company made certain changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2006.
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
Management
•	The Company engaged its new Chief Financial Officer on November 14, 2006.

•	The Company engaged its Corporate Controller effective December 15, 2006, who was subsequently appointed the Company’s new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	The Company has hired a new Vice President, Controller of Accounting.

•	The Company has hired a new Vice President of Tax.

•	The Company appointed a new Stock Option Plan Administrator in January 2007 to work under the supervision of and report to the new Chief Financial Officer.

•	The Company is conducting a search for an experienced and well-qualified individual to serve as a General Counsel to the Company.

Outside Legal Counsel; Board of Directors and Committees
•	The Company considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	The Company hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	The Company added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until the Company is in compliance with its periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2SIP adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.
Policies, Processes, Procedures and Controls
•	The Company is monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	The Company has enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance, and (iii) the use of third-party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly (or annual) reviews and reconciliations related to equity-based compensation award activity, allowance for doubtful accounts activity and the valuation of goodwill. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	The Company has retained third party stock option software administration professionals to assist with the understanding of the Company’s stock option administration software and to train its employees that are involved in the stock option administration process.

•	The Company’s Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 7 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed concurrently with this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Apollo Group Class A common stock made by Apollo Group during the three months ended November 30, 2006.

				Maximum
	Total # of			Value of Shares
	Shares		Average Price Paid	Available for
	Repurchased	Cost	per Share	Repurchase

Treasury stock as of August 31, 2006	15,449	$1,054,046	$68.23	$136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(82)	(5,594)	68.23

Treasury stock as of September 30, 2006	15,367	1,048,452	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(39)	(2,632)	68.23

Treasury stock as of October 31, 2006	15,328	1,045,820	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(27)	(1,810)	68.23

Treasury stock as of November 30, 2006	15,301	$1,044,010	$68.23	$136,092

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
Date: May 21, 2007
By: /s/ Joseph L. D’Amico
Joseph L. D’Amico
Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

By: /s/ Brian L. Swartz
Brian L. Swartz
Vice President, Corporate Controller and Chief Accounting Officer (Duly Authorized Signatory)

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