Form 10-Q
period 2007-02-28
APOLLO GROUP INC
filed 2007-05-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
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
Explanatory Note Regarding Restatement and Material Weaknesses
In this Quarterly Report on Form 10-Q for the quarter ended February 28, 2007 (the “Quarterly Report”), Apollo Group, Inc. has restated its consolidated statements of income, comprehensive income, and cash flows for the three and six months ended February 28, 2006 for the effects of errors in accounting for stock options and other items (the “Restatement”). See Note 4, “Restatement of Consolidated Financial Statements” included in Part I, Item 1.
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
Based on the Independent Review and the Internal Review, the Company determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three and six months ended February 28, 2006, the Company recorded a pre-tax adjustment to share based compensation expense in the amount of $1.9 million (($0.2) million after-tax) and $0.2 million (($0.6) million after-tax), respectively.
The Company has concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from University of Phoenix, Inc. (“UPX”) or Western International University, Inc. (“WIU”). When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its other receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented. This error resulted in adjustments to pre-tax bad debt expense in the amounts of $3.9 million ($2.3 million after-tax) and $7.9 million ($4.8 million after-tax) for the three and six months ended February 28, 2006, respectively.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	February 28,	August 31,
($ in thousands)	2007	2006

Assets:
Current assets
Cash and cash equivalents	$424,088	$309,058
Restricted cash	281,838	238,267
Marketable securities, current portion	30,138	45,978
Accounts receivable, net	195,795	160,583
Deferred tax assets, net, current portion	42,316	32,622
Other current assets	18,500	16,424

Total current assets	992,675	802,932
Property and equipment, net	343,579	328,440
Marketable securities , less current portion	45,053	53,692
Goodwill, net	31,029	16,891
Deferred tax assets, net, less current portion	66,014	53,131
Other assets (includes receivable from related party of $16,237 and $15,758 as of 2007 and 2006, respectively)	27,502	27,919

Total assets	$1,505,852	$1,283,005

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$39,147	$61,289
Accrued liabilities	105,746	73,513
Current portion of long-term liabilities	21,290	23,101
Income taxes payable	33,637	47,812
Student deposits	278,959	254,130
Current portion of deferred revenue	146,201	135,911

Total current liabilities	624,980	595,756
Deferred revenue, less current portion	588	384
Long-term liabilities, less current portion	76,630	82,492

Total liabilities	702,198	678,632

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,004,000 issued at February 28, 2007 and August 31, 2006, and 172,707,000 and 172,555,000 outstanding at February 28, 2007 and August 31, 2006, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 issued and outstanding at February 28, 2007 and August 31, 2006	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 15,297,000 and 15,449,000 shares at February 28, 2007 and August 31, 2006, respectively	(1,043,682)	(1,054,046)
Retained earnings	1,848,008	1,659,349
Accumulated other comprehensive loss	(776)	(1,034)

Total shareholders’ equity	803,654	604,373

Total liabilities and shareholders’ equity	$1,505,852	$1,283,005

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2007	2006	2007	2006
($ in thousands, except per share amounts)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$608,693	$570,550	$1,276,479	$1,199,223

Costs and expenses:
Instructional costs and services	296,360	262,634	592,334	527,742
Selling and promotional	166,940	124,246	322,375	252,218
General and administrative	53,593	58,967	89,989	86,296

Total costs and expenses	516,893	445,847	1,004,698	866,256

Income from operations	91,800	124,703	271,781	332,967
Interest income and other, net	6,978	3,526	13,410	7,984

Income before income taxes	98,778	128,229	285,191	340,951
Provision for income taxes	38,440	49,140	110,979	133,282

Net income	$60,338	$79,089	$174,212	$207,669

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.35	$0.46	$1.01	$1.18

Diluted income per share	$0.35	$0.45	$1.00	$1.17

Basic weighted average shares outstanding	173,185	173,496	173,153	175,800

Diluted weighted average shares outstanding	174,624	175,435	174,543	178,094

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended February 28,		Ended February 28,
	2007	2006	2007	2006
($ in thousands)		Restated (1)		Restated (1)
Net income	$60,338	$79,089	$174,212	$207,669
Other comprehensive income (net of tax):
Currency translation gain (loss)	85	(176)	258	(296)

Comprehensive income	$60,423	$78,913	$174,470	$207,373

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended Feb 28,
	2007	2006
($ in thousands)		Restated (1)
Cash flows provided by operating activities:
Net income	$174,212	$207,669
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	31,879	11,267
Excess tax benefits from share based compensation	(1,064)	(12,853)
Depreciation and amortization	34,789	32,506
Amortization of marketable securities discounts and premium, net	109	673
Provision for uncollectible accounts receivable	52,635	47,751
Deferred income taxes	(22,577)	(6,614)
Changes in assets and liabilities:
Accounts receivable, net	(87,847)	(38,517)
Other assets	(2,275)	3,406
Accounts payable and accrued liabilities	(5,312)	(11,847)
Income taxes payable	(13,898)	13,848
Student deposits	24,829	9,067
Deferred revenue	10,494	(8,685)
Other liabilities	(2,227)	4,748

Net cash provided by operating activities	193,747	252,419

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(26,828)	(15,308)
Purchase of land and buildings related to new headquarters building	(23,385)	(14,761)
Purchase of Insight Schools, net of cash	(15,079)	—
Purchase of marketable securities including auction rate securities	(545,475)	(647,820)
Maturities of marketable securities including auction rate securities	571,816	782,084
(Decrease) increase in restricted cash	(45,542)	4,957
Purchase of other assets	—	(721)

Net cash (used in) provided by investing activities	(84,493)	108,431

Cash flows provided by (used in) financing activities:
Repurchase of Apollo Group Class A common stock	—	(510,882)
Issuance of Apollo Group Class A common stock	4,454	19,119
Cash paid for cancellation of vested options	—	(6,330)
Excess tax benefits from share based compensation	1,064	12,853

Net cash provided by (used in) used in financing activities	5,518	(485,240)

Currency translation gain (loss)	258	(296)

Net increase (decrease) in cash and cash equivalents	115,030	(124,686)
Cash and cash equivalents, beginning of period	309,058	137,184

Cash and cash equivalents, end of period	$424,088	$12,498

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$2,368	$10,777
Purchases of property and equipment included in accounts payable	$3,168	$15,510

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
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
The results of operations for the three and six months ended February 28, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. The Company offers innovative and distinctive educational programs and services from high school through college-level at 100 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online, throughout the world. The Company’s combined Degreed Enrollment for UPX and Axia College as of February 28, 2007, was approximately 298,400. In addition, students are enrolled in WIU, CFP and regionally accredited private colleges and universities to which IPD provides program development and management consulting services (“IPD Client Institutions”), and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in the Company’s degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
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

Note 4. Restatement of Consolidated Financial Statements
As a result of the errors discussed below, the Company has restated its consolidated statements of income, comprehensive income, and cash flows, including related disclosures, for the three and six months ended February 28, 2006 (the “Restatement”).
Share Based Compensation Expense Adjustment
With the completion of the Company’s reviews discussed below, the Company determined that errors had occurred in the accounting for share based compensation. Specifically, the Company determined that 57 of the 100 total grants made from June 1994 to September 2006 used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were issued to the Company’s management and other employees (“Management Grants”). The Company determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. The Company recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to Internal Revenue Code (“IRC”) Section 162(m) and related penalties and interest. For the three and six months ended February 28, 2006, the Company recorded a pre-tax adjustment to increase share based compensation expense in the amount of $1.9 million (($0.2) million after-tax) and $0.2 million (($0.6) million after-tax), respectively.
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
Income Tax Related Matters – Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options which were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.8 million as of February 28, 2007. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
Restatement Adjustments
(1) Share Based Compensation - As discussed above, the Company has restated its financial results to record share based compensation expense.
(2) Allowance for Doubtful Accounts - During the year ended August 31, 2006, the Company concluded that a significant increase in its allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years the Company did not properly consider available information related to (a) the cumulative differences between actual write-offs and its allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, the Company is sometimes required to return a portion of Title IV funds to the lenders. The Company is generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than its collection of receivables from students who remain in its educational programs. Accordingly, the Company has restated its allowance for doubtful accounts for all prior periods presented.
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

Adjustments to the Company’s various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net decrease in expense of $0.9 million and $0.7 million for three and six months ended February 28, 2006, respectively. As part of the Restatement, the errors in the Company’s accounting for the tenant improvement allowances were corrected and certain of its operating leases now have been properly accounted for as capital leases. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the Statement of Cash Flows was omitted. These adjustment amounts are included in Other Adjustments in the table below.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below.
Impact of the Restatement

Summary of Impact of Restatement Adjustments
					Tax Effect of Adjustments (4)
					Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax
($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)

Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575
Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal year 2005	$4,934	$11,701	$(1,232)	$15,403	$(1,963)	$(4,164)	$(6,127)	$4,051	$3,471	$1,395	$16,798

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991

Fiscal year 2006:
Q1	$(1,680)	$3,995	$266	$2,581	$665	$(1,688)	$(1,023)	$619	$18	$(386)	$2,195
Q2	1,872	3,873	(935)	4,810	(741)	(1,164)	(1,905)	633	(1,993)	(3,265)	1,545

Fiscal year 2006 - Q2 YTD	$192	$7,868	$(669)	$7,391	$(76)	$(2,852)	$(2,928)	$1,252	$(1,975)	$(3,651)	$3,740

Total	$53,077	$31,848	$3,883	$88,808	$(21,356)	$(14,246)	$(35,602)	$16,216	$11,309	$(8,077)	$80,731

The following tables present the effects of the Restatement on the Company’s previously issued Consolidated Statements of Income for the three and six months ended February 28, 2006 and Consolidated Statement of Cash Flows for the six months ended February 28, 2006.

Consolidated Statements of Income

	Three Months Ended February 28, 2006				Six Months Ended February 28, 2006
	As Previously				As Previously
($ in thousands, except per share amounts)	Reported	Adjustments		Restated	Reported	Adjustments		Restated

Revenues:
Tuition and other, net	$569,551	$999	(3)	$570,550	$1,198,435	$788	(3)	$1,199,223

Costs and expenses:
Instructional costs and services	258,447	4,187	(1-3)	262,634	518,332	9,410	(1-3)	527,742
Selling and promotional	124,426	(180	) (1)	124,246	252,546	(328	) (1)	252,218
General and administrative	57,205	1,762	(1-3)	58,967	87,285	(989	) (1-3)	86,296

Total costs and expenses	440,078	5,769		445,847	858,163	8,093		866,256

Income from operations	129,473	(4,770)		124,703	340,272	(7,305)		332,967
Interest income and other, net	3,567	(41	) (3)	3,526	8,070	(86	) (3)	7,984

Income before income taxes	133,040	(4,811)		128,229	348,342	(7,391)		340,951
Provision for income taxes	52,405	(3,265	) (4)	49,140	136,933	(3,651	) (4)	133,282

Net income	$80,635	$(1,546)		$79,089	$211,409	$(3,740)		$207,669

Earnings per share attributed to Apollo Group Class A common stock:

Basic income per share	$0.46	$—		$0.46	$1.20	$(0.02)		$1.18

Diluted income per share	$0.46	$(0.01)		$0.45	$1.19	$(0.02)		$1.17

Basic weighted average shares outstanding	173,496	—		173,496	175,800	—		175,800

Diluted weighted average shares outstanding	175,235	200		175,435	177,783	311		178,094

(1), (2), (3), & (4) See above under “Restatement Adjustment” for a detailed summary of adjustments.

Consolidated Statement of Cash Flows

	Six Months Ended February 28, 2006
	As Previously
($ in thousands)	Reported	Adjustments		Restated (1)

Cash flows provided by (used in) operating activities:
Net income	$211,409	$(3,740	) (1)-(4)	$207,669
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	10,983	284	(1)	11,267
Depreciation and amortization	32,100	406	(3)	32,506
Amortization of marketable securities	673	—		673
Provision for uncollectible accounts receivable	39,883	7,868	(2)	47,751
Deferred income taxes	989	(7,603	) (4)	(6,614)
Excess tax benefits from share based compensation	(9,533)	(3,320	)(3)	(12,853)
Changes in assets and liabilities:
Accounts receivable, net	(38,987)	470	(3)	(38,517)
Other assets	3,408	(2	) (3)	3,406
Accounts payable and accrued liabilities	(9,647)	(2,200	) (3)	(11,847)
Income taxes payable	9,896	3,952	(4)	13,848
Student deposits	11,442	(2,375	) (3)	9,067
Deferred revenue	(7,430)	(1,255	) (3)	(8,685)
Other liabilities	5,080	(332	) (3)	4,748

Net cash provided by (used in) operating activities	260,266	(7,847)		252,419

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(15,350)	42	(3)	(15,308)
Purchase of land and buildings related to new headquarters building	(14,761)	—		(14,761)
Purchase of marketable securities including auction rate securities	(647,820)	—		(647,820)
Maturities of marketable securities including auction rate securities	782,084	—		782,084
Increase in restricted cash	—	4,957	(3)	4,957
Purchase of other assets	(721)	—		(721)

Net cash provided by (used in) investing activities	103,432	4,999		108,431

Cash flows provided by (used in) financing activities:
Purchase of Apollo Group Class A common stock	(510,882)	—		(510,882)
Issuance of Apollo Group Class A common stock	19,119	—		19,119
Cash paid for cancellation of vested options	(6,240)	(90	) (1)	(6,330)
Excess tax benefits from share based compensation	9,533	3,320	(3)	12,853

Net cash used in financing activities	(488,470)	3,230		(485,240)

Currency translation loss	(296)	—		(296)

Net decrease in cash and cash equivalents	(125,068)	382		(124,686)
Cash and cash equivalents, beginning of period	145,607	(8,423)		137,184

Cash and cash equivalents, end of period	$20,539	$(8,041)		$12,498

Supplemental disclosure of cash flow information

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$10,777	—		$10,777
Purchases of property and equipment included in accounts payable	$15,510	—		$15,510

(1), (2), (3), & (4) See above under “Restatement Adjustment” for a detailed summary of adjustments.

Note 5. Shareholders’ Equity
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
Note 6. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for Apollo Group Class A common stock is as follows:

	For the Three Months Ended February 28,
	2007			2006
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
					Restated

Basic net income per share	$60,338	173,185	$0.35	$79,089	173,496	$0.46
Effect of dilutive securities:
Stock options	—	1,439	—	—	1,939	(0.01)

Diluted net income per share	$60,338	174,624	$0.35	$79,089	175,435	$0.45

	For the Six Months Ended February 28,
	2007			2006
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
					Restated

Basic net income per share	$174,212	173,153	$1.01	$207,669	175,800	$1.18
Effect of dilutive securities:
Stock options	—	1,390	(0.01)	—	2,294	(0.01)

Diluted net income per share	$174,212	174,543	$1.00	$207,669	178,094	$1.17

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended February 28, 2007 and 2006, approximately 5,325,000 and 4,134,000, respectively of the Company’s stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
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
Under all of the above Plans, the stock option price may not be less than 100% of the fair market value of the common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the LTIP and 2SIP), the Company is authorized to grant up to 30.8 million shares of common stock under these Plans. As of February 28, 2007, approximately 3.2 million authorized and unissued shares of common stock are reserved for issuance under the LTIP and the 2SIP.
Stock Option Modifications
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

Apollo Group Class A Stock Options
A summary of the activity and changes related to stock options to purchase Apollo Group Class A common stock granted under the DSP, the LTIP and the 2SIP is as follows:

Summary of Stock Options Outstanding
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Total	Exercise Price	Contractual	Intrinsic
($ in thousands, except per share amounts)	Shares	per Share	Term (years)	Value ($)(1)

Outstanding as of August 31, 2006	9,324	$44.96
Granted	214	47.87
Exercised	(121)	24.23
Forfeited, canceled or expired	(606)	59.32

Outstanding as of February 28, 2007	8,811	$44.33	5.97	$96,495

Vested or expected to vest as of February 28, 2007	8,319	$43.56	5.80	$96,434

Exercisable as of February 28, 2007	6,021	$38.39	4.84	$95,117

Available for issuance as of February 28, 2007	3,178

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on February 28, 2007 ($47.29) in excess of the exercise price multiplied by the number of options outstanding or exercisable.
As of February 28, 2007, there was approximately $46.2 million of total unrecognized share based compensation cost related to unvested share based awards granted under the Company’s share based compensation plans. The Company expects that this compensation will be recognized through the fiscal year ended August 31, 2010.
The following table summarizes information about the stock options outstanding and exercisable as of February 28, 2007:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Options	Life	Price	Options	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(options in thousands)
$6.50 to $14.84	1,779	2.67	$10.14	1,743	$10.12
$17.65 to $46.70	1,888	4.38	31.18	1,725	29.71
$50.68 to $50.68	5	9.56	50.68	—	—
$51.33 to $51.33	1,794	9.31	51.33	450	51.33
$51.67 to $91.00	3,345	6.82	66.17	2,103	66.18

$6.50 to $91.00	8,811	5.97	$44.33	6,021	$38.39

The following table summarizes information related to stock options exercised for the three and six months ended February 28, 2007 and 2006.

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
(in thousands)	2007	2006	2007	2006

Amounts related to options exercised:
Intrinsic value realized by optionees	$83	$21,530	$2,605	$46,596
Actual tax benefit realized by Company for tax deductions	33	8,677	1,032	12,831
The Company issues shares of treasury stock upon exercise of stock options.

Adoption of SFAS 123(R) on September 1, 2005
The table below outlines the effects on share based compensation for the three and six months ended February 28, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
($ in thousands, except per share amounts)	2007	2006	2007	2006
		Restated		Restated
Instructional costs and services	$3,965	$1,945	$7,855	$3,950
Selling and promotional	983	230	2,067	586
General and administrative	16,785	4,959	21,957	6,731

Share-based compensation expense included in operating expenses	21,733	7,134	31,879	11,267
Tax effect on share-based compensation	(8,608)	(2,826)	(12,627)	(4,463)

Share-based compensation expense related to employee stock options, net of tax	$13,125	$4,308	$19,252	$6,804

SFAS 123(R) Assumptions
Fair Value - The Company uses the Black-Scholes-Merton option pricing model (“BSM”) to estimate the fair value of its options as of the grant dates using the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		Restated		Restated
Expected volatility	30.0%	34.3%	30.1%	34.1%
Expected life	2.9	5.7	3.1	5.7
Risk-free interest rate	4.8%	4.5%	4.8%	4.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the three months ended February 28, 2007 and 2006 were $12.11 per share and $30.60 per share, respectively, and the six months ended February 28, 2007 and 2006 were $12.63 per share and $29.97 per share, respectively.
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
Internal Revenue Service Audit
On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by the Company, including deductions claimed under IRC Section 162(m). In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.8 million as of February 28, 2007. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. The Company does not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.
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
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation that fall outside the scope of ordinary and routine litigation incidental to the Company’s business. The Company’s policy is to expense legal fees and expenses as incurred.
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
Nasdaq Proceeding
Due to the Independent and Internal Reviews and the resulting Restatement, the Company did not file on time its Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, the Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and the Quarterly Reports on Form 10-Q for the quarters ended November 30, 2006 and February 28, 2007. As a result, the Company received four Nasdaq Staff Determination letters, dated July 11, 2006, November 14, 2006, January 11, 2007 and April 11, 2007, respectively, stating that the Company was not in compliance with the filing requirements of Marketplace Rule 4310(c)(14) and, therefore, that the Company’s stock was subject to delisting from the Nasdaq Global Select Market. The Company appealed this determination, requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) and attended the hearing at which the Company sought appropriate exceptions to the filing requirements from the Panel, pending completion of its delinquent reports. On September 20, 2006, the Panel granted the Company’s request for continued listing of its securities on the Nasdaq Global Select Market, subject to the condition that the Company files this Report and its Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006 and November 30, 2006 on or before December 29, 2006. On December 14, 2006, the Company informed the Panel that it would not be able to file its delinquent reports by December 29, 2006 and sought a reasonable extension of that date. On December 20, 2006, the Panel denied the Company’s request and notified the Company that it had determined to suspend trading of the Company’s securities on December 29, 2006. The Company appealed this determination, and on December 22, 2006, the Company was informed by the Listing Council that it had determined to call the Panel’s Delisting Decision for review, as contemplated by Marketplace Rule 4807(b), and had also stayed the delisting of the Company’s securities pending further review of the Listing Council. The Company submitted additional information for the Listing Council’s consideration on February 2, 2007. On March 29, 2007, the Panel determined to exercise its discretionary authority, under Rule 4802(b), to grant the Company an exception to demonstrate compliance with all of the Nasdaq Global Select Market continued listing requirements until May 25, 2007. With the filing of this Report, its Annual Report on Form 10-K for 2006 and its Quarterly Reports on Form 10-Q for the quarters ended, November 30, 2006 and February 28, 2007, the Company believes it is current with SEC reporting requirements and Nasdaq listing requirements.
Note 9. Segment Reporting
The Company operates exclusively in the educational industry providing higher education. The Company’s five reportable segments are aggregated into three reportable operating segments for financial reporting purposes: the University of Phoenix, Other Schools and

Corporate. The Other Schools segment includes IPD, WIU, CFP, and Insight which are not material to the Company’s overall results. The University of Phoenix and Other Schools segments are composed of educational operations conducted in similar markets and produce similar economic results. The Company’s operations are also subject to a similar regulatory environment, which includes licensing and accreditation.
Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes charges allocating all corporate support costs to each segment, as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. The revenue and corporate charges which are not allocated to the UPX or other school segments are included in the Corporate segment.
The accounting policies of each segment are consistent with those referred to in the summary of significant accounting policies in Note 3. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated upon consolidation.
The Company’s principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended February 28, 2007 and 2006, no individual customer accounted for more than 10% of the Company’s consolidated revenues.
Summary financial information by reportable segment is as follows:

	For the Three
	Months Ended		For the Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
($ in thousands)		Restated		Restated
Tuition and other, net
UPX	$565,589	$463,240	$1,172,605	$993,167
Other Schools	42,989	107,244	103,783	205,717
Corporate	115	66	91	339

Total tuition and other revenues, net	$608,693	$570,550	$1,276,479	$1,199,223

Income from operations:
UPX	$106,481	$113,380	$279,043	$296,744
Other Schools	5,444	23,861	18,869	50,437
Corporate/Eliminations	(20,125)	(12,538)	(26,131)	(14,214)

	91,800	124,703	271,781	332,967

Reconciling items:
Interest income and other, net	6,978	3,526	13,410	7,984

Income before income taxes	$98,778	$128,229	$285,191	$340,951

Note 10. Acquisitions
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

Note 11. Subsequent Events
Changes in Board of Directors Members
As previously reported in a Current Report on Form 8-K filed May 4, 2007, Mr. John M. Blair and Ms. Hedy F. Govenar have resigned from the Company’s Board of Directors, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports.
Changes in Board of Directors Committees
On March 13, 2007, James R. Reis joined as Chairman of the Special Committee in place of Mr. Daniel D. Diethelm. With their resignations, Mr. Blair and Ms. Govenar no longer serve on the Nominating and Governance Committee, effective immediately after the Company files its Annual Report on Form 10-K for the fiscal year ended August 31, 2006 and its other delinquent reports.
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
Results of Independent and Internal Review; Effect of Restatement
In this quarterly report for the quarter ended February 28, 2007, we have restated our consolidated statements of income, comprehensive income, and cash flows for the three and six months ended February 28, 2006. See Note 4, “Restatement of Consolidated Financial Statements,” included in Part I, Item 1.
As part of the Restatement, we have recorded additional pre-tax share based compensation expense with regard to past stock option grants of approximately $1.9 million and $0.2 million under SFAS 123 and SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”) for the three and six months ended February 28, 2006.
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
Based on the Independent Review and the Internal Review, we determined that 57 of the 100 total grants made during this time period used incorrect measurement dates for accounting purposes. Of these 100 grants, 33 grants were Management Grants. We determined that incorrect measurement dates were used for accounting purposes for 24 of the 33 Management Grants. As a result, revised measurement dates were selected for many grants and resulted in exercise prices that were less than the fair market value of the stock on the most likely measurement dates. We recorded pre-tax compensation expense of $52.9 million ($59.9 million after-tax), in the aggregate over the fiscal years 1994 through 2005. The after-tax amount is higher due primarily to disallowed deductions pursuant to IRS Section 162(m) and related penalties and interest. For the three and six months ended February 28, 2006, the Company recorded a pre-tax adjustment to increase share based compensation expense in the amount of $1.9 million (($0.2) million after-tax) and $0.2 million (($0.6) million after-tax), respectively. As a result of errors resulting from the use of incorrect measurement dates, we restated previously issued consolidated financial statements (the “Restatement”).
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
Income Tax Related Matters
Section 162(m)
In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $42.8 million as of February 28, 2007. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period.
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
(2) Allowance for Doubtful Accounts - During the year ended August 31, 2006, we concluded that a significant increase in our allowance for doubtful accounts was required. A portion of the increase has been determined to be the correction of an error from prior periods and is included in the accompanying financial statements as an element of the Restatement. This error related to the fact that in prior years we did not properly consider available information related to (a) the cumulative differences between actual write-offs and our allowance for doubtful accounts and (b) significant increases in the “Return to Lender” dollars for Title IV recipients who withdraw from UPX or WIU. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but the collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. Accordingly, we have restated our allowances for doubtful accounts for all prior periods presented.
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
Adjustments to our various accounts such as cash, revenue, property and equipment, lease accounting and other investments resulted in a net decrease in expense of $0.9 million and $0.7 million for three and six months ended February 28, 2006, respectively. As part of the Restatement, the errors in our accounting for the tenant improvement allowances were corrected and certain of our operating leases now have been properly accounted for as capital leases. Additionally, the supplemental disclosure of purchases of property and equipment included in accounts payable on the Statement of Cash Flows was omitted. These adjustment amounts are included in Other Adjustments in the table below.
(4) Tax Effect of Adjustments – The tax effect of the Restatement adjustments is shown below.

Impact of the Restatement
The financial information presented in this Item 2 has been adjusted to reflect the incremental impact resulting from the Restatement adjustments discussed above, as follows:

Summary of Impact of Restatement Adjustments
					Tax Effect of Adjustments (4)
					Income Tax Provision (Benefit)
	Share Based			Total	Related to			Penalty and	Tax Effect of		Total
	Compensation	Bad Debt	Other	Adjustments,	Share Based	Related to Bad		Interest on	162(m)		Adjustments,
Fiscal Year	Expense (1)	Expense (2)	Adjustments (3)	Pre-Tax	Compensation	Debt and Other	Total	Exercises	Limitation	Total Tax Effect	Net of Tax
($ in thousands)
1994	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
1995	176	—	—	176	(71)	—	(71)	—	—	(71)	105
1996	—	—	—	—	—	—	—	—	—	—	—
1997	397	—	—	397	(160)	—	(160)	—	—	(160)	237
1998	487	—	—	487	(196)	—	(196)	21	67	(108)	379
1999	652	—	—	652	(262)	—	(262)	92	277	107	759
2000	2,091	—	—	2,091	(841)	—	(841)	268	757	184	2,275
2001	28,001	—	—	28,001	(11,256)	—	(11,256)	1,307	3,821	(6,128)	21,873
2002	22,782	4,576	4,058	31,416	(9,158)	(3,471)	(12,629)	3,334	3,628	(5,667)	25,749
2003	8,294	3,600	918	12,812	(3,314)	(1,805)	(5,119)	3,350	84	(1,685)	11,127
2004	(14,929)	4,103	808	(10,018)	5,941	(1,954)	3,987	2,541	1,179	7,707	(2,311)
Fiscal year 2005:
Q1	$5,468	$3,632	$(464)	$8,636	$(2,175)	$(1,260)	$(3,435)	$459	$5,441	$2,465	$11,101
Q2	5,684	3,302	6	8,992	(2,261)	(1,316)	(3,577)	469	(246)	(3,354)	5,638
Q3	5,554	2,990	(1,384)	7,160	(2,209)	(639)	(2,848)	480	(217)	(2,585)	4,575
Q4	(11,772)	1,777	610	(9,385)	4,682	(949)	3,733	2,643	(1,507)	4,869	(4,516)

Fiscal year 2005	$4,934	$11,701	$(1,232)	$15,403	$(1,963)	$(4,164)	$(6,127)	$4,051	$3,471	$1,395	$16,798

Fiscal years Thru 2005	$52,885	$23,980	$4,552	$81,417	$(21,280)	$(11,394)	$(32,674)	$14,964	$13,284	$(4,426)	$76,991

Fiscal year 2006:
Q1	$(1,680)	$3,995	$266	$2,581	$665	$(1,688)	$(1,023)	$619	$18	$(386)	$2,195
Q2	1,872	3,873	(935)	4,810	(741)	(1,164)	(1,905)	633	(1,993)	(3,265)	1,545

Fiscal year 2006 - Q2 YTD	$192	$7,868	$(669)	$7,391	$(76)	$(2,852)	$(2,928)	$1,252	$(1,975)	$(3,651)	$3,740

Total	$53,077	$31,848	$3,883	$88,808	$(21,356)	$(14,246)	$(35,602)	$16,216	$11,309	$(8,077)	$80,731

(1), (2), (3), & (4)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for a detailed summary of adjustments.
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
Executive Summary
We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc., all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college-level at 100 campuses and 163 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia College as of February 28, 2007 was approximately 298,400. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
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
During fiscal year 2007, we experienced the following significant events:
1.	Senior Management Changes- Ms. Kenda B. Gonzales resigned as Chief Financial Officer and Treasurer. Ms. Gonzales was replaced by Mr. Joseph L. D’Amico who was appointed Chief Financial Officer. Mr. Daniel E. Bachus resigned as Chief Accounting Officer and Controller and was replaced by Mr. Brian L. Swartz, who was appointed Vice President, Corporate Controller, and Chief Accounting Officer.

2.	Enrollment and Revenue Growth While Investing in our Business for the Future- We achieved a 9.3% average quarterly Degreed Enrollment growth for the six months ended February 28, 2007, which resulted in 6.4% increase in revenue for the six months ended February 28, 2007. These increases help fund a significant portion of our investment in product development and marketing and lead generation to ensure our continued growth and viability in the future.

3.	Stock Option Investigation- In response to a report published by an investment bank in June 2006, our Board of Directors established the Special Committee and authorized it to retain independent legal counsel, who in turn, retained forensic accountants, to assist them in conducting the Independent Review. On December 15, 2006, we announced in a Form 8-K that the Special Committee presented the final factual findings of the Independent Review to the Board of Directors. The findings and results are discussed elsewhere in this document. With the filing of the Annual Report on Form 10-K and all other delinquent filings with the SEC, we have substantially completed the processes related to the stock option investigation and restatement.

4.	Naming Rights to Glendale, Arizona Sports Complex- On September 22, 2006, we entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we are required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.

5.	Insight Schools Acquisition- On October 20, 2006, we completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. We believe this acquisition allows us to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the acquisition, Goodwill increased by $14.1 million.
Critical Accounting Policies and Estimates
Please refer to our Form 10-K for each of the fiscal year ended August 31, 2006, filed concurrently with this Form 10-Q.
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
Results of Operations
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last six months.
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
Three-Months Ended February 28, 2007 Compared to the Three-Months Ended February 28, 2006
All references to fiscal 2006 and fiscal 2007 in this section refer to the three-months ended February 28, 2006 and 2007, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

Analysis of Consolidated Statements of Income

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions, except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$608.7	$570.5	100.0%	100.0%	6.7%

Costs and expenses:
Instructional costs and services	296.4	262.6	48.7%	46.0%	12.9%
Selling and promotional	166.9	124.2	27.4%	21.8%	34.4%
General and administrative	53.6	59.0	8.8%	10.3%	-9.2%

	516.9	445.8	84.9%	78.1%	15.9%

Income from operations	91.8	124.7	15.1%	21.9%	-26.4%
Interest income and other, net	7.0	3.5	1.2%	0.6%	100.0%

Income before income taxes	98.8	128.2	16.2%	22.5%	-22.9%
Provision for income taxes	38.4	49.1	6.3%	8.6%	-21.8%

Net income	$60.4	$79.1	9.9%	13.9%	-23.6%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months
	Ended February 28,
	2007	2006

UPX	92.9%	81.2%
Other Schools	7.1%	18.8%
Corporate	0.0%	0.0%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 6.7% for the three months ended February 28, 2007, primarily due to a 10.2% increase in Degreed Enrollments and selective tuition price increases depending on the geographic area and program. These increases include a 60.8% increase in our lower-tuition associate’s Degree Enrollments for the three months ended February 28, 2007. As of February 28, 2007, 29.6% of our Degreed Enrollments are in associate’s degree programs compared with 20.3% of our students as of February 28, 2006.
Tuition and other revenues, net at Other Schools decreased as a percentage of total revenues in fiscal 2007 due to enrollment in associate’s degree programs at Axia College of UPX. Axia College began offering these programs in September 2004 at WIU. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 12.9% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$108.4	$91.4	17.8%	16.0%	18.6%
Faculty compensation	53.5	49.1	8.8%	8.6%	9.0%
Classroom lease expenses and depreciation	49.6	46.7	8.1%	8.2%	6.2%
Other instructional costs and services	40.3	37.2	6.6%	6.5%	8.3%
Bad debt expense	26.2	23.7	4.3%	4.2%	10.5%
Financial aid processing costs	14.4	12.6	2.4%	2.2%	14.3%
Share based compensation	4.0	1.9	0.7%	0.3%	110.5%

Instructional costs and services	$296.4	$262.6	48.7%	46.0%	12.9%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Instructional costs and services as a percentage of tuition and other net revenues increased in fiscal 2007 versus fiscal 2006 due primarily to employee compensation and related expenses. The increase is primarily due to the 10.2% increase in Degreed Enrollments and wage adjustments instituted in December 2005 that increased pay principally to entry-level employees.
Selling and Promotional Expenses
Selling and promotional expenses increased by 34.4% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Enrollment advisors’ compensation and related expenses	$79.2	$62.7	13.0%	11.0%	26.3%
Advertising	72.2	49.4	11.9%	8.7%	46.2%
Other selling and promotional expenses	14.5	11.9	2.4%	2.1%	21.8%
Share based compensation	1.0	0.2	0.1%	0.0%	400.0%

Selling and promotional expenses	$166.9	$124.2	27.4%	21.8%	34.4%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Selling and promotional expenses increased as a percentage of revenue in fiscal 2007 versus fiscal 2006 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness of lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff. Selling and promotional expenses also increased as a result of our continued investment in Internet-based advertising campaigns, as well as the launch of our national televised branding campaign.

General and Administrative Expenses
General and administrative expenses decreased by 9.2% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$13.3	$38.8	2.2%	6.8%	-65.7%
Share based compensation	16.8	5.0	2.8%	0.9%	236.0%
Legal, audit, and corporate insurance	4.6	3.2	0.7%	0.5%	43.8%
Administrative space and depreciation	6.6	5.3	1.1%	0.9%	24.5%
Other general and administrative expenses	12.3	6.7	2.0%	1.2%	83.6%

General and administrative expenses	$53.6	$59.0	8.8%	10.3%	-9.2%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Included in the above amounts are several one-time or unusual items, which are summarized below:

	For the Three Months
	Ended February 28,
	2007	2006

Former CEO severance	$—	$26.0

Stock option modifications	12.1	—
Former employee fair value adjustment for stock option	2.8	—
Stock option investigation/ financial statement restatement	2.9	—

Subtotal	$17.8	$26.0

Excluding the items above, General and Administrative expense was $35.8 million and $33.0 million in the three months ended February 28, 2007 and 2006, respectively, or 5.9% as a percentage of revenue during both periods.
During the second quarter of 2007, our Board of Directors approved a resolution to modify the terms of certain stock option grants. These modifications allowed employees, including officers, terminated on or after November 3, 2006 to exercise their options beyond the 90 day post-termination period as provided in our stock option plans. As a result of these modifications, we were required to record a $12.1 million charge to share based compensation during the second quarter of 2007. In addition, for modified options held by employees who terminated prior to the January 12, 2007, the modifications are subject to fair value adjustments to our income statement until the awards are exercised or forfeited. We recorded $2.8 million of expense as a result of the increase in the fair value of these awards as of February 28, 2007.
Interest Income and Other, Net
Net interest income and other increased by $3.5 million in fiscal 2007 versus fiscal 2006. This increase was primarily attributable to; a) higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates, and 2) higher average balances in cash and cash equivalents, restricted cash and marketable securities.
Provision for Income Taxes
Our effective income tax rate increased to 38.9% in the three months ended February 28, 2007, from 38.3% in the three months ended February 28, 2006, due to a change in the estimate of annual 2006 tax rate that occurred in February 2006 to bring the cumulative year-to-date tax rate down to 39.1%.

Six-Months Ended February 28, 2007 Compared to the Six-Months Ended February 28, 2006
All references to fiscal 2006 and fiscal 2007 in this section refer to the six-months ended February 28, 2006 and 2007, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions, except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$1,276.5	$1,199.2	100.0%	100.0%	6.4%

Costs and expenses:
Instructional costs and services	592.3	527.7	46.4%	44.0%	12.2%
Selling and promotional	322.4	252.2	25.2%	21.0%	27.8%
General and administrative	90.0	86.3	7.1%	7.2%	4.3%

	1,004.7	866.2	77.5%	72.2%	16.0%

Income from operations	271.8	333.0	22.5%	27.8%	-18.4%
Interest income and other, net	13.4	8.0	1.0%	0.6%	67.5%

Income before income taxes	285.2	341.0	23.5%	28.4%	-16.4%
Provision for income taxes	111.0	133.3	8.7%	11.1%	-16.7%

Net income	$174.2	$207.7	14.3%	17.3%	-16.1%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Six Months
	Ended February 28,
	2007	2006

UPX	91.9%	82.8%
Other Schools	8.1%	17.2%
Corporate	0.0%	0.0%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 6.4% for the six months ended February 28, 2007 primarily due to a 9.3% increase in average quarterly Degreed Enrollments and selective tuition price increases depending on the geographic area and program. These increases include a 64.9% average quarterly increase in our lower-tuition associate’s Degree Enrollments for the six months average ended February 28, 2007.
Tuition and other revenues, net at Other Schools decreased as a percentage of total revenues in fiscal 2007 due to enrollment in associate’s degree programs at Axia College of UPX. Axia College began offering these programs in September 2004 at WIU. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 12.2% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$214.9	$180.9	16.8%	15.1%	18.8%
Faculty compensation	111.0	102.4	8.7%	8.5%	8.4%
Classroom lease expenses and depreciation	99.3	93.5	7.8%	7.8%	6.2%
Other instructional costs and services	80.7	73.7	6.3%	6.1%	9.5%
Bad debt expense	49.3	47.8	3.9%	4.0%	3.1%
Financial aid processing costs	29.2	25.5	2.3%	2.1%	14.5%
Share based compensation	7.9	3.9	0.6%	0.3%	102.6%

Instructional costs and services	$592.3	$527.7	46.4%	44.0%	12.2%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Instructional costs and services as a percentage of tuition and other net revenues increased in fiscal 2007 versus fiscal 2006 due primarily to employee compensation and related expenses and faculty compensation. The increase is primarily due to the 9.3% increase in average quarterly Degreed Enrollments and wage adjustments instituted in December 2005 that increased pay principally to entry-level employees.
Selling and Promotional Expenses
Selling and promotional costs and services increased by 27.8% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Enrollment advisors’ compensation and related expenses	$154.9	$119.5	12.1%	10.0%	29.6%
Advertising	137.5	105.9	10.8%	8.8%	29.8%
Other selling and promotional expenses	27.9	26.2	2.2%	2.2%	6.5%
Share based compensation	2.1	0.6	0.1%	0.0%	250.0%

Selling and promotional expenses	$322.4	$252.2	25.2%	21.0%	27.8%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Selling and promotional expenses increased as a percentage of revenue in fiscal 2007 versus fiscal 2006 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness of lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff. Selling and promotional expenses also increased as a result of our continued investment in Internet-based advertising campaigns and the launch of our national televised branding campaign.

General and Administrative Expenses
General and administrative expenses increased by 4.3% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$26.0	$49.8	2.0%	4.1%	-47.8%
Share based compensation	22.0	6.7	1.7%	0.6%	228.4%
Legal, audit, and corporate insurance	9.0	5.6	0.7%	0.5%	60.7%
Administrative space and depreciation	13.0	10.9	1.0%	0.9%	19.3%
Other general and administrative expenses	20.0	13.3	1.6%	1.1%	50.4%

General and administrative expenses	$90.0	$86.3	7.1%	7.2%	4.3%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Included in the above amounts are several one-time or unusual items, which are summarized below:

	For the Six Months
	Ended February 28,
	2007	2006

Former CEO severance	$—	$26.0
Stock option modifications	12.1	—
Former employee fair value adjustment for stock option	2.8	—
Stock option investigation/ financial statement restatement	4.9	—

Subtotal	$19.8	$26.0

Excluding the items above, General and Administrative expense was $70.2 million and $60.3 million in the six months ended February 28, 2007 and 2006, respectively, or 5.5% and 5.0% as a percentage of revenue, respectively. This remaining increase as a percentage of revenue is primarily due to higher employee compensation due to wage increases and higher share based compensation expense related to stock option grants.
During the second quarter of 2007, our Board of Directors approved a resolution to modify the terms of certain stock option grants. These modifications allowed employees, including officers, terminated on or after November 3, 2006 to exercise their options beyond the 90 day post-termination period as provided in our stock option plans. As a result of these modifications, we were required to record a $12.1 million charge to share based compensation during the second quarter of 2007. In addition, for modified options held by employees who terminated prior to the January 12, 2007, the modifications are subject to fair value adjustments to our income statement until the awards are exercised or forfeited. We recorded $2.8 million of expense as a result of the increase in the fair value of these awards as of February 28, 2007.
Interest Income and Other, Net
Net interest income and other increased by $5.4 million in fiscal 2007 versus fiscal 2006. This increase was attributable to; a) higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates, and 2) higher average balances in cash and cash equivalents, restricted cash and marketable securities.
Provision for Income Taxes
Our effective income tax rate decreased to 38.9% in the six months ended February 28, 2007, from 39.1% in the six months ended February 28, 2006, due to an increase in tax-exempt interest income.

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
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities increased $90.6 million, or 22.2%, to $499.3 million as of February 28, 2007 from $408.7 million, as of August 31, 2006. Cash and cash equivalents and marketable securities represented 31.9% and 33.2% of our total assets as of August 31, 2006 and February 28, 2007, respectively. The increase was primarily our $193.7 million of cash from operations, partially offset by $50.2 million from capital expenditures.
Cash Flows
Operating Activities. Operating activities provided $193.7 million in cash for the first six months of fiscal 2007 compared to $252.4 million for the same period in fiscal 2006. Included below is a summary of operating cash flows:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Net income	$174.2	$207.7
Non-cash items	95.7	72.7
Changes in certain operating assets and liabilities	(76.2)	(28.0)

Net cash from operating activities	$193.7	$252.4

Our non-cash items primarily consist of the following:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Share based compensation	$31.9	$11.3
Excess tax benefits from share based compensation	(1.1)	(12.9)
Depreciation and amortization	34.8	32.5
Provision for uncollectible accounts receivable	52.6	47.7
Deferred income taxes	(22.6)	(6.6)
Other, net	0.1	0.7

	$95.7	$72.7

Changes in certain operating assets and liabilities primarily consist of the following:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Accounts receivable, net	$(87.8)	$(38.5)
Accounts payable and accrued liabilities	(5.3)	(11.8)
Income taxes payable	(13.9)	13.8
Student deposits	24.8	9.0
Deferred revenue	10.5	(8.7)
Other, net	(4.5)	8.2

	$(76.2)	$(28.0)

Days sales outstanding (“DSO”) in accounts receivable as of February 28, 2007 and 2006, were 40 days and 33 days, respectively. Our accounts receivable and DSO are primarily affected by collections performance.
Investing Activities. Investing activities used $84.5 million in cash during the first six months of fiscal 2007 compared to providing $108.4 million in fiscal 2006. The fiscal 2007 amount primarily includes $50.2 million for capital expenditures, of which $23.4 million related to the build out of our new corporate headquarters building in Phoenix, Arizona. Also included in the fiscal 2007 investing cash flows is $15.1 million used in the purchase of Insight Schools. The fiscal 2006 amount includes $30 million for capital expenditures, of which $14.8 million is related to the build out of our new corporate headquarters building in Phoenix, AZ.
Financing Activities. Financing activities provided $5.5 million of cash during fiscal 2007 compared to using $485.2 million in fiscal 2006. The 2006 amount relates primarily to repurchases of our Class A common stock, net of proceeds from stock option exercises. There were no repurchases of stock during the first six months of fiscal 2007.
The Board of Directors has authorized the Company to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. As of February 28, 2007, we have authorization from our Board of Directors to repurchase up to $136.1 million of Apollo Group Class A common stock.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management evaluated the effectiveness of disclosure controls and procedures as of February 28, 2007, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In its evaluation of the effectiveness of disclosure controls and procedures as of February 28, 2007, management determined that there were control deficiencies that constituted material weaknesses, as described below.
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
(iv) Control Activities Relating to Accounting for Tax Liability Under IRC Section 162(m)
The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $42.8 million as of February 28, 2007. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. Accordingly, management determined that the control deficiency constituted a material weakness in internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting
As of February 28, 2007, the Company believes it has made substantial progress towards remediating the material weaknesses described above relating to the Company’s internal control over financial reporting. Changes made to the Company’s internal controls over financial reporting are discussed below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Apollo Group Class A common stock made by Apollo Group during the three months ended February 28, 2007.

Maximum Value
	Total # of			of Shares
	Shares		Average Price Paid	Available for
(Numbers in thousands, except per share amounts)	Repurchased	Cost	per Share	Repurchase

Treasury stock as of November 30, 2006	15,301	$1,044,010	$68.23	$ 136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	(4)	(328)	68.23

Treasury stock as of December 31, 2006	15,297	1,043,682	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	—	—	—

Treasury stock as of January 31, 2007	15,297	1,043,682	68.23	136,092
New authorizations	—	—	—
Shares repurchased	—	—	—
Shares reissued	—	—	—

Treasury stock as of February 28, 2007	15,297	$1,043,682	$68.23	$ 136,092

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