Form 10-Q/A
period 2007-02-28
APOLLO GROUP INC
filed 2007-05-25
CIK 929887

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
FORM 10-Q/A

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
Explanatory Note Regarding Filing of Form 10-Q/A
This amendment in Form 10-Q/A is being filed to correct a typographical error in the column headings on pages 39, 40 and 41 of our previously filed Form 10-Q and to correct an error in the classification between “Provision for uncollectible accounts receivable” and “Accounts receivable, net” on our Condensed Consolidated Statement of Cash Flows for the Six Months Ended February 28, 2007. This reclassification did not affect our Condensed Consolidated Balance Sheets, our Condensed Consolidated Statements of Income or Comprehensive Income, or our net cash provided by (used in) operating activities, investing activities, or financing activities within our Condensed Consolidated Statements of Cash Flows.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended Feb 28,
	2007	2006
($ in thousands)		Restated (1)
Cash flows provided by operating activities:
Net income	$174,212	$207,669
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	31,879	11,267
Excess tax benefits from share based compensation	(1,064)	(12,853)
Depreciation and amortization	34,789	32,506
Amortization of marketable securities discounts and premium, net	109	673
Provision for uncollectible accounts receivable	49,304	47,751
Deferred income taxes	(22,577)	(6,614)
Changes in assets and liabilities:
Accounts receivable, net	(84,516)	(38,517)
Other assets	(2,275)	3,406
Accounts payable and accrued liabilities	(5,312)	(11,847)
Income taxes payable	(13,898)	13,848
Student deposits	24,829	9,067
Deferred revenue	10,494	(8,685)
Other liabilities	(2,227)	4,748

Net cash provided by operating activities	193,747	252,419

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(26,828)	(15,308)
Purchase of land and buildings related to new headquarters building	(23,385)	(14,761)
Purchase of Insight Schools, net of cash	(15,079)	—
Purchase of marketable securities including auction rate securities	(545,475)	(647,820)
Maturities of marketable securities including auction rate securities	571,816	782,084
(Decrease) increase in restricted cash	(45,542)	4,957
Purchase of other assets	—	(721)

Net cash (used in) provided by investing activities	(84,493)	108,431

Cash flows provided by (used in) financing activities:
Repurchase of Apollo Group Class A common stock	—	(510,882)
Issuance of Apollo Group Class A common stock	4,454	19,119
Cash paid for cancellation of vested options	—	(6,330)
Excess tax benefits from share based compensation	1,064	12,853

Net cash provided by (used in) used in financing activities	5,518	(485,240)

Currency translation gain (loss)	258	(296)

Net increase (decrease) in cash and cash equivalents	115,030	(124,686)
Cash and cash equivalents, beginning of period	309,058	137,184

Cash and cash equivalents, end of period	$424,088	$12,498

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$2,368	$10,777
Purchases of property and equipment included in accounts payable	$3,168	$15,510

(1)	See Note 4, “Restatement of Consolidated Financial Statements.”
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
Analysis of Consolidated Statements of Income

			% of Revenues

	For the Six Months		For the Six Months
	Ended February 28,		Ended February 28,		% Change

	2007	2006	2007	2006	2007 vs. 2006
($ in millions, except percentages)		Restated (1)		Restated (1)
Revenues:
Tuition and other, net	$1,276.5	$1,199.2	100.0%	100.0%	6.4%

Costs and expenses:
Instructional costs and services	592.3	527.7	46.4%	44.0%	12.2%
Selling and promotional	322.4	252.2	25.2%	21.0%	27.8%
General and administrative	90.0	86.3	7.1%	7.2%	4.3%

	1,004.7	866.2	77.5%	72.2%	16.0%

Income from operations	271.8	333.0	22.5%	27.8%	-18.4%
Interest income and other, net	13.4	8.0	1.0%	0.6%	67.5%

Income before income taxes	285.2	341.0	23.5%	28.4%	-16.4%
Provision for income taxes	111.0	133.3	8.7%	11.1%	-16.7%

Net income	$174.2	$207.7	14.3%	17.3%	-16.1%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
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

Instructional Costs and Services
Instructional costs and services increased by 12.2% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of instructional costs and services:

			% of Revenues

	For the Six Months		For the Six Months
	Ended February 28,		Ended February 28,		% Change

	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$214.9	$180.9	16.8%	15.1%	18.8%
Faculty compensation	111.0	102.4	8.7%	8.5%	8.4%
Classroom lease expenses and depreciation	99.3	93.5	7.8%	7.8%	6.2%
Other instructional costs and services	80.7	73.7	6.3%	6.1%	9.5%
Bad debt expense	49.3	47.8	3.9%	4.0%	3.1%
Financial aid processing costs	29.2	25.5	2.3%	2.1%	14.5%
Share based compensation	7.9	3.9	0.6%	0.3%	102.6%

Instructional costs and services	$592.3	$527.7	46.4%	44.0%	12.2%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
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
Selling and Promotional Expenses
Selling and promotional costs and services increased by 27.8% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of selling and promotional expenses:

			% of Revenues
	For the Six Months		For the Six Months
	Ended February 28,		Ended February 28,		% Change
	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Enrollment advisors’ compensation and related expenses	$154.9	$119.5	12.1%	10.0%	29.6%
Advertising	137.5	105.9	10.8%	8.8%	29.8%
Other selling and promotional expenses	27.9	26.2	2.2%	2.2%	6.5%
Share based compensation	2.1	0.6	0.1%	0.0%	250.0%

Selling and promotional expenses	$322.4	$252.2	25.2%	21.0%	27.8%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
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

General and Administrative Expenses
General and administrative expenses increased by 4.3% in fiscal 2007 versus fiscal 2006. The following table sets forth the changes in significant components of general and administrative expenses:

			% of Revenues

	For the Six Months		For the Six Months
	Ended February 28,		Ended February 28,		% Change

	2007	2006	2007	2006	2007 vs. 2006
($ in millions)		Restated (1)		Restated (1)
Employee compensation and related expenses	$26.0	$49.8	2.0%	4.1%	-47.8%
Share based compensation	22.0	6.7	1.7%	0.6%	228.4%
Legal, audit, and corporate insurance	9.0	5.6	0.7%	0.5%	60.7%
Administrative space and depreciation	13.0	10.9	1.0%	0.9%	19.3%
Other general and administrative expenses	20.0	13.3	1.6%	1.1%	50.4%

General and administrative expenses	$90.0	$86.3	7.1%	7.2%	4.3%

(1)	See Note 4, “Restatement of Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.
Included in the above amounts are several one-time or unusual items, which are summarized below:

	For the Six Months
	Ended February 28,
	2007	2006

Former CEO severance	$—	$26.0
Stock option modifications	12.1	—
Former employee fair value adjustment for stock option	2.8	—
Stock option investigation/ financial statement restatement	4.9	—

Subtotal	$19.8	$26.0

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
Cash Flows
Operating Activities. Operating activities provided $193.7 million in cash for the first six months of fiscal 2007 compared to $252.4 million for the same period in fiscal 2006. Included below is a summary of operating cash flows:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Net income	$174.2	$207.7
Non-cash items	92.4	72.7
Changes in certain operating assets and liabilities	(72.9)	(28.0)

Net cash from operating activities	$193.7	$252.4

Our non-cash items primarily consist of the following:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Share based compensation	$31.9	$11.3
Excess tax benefits from share based compensation	(1.1)	(12.9)
Depreciation and amortization	34.8	32.5
Provision for uncollectible accounts receivable	49.3	47.7
Deferred income taxes	(22.6)	(6.6)
Other, net	0.1	0.7

	$92.4	$72.7

Changes in certain operating assets and liabilities primarily consist of the following:

	Six Months Ended February 28,
	2007	2006
($ in millions)		Restated
Accounts receivable, net	$(84.5)	$(38.5)
Accounts payable and accrued liabilities	(5.3)	(11.8)
Income taxes payable	(13.9)	13.8
Student deposits	24.8	9.0
Deferred revenue	10.5	(8.7)
Other, net	(4.5)	8.2

	$(72.9)	$(28.0)

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

Date: May 25, 2007

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