Form 10-Q
period 2007-05-31
APOLLO GROUP INC
filed 2007-06-28
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐      NO ☑
AS OF JUNE 18, 2007, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	172,809,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	30
Item 6. Exhibits	31
SIGNATURES	32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	May 31,	August 31,
($ in thousands)	2007	2006

Assets:
Current assets
Cash and cash equivalents	$627,974	$309,058
Restricted cash	284,993	238,267
Marketable securities, current portion	21,443	45,978
Accounts receivable, net	179,551	160,583
Deferred tax assets, net, current portion	50,962	32,622
Other current assets	20,532	16,424

Total current assets	1,185,455	802,932
Property and equipment, net	347,722	328,440
Marketable securities, less current portion	40,645	53,692
Goodwill	31,029	16,891
Deferred tax assets, net, less current portion	69,399	53,131
Other assets	26,074	27,919

Total assets	$1,700,324	$1,283,005

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$38,088	$61,289
Accrued liabilities	98,411	73,513
Current portion of long-term liabilities	21,818	23,101
Income taxes payable	76,798	47,812
Student deposits	297,342	254,130
Current portion of deferred revenue	149,665	135,911

Total current liabilities	682,122	595,756
Deferred revenue, less current portion	357	384
Long-term liabilities, less current portion	73,413	82,492

Total liabilities	755,892	678,632

Commitments and contingencies (Note 7)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost	(1,040,809)	(1,054,046)
Retained earnings	1,986,735	1,659,349
Accumulated other comprehensive loss	(1,598)	(1,034)

Total shareholders’ equity	944,432	604,373

Total liabilities and shareholders’ equity	$1,700,324	$1,283,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
($ in thousands, except per share amounts)	2007	2006	2007	2006

Revenues:
Tuition and other, net	$733,392	$653,397	$2,009,871	$1,852,620

Costs and expenses:
Instructional costs and services	321,050	283,710	910,244	809,349
Selling and promotional	162,901	138,195	485,276	390,413
General and administrative	46,069	30,416	139,198	118,816

Total costs and expenses	530,020	452,321	1,534,718	1,318,578

Income from operations	203,372	201,076	475,153	534,042
Interest income and other, net	8,530	4,437	21,940	12,421

Income before income taxes	211,902	205,513	497,093	546,463
Provision for income taxes	80,464	74,059	191,443	207,341

Net income	$131,438	$131,454	$305,650	$339,122

Earnings per share attributed to Apollo Group common stock:

Basic income per share	$0.76	$0.76	$1.77	$1.94

Diluted income per share	$0.75	$0.75	$1.75	$1.92

Basic weighted average shares outstanding	173,188	172,817	173,165	174,808

Diluted weighted average shares outstanding	174,620	174,453	174,588	176,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended May 31,		Ended May 31,
($ in thousands)	2007	2006	2007	2006

Net income	$131,438	$131,454	$305,650	$339,122
Other comprehensive income (net of tax):
Currency translation loss	(822)	(230)	(564)	(525)

Comprehensive income	$130,616	$131,224	$305,086	$338,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended May 31,
($ in thousands)	2007	2006

Cash flows provided by (used in) operating activities:
Net income	$305,650	$339,122
Adjustments to reconcile net income to net cash provided by operating activities:
Share based compensation	40,766	18,052
Excess tax benefits from share based compensation	(2,290)	(16,763)
Depreciation and amortization	54,000	48,810
Amortization of marketable securities discount and premium, net	152	841
Provision for uncollectible accounts receivable	83,303	72,238
Deferred income taxes	(34,843)	(9,478)
Changes in assets and liabilities:
Accounts receivable, net	(102,271)	(49,118)
Other assets	(5,276)	2,431
Accounts payable and accrued liabilities	(15,640)	6,553
Income taxes payable	29,045	16,115
Student deposits	43,212	12,725
Deferred revenue	13,727	(8,483)
Other liabilities	(3,073)	4,928

Net cash provided by operating activities	406,462	437,973

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(38,338)	(43,611)
Purchase of land and buildings related to new headquarters	(32,072)	(35,266)
Purchase of Insight Schools, net of cash	(15,079)	—
Purchase of marketable securities including auction rate securities	(969,460)	(921,952)
Maturities of marketable securities including auction rate securities	1,008,861	1,088,052
(Increase)/decrease in restricted cash	(48,697)	10,620
Purchase of other assets	—	(1,686)

Net cash provided by (used in) investing activities	(94,785)	96,157

Cash flows provided by (used in) financing activities:
Repurchase of Apollo Group Class A common stock	—	(514,931)
Issuance of Apollo Group Class A common stock	5,278	25,691
Cash paid for cancellation of vested options	—	(6,331)
Excess tax benefits from share based compensation	2,290	16,763

Net cash provided by (used in) financing activities	7,568	(478,808)

Currency translation loss	(329)	(525)

Net increase in cash and cash equivalents	318,916	54,797
Cash and cash equivalents, beginning of period	309,058	137,184

Cash and cash equivalents, end of period	$627,974	$191,981

Supplemental disclosure of non-cash investing activities
Credits received for tenant improvements	$3,406	$11,639
Purchases of property and equipment included in accounts payable	$5,772	$5,340
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “Apollo Group,” “we,” “us,” “our,” or the “Company”. These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our 2006 Annual Report on Form 10-K in preparing these unaudited financial statements. For a discussion of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K filed on May 22, 2007. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K as filed with the SEC for the fiscal year ended August 31, 2006.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
The results of operations for the three and nine months ended May 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant management estimate is the allowance for doubtful accounts. Actual results could differ from such estimates.
Certain prior year expenses have been reclassified between instructional costs and services and general and administrative to conform to the 2007 presentation. Certain amounts have been reclassified within the investing section of the 2006 Statement of Cash Flows to properly reflect changes in restricted cash.
Note 2. Nature of Operations
We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college-level at 100 campuses and 159 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online, throughout the world. Our combined Degreed Enrollment for UPX and Axia (including Axia students enrolled in UPX and WIU) as of May 31, 2007, was approximately 311,100. In addition, students are enrolled in WIU, CFP and regionally accredited private colleges and universities to which IPD provides program development and management consulting services (“IPD Client Institutions”), and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January, and third quarter (March through May) enrollments and related revenues are generally the highest of any quarter. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.

Note 3. Accounts Receivable, net
Accounts receivable, net consist of the following as of May 31, 2007 and August 31, 2006:

	May 31,	August 31,
(In thousands)	2007	2006

Tuition accounts receivable	$262,255	$214,257
Less allowance for doubtful accounts	(92,129)	(65,184)

Net tuition accounts receivable	170,126	149,073
Insurance recovery receivable	1,286	3,331
Other receivables	8,139	8,179

Total accounts receivable, net	$179,551	$160,583

Tuition accounts receivable is composed primarily of amounts due from students. Insurance recovery receivable represents amounts due from our liability insurance policy for legal fees related to a securities litigation matter.
Bad debt expense is included in instructional costs and services in our condensed Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts for the three and nine months ended May 31:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
(In thousands)	2007	2006	2007	2006

Beginning allowance for doubtful accounts balance	$75,961	$60,361	$65,184	$45,773
Charged to bad debt expense	34,368	24,489	83,303	72,238
Write-offs, net of recoveries	(18,200)	(18,868)	(56,358)	(52,029)

Ending allowance for doubtful accounts balance	$92,129	$65,982	$92,129	$65,982

Note 4. Shareholders’ Equity
Cancellation of Executive Officer Stock Options
On January 11, 2006, Todd S. Nelson, the former Chief Executive Officer and President (“Former CEO”), resigned as a director and an officer of the Company. As part of his Separation Agreement dated January 11, 2006, we paid the Former CEO $32.3 million ($18.0 million after-tax) on January 26, 2006, which was primarily in exchange for the cancellation of all of his outstanding vested and unvested stock options. The separation agreement resulted in compensation expense of $26.0 million included in general and administrative expenses and a reduction of additional paid in capital of $6.3 million in the second quarter of 2006, which represents the fair value of the canceled options.
Note 5. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for Apollo Group common stock is as follows:

	For the Three Months Ended May 31,
	2007			2006
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

Basic income per share	$131,438	173,188	$0.76	$131,454	172,817	$0.76
Effect of dilutive securities:
Stock options	—	1,432	(0.01)	—	1,636	(0.01)

Diluted income per share	$131,438	174,620	$0.75	$131,454	174,453	$0.75

	For the Nine Months Ended May 31,
	2007			2006
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic income per share	$305,650	173,165	$1.77	$339,122	174,808	$1.94
Effect of dilutive securities:
Stock options	—	1,423	(0.02)	—	1,962	(0.02)

Diluted income per share	$305,650	174,588	$1.75	$339,122	176,770	$1.92

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the three months ended May 31, 2007 and 2006, approximately 5,878,000 and 3,901,000, respectively, and for the nine months ended approximately 5,601,000 and 4,006,000, respectively, of the stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter or the nine months, respectively, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 6. Share Based Compensation Plans
Stock Option Grant
On March 31, 2007, we entered into an employment contract with Mr. Gregory W. Cappelli who was appointed Executive Vice President, Global Strategy and Assistant to the Chairman. Under the terms of his employment agreement, Mr. Cappelli was granted 1,000,000 options to purchase shares of Class A common stock on May 25, 2007 at an exercise price of $48.47 which was the closing price of the stock on that day. These options are subject to a four year graded vesting schedule with one quarter of the awards vesting at each anniversary of Mr. Cappelli’s commencement of employment with Apollo Group on April 2, 2007. We used the Black-Scholes-Merton option pricing model (“BSM”) to estimate the fair value of the grant using the following assumptions (for a discussion on our SFAS 123(R) assumption methodology please refer to our Annual Report on Form 10-K for the fiscal year ended August 31, 2006):

Expected volatility	32.5%
Expected life (years)	4.5
Risk-free interest rate	4.8%
Dividend yield	0.0%
The fair value of the option grant was $16.8 million. This amount will be expensed over the expected vesting period using the accelerated recognition method due to the fact that the award contained a performance condition.
Also pursuant to his employment agreement, on September 4, 2007 Mr. Cappelli will receive a restricted stock unit award (“RSU”) of 113,896 shares, representing a value of $5.0 million based on a price of $43.90, the closing price of our stock on the business day preceeding his service inception date, or March 30, 2007. These RSUs will be subject to a four year graded vesting schedule with one quarter of the awards vesting at each anniversary of Mr. Cappelli’s commencement of employment with Apollo Group on April 2, 2007. Also on September 4, 2007, Mr. Cappelli will receive a fiscal year 2008 equalization grant (“Equalization Grant”), whereby he will be granted options with an aggregate fair value, as determined by the BSM on the grant date, of approximately $3.0 million. The terms of the Equalization Grant will be the same as those of the option grant discussed above. Because the RSU and Equalization Grant contain a performance condition, and the service inception date of April 2, 2007, precedes the grant date of September 4, 2007, we began recognizing expense for these awards as of the service inception date.
Board of Directors Share Issuance
On May 15, 2007, holders of our Class B common stock increased the number of shares reserved for issuance under the 2000 Stock Incentive Plan (“2SIP”) by 5.0 million shares.
Stock Option Modifications
On January 12, 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications allowed former employees, including officers, terminated on or after November 3, 2006 to exercise options that were in-the-money as of the end of the 90 day post-termination period provided under the 2SIP and their option agreements thereunder, beyond this 90 day period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process, to sell shares of our Class A common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to us completing our financial statement restatement process.
As a result of these modifications, we recorded a non-cash charge to share based compensation of $12.1 million during the second quarter of 2007. In addition, the modified awards held by former employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19, under which, these awards are classified as liabilities and reported in Accrued Liabilities in our condensed Consolidated Balance Sheets. EITF 00-19 also requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our condensed Consolidated Statements of Income. During the three and nine month periods ended May 31, 2007, we recorded fair value adjustments of $0.1 million of income and $2.7 million of expense, respectively. The exercise prices of the approximately 460,000 options subject to EITF 00-19 as of May 31, 2007 range between $6.50 and $41.92.
Share Based Compensation Expense
The table below outlines the effects of share based compensation included in the following costs and expenses in the condensed Consolidated Statements of Income for the three and nine months ended May 31, 2007 and 2006:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,

($ in thousands, except per share amounts)	2007	2006	2007	2006

Instructional costs and services	$5,089	$4,756	$12,944	$8,706
Selling and promotional	889	665	2,957	1,251
General and administrative	2,908	1,364	24,865	8,095

Share based compensation expense included in operating expenses	8,886	6,785	40,766	18,052
Tax effect on share based compensation	(3,520)	(2,688)	(16,147)	(7,150)

Share based compensation expense related to employee stock options, net of tax	$5,366	$4,097	$24,619	$10,902

Note 7. Commitments and Contingencies
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee related matters, and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material, and we expense legal fees as incurred.
Internal Revenue Service Audit
On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by us, including deductions claimed under IRC Section 162(m). In relation to the restatement of prior period financial results for the effects of errors in accounting for stock options and other items (the “Restatement”) which is discussed in detail in the 2006 Form 10-K, certain tax deductions in 2005 and prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $43.7 million as of May 31, 2007. These accruals have been recorded because we believe it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. We do not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.
Income Tax Related Matters – Section 409A
The revised measurement dates for certain stock options may result in adverse tax consequences to holders of those options under IRC Section 409A. Section 409A imposes certain restrictions on deferred compensation arrangements, including limitations on the subsequent distribution of deferred amounts. Deferred compensation for this purpose is defined very broadly and, as a result, includes in that definition, options granted at a discounted exercise price, to the extent those options vest after December 31, 2004 (“409A Affected Options”). Therefore, the revised measurement dates for the options discussed above could subject the options that vest after calendar year 2004 to treatment as 409A Affected Options. Each holder of a 409A Affected Option would recognize taxable income on the option spread at the time of vesting (or, for 409A Affected Options exercised in calendar years 2006 or 2007, at the time of exercise) and would incur, in addition to regular income taxes, an additional 20% penalty tax on such spread and interest. Similar penalty taxes could apply under state tax laws. We are subject to certain reporting and withholding obligations with respect to the taxable income on the option spread.
     (1) Unexercised 409A Affected Options
Section 16 Officers: In December 2006, we entered into irrevocable written agreements with each of our Section 16 Officers and certain Former Section 16 Officers holding 409A Affected Options, pursuant to which those options were to be brought into compliance with Section 409A, and thereby would avoid the adverse tax consequences summarized above, through either of the following alternatives: (a) amendment of the option to increase the exercise price to the market price per share of our Class A common stock on the revised measurement date or (b) the optionee’s commitment to exercise the option (to the extent in the money) during the 2007 calendar year prior to its contractual expiration date. Generally, these amendments will be treated as a modification of the option under SFAS 123(R). However, in this circumstance, there are no accounting consequences under SFAS 123(R).
As part of the offer and amendment process under IRC Section 409A, we may provide bonuses to the Section 16 Officers to compensate them for the resulting increase in their stock option exercise price; however, we have not yet made a decision to implement a bonus program to compensate the Section 16 Officers resulting from the increased exercise prices. A decision to compensate for increased prices through a bonus would represent a modification to the grant and would result in accounting consequences under SFAS 123(R).
Non-Section 16 Officers: Section 409A prohibited us from making an offer to amend the 409A Affected Options held by employees who are not Section 16 Officers to increase the exercise price to the market price per share of the underlying Class A common stock on the revised measurement date until after the Annual Report on Form 10-K and all other delinquent filings were filed with the SEC. In order to avoid adverse taxation under Section 409A, any such amendment must be made on or before the earlier of (i) December 31, 2007 or (ii) the exercise of the 409A Affected Options during the 2007 calendar year. On May 22, 2007, we filed our delinquent Form 10-K and Form 10-Q’s and became current with our periodic filing requirements.
On June 13, 2007, we launched a tender offer to amend or replace eligible options held by employees who are not Section 16 officers. In order for an option to be deemed eligible for the tender offer (“Eligible Option”), the following criteria must be met:
•	The option was granted under either the 2SIP or the Long Term Incentive Plan.

•	The option was incorrectly priced in that the exercise price per share currently in effect for that option is based on the fair market value per share of the Company’s Class A common stock on a date earlier than the date which has now been determined to be the correct measurement date for that option for financial accounting purposes.

•	The option was unvested as of December 31, 2004.

•	The option is held by an individual who is, on the expiration of the offer, a current employee of the Company (or any Apollo Group subsidiary) and subject to income taxation in the United States with respect to that option (an “Eligible Optionee”).

•	The option is outstanding on the expiration date of the offer which is July 12, 2007.
The amendment will adjust the exercise price per share currently in effect for the Eligible Option to the lower of (i) the fair market value per share of the Company’s Class A common stock on the revised measurement date determined for that option for financial accounting purposes or (ii) the closing price per share of such common stock on the date on which the option is amended. The new exercise price per share will be designated the “Adjusted Exercise Price” and will become effective on the first business day following the expiration of the offer (the “Amendment Date”). However, if the Adjusted Exercise Price as so determined would be the same or lower than the exercise price per share currently in effect for the Eligible Option, then that option will, on the Amendment Date, be canceled and immediately replaced with a new option that is exactly the same as the canceled option, including the same exercise price per share and no loss of vesting or change to the expiration date of the option term, but with a new grant date. Such cancellation and re-grant is necessary to evidence the remedial action required under Section 409A with respect to an Eligible Option whose current exercise price is not increased.

If only a portion of an outstanding option is an Eligible Option (i.e., the portion of such option that was unvested as of December 31, 2004), then only that portion may be amended or replaced pursuant to the offer. The balance of such option will not be subject to the offer and will not constitute an Eligible Option for purposes of the offer. That portion (i.e., the portion that was vested as of December 31, 2004) will retain its current exercise price and will not be subject to adverse tax consequences under Section 409A of the Internal Revenue Code.
Each Eligible Optionee whose Eligible Option is amended to increase the exercise price pursuant to the offer will become entitled to receive a special cash bonus (the “Cash Bonus”) with respect to that option. The amount of the Cash Bonus payable with respect to each Eligible Option that is amended to increase the exercise price to the Adjusted Exercise Price will be determined by multiplying (i) the amount by which the Adjusted Exercise Price exceeds the exercise price per share currently in effect for that Eligible Option by (ii) the number of shares of the Company’s Class A common stock purchasable under that option at the Adjusted Exercise Price. The Cash Bonus will be paid on our first regularly scheduled payroll date after January 1, 2008, which will not be later than January 15, 2008. Such a delayed payment is required by applicable Internal Revenue Service regulations. The payment when made will be subject to collection of all applicable withholding taxes and other amounts required to be withheld by the Company. Such Cash Bonus will be paid whether or not the employee continues to be employed by us through the payment date. The amount of such Cash Bonus cannot be determined until July 12, 2007, the expiration date of the offer and is not expected to be material.
     (2) Exercised 409A Affected Options
In February 2007, we elected to participate in a program announced by the Internal Revenue Service in Notice 2007-30, which pertains to 409A Affected Options exercised by non-Section 16 Officers during the calendar year 2006 and which allows us to pay the penalty tax and interest due to the related measurement date changes that would otherwise be payable by the option holders who exercised the 409A Affected Options. The payment of the tax penalty and interest on behalf of the option holders in 2007 resulted in additional taxable income to the option holders. As such, we paid on behalf of or reimbursed the option holders for applicable payroll and income taxes related to the additional income, as well as provided a gross up for any tax consequences of the penalty tax and interest reimbursement it made. We recorded a pre-tax liability in the second quarter of 2007 for compensation expense under this program totaling approximately $2.6 million. In the third quarter of 2007, we recorded an additional $0.1 million. During June 2007, we made payments for substantially all of the amounts due to the IRS as well as the employee tax gross up accrued under the program.
Sale Leaseback Option
On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. We anticipate beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, we anticipate executing the sale leaseback option. When the sale leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the building and land, and expect to generate a gain on the sale of approximately $20.0 — $30.0 million. The gain will be deferred over the 12 year term of the lease agreement.
Naming Rights to Glendale, Arizona Sports Complex
On September 22, 2006, we entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation
Incentive Compensation Qui Tam Action
On August 29, 2003, the Company was notified that a qui tam action had been filed against it on March 7, 2003, in the U.S. District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensated its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss the amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court; on April 23, 2007, the U.S. Supreme Court denied UPX’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on June 11, 2007, the District Court held a hearing on UPX’s motion to dismiss the complaint on the grounds that the September 7, 2004 settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. This Motion is currently pending. Discovery has not yet commenced in the District Court. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Axia Qui Tam Action
On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the Department of Justice (“DOJ”) filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Sekuk Class Action
On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for their issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007, and reply briefs were filed on June 8, 2007. The summary judgment motions are scheduled to be heard on September 4, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
Alaska Electrical Pension Fund Derivative Action
Three shareholder derivative suits are pending in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. As with any derivative action, an independent committee of the Board of Directors of the Company will need to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. These derivative complaints were filed on or around September 5 and 19, 2006 and November 11, 2006 after the Company announced the formation of the Special Committee and the commencement of its investigation, and the Company has moved the Court to stay these actions pending the conclusion of the Special Committee’s investigation and review of plaintiffs’ claims. On December 4, 2006, the Court issued an order in the case captioned Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, stating that the Company’s motion to stay the proceedings would be granted upon notice that Hedy F. Govenar had been replaced on the Special Committee by another board member who was not a party to the case. Effective December 8, 2006, K. Sue Redman has replaced Hedy F. Govenar as a member of the Special

Committee. As of March 13, 2007, James R. Reis joined the special committee in place of Daniel D. Diethelm. Now that the Special Committee has concluded its factual findings, the Special Committee has been charged to analyze, in light of the investigation, whether the pursuit of these shareholder derivative cases would be in the Company’s best interest. Responses of the defendants are due on July 2, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
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
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al, Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10 and 21D of the Exchange Act and numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo Group and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described below under “Teamsters Local Union Putative Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a reserve for this action and accordingly has not accrued any liability associated with this action.
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
Regulatory and Other Legal Matters
U.S. Department of Education Audits
On December 22, 2005, the Office of Inspector General (“OIG”) issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (PADL) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter. On June 7, 2007, UPX responded to the PADL request with results of the file review. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings are on-going, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.
Department of Justice Investigation
On June 19, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We are cooperating fully with this request.
SEC Informal Inquiry
On June 30, 2006, we were notified by letter from the SEC of an informal inquiry and the Commission’s request for the production of documents relating to our stock option grants. We are cooperating fully with this investigation.
Nasdaq Proceeding
The Company’s Annual Report on Form 10-K for 2006 and its Quarterly Reports on Form 10-Q for the quarters ended, May 31, 2006, November 30, 2006, and February 28, 2007, were filed with the SEC on May 22, 2007, and an Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2007, was filed with the SEC on May 25, 2007. On May 24, 2007, the Nasdaq Listing and Hearing Review Council determined that the Company demonstrated compliance with all Nasdaq Marketplace Rules and informed the Company that the Nasdaq delisting matter is now closed and the Company’s Class A Common Stock will continue to be listed on The Nasdaq Global Select Market.
Note 8. Segment Reporting
We operate exclusively in the educational industry providing higher education. Our five reportable segments are aggregated into three reportable operating segments for financial reporting purposes: the University of Phoenix, Other Schools and Corporate. The Other Schools segment includes IPD, WIU, CFP, and Insight which are not material to our overall results. The University of Phoenix and Other Schools segments are composed of educational operations conducted in similar markets and produce similar economic results. Our operations are also subject to a similar regulatory environment, which includes licensing and accreditation.
Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes charges allocating all corporate support costs to each segment, as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. The revenue and corporate charges which are not allocated to the UPX or Other Schools segments are included in the Corporate segment.
The accounting policies of each segment are consistent with those referred to in the summary of significant accounting policies in Note 2 of our 2006 consolidated financial statements included in our 10-K. Transactions between segments are consummated on a basis intended to reflect the market value of the underlying services and are eliminated upon consolidation.

Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended May 31, 2007 and 2006, no individual customer accounted for more than 10% of our consolidated revenues.
Summary financial information by reportable segment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	May 31,		May 31,
($ in thousands)	2007	2006	2007	2006

Tuition and other, net
UPX	$689,549	$540,812	$1,862,155	$1,533,980
Other Schools	42,670	111,862	146,453	317,579
Corporate	1,173	723	1,263	1,061

Total tuition and other revenues, net	$733,392	$653,397	$2,009,871	$1,852,620

Income from operations:
UPX	$205,962	$172,816	$490,004	$484,559
Other Schools	7,771	29,282	26,940	82,905
Corporate/Eliminations	(10,361)	(1,022)	(41,791)	(33,422)

	203,372	201,076	475,153	534,042

Reconciling items:
Interest income and other, net	8,530	4,437	21,940	12,421

Income before income taxes	$211,902	$205,513	$497,093	$546,463

Note 9. Acquisitions
On October 20, 2006 we completed the acquisition of Insight Schools (“Insight”). Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. We believe this acquisition allows us to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, under which the initial purchase price allocation is subject to revision for a period of one year from the date of the acquisition. As a result of the acquisition, Goodwill increased by $14.1 million.
Note 10. Subsequent Events
Election of Board of Directors
On June 21, 2007, at the Annual Meeting of the holders of our Class B common stock, Gregory W. Cappelli, Dino J. DeConcini, Roy A. Herberger Jr., Brian Mueller, K. Sue Redman, James R. Reis, Dr. John G. Sperling, Peter V. Sperling and George Zimmer were elected to our Board of Directors. The Board of Directors now consists of five independent directors and four non independent directors as defined in Nasdaq MarketPlace Rule 4200.
Amendment to Articles of Incorporation
On June 14, 2007, the holders of Apollo Group Class B common stock voted to approve the Articles of Amendment to the Articles of Incorporation. The Articles of Amendment were filed with the State of Arizona on June 20, 2007.
Changes in Management
In June 2007 upon becoming an employee, we entered into an employment agreement with Joseph L. D’Amico under which he will serve as our Executive Vice President and Chief Financial Officer. Mr. D’Amico was appointed as CFO on December 8, 2006 and had been serving in such capacity as a consultant.

Share Repurchase
The Board of Directors has authorized the Company to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. On June 22, 2007, the Board of Directors increased the authorization to repurchase up to $500 million of Apollo Group Class A common stock.
Stock Option Grants
On June 27, 2007, the Compensation Committee approved a grant of approximately 4.1 million stock options and approximately 0.3 million restricted stock units to be granted three business days after the release of our third quarter 2007 financial results.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
The following discussion is intended to help the investor understand Apollo Group, Inc., (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us,” or “our”) our operations, and our present business environment. The MD&A is provided as a supplement to—and should be read in conjunction with—our condensed unaudited consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the sections included in our MD&A:
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary—a general description of our business and the education industry, as well as key highlights in the current year.

•	Critical Accounting Policies and Estimates—a discussion of our accounting policies that require critical judgments and estimates and a summary of recent accounting pronouncements.

•	Results of Operations—an analysis of our results in our consolidated financial statements. We operate in one business sector—education. Except to the extent that differences between our three operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. The words “believes,” “expects,” “anticipates,” “estimates,” “plans,” “objectives,” and other similar statements of expectation identify forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Company’s 2006 Annual Report on Form 10-K filed on May 22, 2007. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.
Executive Summary
We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are wholly-owned subsidiaries of the Company. We offer innovative and distinctive educational programs and services from high school through college-level at 100 campuses and 159 learning centers in 39 states, Puerto Rico, Alberta, British Columbia, The Netherlands and Mexico, as well as online throughout the world. Our combined Degreed Enrollment for UPX and Axia (including Axia students enrolled in UPX and WIU) as of May 31, 2007 was approximately 311,100. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU).

The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $343.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.5 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18- to 24-year-old students is expected to increase 16%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy. The National Center for Educational Statistics projects an increase of 11% in enrollments of persons under age 25 and an increase of 15% in persons age 25 and over during the period of 2004 to 2014.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January, and third quarter (March through May) enrollments and related revenues are generally the highest of any quarter. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.
During fiscal year 2007, we experienced the following significant events:
1.	Senior Management Changes- Ms. Kenda B. Gonzales resigned as Chief Financial Officer and Treasurer. Ms. Gonzales was replaced by Mr. Joseph L. D’Amico who was appointed Executive Vice Preseident and Chief Financial Officer. Mr. Daniel E. Bachus resigned as Chief Accounting Officer and Controller and was replaced by Mr. Brian L. Swartz, who was appointed Senior Vice President of Finance and Chief Accounting Officer. Mr. Gregory W. Cappelli was appointed Executive Vice President, Global Strategy and Assistant to the Chairman.

2.	Enrollment and Revenue Growth While Investing in our Business for the Future- We achieved a 10.3% average quarterly Degreed Enrollment growth for the nine months ended May 31, 2007, which resulted in an 8.5% increase in revenue for the nine months ended May 31, 2007. These increases helped fund a significant portion of our investment in product development and marketing and lead generation over the same period to ensure our continued growth and viability in the future.

3.	Financial Statement Restatement- On May 22, 2007 we filed our 2006 Form 10-K and three Form 10-Q Reports with the SEC. With these filings, we have completed the process related to our financial statement restatement. On May 24, 2007 the Nasdaq Listing and Hearing Review Council determined that the Company demonstrated compliance with all Nasdaq Marketplace Rules and informed the Company that the Nasdaq delisting matter is now closed and the Company’s Class A Common Stock will continue to be listed on The Nasdaq Global Select Market.

4.	Naming Rights to Glendale, Arizona Sports Complex- On September 22, 2006, we entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.

5.	Insight Schools Acquisition- On October 20, 2006, we completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. We believe this acquisition allows us to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations”, under which the initial purchase price allocation is subject to revision for a period of one year from the date of the acquisition. As a result of the acquisition, goodwill increased by $14.1 million.
Critical Accounting Policies and Estimates
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007.

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
Three-Months Ended May 31, 2007 Compared to the Three-Months Ended May 31, 2006
All references to 2006 and 2007 in this section refer to the three-months ended May 31, 2006 and 2007, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
($ in millions, except percentages)	2007	2006	2007	2006	2007 vs. 2006

Revenues:
Tuition and other, net	$733.4	$653.4	100.0%	100.0%	12.2%

Costs and expenses:
Instructional costs and services	321.0	283.7	43.8%	43.4%	13.1%
Selling and promotional	162.9	138.2	22.2%	21.2%	17.9%
General and administrative	46.1	30.4	6.3%	4.7%	51.6%

	530.0	452.3	72.3%	69.2%	17.2%

Income from operations	203.4	201.1	27.7%	30.8%	1.1%
Interest income and other, net	8.5	4.5	1.2%	0.7%	88.9%

Income before income taxes	211.9	205.6	28.9%	31.5%	3.1%
Provision for income taxes	80.5	74.1	11.0%	11.3%	8.6%

Net income	$131.4	$131.5	17.9%	20.1%	-0.1%

Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.

Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Three Months
	Ended May 31,
	2007	2006

UPX	94.0%	82.8%
Other Schools	5.8%	17.1%
Corporate	0.2%	0.1%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 12.2% in 2007, primarily due to a 12.2% increase in Degreed Enrollments and secondarily due to selective tuition price increases depending on geographic area and program. Our associate’s degree program has a lower price point than our other programs. Accordingly, we continued to experience negative mix shift during the quarter as our associate’s Degreed Enrollments increased 55.0% from the third quarter of 2006 and represented 31.7% of our Degreed Enrollments as of May 31, 2007 compared to 22.9% as of May 31, 2006. The negative mix shift was slightly offset by an approximate 10% tuition increase in our associate’s degree program in May 2007. We expect this tuition increase to positively impact our associate’s degree tuition rate per Degreed Enrollment prospectively.
Tuition and other revenues, net at Other Schools decreased as a percentage of total revenues in 2007 due to enrollment in associate’s degree programs at Axia College of UPX. Axia College began offering these programs in September 2004 at WIU. In March 2006 (our third quarter of 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.
Instructional Costs and Services
Instructional costs and services increased by 13.1% in 2007 versus 2006. The following table sets forth the changes in the significant components of instructional costs and services:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Employee compensation and related expenses	$106.1	$97.4	14.5%	14.9%	8.9%
Faculty compensation	62.7	54.8	8.5%	8.4%	14.4%
Classroom lease expenses and depreciation	50.9	48.9	6.9%	7.5%	4.1%
Other instructional costs and services	45.2	39.8	6.2%	6.1%	13.6%
Bad debt expense	34.3	24.5	4.7%	3.7%	40.0%
Financial aid processing costs	16.7	13.5	2.3%	2.1%	23.7%
Share based compensation	5.1	4.8	0.7%	0.7%	6.3%

Instructional costs and services	$321.0	$283.7	43.8%	43.4%	13.1%

Instructional costs and services as a percentage of tuition and other net revenues increased in 2007 versus 2006 due primarily to increases in bad debt expense and higher employee compensation and related expenses. Bad debt expense increased as a result of higher days sales outstanding (“DSO”), (36 days as if May 31, 2007 versus 32 days as of August 31, 2006), longer receivable collection periods, and higher write-offs primarily from our associate’s degree program students. We believe the bad debt expense as a percent of revenue will remain at 4-5% for the near term. Employee compensation and related expense increased primarily to support the 12.2% increase in Degreed Enrollments.

Selling and Promotional Expenses
Selling and promotional expenses increased by 17.9% in 2007 versus 2006. The following table sets forth the changes in the significant components of selling and promotional expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Enrollment advisors’ compensation and related expenses	$80.2	$63.7	10.9%	9.8%	25.9%
Advertising	66.7	56.9	9.1%	8.7%	17.2%
Other selling and promotional expenses	15.1	16.9	2.1%	2.5%	-10.7%
Share based compensation	0.9	0.7	0.1%	0.1%	28.6%

Selling and promotional expenses	$162.9	$138.2	22.2%	21.1%	17.9%

Selling and promotional expenses increased as a percentage of revenue in 2007 versus 2006 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness of lead distribution. Selling and promotional expenses also increased as a result of our continued investment in Internet-based advertising campaigns, as well as the launch of our national televised branding campaign.
General and Administrative Expenses
General and administrative expenses increased by 51.6% in 2007 versus 2006. The following table sets forth the changes in the significant components of general and administrative expenses:

			% of Revenues
	For the Three Months		For the Three Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Employee compensation and related expenses	$18.6	$12.3	2.6%	2.0%	51.2%
Share based compensation	2.9	1.4	0.4%	0.2%	107.1%
Legal, audit, and corporate insurance	3.1	4.4	0.4%	0.7%	-29.5%
Administrative space and depreciation	5.2	5.5	0.7%	0.8%	-5.5%
Other general and administrative expenses	16.3	6.8	2.2%	1.0%	139.7%

General and administrative expenses	$46.1	$30.4	6.3%	4.7%	51.6%

Included in the 2007 amount is $7.7 million of stock option investigation and financial statement restatement costs; these costs are included in other general and administrative expenses. Excluding these costs, general and administrative expenses were relatively consistent as a percentage of revenue between 2007 and 2006 (5.2% in 2007 and 4.7% in 2006).
Interest Income and Other, Net
Net interest income and other increased by $4.0 million in 2007 versus 2006. This increase was primarily attributable to; a) higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates, and 2) higher average balances in cash and cash equivalents, restricted cash and marketable securities.
Provision for Income Taxes
Our effective income tax rate increased to 38.0% in the three months ended May 31, 2007, from 36.1% in the three months ended May 31, 2006, primarily due to the benefit of statute expirations realized in 2006 associated with Internal Revenue Code Section 162(m).
Nine-Months Ended May 31, 2007 Compared to the Nine-Months Ended May 31, 2006
All references to 2006 and 2007 in this section refer to the nine-months ended May 31, 2006 and 2007, unless otherwise noted. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:

Analysis of Consolidated Statements of Income

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
($ in millions, except percentages)	2007	2006	2007	2006	2007 vs. 2006

Revenues:
Tuition and other, net	$2,009.9	$1,852.6	100.0%	100.0%	8.5%

Costs and expenses:
Instructional costs and services	910.2	809.3	45.3%	43.7%	12.5%
Selling and promotional	485.3	390.4	24.1%	21.1%	24.3%
General and administrative	139.2	118.8	6.9%	6.4%	17.2%

	1,534.7	1,318.5	76.4%	71.2%	16.4%

Income from operations	475.2	534.1	23.6%	28.8%	-11.0%
Interest income and other, net	21.9	12.4	1.1%	0.7%	76.6%

Income before income taxes	497.1	546.5	24.7%	29.5%	-9.0%
Provision for income taxes	191.4	207.4	9.5%	11.2%	-7.7%

Net income	$305.7	$339.1	15.2%	18.3%	-9.8%

Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other, Net Revenues
Information about our tuition and other, net revenues by reportable segment on a percentage basis is as follows:

	For the Nine Months
	Ended May 31,
	2007	2006

UPX	92.6%	82.8%
Other Schools	7.3%	17.1%
Corporate	0.1%	0.1%

Tuition and other, net	100.0%	100.0%

Our tuition and other revenues, net increased by 8.5% for the nine months ended May 31, 2007 primarily due to a 10.3% increase in average quarterly Degreed Enrollments and secondarily due to selective tuition increases depending on geographic area and program. Our associate’s degree program has a lower price point than our other programs. Accordingly, we continued to experience negative mix shift in 2007 compared to 2006 as our associate’s Degreed Enrollments increased 61.1% from 2006 and represented 31.7% of our Degreed Enrollments as of May 31, 2007 compared to 22.9% as of May 31, 2006. The negative mix shift was slightly offset by an approximate 10% tuition increase in our associate’s degree program in May 2007. We expect this tuition increase to positively impact our associate’s degree tuition rate per Degreed Enrollment prospectively.
Tuition and other revenues, net at Other Schools decreased as a percentage of total revenues in 2007 due to enrollment in associate’s degree programs at Axia College of UPX. Axia College began offering these programs in September 2004 at WIU. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 12.5% in 2007 versus 2006. The following table sets forth the changes in the significant components of instructional costs and services:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Employee compensation and related expenses	$315.2	$275.9	15.8%	14.9%	14.2%
Faculty compensation	173.8	157.3	8.6%	8.5%	10.5%
Classroom lease expenses and depreciation	152.8	142.7	7.6%	7.7%	7.1%
Other instructional costs and services	126.3	113.5	6.3%	6.1%	11.3%
Bad debt expense	83.3	72.2	4.1%	3.9%	15.4%
Financial aid processing costs	45.9	39.0	2.3%	2.1%	17.7%
Share based compensation	12.9	8.7	0.6%	0.5%	48.3%

Instructional costs and services	$910.2	$809.3	45.3%	43.7%	12.5%

Instructional costs and services as a percentage of tuition and other net revenues increased in 2007 versus 2006 due primarily to increases in bad debt expense and higher employee compensation and related expenses. Bad debt expense increased as a result of higher DSO’s (36 days as if May 31, 2007 versus 32 days as of August 31, 2006).longer receivable collection periods, and higher write-offs primarily from our associate’s degree program students. We believe the bad debt expense as a percent of revenue will remain at 4-5% for the near term. Employee compensation and related expense increased primarily to support the 10.3% increase in average quarterly Degreed Enrollments, as well as wage adjustments instituted in December 2005 that increased pay principally to entry-level employees.
Selling and Promotional Expenses
Selling and promotional costs and services increased by 24.3% in 2007 versus 2006. The following table sets forth the changes in the significant components of selling and promotional expenses:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Enrollment advisors’ compensation and related expenses	$235.1	$183.1	11.7%	9.9%	28.4%
Advertising	204.2	162.8	10.2%	8.8%	25.4%
Other selling and promotional expenses	43.0	43.2	2.1%	2.3%	-0.5%
Share based compensation	3.0	1.3	0.1%	0.1%	130.8%

Selling and promotional expenses	$485.3	$390.4	24.1%	21.1%	24.3%

Selling and promotional expenses increased as a percentage of revenue in 2007 versus 2006 due primarily to an increase in the number of enrollment advisors to support leads for our Internet advertising campaign and the establishment of a national qualifying center for efficiency and timeliness of lead distribution. We also increased the entry-level pay for enrollment advisors in an attempt to bring in more highly qualified staff. Selling and promotional expenses also increased as a result of our continued investment in Internet-based advertising campaigns and the launch of our national televised branding campaign.

General and Administrative Expenses
General and administrative expenses increased by 17.2% in 2007 versus 2006. The following table sets forth the changes in the significant components of general and administrative expenses:

			% of Revenues
	For the Nine Months		For the Nine Months
	Ended May 31,		Ended May 31,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006

Employee compensation and related expenses	$50.4	$64.6	2.4%	3.5%	-22.0%
Share based compensation	24.9	8.1	1.2%	0.4%	207.4%
Legal, audit, and corporate insurance	9.1	10.0	0.5%	0.6%	-9.0%
Administrative space and depreciation	15.6	16.0	0.8%	0.9%	-2.5%
Other general and administrative expenses	39.2	20.1	2.0%	1.1%	95.0%

General and administrative expenses	$139.2	$118.8	6.9%	6.4%	17.2%

Included in the above amounts are several one-time or special items, which are summarized below:

	For the Nine Months
	Ended May 31,
	2007	2006	Line item included in above
Former CEO severance	$—	$26.0	Employee compensation and related expenses
Stock option modifications	12.1	—	Share based compensation
Fair value adjustment for former employee stock options	2.7	—	Other general and administrative expenses
Stock option investigation/ financial statement restatement	13.0	—	Other general and administrative expenses

Subtotal	$27.8	$26.0

Excluding the items above, general and administrative expense was $111.4 million and $92.8 million in the nine-months ended May 31, 2007 and 2006, or 5.5% and 5.0% as a percentage of revenue, respectively. This remaining increase is primarily due to higher share based compensation expense and additional staff to support our corporate functions.
During the second quarter of 2007, our Board of Directors approved a resolution to modify the terms of certain stock option grants. These modifications allowed employees, including officers, terminated on or after November 3, 2006 to exercise their options beyond the 90 day post-termination period as provided in our stock option plans. As a result of these modifications, we were required to record a $12.1 million charge to share based compensation during the second quarter of 2007. In addition, for modified options held by employees who terminated prior to the January 12, 2007, the modifications are subject to fair value adjustments to our income statement until the awards are exercised or forfeited. We recorded $2.7 million of expense as a result of the increase in the fair value of these awards as of May 31, 2007.
Interest Income and Other, Net
Net interest income and other increased by $9.5 million in 2007 versus 2006. This increase was primarily attributable to: a) higher yields earned on our cash equivalents and marketable securities as a result of higher interest rates, and 2) higher average balances in cash and cash equivalents, restricted cash and marketable securities.
Provision for Income Taxes
Our effective income tax rate increased to 38.5% in the nine months ended May 31, 2007, from 37.9% in the nine months ended May 31, 2006, primarily due to the effect of statute expirations in 2006 associated with Internal Revenue Code Section 162(m).
Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include investing in our core domestic business, completing domestic and international acquisitions, evaluating possible repurchase of shares, and start-up costs associated with new campuses. There are no transactions, arrangements, and other relationships with unconsolidated entities or other persons of whom we are aware of that are reasonably likely to materially affect liquidity or the availability of our requirements for capital during at least the next 12 months.
Sale Leaseback Option
On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters buildings located in Phoenix, Arizona. We anticipate beginning to occupy this building late in fiscal year 2007 and finishing construction by the end of the third quarter of 2008. In the third quarter of 2008, we anticipate executing the sale leaseback option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the building and land, and expect to generate a gain on the sale of approximately $20.0 — $30.0 million. The gain will be deferred over the 12 year term of the lease agreement.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities increased $281.4 million, or 68.8%, to $690.1 million as of May 31, 2007 from $408.7 million, as of August 31, 2006. Cash and cash equivalents and marketable securities represented 40.6% and 31.9% of our total assets as of May 31, 2007 and August 31, 2006, respectively. The increase was primarily due to the $406.5 million of cash generated from operations during the first nine months of fiscal 2007, partially offset by $70.4 million from capital expenditures and $15.1 million from the purchase of Insight Schools.
Cash Flows
Operating Activities. Operating activities provided $406.5 million in cash for the first nine months of fiscal 2007 compared to providing $438.0 million for the same period in fiscal 2006. Included below is a summary of operating cash flows:

	Nine Months Ended May 31,
($ in millions)	2007	2006

Net income	$305.7	$339.1
Non-cash items	141.1	113.7
Changes in certain operating assets and liabilities	(40.3)	(14.8)

Net cash from operating activities	$406.5	$438.0

Our non-cash items consisted primarily of a provision for bad debts, depreciation and amortization, share based compensation, and deferred taxes. Changes in certain operating assets and liabilities primarily consist of accounts receivable, accounts payable, accrued liabilities, student deposits and deferred revenue.
The most significant item in these operating cash flow activities is our accounts receivable. We monitor our accounts receivable through a variety of metrics, including DSO’s. We calculate our DSO based on determining average daily revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. We previously reported that our DSO as of February 28, 2007 was 40 days. This was inaccurately reported due to a miscalcuation; the correct DSO was 37 days. DSO has decreased to 36 days as of May 31, 2007. As of August 31, 2006, our DSO was 32 days. The increase in DSO during 2007 is primarily the result of longer receivable collection periods and higher write-offs primarily from our associate’s degree program students.
Investing Activities. Investing activities used $94.8 million in cash during the first nine months of fiscal 2007 compared to providing $96.2 million in fiscal 2006. The fiscal 2007 amount primarily includes $70.4 million for capital expenditures, of which $32.1 million related to the build out of our new corporate headquarters building in Phoenix, Arizona, and a $48.7 million increase in restricted cash due to the increase in student deposits related to Title IV funds received. Also included in the fiscal 2007 investing cash flows is $15.1 million used for the purchase of Insight Schools. The fiscal 2006 amount includes $78.9 million for capital expenditures, of which $35.3 million is related to the build out of our new corporate headquarters building in Phoenix, AZ.
Financing Activities. Financing activities provided $7.6 million of cash during fiscal 2007 compared to using $478.8 million in fiscal 2006. The 2006 amount relates primarily to repurchases of our Class A common stock, net of proceeds from stock option exercises. There were no repurchases of stock during the first nine months of fiscal 2007.
The Board of Directors has authorized the Company to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. On June 22, 2007, the Board of Directors increased the authorization to repurchase up to $500 million of Apollo Group Class A common stock.

Contractual Obligations and Other Commercial Commitments
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007.
Recent Accounting Pronouncements
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007.
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
Management, under the supervision and with the participation of its President (Principal Executive Officer) and CFO, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance of achieving their objectives.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management evaluated the effectiveness of internal control over financial reporting as of the end of our fiscal year ending August 31, 2006, utilizing the criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In its evaluation of the effectiveness of internal control over financial reporting as of August 31, 2006, management determined that there were control deficiencies that constituted material weaknesses, as described below.
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
(iv) Control Activities Relating to Accounting for Tax Liability Under IRC Section 162(m)
The Company did not maintain effective controls over the implementation, documentation and the administration of its share based compensation plans. In relation to the Restatement, certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year; except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, the Company may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, the Company has accrued its best estimate with respect to potential tax liabilities, including interest and penalties for the taxable years 2003 through 2005 (which are currently its only open years subject to adjustment for federal tax purposes), of approximately $43.7 million as of May 31, 2007. These accruals have been recorded because the Company believes it is more likely than not that the deductions will be disallowed by the IRS. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the appropriate period. Accordingly, management determined that the control deficiency constituted a material weakness in internal controls over financial reporting.
Changes in Internal Control Over Financial Reporting
As of May 31, 2007, the Company believes it has made substantial progress towards remediating the material weaknesses described above relating to the Company’s internal control over financial reporting. Changes made to the Company’s internal controls over financial reporting are discussed below.
Remediation of Material Weaknesses
Management is committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to the Company’s internal control over financial reporting. For its stock option grants, management has implemented or has plans to implement all of the improvements in internal control over financial reporting suggested as a result of the Independent Review and Internal Review into stock option granting practices as discussed in our Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007. Management plans to continue to implement further changes and improvements during the remainder of the current fiscal year. In addition, management has established procedures to consider the ongoing effectiveness of both the design and operation of the Company’s internal control over financial reporting.
As mentioned above, the Company has implemented a number of significant changes and improvements in the Company’s internal control over financial reporting during the first, second, and third quarters of fiscal year 2007. The President and CFO of the Company have taken the responsibility to implement changes and improvements in the Company’s internal control over financial reporting and remediate the control deficiencies that gave rise to the material weaknesses. Specifically, these changes include:
Management
•	The Company appointed its new Chief Financial Officer on December 8, 2006.

•	The Company engaged its Corporate Controller effective December 15, 2006, who was subsequently appointed its new Vice President, Corporate Controller and Chief Accounting Officer on February 6, 2007.

•	The Company has hired a new Vice President, Controller of Accounting.

•	The Company has hired a new Vice President of Tax.

•	The Company engaged a new stock option plan administrator.

•	The Company is conducting a search for an experienced and well-qualified individual to serve as a General Counsel to the Company.

•	The Company hired a new Chief Audit Executive in June 2007 who reports to the Audit Committee.
Outside Legal Counsel; Board of Directors and Committees
•	The Company considered and adopted the recommendations of the Special Committee with respect to procedures, processes and controls related to stock option grants.

•	The Company hired Morgan, Lewis & Bockius LLP (“Morgan Lewis”) as counsel to the Company with respect to reporting with the SEC, options and related matters, tax matters and corporate governance matters. Morgan Lewis is an experienced counsel with regard to stock plan administration.

•	The Company added two independent directors to the Board of Directors.

•	The members of the Audit Committee changed in 2007. The Chairman of the Audit Committee resigned from that committee. The Board appointed a new Chairperson of the Audit Committee, with the requisite experience. The Audit Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls.

•	The members of the Compensation Committee completely changed in 2007. The Chairman of the Compensation Committee resigned from the Board, and the Board appointed a new Chairman of the Compensation Committee who had not been previously involved in the option grant process. In addition, the Board expanded the size of the Compensation Committee to three members.

•	The Compensation Committee suspended the exercise of stock options until the Company became compliant with its periodic reporting requirements under the Act, as amended, and retained Pearl, Meyer & Partners (“Pearl Meyer”) to provide consulting advice related to compensation.

•	The Compensation Committee revised and adopted its charter to reflect additional policies, processes, procedures and controls as noted below. For example, minutes of all Compensation Committee meetings are prepared timely and documentation for stock option grants are included as attachments to such minutes. The Company also now requires all stock options to be granted by the Compensation Committee, as now reflected in an amendment to the 2SIP adopted by the Board in March 2007.

•	The Charter of the Compensation Committee requires all grants under the Company’s stock option plans (other than new hire grants) to be made within a designated period following the release of financial results for the prior fiscal quarter or fiscal year.
Policies, Processes, Procedures and Controls
•	The Company is monitoring industry and regulatory developments in stock option awards, with the intent to implement and maintain best practices with respect to grants of equity-based compensation awards.

•	The Company has enhanced and standardized the process and documentation required for (i) the granting, exercise and cancellation of all equity-based compensation awards, (ii) analyzing the required allowance for doubtful accounts balance, and (iii) the use of third-party firms for valuation and other services.

•	Accounting personnel are now conducting quarterly reviews and reconciliations related to equity-based compensation award activity and allowance for doubtful accounts activity, and an annual review of the valuation of goodwill. The CFO and/or the CAO will specifically review and approve each of these calculations.

•	Employees previously involved in key roles or the decision making process for each of the material weaknesses are no longer involved in the process.

•	The Company has retained third party stock option software administration professionals to assist with the understanding of the Company’s stock option administration software and to train its employees that are involved in the stock option administration process.

•	The Company’s Internal Audit reporting line has been clarified such that the Director of Internal Audit reports directly to the Chairperson of the Audit Committee.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 7 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2006 filed on May 22, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of Apollo Group Class A common stock made by Apollo Group during the three months ended May 31, 2007.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On May 15, 2007, the holders of Apollo Group Class B common stock voted to increase by five million the number of shares of Apollo Group Class A common stock reserved and available for grant under the Amended and Restated 2000 Stock Incentive Plan.
On June 14, 2007, the holders of Apollo Group Class B common stock voted to approve the Articles of Amendment to the Articles of Incorporation.
On June 21, 2007, at the Annual Meeting of the holders of Class B common stock, Gregory W. Cappelli, Dino J. DeConcini, Roy A. Herberger, Jr., Brian Mueller, K. Sue Redman, James R. Reis, Dr. John G. Sperling, Peter V. Sperling and George Zimmer were elected to our Board of Directors.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 5, 2007

10.2	Amendment to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 15, 2007

10.3	Amended and Restated 2000 Stock Incentive Plan

10.4	Plan Amendment to 2000 Stock Incentive Plan

10.5	Plan Amendment to Long-Term Incentive Plan

10.6	Form of Stock Option Agreement for Non-Employee Board Members

10.7	Form of Restricted Stock Unit Award for Non-Employee Board Members

10.8	Form of Stock Option Award for Officers and Employees

10.9	Form of Restricted Stock Unit Award for Officers

10.10	Stock Option Agreement between Apollo Group and Gregory Cappelli

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2007	APOLLO GROUP, INC. (Registrant)
	By:	/s/ Joseph L. D’Amico
Joseph L. D’Amico
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory)