Form 10-K
period 2007-08-31
APOLLO GROUP INC
filed 2007-10-29
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2007
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

No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2007 (last day of the Registrant’s most recently completed second fiscal quarter), was approximately $6.6 billion.

The number of shares outstanding for each of the Registrant’s classes of common stock as of October 10, 2007 is as follows:

Apollo Group, Inc. Class A common stock, no par value	166,312,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares
Documents Incorporated by Reference: None

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “plans,” “predicts,” “targets,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•	changes in the regulations of the education industry, including those items set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A, Risk Factors;

•	those factors set forth in Item 7; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

PART I

Item 1 —	Business

Overview

Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. We offer innovative and distinctive educational programs and services at high school, college and graduate levels, at 102 campuses and 157 learning centers in 40 states and the District of Columbia; Puerto Rico; Alberta and British Columbia; Canada; Mexico; and The Netherlands; as well as online throughout the world. Our combined Degreed Enrollment for UPX, including Axia College, as of August 31, 2007, was approximately 313,700. In addition, students are enrolled in WIU, CFP and IPD Client Institutions (as defined below), and additional non-degreed students are enrolled in UPX. See Customers/Students in Item 1 of this Report. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Degreed Enrollments include any student who graduated from one degree program and started a new degree program (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a graduate of a bachelor’s degree program returns for a master’s degree), as well as students who have been out of attendance for greater than 12 months and return to a program.

UPX has been accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools (“NCA”) since 1978. UPX has successfully replicated its teaching/learning model while maintaining educational quality at 79 local campuses and 117 learning centers in 38 states and the District of Columbia; Puerto Rico; Alberta and British Columbia, Canada; Mexico; and The Netherlands. In Canada, UPX operates through Canadian subsidiary corporations. In Mexico, UPX operates through two subsidiary corporations. UPX also offers its educational programs worldwide through its online educational delivery system. UPX has customized computer programs for student tracking, marketing, faculty recruitment and training and academic quality management. These computer programs are intended to provide uniformity among UPX’s campuses and learning centers, which enhances UPX’s ability to expand into new markets while maintaining academic quality. UPX’s tuition revenues represented approximately 93% of our consolidated revenues for the year ended August 31, 2007. Axia College, which has been a part of UPX since March 2006 (Axia was a part of WIU from September 2004 through February 2006), offers associate’s degrees in business, criminal justice, general studies, health administration and information technology worldwide through its computerized educational delivery system. Axia College is designed for students with little or no college experience and offers small classes of fewer than 20 students and dedicated faculty who are specially trained in facilitating the online learning experience.

WIU is accredited by HLC and currently offers undergraduate and graduate degree programs at one campus and four learning centers in Arizona, and, through various joint educational agreements, in China and India.

IPD provides program development and management consulting services to regionally accredited private colleges and universities (“Client Institutions”) that are interested in expanding or developing their programs for working students. These services typically include degree program design, curriculum development, market research, student recruitment, accounting and administrative services. IPD provides these services at 21 campuses and 36 learning centers in 23 states in exchange for a contractual share of the tuition revenues generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years with provisions for renewal. IPD typically works with institutions that:

•	are interested in developing or expanding degree programs for working students;

•	recognize that working students require a different teaching/learning model than the typical 18- to 24-year-old student;

•	desire to increase enrollments with a limited investment in institutional capital; and

•	recognize the unmet educational needs of the working students in their market.

CFP provides financial planning education programs, including the Certified Financial Planner Professional Education Programtm Certification; graduate degree programs in financial planning, financial analysis, and finance; and certification programs in retirement, asset management, and other financial planning areas. CFP offers these programs through its campus in Colorado and also offers some of its non-degree programs at UPX campuses. CFP is accredited by HLC and is a member of the NCA.

On October 20, 2006, we completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and providing other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. This acquisition allows us to expand into the online charter high school market, some of whose graduates are expected to enroll in UPX.

On August 8, 2007, we announced our intention to acquire online advertising network Aptimus, Inc. (Nasdaq: APTM) for $6.25 per share in an all-cash transaction valued at approximately $47.6 million. This acquisition will help us increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to quality education services. The closing of the acquisition is subject to customary closing conditions, including Aptimus shareholder approval. The acquisition is expected to close in early fiscal 2008, after Aptimus’ shareholder meeting scheduled for October 29, 2007.

On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”) to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest and most prestigious private equity firms, managing over $76 billion in assets for over 1,000 institutional investors, including several of the largest pension funds in the U.S. Through Apollo Global, we intend to capitalize on the high global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will continue to provide our wide range of U.S. accredited degrees to foreign students outside the U.S. Second, Apollo Global will provide local education services, including post-secondary degrees, in the countries it seeks to enter. These capabilities will be achieved through both a disciplined acquisition process and organic growth.

Apollo Global will utilize the portfolio of our core competencies while leveraging Carlyle’s education industry and political relationships, and strategic assets across the global education sector. Combining Carlyle’s global footprint with our educational expertise and Apollo Global’s local, “in-country” expertise will assist in sourcing acquisitions, facilitate due diligence for new investment opportunities and enhance the opportunity for organic growth. Investments by Apollo Global will likely include a range of structures, including minority investments, 50/50 partnerships, and controlling acquisitions.

The decision to create Apollo Global was driven by the following factors:

•	Attractive demographics and economic growth in the targeted international markets, primarily Latin America and Asia. According to World Bank estimates, there will be over 175 million post-secondary students outside the U.S. by the year 2035;

•	Strong foreign demand for and high value placed on the U.S. educational system;

•	The ability to leverage our 30+ years of experience in providing education services, and transfer this expertise to companies that are acquired or developed in foreign markets;

•	Increasing U.S. barriers to foreign students seeking entry visas to study in the U.S.;

•	The opportunity to benefit from our leading technology platform by offering our online products and services in new markets, and by making this technology and online delivery platform available to companies that we acquire;

•	The opportunity to diversify through the acquisition and development of new businesses and brands; and

•	A desire to mitigate economic and geographic risk associated with a primarily domestic business.

We have agreed that, within approximately 18 months, all of our education-related activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military will be conducted through Apollo Global. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, conservative amounts of debt will be employed, as appropriate. The Board of Apollo Global will consist of seven directors, four of whom will be designated by us and two of whom will be designated by Carlyle. The seventh director will be the President of Apollo Global. Additionally, 10 to 15% of the value of the equity will be available to provide incentives for management of Apollo Global. Apollo Global will be consolidated in our financial statements.

Our operating segments are currently aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, CFP, and Insight. The following table presents the revenue for the years ended August 31, 2007, 2006 and 2005 for each of our segments:

	Year Ended August 31,
($ in millions)	2007	2006	2005

UPX	$2,537.8	$2,074.4	$2,014.1
Other Schools	184.6	402.1	235.2
Corporate	1.4	1.0	1.8

Tuition and other revenue, net	$2,723.8	$2,477.5	$2,251.1

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.

We incorporated in Arizona in 1981 and maintain our principal executive offices at 4615 East Elwood Street, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group	www.apollogrp.edu
• UPX	www.phoenix.edu
• IPD	www.ipd.org
• WIU	www.wintu.edu
• Axia College	www.axia.phoenix.edu
• CFP	www.cffp.edu
• Insight	www.insightschools.net

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2007, 2006, 2005, 2004 and 2003 relate to the fiscal years ended August 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Industry Background

The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $373.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.8 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18- to 24-year-old students in the U.S. is expected to increase 16%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy.

Many working students seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working students to attend classes and complete coursework on a more convenient schedule than traditional universities offer. Many universities and institutions offering technology-based education do not effectively address the unique requirements of working students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and that market segment remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time, tenured faculty;

•	physically configured library facilities and related full-time staff;

•	dormitories, student unions and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and related laboratories, staff and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The academic year generally runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time resident, 18- to 24-year-old student, it limits the educational opportunity for working students who must delay their education for up to four months during these spring, summer and winter breaks.

•	Traditional universities and colleges may also be limited in their ability to market to, or provide the necessary customer service for, working students because they require the development of additional administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which has made access to public education more restrictive than ever.

We believe that our track record for enrollment and revenue growth is attributable to our offering comprehensive services combining quality educational content, teaching resources and customer service with formats that are accessible and easy to use for students as well as corporate clients. We maintain a primary focus on providing quality education to serve the needs of working students.

Our Offerings

Our over 30-year history as a provider of higher education for working students enables us to provide students with quality education and responsive customer service. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality and providing a high level of support services to students that allows our institutions to offer the following:

•	Accredited Degree Programs. UPX, WIU, and CFP are accredited by HLC of the North Central Association of Colleges and Schools. While IPD itself is not accredited, one of the regional accrediting associations accredits the Client Institutions of IPD at their respective levels.

•	Experienced Faculty Resources. All of our faculty possess either a master’s or doctoral degree. On average, UPX faculty have more than 10 years of experience in the field in which they instruct. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching mentorship with a more experienced faculty member. Classes are designed to be small and engaging. Faculty members at Axia are also required to be accessible to students by maintaining online office hours.

•	Current and Relevant Standardized Programs. Faculty content experts design curriculum for the majority of programs at our institutions. This enables us to offer current and relevant standardized programs to our students. We also utilize institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive (subject matter) and affective (educational, personal and professional values) skills of our students upon registration and upon conclusion of the program, and also survey students two years after graduation in order to assess the quality of the education they received.

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

Strategy

Our primary mission is to strengthen our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our stakeholders: students, employees, and investors. Our primary focus is providing the highest quality educational product and services for our students in order for them to maximize the benefits of their educational experience. A superior educational experience, combined with engaged and energized faculty and employees, should, in turn, enable our shareholders to achieve strong returns on their capital over time.

In light of the changes in our senior management team in 2007, we have committed to a strategic plan to best ensure the effective deployment of our resources and our capital. An outline of the plan is presented below which, we believe, is consistent with our stated mission of providing strong returns for all of our stakeholders.

•	Maximize the value of our core existing operations. This is our number one strategic goal over the next several years. This includes enhancing and expanding our current product offerings, improving student success rates, and maximizing the leverage of our existing infrastructure. We believe that we can increase our leading market position and produce solid top- and bottom-line organic growth through formalizing and sharing best practices in instruction, curriculum, and student support across our existing learning platforms. In addition, we will continue to explore new degree offerings and complementary programs.

•	Explore opportunities to expand our footprint into attractive and rapidly growing international markets. We believe that there is a growing need for high quality post-secondary education in several key geographies around the world, including Latin America, Asia and India, and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We intend to explore quality opportunities to partner with and/or acquire existing institutions of higher learning where we can best position ourselves for longer-term attractive growth and value creation by leveraging our more than 30 years of domestic experience to enhance the quality, delivery, and student outcomes associated with the respective curricula.

•	Leverage our existing infrastructure to expand our virtual high school platform as we seek public school charter recognition in those 21 states currently allowing virtual charter schools. We intend to further expand the platform into the remaining states through a private school model over time.

•	Employ a disciplined approach to our capital structure and redeployment of our excess cash flow. We will continue to invest capital in our high-return core domestic business, explore strategic and value-creating global acquisition opportunities, and enhance our shareholder value.

•	Improve our image and recognition in the communities we serve by performing as a responsible corporate citizen, contributing to our many local communities, and supporting environmentally sound business practices.

Our goal over time is to generate mid-to-high single-digit domestic revenue growth and low double-digit domestic operating income and free cash flow growth.

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

Components of our teaching/learning models include:

Curriculum	Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	In order to teach at UPX, faculty applicants must have earned a master’s or doctoral degree from a regionally accredited institution or international equivalents and have recent professional experience in a field related to the subject matter they seek to instruct. All faculty applicants participate in a rigorous selection and training process.

Active Learning Environment	Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a Learning Resource Services research librarian, and use them at a high rate.

Sequential Enrollment	UPX students are enrolled in five- to eight-week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attentions and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. Axia College students are enrolled in nine-week courses that are offered in pairs to complement each other. In Axia College, courses rotate their emphasis; one week they will emphasize reading and discussion, while the following week they will emphasize a work project.

Academic Quality	The Academic Quality Management System at UPX was designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which measures student growth in both cognitive and affective skills.

Structural Components of Teaching/Learning Model

While students over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. UPX, WIU, CFP and IPD Client Institutions acknowledge the differences in educational needs between working students and traditional students and provide programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.

The educational literature suggests that working students require a different teaching/learning model than that designed for traditional students. Working students seek accessibility, curriculum consistency, time- and cost-effectiveness and learning that has immediate application to the workplace.

The facilitating elements of our teaching/learning models include:

Accessibility	Academic programs that may be accessed through a variety of delivery modes (campus-based, electronically delivered, or a blend of both) that make the educational programs accessible and even portable, regardless of where the students work and live.

Instructional Costs	While the majority of the faculty members at most accredited colleges and universities are employed full-time in the winter and fall semesters, our faculty comprises both full-time and part-time practitioner faculty. Practitioner faculty members frequently work full-time in the fields in which they teach.

Facility Costs	We lease our campus and learning center facilities and rent additional classroom space on a short-term basis to accommodate growth in enrollments.

Employed Students	A majority of UPX’s students are employed full-time. Our focus on working, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment.

Employer Support	Relationships are fostered with key employers for purposes of recruiting students and responding to specific employer needs. This relationship facilitates sensitivity to the needs and perceptions of employers and helps to generate and sustain diverse sources of revenues.

Degree Programs and Services

UPX Programs.  The following is a list of the degree programs and related areas of specialization that UPX offers:

Associate of Arts

•	Behavioral Sciences

•	Criminal Justice
•	Human Services Management

•	Business

•	Accounting
•	Business
•	Financial Services
•	Hospitality, Travel and Tourism

•	Credit Recognition (Military personnel only)
•	Education

•	Elementary Education
•	Paraprofessional Education

•	General Studies

•	General Studies

•	Health Care

•	Health Care Administration

•	Liberal Arts

•	Communications
•	Psychology

•	Technology

•	Information Technology
•	Information Technology/Networking
•	Information Technology/Visual Communication

Undergraduate Bachelor of Science

•	Business

•	Accounting
•	Administration
•	Communications
•	e-Business
•	Finance
•	Global Business Management
•	Hospitality Management
•	Information Systems
•	Integrated Supply Chain & Operations Management
•	Management
•	Marketing
•	Organizational Innovation
•	Public Administration
•	Retail Management

•	Education

•	Education/Elementary Teacher Education

•	Health Care

•	Health Administration
•	Health Administration/Health Information Systems
•	Health Administration/Long-Term Care

•	Nursing

•	Licensed Practical Nurse to Bachelor of Science in Nursing
•	RN to Bachelor of Science in Nursing

•	Social & Behavioral Science

•	Criminal Justice Administration
•	Human Services
•	Human Services/Management
•	Organizational Security & Management
•	Psychology

•	Technology

•	Information Technology
•	Information Technology/Information System Security
•	Information Technology/Multimedia and Visual Communication
•	Information Technology/Software Engineering

Graduate

•	Business

•	Master of Business Administration

•	Accounting
•	Global Management
•	Global Management (Spanish)
•	Human Resources Management
•	Health Care Management
•	Marketing

•	Public Administration
•	Technology Management

•	Master of Business Administration (Spanish)
•	Master of Management — International
•	Master of Management

•	Human Resources Management
•	Public Administration

•	Master of Science in Accountancy

•	Master of Arts in Education

•	Curriculum and Instruction

•	Specialization in Computer Education
•	Specialization in English as a Second Language
•	Specialization in Language Arts
•	Specialization in Mathematics

•	Teacher Education / Early Childhood
•	Teacher Education / Elementary
•	Teacher Education / Secondary
•	Administration and Supervision
•	Adult Education and Training
•	Special Education
•	Alternative Certification (Arizona)

•	Health Care

•	Master of Business Administration/Health Care Management
•	Master of Health Administration

•	Gerontology
•	Health Care Education
•	Health Care Informatics

•	Master of Science in Nursing

•	Master of Nursing

•	HC Informatics
•	Nursing/Health Care Education
•	Family Nurse Practitioner

•	Master of Science in Nursing/Master of Health Administration
•	Family Nurse Practitioner — Post Masters Certificate
•	MSN / Nurse Practitioner Fast Track

•	Social & Behavioral Science

•	Master of Science in Counseling

•	Community Counseling
•	Marriage and Family Counseling
•	Marriage and Family Therapy
•	Marriage, Family and Child Therapy
•	Mental Health Counseling
•	School Counseling

•	Master of Science in Psychology

•	Psychology

•	Master of Science in Criminal Justice

•	Administration of Justice and Security

•	Technology

•	Master of Business Administration/Technology Management
•	Master of Information Systems
•	Master of Information Systems/Management

Doctorate

•	Business

•	Business Administration
•	Management in Organizational Leadership

•	Education

•	Education in Educational Leadership
•	Education in Educational Leadership with a Specialization in Curriculum and Instruction
•	Education in Educational Leadership/Educational Technology

•	Health Care

•	Health Administration

•	Technology

•	Management in Organizational Leadership with a Specialization in Information Systems and Technology

Undergraduate students may demonstrate and document college-level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning (“CAEL”), for the potential award of credit. The average number of credits awarded to the approximately 2,500 UPX undergraduate students who utilized the process in 2007 was 5 credits of the 120 required to graduate with a bachelor’s degree. CAEL reports that over 300 colleges and universities are members of CAEL and currently accept credits awarded for college-level learning gained through experience.

Distance Education

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

The teaching/learning model is based upon a philosophy that balances cognitive and affective strategies. The cognitive strategy includes content that is relevant and supports outcomes-driven objectives. An assessment plan is used to determine student learning and provide information to make improvements to the curriculum. The affective strategy includes facilitation by trained instructors, collaboration through learning team assignments in upper division courses, online student services, proactive academic counseling, tutoring in selected courses, and class discussion that creates a peer social context. The learning outcomes balance theoretical knowledge and practical application of those concepts. Practitioner faculty facilitate learning by providing explanation and work experience examples as they relate to the course topics and objectives.

Customers/Students

The following is a breakdown of our Degreed Enrollment information for UPX, including Axia College, (rounded to the nearest hundred):

	Number and Percentage of Students per Degree Program
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

November 30, 2003	3,200	1.6%	139,200	67.9%	61,300	29.9%	1,400	0.7%	205,100	100.0%
February 29, 2004	3,700	1.7%	146,700	67.9%	63,800	29.6%	1,700	0.8%	215,900	100.0%
May 31, 2004	4,300	1.9%	154,300	68.5%	64,700	28.7%	2,100	0.9%	225,400	100.0%
August 31, 2004	4,000	1.7%	164,500	69.0%	67,600	28.4%	2,300	1.0%	238,400	100.0%
November 30, 2004	13,500	5.4%	162,500	65.5%	69,700	28.1%	2,500	1.0%	248,200	100.0%
February 28, 2005	23,400	9.1%	160,000	62.4%	70,400	27.5%	2,600	1.0%	256,400	100.0%
May 31, 2005	34,800	13.0%	161,600	60.2%	69,200	25.8%	2,800	1.0%	268,400	100.0%
August 31, 2005	41,700	15.4%	157,800	58.1%	68,900	25.4%	3,000	1.1%	271,400	100.0%
November 30, 2005	49,000	18.2%	149,200	55.4%	68,000	25.2%	3,200	1.2%	269,400	100.0%
February 28, 2006	54,900	20.3%	145,500	53.7%	66,700	24.6%	3,700	1.4%	270,800	100.0%
May 31, 2006	63,600	22.9%	145,200	52.4%	64,500	23.3%	3,900	1.4%	277,200	100.0%
August 31, 2006	74,000	26.2%	140,700	49.8%	63,400	22.5%	4,200	1.5%	282,300	100.0%
November 30, 2006	83,000	28.4%	139,900	47.9%	64,400	22.1%	4,500	1.6%	291,800	100.0%
February 28, 2007	88,300	29.6%	139,300	46.7%	66,100	22.2%	4,700	1.5%	298,400	100.0%
May 31, 2007	98,600	31.7%	141,400	45.5%	66,200	21.3%	4,900	1.5%	311,100	100.0%
August 31, 2007	104,500	33.3%	138,700	44.2%	65,300	20.8%	5,200	1.7%	313,700	100.0%

Degreed Enrollments represent individual students enrolled in our degree programs at UPX, including Axia College, that attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Degreed Enrollments include any student who graduated from one degree program and started a new degree program (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a graduate of a bachelor’s degree program returns for a master’s degree), as well as students who have been out of attendance for greater than 12 months and return to a program.

In recent years, we have experienced our greatest growth in our associate’s degree programs with a corresponding decrease in our bachelor’s degree programs. This is due to the fact that UPX has expanded its degree program offerings such that students who were previously enrolled in bachelor’s degree programs are now frequently enrolled in associate’s degree programs.

Based on surveys of incoming students during 2007, the average age of UPX’s students is in the early thirties, and approximately 65% are women. We have a diverse student population and have experienced growth in the number and percentage of African-American students. As of August 31, 2007, our student population is composed of the following racial/ethnic groups:

Race/Ethnicity	% of Students

African-American	26.3%
Asian/Pacific Islander	4.0%
Caucasian	52.9%
Hispanic	11.5%
Native American/Alaskan	1.5%
Other/Unknown	3.8%

100.0%

The approximate age percentage distribution of incoming UPX students is as follows:

Age	% of Students

22 and under	9.7%
23 to 29	32.8%
30 to 39	33.8%
40 to 49	17.2%
50 and over	6.5%

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

Marketing

To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered. These activities include:

Internet Marketing.  We advertise extensively on the Internet using search placements, banners and other advertisements on targeted sites, such as education portals. We also benefit from an increasing number of non-paid Internet referrals, including leads directed to our domain names as a result of Web searches using Internet search engines. We believe these prospective students are more likely to enroll because these prospects are actively seeking information about our programs.

On August 8, 2007, we announced our intention to acquire online advertising network Aptimus, Inc. (Nasdaq: APTM) for $6.25 per share in an all-cash transaction valued at approximately $47.6 million. This acquisition will help us increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to quality education services. The closing of the acquisition is subject to customary closing conditions, including Aptimus shareholder approval. The acquisition is expected to close in early fiscal 2008, after Aptimus’ shareholder meeting scheduled for October 29, 2007.

Direct Mail.  Direct mail is effective at reaching working individuals that express an interest in training, education and self-improvement. Direct mail also enables us to target specific career fields, such as Accounting, Business, Education, Information Technology, Criminal Justice and Nursing. We can also reach specific metro areas for local marketing efforts using direct mail. We currently purchase education-related mailing lists from numerous suppliers that specialize in this area. In addition, we track leads for every direct mail campaign by allowing potential students the opportunity to respond using the following methods:

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

TV Campaign.  We employ various schedules on network cable and local and national TV for a brand awareness campaign to supplement our other advertising activities.

Stadium Naming Rights.  We obtained the naming rights on the University of Phoenix Stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising, and other promotional benefits to enhance our brand awareness locally and nationally.

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

In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key customers.

Employees

As of August 31, 2007, we had the following numbers of employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)		Total

Apollo Group Corporate(2)	1,406	17	—		1,423
UPX	12,447	89	21,302	(3)	33,838
Other Schools	740	20	397	(3)	1,157

Total	14,593	126	21,699		36,418

(1)	Includes both full-time and part-time faculty.

(2)	Consists primarily of employees in executive management, information systems, corporate accounting, financial aid, and human resources.

(3)	Consists of faculty contracted on a course-by-course or subject-matter basis who have instructed a course during fiscal year 2007.

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

New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on the accreditation, authorization to operate in various states, permissible activities and costs of doing business of UPX and WIU. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations by UPX or WIU could have a material adverse effect on us. See Item 1A — “Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.”

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

UPX was granted accreditation by HLC in 1978. UPX’s accreditation was reaffirmed in 1982, 1987, 1992, 1997 and 2002. The next comprehensive evaluation visit by HLC is scheduled to be conducted in 2012. This 10-year period is the maximum period of reaffirmation granted by HLC and we believe reflects their confidence in UPX.

CFP received initial accreditation from HLC of the North Central Association of Colleges and Schools in November 1994, three years prior to its acquisition by us. Such accreditation was based upon CFP’s offering the Master of Science degree in Personal Financial Planning. In 2003, HLC extended approval to CFP to offer Master of Science degrees in Financial Analysis and Finance. All Master of Science programs are offered through online, instructor-led distance learning technology. CFP’s accreditation was reaffirmed in 1998 and 2004. The next reaffirmation visit is scheduled in 2011.

WIU was accredited by HLC prior to the acquisition by us, and the accreditation was reaffirmed in 1998 and 2005. WIU’s next reaffirmation visit will occur in 2012.

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

UPX’s business programs have been reviewed and accredited by the Association of Collegiate Business Schools and Programs (“ACBSP”). The next reaffirmation visit will occur in 2017, with an interim focus report submitted in 2011.

UPX received approval from HLC to offer its first doctoral-level program in 1998. The first students were enrolled in the Doctor of Management in Organizational Leadership program beginning in 1999. Additionally, in 2002, UPX received approval from HLC to offer three new doctoral programs: Doctor of Business Administration, Doctor of Education in Educational Leadership and Doctor of Health Administration. All of the doctoral programs are offered via distance learning technology with annual residencies in Phoenix and other domestic or select international locations.

In September 2007, the first two Ph.D. programs were approved by HLC: a Ph.D. in Higher Education Administration, and a Ph.D. in Industrial/Organizational Psychology; these programs are now awaiting various state authorizations prior to initial enrollments.

The address and phone number for the accrediting bodies are as follows:

The Higher Learning Commission
30 North LaSalle Street, Suite 2400
Chicago, IL 60602-2504
(312) 263-0456

Commission on Collegiate Nursing Education
One Dupont Circle, NW, Suite 530
Washington, D.C. 20036
(202) 887-6791

CACREP
5999 Stevenson Avenue
Alexandria, VA 22304
(703) 823-9800 ext. 301

ACBSP
7007 College Boulevard, Suite 420
Overland Park, KS 66211
(913) 339-9356

Jurisdictional Authorizations

UPX is authorized to operate in the 38 states and the District of Columbia in which it has a physical presence. UPX has held these authorizations for periods ranging from less than one year to over 25 years. UPX has also been approved to operate in Alaska, Delaware, Montana and South Dakota, but does not yet have a physical presence in these states. Applications for approval to operate in Mississippi and New York have been submitted and are awaiting approval.

All regionally accredited institutions, including UPX, are required to be evaluated separately for authorization to operate in Puerto Rico. UPX obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

UPX provides specific programs in British Columbia under the written consent of the Minister of Advanced Education. UPX operates in Alberta pursuant to approval granted by Alberta Advanced Education.

In Rotterdam, The Netherlands, UPX operates based upon its accreditation from HLC.

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

CFP is currently authorized to operate in Colorado.

WIU is currently authorized to operate in Arizona.

IPD Client Institutions possess authorization to operate in those states in which they maintain a physical presence, which are subject to renewal.

Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. UPX has obtained licensure in these states.

Admissions Standards

To gain admission to undergraduate programs at UPX, students must have a high school diploma or General Equivalency Diploma (“GED”) and satisfy employment requirements, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language (“TOEFL”) or Test of English for International Communication (“TOEIC”). Non-U.S. citizens attending a campus located in the United States are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to UPX on a provisional status if they do not meet certain criteria requirements. Some programs have work requirements (e.g., nursing) that state that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.

To gain admission to undergraduate programs at WIU, students generally must have a high school diploma or GED and satisfy certain minimum grade point average requirements. Additional requirements may apply to individual programs. Students already in undergraduate programs at other schools may petition to be admitted to WIU on provisional status if they do not meet certain admission requirements.

To gain admission to graduate programs at UPX, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, have relevant work and employment experience, if applicable for their field of study, have taken and passed the TOEFL/TOEIC requirements, if the applicant’s native language is not English, and, for applicants who are not U.S. citizens and are attending a campus located in the United States, hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students in graduate programs at other schools may be admitted to UPX on provisional status if they do not meet grade point average admission requirements.

To gain admission to graduate programs at WIU, students generally must have an undergraduate degree from a regionally accredited college or university and satisfy minimum grade point average requirements. Additional requirements may apply to individual programs. Students in graduate programs at other schools may petition to be admitted to WIU on provisional status if they do not meet certain admission requirements.

To gain admission to doctoral programs at UPX, students generally must have a master’s degree from a regionally accredited college or university, be currently employed in a professional position with three years of professional experience, have three letters of recommendation from professional associates who are able to assess the candidate’s leadership skills and potential for success and have a laptop and a membership in a research library. Applicants whose native language is not English also must achieve a minimum TOEFL/TOEIC or Berlitz score.

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

We collected approximately 65% of our 2007 revenues from receipt of Title IV funds.

Students at UPX and WIU may receive grants and loans to fund their education under the following Title IV programs:

•	Federal Pell Grant (“Pell Grant”) program;

•	Academic Competitiveness Grant (“ACG”) program;

•	National Science and Mathematics Access to Retain Talent Grant (“National SMART Grant”) program;

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”) program;

•	Federal Stafford Loan (“Stafford Loan”) program;

•	Federal Parent Loan for Undergraduate Students Loan (“PLUS Loan”) program; and

•	Federal Perkins Loan (“Perkins Loan”) program.

Pell Grants are generally awarded based on need only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal 2007, Pell Grants represented 10% of our Title IV funding.

ACG awards became available for the first time for the 2006-07 academic year for first-year students who graduated from high school after January 1, 2006, and for second-year students who graduated from high school after January 1, 2005. An ACG award will provide up to $750 for the first year of undergraduate study and up to $1,300 for the second year of undergraduate study to students who are U.S. citizens and eligible for a Pell Grant, and who have successfully completed a rigorous high school program, as determined by the state or local education agency and recognized by the Secretary of Education. Second-year students must also have maintained a cumulative grade point average (“GPA”) of at least 3.0 (on a 4.0 scale). Unlike loans, ACG awards do not have to be repaid. ACG awards represent a small portion of our Title IV funding.

A National SMART Grant award provides up to $4,000 for each of the third and fourth years of undergraduate study to students who are U.S. citizens, eligible for a Pell Grant, and majoring in physical, life or computer sciences, mathematics, technology or engineering or a foreign language deemed critical to national security. The U.S. Department of Education publishes a list of eligible majors using the Classification of Instruction Program codes developed by the National Center for Education Statistics. The student must also have maintained a cumulative GPA of at least 3.0 in coursework required for the major. Unlike loans, National SMART Grants do not have to be repaid. National SMART Grants represent a small portion of our Title IV funding.

FSEOG awards are designed to supplement Pell Grants for the neediest students. The availability of FSEOG awards is limited by the amount of those funds allocated to the institution under a federal formula. UPX and WIU are required to contribute 25% of all FSEOG awards, with such funds to come from institutional grants, scholarships and other eligible funds and, in certain states, portions of state-funded student assistance programs. Unlike loans, FSEOG awards do not have to be repaid. FSEOG awards represent a small portion of our Title IV funding.

Stafford Loans are the most significant source of federal student aid and are low interest, federally guaranteed loans made by a private lender. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of Stafford Loans: (a) subsidized Stafford Loans, which are based on the federal statutory calculation of student need, and (b) unsubsidized Stafford Loans, which are not need-based. Neither Stafford Loan is based on creditworthiness. The Federal Government pays the interest on subsidized Stafford Loans while the student is enrolled in school; the borrower is responsible for the interest on unsubsidized Stafford Loans regardless of school attendance. The student has the option to defer payment on the principal and interest while enrolled in school. A dependent student may be eligible to borrow up to the annual limit of unsubsidized loan if the parent is unable to obtain a PLUS Loan. Repayment on Stafford Loans begins six months after the date the student ceases enrollment. The loan may be paid back to the lender over the course of up to 10 years or longer. Both graduate and undergraduate students may apply for Stafford Loans. For graduate student borrowers, UPX is one of the lenders that can be selected by the student; UPX offers this service as part of the federal “school-as-lender” program. After allowable administrative expenses, income generated from the school-as-lender program is awarded to UPX students as need-based grants. Stafford Loans represent 89% of our Title IV funding.

The PLUS Loan is a low interest non-need-based federal loan made by a private lender that is based on creditworthiness. The borrower on this loan is one or both parents of a dependent student, or a graduate student. Borrowers under the PLUS Loan program are eligible to borrow up to the cost of attendance less estimated financial assistance from other federal loan programs. PLUS Loans represent a small portion of our Title IV funding.

A Perkins Loan is a low-interest loan for both undergraduate and graduate students showing exceptional financial need. UPX is the lender for the loan, and the loan must be repaid to UPX. The loan is made with government funds with a share contributed by the school. Perkins Loans represent a small portion of our Title IV funding.

Regulatory Requirements

All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on October 31, 2007.

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

Eligibility and Certification Procedures.  The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. UPX was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education regarding the UPX recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. WIU was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

Student Loan Defaults.  To remain eligible to participate in Title IV programs, educational institutions must maintain a student loan cohort default rate below 25% for three consecutive years and below 40% for any given year. In addition, if its student loan default rate equals or exceeds 10%, the educational institution must delay for 30 days the release of federal student loan proceeds for first time borrowers and permanently loses the ability to participate in the “school-as-lender” program as part of the Stafford Loan program, among other penalties. In 2005, the most recent U.S. Department of Education cohort default rate reporting period, the national cohort default rate average for all proprietary higher education institutions was 8.2%. UPX and WIU students’ cohort default rates for the federal student loan programs for 2005 as reported by the U.S. Department of Education were 7.3% and 11.4%, respectively. With the expansion of the Axia College program, we anticipate an upward trend in student loan defaults based on the greater risk of student loan default presented by the Axia College demographic. Since WIU’s Title IV program disbursements are not material, we do not expect the 11.4% default rate to be significant enough to have a material adverse effect on our business. Moreover, we have implemented initiatives to mitigate the greater risk of student loan defaults.

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

Standards of Financial Responsibility.  Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The tests provide three individual scores which must then satisfy a composite score standard. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring, and the institution may continue to participate as a financially responsible institution for up to three years. An institution that does not achieve a satisfactory composite score will fall under alternative standards. As of August 31, 2007, our composite score was 2.6.

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

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to for-profit institutions of higher education, which includes UPX and WIU. Under this rule, for-profit institutions will be ineligible to participate in Title IV programs if the amount of Title IV program funds used by the students or institution to satisfy tuition, fees and other costs incurred by the students exceeds 90% of the institution’s cash-basis revenues from eligible programs. UPX and WIU are required to calculate this percentage at the end of each fiscal year. UPX’s and WIU’s percentages were 69% and 52%, respectively, for the year ended August 31, 2007.

Compensation of Representatives.  The Higher Education Act prohibits an institution from providing any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Title IV regulations provide safe harbors for activities and arrangements that an institution may carry out without violating the Higher Education Act, which include, but are not limited to, the payment of fixed compensation (annual salary), as long as that compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. UPX, WIU, and IPD believe that their current methods of compensating enrollment counselors and financial aid staff comply with the Title IV regulations. See Item 3, “Legal Proceedings,” regarding the Incentive Compensation Qui Tam Action case.

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

Although HLC does not require UPX to obtain their prior approval before it is permitted to expand into new areas in North America and The Netherlands, they do require prior approval before UPX may expand into foreign countries outside of North America and The Netherlands. In addition, HLC requires WIU and CFP to obtain their prior approval before they are permitted to expand into new states or foreign countries.

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

Change of Ownership or Control.  A change of ownership or control, depending on the type of change, may have significant regulatory consequences for UPX, WIU and CFP. Such a change of ownership or control could trigger recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the evaluation of the accreditation by HLC.

The U.S. Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the SEC, UPX and WIU would cease to be eligible to participate in Title IV programs until recertified by the U.S. Department of Education. Under some circumstances, the U.S. Department of Education may continue the institution’s participation in the Title IV programs on a temporary basis pending completion of the change in ownership approval process. This recertification would not be required, however, if the transfer of ownership and control was made upon a person’s retirement or death and was made either to a member of the person’s immediate family or to a person with an ownership interest in us who had been involved in its management for at least two years preceding the transfer. In addition, some states where UPX or WIU is presently licensed have requirements governing change of ownership or control. See Item 1A, “Our Acting Executive Chairman of the Board and his son control 99.9% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders.” Moreover, UPX and WIU are required to report any material change in stock ownership. In the event of a material change in stock ownership, HLC may seek to evaluate the effect of such a change of stock ownership on UPX’s, CFP’s and WIU’s continuing operations.

U.S. Department of Education Audits.  From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. The U.S. Department of Education, Office of Inspector General (“OIG”), conducted an audit of UPX for the period September 1, 2002 through

March 31, 2004. On December 22, 2005, the OIG issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (“PADL”) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter. On June 7, 2007, UPX responded to the PADL request with results of the file review. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings is pending, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

Other Matters

The information required by Item 101(b) of Regulation S-K is provided under Note 16, “Segment Reporting,” in Notes to Consolidated Financial Statements, regarding segment and related geographic information.

We will make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our website address is www.apollogrp.edu.

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

Risks Related to the Control Over Our Voting Stock

Our Acting Executive Chairman of the Board and his son control 99.9% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders.

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

We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of The NASDAQ Stock Market LLC, since more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of Marketplace Rule 4350, including that (a) our Board be composed of a majority of Independent Directors (as defined in Marketplace Rule 4200), (b) the compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors and (c) nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee comprised solely of independent directors. However, Marketplace Rule 4350(c) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”) and IRC Section 162(m) does require a compensation committee of outside directors (within the meaning of Section 162(m)) to approve stock option grants to executive officers in order for us to be able to claim deductions with respect to the compensation attributable to the expense of such stock options granted. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, Compensation Committee and a Nominating and Governance Committee composed entirely of independent directors.

The charters for the Compensation, Audit and Nominating and Governance Committees have been adopted by the Board of Directors and are available on our website, www.apollogrp.edu. These charters provide, among other items, that each member must be independent as such term is defined by the applicable rules of The NASDAQ Stock Market LLC and the SEC.

Risks Related to the Highly Regulated Industry in Which We Operate

If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act and related regulations subject UPX and WIU, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (”Title IV programs”) to significant regulatory scrutiny. We collected approximately 65% of our 2007 revenues from receipt of Title IV funds.

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

UPX and WIU are eligible and certified to participate in Title IV programs. UPX’s current certification for Title IV programs expired in June 2007. In March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education, and UPX’s eligibility continues on a month-to-month basis until the Department issues its decision on the application. WIU’s current certification for Title IV programs expires in June 2009. WIU will seek recertification before its certification expires. Generally, the recertification process includes a review by the U.S. Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The U.S. Department of Education could limit, suspend or terminate an institution for violations of the Higher Education Act or Title IV regulations, as described under “Regulatory Requirements” in the Business description above. If one of our institutions is not recertified, it would have a material adverse effect on our business. See “Business — Federal Financial Aid Programs.”

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The Higher Education Act has been extended to October 31, 2007, pending completion of the formal reauthorization process. In September 2007, the President signed the College Cost Reduction and Access Act, which contained a number of provisions affecting Title IV programs, including some provisions that had been in the Higher Education Act reauthorization bills. The U.S. Congress will either complete its reauthorization of the Higher Education Act or further extend additional provisions of the Higher Education Act. Changes to the Higher Education Act are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the Higher Education Act, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our institutions or students to participate in Title IV programs could have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition and results of operations.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If we lose our eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. In addition, if its student loan default rate equals or exceeds 10%, the educational institution is required to delay for 30 days the release of federal student loan proceeds for first time borrowers and permanently loses the ability to participate in the “school-as-lender” program, among other penalties. If UPX’s student loan cohort default rate exceeds 10%, the limitations on our business could have a material adverse impact. With the expansion of the Axia College program, we anticipate an upward trend in student loan defaults based on the greater risk of student loan default presented by the Axia College demographic. See “Business — Federal Financial Aid Programs — Student Loan Defaults.”

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the post-secondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the post-secondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate. See “Business — Regulatory Environment.”

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

UPX and WIU are institutionally accredited by HLC, one of the six regional accrediting agencies recognized by the Secretary of Education. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render our schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on our business. For proposed locations outside of North America, we are also required to obtain the approval of HLC. See “Business — Accreditation.”

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

If we fail to maintain ”administrative capability” as defined by the U.S. Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate ”financial responsibility” under the U.S. Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. See “Business — Federal Financial Aid Programs — Standards of Financial Responsibility and Administrative Capability.”

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

In 2007 the New York Attorney-General, several other attorneys-general, the United States Senate and House of Representatives Education Committees, and the United States Department of Education all launched investigations of potential conflicts of interest between university officials and various private lending organizations that provide student loans. These investigations are ongoing, but several universities and lending organizations have been implicated. Certain lenders, colleges and universities that have been implicated by these investigations have agreed to pay several million dollars in the aggregate to settle claims in this regard. In addition, several financial aid officials at other universities have been suspended or placed on leaves of absence. While no allegations have been raised concerning our institutions, we have received general requests for information from several state attorneys-general and state higher education regulatory agencies. We have no reason to believe that any of our employees have engaged in improper conduct in this regard. If any such impropriety were found, we could be subject to penalties and other adverse consequences. See “Business — Federal Financial Aid Programs.”

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

Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock is publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the SEC and Nasdaq). We have implemented new policies and procedures and continue developing additional policies and procedures in response to recent corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we have made a significant effort to comply with the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things the development of policies and procedures to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports) and the formation of a compliance department to develop policies and monitor compliance with laws (including, among others, privacy laws, export control laws, rules and regulations of the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act). Our effort to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities. See “Business — Regulatory Environment.”

Risks Related to Our Business

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and growth prospects could be adversely affected.

We, certain of our subsidiaries, and our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws. In addition, certain government agencies are conducting inquiries regarding us, including the DOJ and Internal Revenue Service. We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and routine employment matters. Please see Item 3 of this Annual Report on Form 10-K and Note 15 “Commitments and Contingencies” of the notes to our consolidated financial statements of this Annual Report on Form 10-K for a detailed discussion of these matters.

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

While we continue in our efforts to cooperate with the government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive, or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. Over the past three years, our growth has been predominately in our associate’s degree programs. If we are not able to sustain our growth rate in the associate’s degree programs, or fail to transition this growth to our bachelor’s degree, advanced degree and other potential new programs, our business could be adversely affected. In addition, growth and expansion of our operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business, results of operations and cash flows.

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

Our strategy involves the effective use of information technology; if we fail in implementing or adapting to new technologies, our results of operations may be adversely affected.

We have invested and continue to invest significant resources in information technology, which is a key element of our business strategy. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. Similarly, we could fail to respond in a timely or sufficiently competitive way to future technological developments in our industry. Should our action or failure to act impair or otherwise render our information technology less effective, this could have a material adverse effect on our business, results of operations and cash flows.

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

As part of our growth strategy, we intend to acquire or establish campuses or universities in new markets outside the United States. If we are successful in implementing our strategy, we will face risks that are inherent in international operations, including:

•	Complexity of operations across borders;

•	Currency exchange rate fluctuations;

•	Monetary policy risks, such as inflation, hyperinflation and deflation;

•	Price controls or restrictions on exchange of foreign currencies;

•	Potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	Expropriation of assets by local governments;

•	Multiple and possibly overlapping and conflicting tax laws;

•	Compliance with foreign regulatory environments;

•	Acts of war, epidemics and natural disasters; and

•	Loss of accreditation and enterprise value subsequent to an acquisition.

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

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, results of operations and cash flows. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our financial condition and results of operations, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, if we were to acquire an educational institution, it could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. We would need approval from the U.S. Department of Education and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we were to acquire an institution. If we were unable to obtain such approvals with respect to an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business, results of operations and cash flows.

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

The trading price of our common stock may fluctuate substantially in the future.

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

Risks Related to the Use of Incorrect Measurement Dates for Stock Option Grants and the Restatement

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

A Special Committee of our Board of Directors (the “Special Committee”), with the assistance of independent legal counsel and forensic accountants, conducted an independent review of our historical practices related to stock option grants (the “Independent Review”). Based on the Independent Review and our internal review of every stock option grant since our initial public offering (the “Internal Review”), we determined that incorrect measurement dates had been used for financial accounting purposes for many stock option grants made during the period June 1994 through August 2006. As a result, we recorded additional share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously issued financial statements as set forth in our Annual Report on From 10-K for the year ended August 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007 (the “Restatement”).

The Internal Review, the Independent Review and related activities required that we incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business and could in the future harm our business, financial condition, results of operations and cash flows.

We believe we made appropriate judgments in determining the correct measurement dates for our stock option grants. There is a risk, however, that we may have to further restate our previously issued financial statements, amend prior filings with the SEC, or take other actions not currently contemplated in connection with any of the other restated items.

Our past stock option practices and the resulting Restatement of previously issued financial statements have resulted in greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings,” litigation is now pending in state and federal courts against certain of our current and former directors and executive officers pertaining to allegations relating to stock option grants. We have fully cooperated with the government inquiries into these matters. We intend to continue full cooperation. No assurance can be given regarding the outcome of litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters may be time consuming and expensive and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We did not historically maintain effective controls over our activities related to accounting for tax liability under IRC Section 162(m). We did not maintain effective controls over the implementation, documentation and the administration of our share-based compensation plans. Specifically, we may have claimed deductions with respect to compensation attributable to the exercise of certain stock options, which may not qualify as performance-based compensation under IRC Section 162(m). As a result of this control deficiency, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). We have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $44.6 million as of August 31, 2007. The ultimate amount we will be required to pay to settle all of our tax liabilities for prior years may differ from the amount accrued.

We are subject to the oversight of the SEC and other regulatory agencies, and investigations by those agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.

As a result of this regulation and oversight, we may be subject to legal and administrative proceedings. During fiscal 2007, we were the subject of an SEC inquiry and a DOJ investigation related to our historical stock option grant practices. While the SEC inquiry has been completed, the DOJ investigation has not yet been officially terminated. As a result of these inquiries and investigations, and shareholder actions, we have incurred, and may continue to incur, significant legal costs and a significant amount of time of our senior management has been focused on these matters that otherwise would have been directed toward the growth and development of our business. We have concluded our Internal Review of our stock option grant practices, and the SEC has notified us that it has closed its inquiry without recommending enforcement action. The DOJ has not informed us that its investigation is closed and we are unable to predict the effect, if any, that this investigation and the related shareholder lawsuits could have on our business and financial condition, results of operations and cash flow. We cannot assure that the DOJ or other government agencies will not seek to impose fines or take other actions against us that could have a significant negative impact on our financial condition. In addition, publicity surrounding the DOJ’s investigations, the derivative lawsuits and class action lawsuits, or any enforcement action, even if ultimately resolved favorably for us, could have a material adverse impact on our cash flows, financial condition, results of operations or business.

We had four material weaknesses in internal control over financial reporting as of August 31, 2006 that we identified during the year ended August 31, 2007 and we cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Management identified four material weaknesses in our internal control over financial reporting in connection with the preparation and filing of its fiscal 2006 Annual Report on Form 10-K. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal control over financial reporting.

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

As a result, it cannot be assured that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Item 1B —	Unresolved Staff Comments

None.

Item 2 —	Properties

As of August 31, 2007, we utilized 332 facilities, all of which were leased. As of August 31, 2007, we leased approximately 7 million square feet, as follows:

Segment	Location	Type	Sq. Ft. Leased	# of Properties

UPX	United States	Office	959,230	12
		Dual Purpose	5,014,502	229

			5,973,732	241
	International	Office	3,455	1
		Dual Purpose	109,431	5

			112,886	6
Other Schools	United States	Office	34,056	5
		Dual Purpose	347,144	68

			381,200	73
Corporate	United States	Office	454,390	12

	Total		6,922,208	332

Dual purpose space includes office and classroom facilities. We lease substantially all of our administrative and educational facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 890,000 square feet will be leased in 2008.

Item 3 —	Legal Proceedings

We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial positions, results of operations or cash flows.

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

The following is a description of pending litigation and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation

Incentive Compensation Qui Tam Action

On August 29, 2003, the Company was notified that a qui tam action had been filed against it on March 7, 2003, in the U.S. District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On April 23, 2007, the U.S. Supreme Court denied UPX’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004, settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. UPX has filed a motion seeking certification of the Court’s order for purposes of bringing an interlocutory appeal. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Rule 26 disclosures have been made and discovery is proceeding. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Axia Qui Tam Action

On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the DOJ filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Securities Class Action

On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for defendants’ issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007 and reply briefs were filed on June 8, 2007. The court denied both summary judgment motions on September 12, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Alaska Electrical Pension Fund Derivative Action

On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other purported shareholders of the Company, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are the Company, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of the Board of Directors of the Company (“Special Committee”) was appointed and authorized to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and the Company filed Motions to Dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a Motion to Terminate the action, based in part upon its conclusion that pursuit of the claims is not in the Company’s best interest. Discovery and briefing on the Motion to Terminate is presently expected to be completed by March 2008. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

EEOC v. UPX

On September 25, 2006, the Equal Employment Opportunity Commission (“EEOC”) filed a Title VII action against UPX captioned Equal Employment Opportunity Commission v. UPX, No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified individuals and an asserted class of unidentified individuals who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The Complaint also alleges that the identified individuals were retaliated against after complaining about the alleged discrimination. The EEOC did not serve its Complaint on UPX until November 21, 2006. UPX answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. The parties are currently engaged in discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Barnett Derivative Action

On April 24, 2006, Larry Barnett filed a complaint derivatively on behalf of the Company. The lawsuit was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. On October 10, 2006, plaintiff filed a First Amended Complaint adding allegations of stock option backdating. The complaint names as defendants the Company, John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda Gonzales, Todd Nelson, Laura Palmer Noone, John Norton, John G. Sperling and Peter V. Sperling. The First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and that certain of the individual defendants were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court as described under “Securities Class Action.” The individual defendants joined in the Motion to Stay. On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, the Company filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, the Company filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. On June 12, 2007 the Court extended the Stay to November 5, 2007 and set a case management conference for November 13, 2007. In light of recent developments in the Securities Class Action, the Company will be moving shortly to extend the Stay until the Securities Class Action has concluded. In addition, the plaintiff filed a motion to lift the stay on August 31, 2007 in order to conduct discovery related to the Special Committee’s report regarding alleged stock option backdating. The Company has opposed this motion. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Bamboo Partners Derivative Action

On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10(B) of the Exchange Act and committed numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described above under “Securities Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Teamsters Local Union Putative Class Action

On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds, filed a class action complaint purporting to represent a class of shareholders who purchased the Company’s stock between November 28, 2001 and October 18, 2006. The complaint alleges that the Company and certain of its current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning the Company’s stock option granting policies and practices. The defendants are the Company, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Todd S. Nelson, John R. Norton III, John G. Sperling, Peter V. Sperling, and Thomas C. Wier. Plaintiff seeks unstated compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. The Company has not yet responded to the complaint in this action but intends to vigorously oppose plaintiffs’ allegations. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Regulatory and Other Legal Matters

Student Financial Aid

All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on October 31, 2007.

The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. UPX was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education regarding the UPX recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. WIU was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

U.S. Department of Education Audits

From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. On December 22, 2005, the U.S. Department of Education, Office of Inspector General (“OIG”), issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (PADL) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter. On June 7, 2007, UPX responded to the PADL request with results of the file review. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings are on-going, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

Department of Justice Investigation

On June 19, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We are cooperating fully with this request.

SEC Informal Inquiry

On June 30, 2006, we were notified by letter from the SEC of an informal inquiry and the Commission’s request for the production of documents relating to our stock option grants. On July 3, 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action.

Nasdaq Proceeding

Our Annual Report on Form 10-K for 2006 and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006, and February 28, 2007, were filed with the SEC on May 22, 2007, and an Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2007, was filed with the SEC on May 25, 2007. On May 24, 2007, the Nasdaq Listing and Hearing Review Council determined that we demonstrated compliance with all Nasdaq Marketplace Rules and informed us that the Nasdaq delisting matter is now closed and our Class A Common Stock will continue to be listed on The Nasdaq Global Select Market.

IRC Section 162(m)

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $44.6 million as of August 31, 2007. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired.

Item 4 —	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Apollo Group Class A common stock trades on the Nasdaq Global Select Market under the symbol “APOL.” The holders of our Apollo Group Class A common stock are not entitled to any voting rights.

There is no established public trading market for our Apollo Group Class B common stock and all shares of our Apollo Group Class B common stock are beneficially owned by affiliates.

The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the Nasdaq Global Select Market.

	High	Low

2006
First Quarter	$78.19	$58.87
Second Quarter	72.61	49.38
Third Quarter	56.02	47.94
Fourth Quarter	55.47	43.12
2007
First Quarter	$52.89	$33.70
Second Quarter	48.56	38.26
Third Quarter	49.22	42.92
Fourth Quarter	64.01	47.23

Holders

As of August 31, 2007, there were approximately 273 registered holders of record of Apollo Group Class A common stock and four registered holders of record of Apollo Group Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

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

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plan Information,” which is incorporated herein by reference.

Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase shares of Apollo Group Class A common stock. The share repurchases under these programs for the three months ended August 31, 2007 have been as follows:

				Maximum Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total # of	Average Price	as Part of Publicly	Purchased
(Numbers in thousands,	Shares	Paid per	Announced Plans	Under the Plans or
except per share amounts)	Repurchased	Share	or Programs	Programs

Treasury stock as of May 31, 2007	15,254	$68.23	15,254	$136,092
New authorizations	—	—	—	363,908
Shares repurchased	—	—	—	—
Shares reissued	(75)	68.23	(75)	—

Treasury stock as of June 30, 2007	15,179	$68.23	15,179	$500,000
New authorizations	—	—	—	—
Shares repurchased	7,167	61.08	7,167	(437,735)
Shares reissued	(143)	65.94	(143)	—

Treasury stock as of July 31, 2007	22,203	$65.94	22,203	$62,265
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(40)	65.94	(40)	—

Treasury stock as of August 31, 2007	22,163	$65.94	22,163	$62,265

The following lists the share repurchase program authorization dates and amounts as approved by our Board of Directors:

Amount
Date of Authorization	Authorized

September 25, 1998	$40,000
May 13, 1999	20,000
October 25, 1999	40,000
March 24, 2000	50,000
March 28, 2003	150,000
June 25, 2004	500,000
October 1, 2004	500,000
March 25, 2005	250,000
October 7, 2005	300,000
December 9, 2005	300,000
June 22, 2007	363,908

$2,513,908

There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. On October 5, 2007, the Board of Directors increased the authorization to repurchase up to $500 million of Apollo Group Class A common stock.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Group Class A common stock relative to the cumulative total returns of the S&P 500 index; a customized peer group of five companies that includes: Career Education Corp., Corinthian Colleges Inc, Devry Inc, ITT Educational Services, and Strayer Education Inc; as well as the University of Phoenix Online. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2002, and its relative performance is tracked through August 31, 2007. The value shown for University of Phoenix Online common stock is shown through August 27, 2004, the date of its conversion to Apollo Group Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc., University of Phoenix Online,
The S&P 500 Index And A Peer Group

*	$100 invested on 8/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending August 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	8/02	8/03	8/04	8/05	8/06	8/07
Apollo Group, Inc.	100.00	153.17	186.47	188.05	120.03	140.26
University of Phoenix Online	100.00	235.62
S&P 500	100.00	112.07	124.90	140.59	153.08	176.25
Peer Group	100.00	181.44	124.57	148.06	132.86	204.06

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 —	Selected Consolidated Financial Data

The following selected consolidated financial data and operating statistics are qualified by reference to and should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of income data for the years ended August 31, 2007, 2006, and 2005, and the balance sheet data as of August 31, 2007 and 2006, were derived from the audited consolidated financial statements, included herein. Diluted income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits. We restated the financial results of prior periods in our Annual Report on Form 10-K for 2006. Our annual report on Form 10-K for 2006 included a restated consolidated balance sheet as of August 31, 2005 and related consolidated statements of income for the years ended August 31, 2005 and 2004. The consolidated balance sheets as of August 31, 2004 and 2003, and the consolidated statement of income for the year ended August 31, 2003 have been restated, but such restated data has not been audited and are derived from the books and records of the Company.

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

	August 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
($ in thousands)
Total cash, cash equivalents, restricted cash, and marketable securities	$689,150	$646,995	$685,748	$993,875	$1,045,802

Total assets	$1,449,863	$1,283,005	$1,281,548	$1,487,750	$1,417,388

Current liabilities	$743,835	$595,756	$566,745	$525,239	$384,520
Long-term liabilities	72,188	82,876	80,583	67,546	48,072
Total shareholders’ equity	633,840	604,373	634,220	894,965	984,796

Total liabilities and shareholders’ equity	$1,449,863	$1,283,005	$1,281,548	$1,487,750	$1,417,388

Operating Statistics:
Degreed enrollments at end of year(1)	313,700	282,300	271,400	238,400	189,800

Number of locations at end of year:
Campuses	102	99	90	82	71
Learning centers	157	163	154	137	121

Total number of locations	259	262	244	219	192

(1)	Degreed Enrollments includes only UPX and Axia College and represent individual students enrolled in our degree programs that attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Degreed Enrollments include any student who graduated from one degree program and started a new degree program (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a graduate of a bachelor’s degree program returns for a master’s degree), as well as students who have been out of attendance for greater than 12 months and return to a program.

	Year Ended August 31,
	2007	2006	2005	2004	2003

Statements of Income:
($ in thousands)
Revenues:
Tuition and other, net	$2,723,793	$2,477,533	$2,251,114	$1,800,047	$1,338,982

Costs and expenses:
Instructional costs and services	1,237,491	1,109,584	952,474	781,437	630,566
Selling and promotional	659,059	544,706	485,451	383,800	272,348
General and administrative	201,546	153,004	98,642	84,326	61,314
Goodwill impairment	—	20,205	—	—	—
Share-based compensation(1)	—	—	16,895	100,283	—

Total costs and expenses	2,098,096	1,827,499	1,553,462	1,349,846	964,228

Income from operations	625,697	650,034	697,652	450,201	374,754
Interest income and other, net	31,600	18,054	16,787	16,305	14,238

Income before income taxes	657,297	668,088	714,439	466,506	388,992
Provision for income taxes	248,487	253,255	286,506	186,421	153,109

Net income	$408,810	$414,833	$427,933	$280,085	$235,883

(1)	Share-based compensation in 2005 and 2004 is related to the 2004 conversion of the UPX Online stock options into Apollo Group Class A stock options.

	Year Ended August 31,
	2007	2006	2005	2004	2003

Common Stock and Earnings per Share Data:
($ in thousands, except per share amounts)
Income attributed to Apollo Group common stock:
Net income	$408,810	$414,833	$427,933	$280,085	$235,883
Stock dividends paid(1)	—	—	—	(114,155)	—
Net income attributed to UPX Online common shareholders	—	—	—	(24,195)	(12,839)

Net income attributed to Apollo Group common shareholders	$408,810	$414,833	$427,933	$141,735	$223,044

Income attributed to UPX Online common stock:
Net income				$24,195	$12,839
Stock dividends paid(1)				114,155	—

Net income attributed to UPX Online common shareholders				$138,350	$12,839

Earnings per share attributed to Apollo Group common stock:
Diluted income per share	$2.35	$2.35	$2.30	$0.79	$1.25

Diluted weighted average shares outstanding	173,603	176,205	186,066	178,914	177,728

Earnings per share attributed to UPX Online common stock:
Diluted income per share				$8.10	$0.77

Diluted weighted average shares outstanding				17,074	16,585

(1)	Stock dividends paid in 2004 are related to the 2004 conversion of the UPX Online common stock outstanding into Apollo Group Class A common stock outstanding.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us,” or “our”), our operations, and our present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the sections included in our MD&A:

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

Forward-Looking Statements

This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of the Company that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “plans,” “predicts,” “targets,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•	changes in the regulations of the education industry, including those items set forth in Item 1 under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A, Risk Factors;

•	those factors set forth in Item 7; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Executive Summary

We have been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. We offer innovative and distinctive educational programs and services from high school through college-level at 102 campuses and 157 learning centers in 40 states and the District of Columbia; Puerto Rico; Alberta and British Columbia, Canada; Mexico; and The Netherlands; as well as online throughout the world. Our combined Degreed Enrollment for UPX, including Axia College, as of August 31, 2007 was approximately 313,700. In addition, students are enrolled in WIU, CFP and IPD Client Institutions, and additional non-degreed students are enrolled in UPX. See Customers/Students in Item 1 of this Report. Degreed Enrollments represent individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Degreed Enrollments include any student who graduated from one degree program and started a new degree program (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a graduate of a bachelor’s degree program returns for a master’s degree), as well as students who have been out of attendance for greater than 12 months and return to a program.

The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $373.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.8 million, or 39%, of all students enrolled in higher education programs are over the age of 24. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. Between 2002 and 2014, the percentage of 18- to 24-year-old students in the U.S. is expected to increase 16%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy.

During fiscal year 2007, we experienced the following significant events:

1. Senior Management Changes — Ms. Kenda B. Gonzales resigned as Chief Financial Officer and Treasurer. Ms. Gonzales was replaced by Mr. Joseph L. D’Amico who was appointed Executive Vice President and Chief Financial Officer. Mr. Daniel E. Bachus resigned as Chief Accounting Officer and Controller and was replaced by Mr. Brian L. Swartz, who was appointed Senior Vice President of Finance and Chief Accounting Officer. Mr. Gregory W. Cappelli was appointed Executive Vice President, Global Strategy and Assistant to the Chairman. Additionally, subsequent to August 31, 2007, P. Robert Moya was appointed Senior Vice President and General Counsel.

2. Enrollment and Revenue Growth While Investing in our Business for the Future — We achieved a 10.5% average quarterly Degreed Enrollment growth for the year ended August 31, 2007, which resulted in a 9.9% increase in revenue for the year ended August 31, 2007. These increases helped fund a significant portion of our investment in product development and marketing and lead generation over the same period to ensure our continued growth and viability in the future.

3. Financial Statement Restatement — On May 22, 2007, we filed our 2006 Form 10-K and three Form 10-Q Reports with the SEC. With these filings, we have completed the process related to our financial statement restatement. On May 24, 2007, the Nasdaq Listing and Hearing Review Council determined that we demonstrated compliance with all Nasdaq Marketplace Rules and informed us that the Nasdaq delisting matter is now closed and our Class A Common Stock will continue to be listed on The Nasdaq Global Select Market. On July 3, 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action.

4. Naming Rights to Glendale, Arizona Sports Complex — On September 22, 2006, we entered into an agreement with New Cardinals Stadium LLC, B&B Holdings, Inc., an unrelated third party doing business as the Arizona Cardinals, for UPX naming rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals National Football League football club. The naming rights include signage, advertising and other promotional benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as the Cardinals playing in the Super Bowl or if there are sold-out home games.

5. Insight Schools Acquisition — On October 20, 2006, we completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. This acquisition allows us to expand into the online charter high school market. As a result of the acquisition, goodwill increased by $12.7 million.

6. Aptimus, Inc. Acquisition — On August 8, 2007, we announced our intention to acquire online advertising network Aptimus, Inc. (Nasdaq: APTM) for $6.25 per share in an all-cash transaction valued at approximately $47.6 million. This acquisition will help us increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to quality education services. The closing of the acquisition is subject to customary closing conditions, including Aptimus shareholder approval. The acquisition is expected to close in early fiscal 2008, after Aptimus’ shareholder meeting scheduled for October 29, 2007.

7. Apollo Global, Inc. — On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”) to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest and most prestigious private equity firms, managing over $76 billion in assets for over 1,000 institutional investors, including several of the largest pension funds in the U.S. Through Apollo Global, we intend to capitalize on the high global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will continue to provide our wide range of U.S. accredited degrees to foreign students outside the U.S. Second, Apollo Global will provide local education services, including post-secondary degrees, in the countries it seeks to enter. These capabilities will be achieved through both a disciplined acquisition process and organic growth.

We have agreed that, within approximately 18 months, all of our education-related activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military will be conducted through Apollo Global. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, conservative amounts of debt will be employed, as appropriate. The Board of Apollo Global will consist of seven directors, four of whom will be designated by us and two of whom will be designated by Carlyle. The seventh director will be the President of Apollo Global. Additionally, 10 to 15% of the value of the equity will be available to provide incentives for management of Apollo Global. Apollo Global will be consolidated in our financial statements.

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

Revenue Recognition

Tuition and other revenue, net consists largely of tuition and fees associated with different educational programs as well as related educational resources such as printed text books and access to online materials, and are shown net of discounts.

The following table presents the most significant components as percentages of total tuition and other revenue, net for the years ended August 31, 2007, 2006 and 2005:

	Year Ended August 31,
	2007		2006		2005

($ in millions)
Tuition revenue	$2,553.1	94%	$2,304.3	93%	$2,114.1	94%
IPD services revenue	73.6	2%	74.4	3%	69.5	3%
Application and related fees	27.6	1%	33.8	1%	36.4	2%
Online course material revenue	161.0	6%	138.7	6%	104.5	5%
Other revenue	20.9	1%	31.7	1%	33.8	1%

Tuition and other revenue, gross	2,836.2	104%	2,582.9	104%	2,358.3	105%
Less: Discounts	(112.4)	(4)%	(105.4)	(4)%	(107.2)	(5)%

Tuition and other revenue, net	$2,723.8	100%	$2,477.5	100%	$2,251.1	100%

Tuition revenue encompasses both online and classroom-based learning. Tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. During certain periods of the year and in certain businesses, we adjust our revenue recognition to account for holiday breaks such as Christmas and Thanksgiving.

IPD services revenue consist of the contractual share of tuition revenues from students enrolled in IPD programs at Client Institutions. IPD contracts with Client Institutions to provide services including, but not limited to, management consulting and training; program development; program administration; instructor and student recruiting; and student accounting, collection and recordkeeping. The contractual share varies by contract and may change over time. Our contractual share ranges between 30% and 50%. Contracts generally have terms of 10 years with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized on a pro rata basis as services are provided.

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

Discounts include a variety of promotional programs including military discounts, special promotional incentives designed to generate new student enrollment, early payment discounts and other incentives.

Goodwill

Goodwill is primarily the result of our acquisitions of CFP and Insight. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) addresses goodwill and other intangible assets that have indefinite useful lives and prescribes that these assets will not be amortized, but instead tested for impairment at least annually or more frequently if circumstances arise indicating potential impairment. If the carrying amount of the reporting unit containing goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the goodwill is less than the carrying amount of the goodwill. This pronouncement provides specific guidance on performing impairment tests for goodwill and indefinite-lived intangibles.

The process of evaluating the potential impairment of goodwill requires judgment. In assessing the fair value of our reporting units, we make estimates about the future cash flows of our reporting units. Our cash flow forecast is based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If our estimates or related assumptions change in the future, we may be required to record non-cash impairment charges for these assets. In addition, we make certain judgments about allocating shared assets and liabilities to the balance sheets for our reporting units. We have engaged a third-party valuation expert to assist in evaluating the fair values of our reporting units. We have selected August 31 and May 31 as the dates on which we perform our annual goodwill impairment tests for CFP and Insight, respectively. Based on our goodwill impairment tests, no impairments in goodwill were recorded during 2007.

Share-Based Compensation

Prior to September 1, 2005, we accounted for all employee and non-employee director share-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). On September 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under both APB 25 and SFAS 123(R), the requisite service period over which share-based compensation is expensed generally equals the vesting periods of the awards.

Under SFAS 123(R), our share-based compensation is based on the fair value of the option at the grant date. The fair value is affected by the stock price, as well as the Black-Scholes-Merton option pricing model (the “BSM”) valuation assumptions, including the volatility of the stock price, expected term of the option, risk-free interest rate and dividend yield. We use the BSM for estimating the fair value on the date of the grant of stock options. We used the following weighted average assumptions in the BSM:

	Year Ended August 31,
	2007	2006	2005

Expected volatility	32.7%	34.6%	30.2%
Expected life (years)	4.2	5.9	3.9
Risk-free interest rate	4.9%	4.8%	3.4%
Dividend yield	0.0%	0.0%	0.0%

The assumptions that have the most significant affect on the fair value of the grants and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the BSM assumptions would affect the weighted average per option fair values as of the grant date for grants made during fiscal year 2007:

	Expected Volatility
Expected Life (years)	29.4%	32.7%	35.9%

3.7	$16.39	$17.55	$18.70
4.2	17.64	18.84	20.04
4.7	18.83	20.07	21.30

We granted 5.5 million options during 2007, which excludes 1.6 million options that were canceled and regranted as part of our programs to cure 409A tax consequences for our current and former employees.

Allowance for Doubtful Accounts

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

When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than our collection of receivables from students who remain in our educational programs. Any change in the amount of “Return to Lender” or collection rates are factored into the determination of an appropriate allowance amount.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2007, would have resulted in a pre-tax change in income of $2.8 million ($1.7 million after-tax). Additionally, if our allowance for doubtful accounts were to change by 1% of tuition and other revenues, net for the fiscal year ended August 31, 2007, we would have recorded a pre-tax change in income of approximately $27.2 million ($16.6 million after-tax).

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

Pre-Tax
(Decrease)
Claim Lag Time	Increase

($ in millions)
30 days	$(3.0)
45 days	—
60 days	3.0

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

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $44.6 million as of August 31, 2007. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired.

Results of Operations

We have included below a discussion of our operating results and significant items that explain the material changes in our operating results during the last three years.

The following table sets forth an analysis of our Consolidated Statements of Income for fiscal years ended 2007, 2006, and 2005:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2007 vs.	2006 vs.
	2007	2006	2005	2007	2006	2005	2006	2005

($ in millions)
Revenues:
Tuition and other, net	$2,723.8	$2,477.5	$2,251.1	100.0%	100.0%	100.0%	9.9%	10.1%

Costs and expenses:
Instructional costs and services	1,237.5	1,109.6	952.5	45.4%	44.8%	42.3%	11.5%	16.5%
Selling and promotional	659.1	544.7	485.5	24.2%	22.0%	21.6%	21.0%	12.2%
General and administrative	201.5	153.0	98.6	7.4%	6.2%	4.4%	31.7%	55.2%
Goodwill impairment	—	20.2	—	—	0.8%	—
Share-based compensation(1)	—	—	16.9	—	—	0.7%

	2,098.1	1,827.5	1,553.5	77.0%	73.8%	69.0%	14.8%	17.6%

Income from operations	625.7	650.0	697.6	23.0%	26.2%	31.0%	(3.7)%	(6.8)%
Interest income and other, net	31.6	18.1	16.8	1.1%	0.7%	0.7%	74.6%	7.7%

Income before income taxes	657.3	668.1	714.4	24.1%	26.9%	31.7%	(1.6)%	(6.5)%
Provision for income taxes	248.5	253.3	286.5	9.1%	10.2%	12.7%	(1.9)%	(11.6)%

Net income	$408.8	$414.8	$427.9	15.0%	16.7%	19.0%	(1.4)%	(3.1)%

(1)	Related to the August 27, 2004, conversion of UPX Online common stock outstanding and stock options to Apollo Group Class A common stock outstanding and stock options.

We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative.

Instructional costs and services at UPX, WIU, CFP and Insight consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative compensation for departments that provide service directly to the students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, technology spending in support of student systems and depreciation and amortization of property and equipment. UPX and WIU faculty members are primarily contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at IPD consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of IPD’s Client Institutions.

Selling and promotional costs consist primarily of compensation for enrollment counselors, management and support staff, corporate marketing, advertising, production of marketing materials, and other costs related to selling and promotional functions. We expense selling and promotional costs as incurred.

General and administrative costs consist primarily of administrative compensation, occupancy costs, depreciation and amortization, and other related costs for departments such as executive management, information systems, corporate accounting, human resources, and other departments that do not provide direct services to our students. To the extent possible, we centralize these services to avoid duplication of effort.

Tuition and Other Revenue, Net

Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

	Year Ended August 31,
	2007	2006	2005

UPX	93.1%	83.7%	89.5%
Other Schools	6.8%	16.2%	10.4%
Corporate	0.1%	0.1%	0.1%

Tuition and other revenue, net	100.0%	100.0%	100.0%

Our tuition and other revenue, net increased by 9.9% in 2007 primarily due to a 10.5% increase in average quarterly Degreed Enrollments and selective tuition price increases depending on geographic area and program. Our associate’s degree program has a lower price point than our other programs. Accordingly, we continued to experience negative mix shift in 2007 compared to 2006 as our associate’s average quarterly Degreed Enrollments increased 55.0%, and represented 33.3% of our Degreed Enrollments at August 31, 2007 compared to 26.2% at August 31, 2006. The negative mix shift was slightly offset by an approximate 9% average tuition increase in our associate’s degree program in May 2007. We expect this tuition increase to positively impact our associate’s degree tuition rate per Degreed Enrollment prospectively.

Our tuition and other revenues, net increased by 10.1% in 2006 primarily due to a 5.4% increase in average quarterly Degreed Enrollments and selective tuition price increases depending on geographic area and program. These increases include a 113.0% increase in average quarterly Degreed Enrollments in our lower-tuition associate’s degree programs. As of August 31, 2006, 26.2% of our students are Degreed Enrollments in associate’s degree programs compared with 15.4% of our students as of August 31, 2005.

Tuition and other revenue, net at Other Schools increased as a percentage of total revenues in 2006 and 2005 due to enrollment in associate’s degree programs at Axia College of WIU during 2005. Axia College began offering these programs in September 2004. In March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs within UPX, instead of WIU. As a result of enrolling students in Axia College within UPX, Other Schools revenue as a percentage of total revenues decreased in 2007 versus 2006.

Instructional Costs and Services

Instructional costs and services increased by 11.5% in 2007 versus 2006, and 16.5% in 2006 versus 2005. The following table sets forth the increases in significant components of instructional costs and services:

						% of Revenues			% Change
	Year Ended August 31,					Year Ended August 31,			2007 vs.	2006 vs.
	2007	2006		2005		2007	2006	2005	2006	2005

($ in millions)
Employee compensation and related expenses	$424.4	$378.3	(1)	$339.4	(1)	15.6%	15.3%	15.1%	12.2%	11.5%
Faculty compensation	236.9	212.3		195.1		8.7%	8.6%	8.7%	11.6%	8.8%
Classroom lease expenses and depreciation	205.2	194.3	(1)	171.7	(1)	7.5%	7.8%	7.6%	5.6%	13.2%
Other instructional costs and services	173.3	158.8	(1)	142.1	(1)	6.4%	6.4%	6.3%	9.1%	11.8%
Bad debt expense	120.6	101.0	(1)	57.1	(1)	4.4%	4.1%	2.5%	19.4%	76.9%
Financial aid processing costs	63.8	52.5		43.3		2.3%	2.1%	1.9%	21.5%	21.2%
Share-based compensation	13.3	12.4		3.8		0.5%	0.5%	0.2%	7.3%	226.3%

Instructional costs and services	$1,237.5	$1,109.6		$952.5		45.4%	44.8%	42.3%	11.5%	16.5%

(1)	Prior year amounts have been reclassified to conform with 2007 presentation.

Instructional costs and services as a percentage of tuition and other revenue, net increased in 2007 versus 2006 due primarily to an increase in bad debt expense and higher employee compensation and related expenses. Bad debt expense increased as a result of higher DSO’s (38 days as of August 31, 2007 compared to 31 days as of August 31, 2006), longer receivable collection periods, and higher write-offs primarily from our associate’s degree program students. Employee compensation and related expenses increased primarily to support the 10.5% increase in average quarterly Degreed Enrollments.

Instructional costs and services as a percentage of tuition and other revenue, net increased in 2006 versus 2005 due primarily to an increase in bad debt expense. The increase is the result of increased aged accounts receivable and write-offs as a result of increased student withdrawals and an increase in “Return to Lender” dollars for students who withdraw from UPX or WIU. When a student withdraws from UPX or WIU, we are sometimes required to return a certain portion of any disbursed student financial aid loans to the lender (“Return to Lender” dollars for Title IV recipients). We are generally entitled to collect these funds from the students, but collection on these receivables is significantly lower than receivables for students who remain in our educational programs. During the second half of our fiscal 2004 and the first quarter of 2005, we were required by regulatory authorities to modify our Return to Lender calculations when a student withdraws from UPX or WIU. These changes forced us to return additional dollars to the lenders than had previously been required. We attempt to collect these funds from our students but as a result of the increased “Return to Lender” dollars, our bad debt expense significantly increased in 2006.

Selling and Promotional Expenses

Selling and promotional expenses increased by 21.0% in 2007 versus 2006, and 12.2% in 2006 versus 2005. The following table sets forth the increases in significant components of selling and promotional expenses:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2007 vs.	2006 vs.
	2007	2006	2005	2007	2006	2005	2006	2005

($ in millions)
Enrollment counselors’ compensation and related expenses	$320.3	$254.3	$204.6	11.8%	10.3%	9.1%	26.0%	24.3%
Advertising	277.7	231.6	224.0	10.2%	9.3%	10.0%	19.9%	3.4%
Other selling and promotional expenses	58.0	56.5	56.2	2.1%	2.3%	2.5%	2.7%	0.5%
Share-based compensation	3.1	2.3	0.6	0.1%	0.1%	0.0%	34.8%	283.3%

Selling and promotional expenses	$659.1	$544.7	$485.4	24.2%	22.0%	21.6%	21.0%	12.2%

Selling and promotional expenses increased as a percentage of revenue in 2007 versus 2006 due primarily to an increase in the number of enrollment counselors to support leads for our Internet advertising campaign. During 2007, we experienced a slight increase in our cost per New Degreed Enrollment (or Starts) which is calculated by dividing total selling and promotional expenses by the amount of new Starts for the year. The hiring of an additional 600 enrollment counselors in the fourth quarter of 2006 increased our enrollment counseler compensation and related expenses. The productivity of these counselors improved during 2007, and as a result, we have experienced increased conversion rates. Also, in 2007 selling and promotional expenses increased as a result of our continued investment in Internet-based advertising campaigns and the launch of our nationally televised branding campaign.

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

On August 8, 2007, we announced our intention to acquire online advertising network Aptimus, Inc. (Nasdaq: APTM) for $6.25 per share in an all-cash transaction valued at approximately $47.6 million. This acquisition will serve to advance our continuing efforts to enhance the efficacy of our online advertising investments in support of our mission to increase awareness of and access to quality education services. The closing of the acquisition is subject to customary closing conditions, including Aptimus shareholder approval. The acquisition is expected to close in early fiscal 2008, after Aptimus’ shareholder meeting scheduled for October 29, 2007.

General and Administrative Expenses

General and administrative expenses increased by 31.7% in 2007 versus 2006, and 55.2% in 2006 versus 2005. The following table sets forth the increases in significant components of general and administrative expenses:

						% of Revenues			% Change
	Year Ended August 31,					Year Ended August 31,			2007 vs.	2006 vs.
	2007	2006		2005		2007	2006	2005	2006	2005

($ in millions)
Employee compensation and related expenses	$71.9	$77.7	(1)	$45.5	(1)	2.6%	3.1%	2.0%	(7.5)%	70.8%
Share-based compensation	37.6	13.0		3.4		1.4%	0.5%	0.2%	189.2%	282.4%
Legal, audit, and corporate insurance	15.5	13.3		9.4		0.6%	0.6%	0.4%	16.5%	41.5%
Administrative space and depreciation	21.1	21.8	(1)	18.3	(1)	0.8%	0.9%	0.8%	(3.2)%	19.1%
Other general and administrative expenses	55.4	27.2		22.0		2.0%	1.1%	1.0%	103.7%	23.6%

General and administrative expenses	$201.5	$153.0		$98.6		7.4%	6.2%	4.4%	31.7%	55.2%

(1)	Prior year amounts have been reclassified to conform with 2007 presentation.

	Year Ended August 31,
	2007	2006	Line item included in above

($ in millions)
Former CEO severance	$—	$26.0	Employee compensation and related expenses
Stock option investigation / financial statement restatement	14.7	1.6	Other general and administrative expenses
Stock option modifications	12.1	—	Stock-based compensation
Fair value adjustment for former employee stock options	7.0	—	Other general and administrative expenses

Subtotal	$33.8	$27.6

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the special items listed in the table above:

				% of Revenues			% Change
	Year Ended August 31,			Year Ended August 31,			2007 vs.	2006 vs.
	2007	2006	2005	2007	2006	2005	2006	2005

($ in millions)
Employee compensation and related expenses	$71.9	$51.7	$45.5	2.6%	2.1%	2.0%	39.1%	13.6%
Share-based compensation	25.5	13.0	3.4	0.9%	0.5%	0.2%	96.2%	282.4%
Legal, audit, and corporate insurance	15.5	13.3	9.4	0.6%	0.6%	0.4%	16.5%	41.5%
Administrative space and depreciation	21.1	21.8	18.3	0.8%	0.9%	0.8%	(3.2)%	19.1%
Other general and administrative expenses	33.7	25.6	22.0	1.3%	1.0%	1.0%	31.6%	16.4%

General and administrative expenses	$167.7	$125.4	$98.6	6.2%	5.1%	4.4%	33.7%	27.2%

Excluding the items above, general and administrative expense was $167.7 million and $125.4 million in 2007 and 2006, or 6.2% and 5.1% of revenue, respectively. This compares with 4.4% in 2005. The remaining increase in 2007 compared to 2006 is primarily related to higher employee headcount to support our growth and higher share-based compensation expense.

The remaining increase in 2006 compared to 2005 is primarily due to:

•	$3.9 million increase in legal, audit, and corporate insurance expenses primarily due to legal defense costs associated with class action complaints;

•	$9.6 million increase in share-based compensation charges primarily resulting from the adoption of SFAS 123(R);

•	$3.5 million of increased administrative space and depreciation costs due to higher information technology spending primarily as a result of the opening of a new data center in August 2005; and

•	other increases including increased employee headcount to support our growth in 2006.

Goodwill Impairment

As of August 31, 2006, we concluded that the goodwill for our CFP business was impaired in the amount of $20.2 million. This impairment was included in our Other Schools segment. In performing our annual impairment test, we assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than our original expectations due to slower than forecasted revenue growth. There are no other long-lived assets at CFP that we believe are impaired.

Share-Based Compensation — Conversion of UPX Stock Options

The conversion of UPX Online common stock on August 27, 2004, required us to record a share-based compensation charge related to the conversion of UPX Online stock options into Apollo Group Class A stock options. As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44” (“EITF 00-23”), we recognized pre-tax share-based compensation expense of $16.9 million in 2005 as options vested.

Interest Income and Other, Net

Interest income and other, net increased $13.5 million in 2007 versus 2006, and $1.3 million in 2006 versus 2005. The increase in 2007 was primarily due to increases in average cash and cash equivalents, restricted cash and marketable securities balances and increases in average interest rates. The increase in 2006 was primarily attributable to an increase in interest rates partially offset by a decrease in average cash and cash equivalents, restricted cash and marketable securities.

Provision for Income Taxes

Our effective income tax rate decreased from 37.9% in 2006 to 37.8% in 2007. This slight decrease was the result of an increase in tax exempt interest, partially offset by a reduction in the state income tax rate. The decrease from 40.1% in 2005 to 37.9% in 2006 is primarily a result of a reduction in non-deductible compensation and state taxes, combined with an increase in tax-exempt interest.

Liquidity, Capital Resources, and Financial Position

Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities including, over time our commitment to Apollo Global, possible repurchase of shares, and start-up costs associated with new campuses.

Cash Flows

Operating Activities.  Operating activities provided $588.6 million in cash during 2007 compared to $551.0 million in 2006. Included below is a summary of our operating cash flows:

	Year Ended August 31,
	2007	2006	2005

($ in millions)
Net income	$408.8	$414.8	$427.9
Non-cash items	196.0	180.0	174.0
Changes in certain operating assets and liabilities	(16.2)	(43.8)	(52.3)

Net cash from operating activities	$588.6	$551.0	$549.6

The most significant item in these operating cash flow activities is our accounts receivable. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our DSO based on determining average daily revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. We previously reported that our DSO as of August 31, 2006 was 32 days. This was inaccurately reported due to a miscalculation; the correct DSO was 31 days. DSO has increased to 38 days as of August 31, 2007. The increase in DSO during 2007 is primarily the result of longer receivable collection periods and higher write-offs primarily from our associate’s degree program students.

Investing Activities.  Investing activities used $131.9 million in cash during 2007, compared to providing $95.6 million in 2006. The 2007 amount primarily includes $104.6 million of capital expenditures, which includes $43.4 million related to the build-out of our new corporate headquarters buildings in Phoenix, Arizona. This use of cash is partially offset by net maturities of marketable securities including auction-rate securities of $46.0 million. The 2006 amount primarily includes net maturities of marketable securities including auction-rate securities of $216.2 million, partially offset by $111.2 million of capital expenditures, including $66.6 million for our new corporate headquarters. We expect to spend $60.0 to $80.0 million on capital expenditures in 2008, of which approximately $5.0 to $15.0 million will be utilized for our new corporate headquarters buildings.

On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters land and buildings located in Phoenix, Arizona. We anticipate beginning to occupy these buildings early in fiscal year 2008 and finishing construction by the end of the second quarter of 2008. In the third quarter of 2008, we anticipate executing the sale-leaseback option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the buildings and land, and expect to generate a gain on the sale of approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.

Financing Activities.  Financing activities used $426.0 million of cash during 2007 compared to $474.8 million in 2006. These amounts primarily relate to repurchases of our Class A common stock, net of proceeds from stock option exercises.

The Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations.

Shares of Apollo Group Class A common stock repurchased and reissued, and the related total cost, for the last two years is as follows:

				Maximum
			Average	Value
	Total # of		Price	of Shares
	Shares		Paid per	Available for
	Repurchased	Cost	Share	Repurchase

(Numbers in millions, except per share amounts)
Treasury stock as of August 31, 2005	8.8	$645.7	$73.23	$51.0
New authorizations	—	—	—	600.0
Shares repurchased	8.2	514.9	63.00	(514.9)
Shares reissued	(1.5)	(106.6)	69.15	—

Treasury stock as of August 31, 2006	15.5	$1,054.0	$68.23	$136.1
New authorizations	—	—	—	363.9
Shares repurchased	7.2	437.7	61.08	(437.7)
Shares reissued	(0.5)	(30.3)	67.31	—

Treasury stock as of August 31, 2007	22.2	$1,461.4	$65.94	$62.3

On October 5, 2007, the Board of Directors increased the authorization to repurchase up to $500 million of Apollo Group Class A common stock.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of August 31, 2007:

	Payments Due by Fiscal Year
Contractual Obligations	2008	2009-2010	2011-2012	Thereafter	Total

($ in millions)
Operating lease obligations	$135.1	$235.6	$155.5	$80.0	$606.2
Stadium naming rights(1)	6.5	12.5	13.2	115.6	147.8
Capital lease obligations	0.6	0.9	0.1	—	1.6
Purchase and other long-term obligations(2)	11.6	—	—	3.0	14.6

Total	$153.8	$249.0	$168.8	$198.6	$770.2

(1)	Amounts consist of an agreement for 20-year naming rights to the Glendale, Arizona Sports Complex.

(2)	Amounts primarily consist of purchase obligations for construction of buildings for future expansion and deferred compensation payments due to John G. Sperling, our Founder.

We have no other material commercial commitments not included in the above table.

Recent Accounting Pronouncements

See Note 2 of our financial statements included in Part II, Item 8, which is incorporated by reference in this Part II, Item 7.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Interest Rate Risk

Our portfolio of marketable securities includes numerous issuers, varying types of securities, and varying maturities. We intend to hold all securities, other than auction-rate securities, to maturity. During the fiscal year ended August 31, 2007, interest income earned on our portfolio of marketable securities would have decreased $4.0 to $5.0 million due to a 100 basis point decrease in interest rates. We manage this interest rate risk by monitoring market conditions and the value of these assets. We have no significant short-term or long-term debt; therefore, we do not face any other significant interest rate risk.

Concentration of Credit Risk

A substantial portion of credit extended to students is paid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized (the “Higher Education Act”), which we refer to as “Title IV programs.” The following table summarizes our total revenues from Title IV programs for the fiscal years ended 2007, 2006, and 2005.

	2007	2006	2005

($ in millions)
Total Title IV funding received	$1,765.6	$1,536.6	$1,345.4
Total tuition and other revenues, net	2,723.8	2,477.5	2,251.1
Total Title IV funding as a percentage of total revenue	64.8%	62.0%	59.8%

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
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” on September 1, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2007 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 29, 2007

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
	2007	2006

($ in thousands)
Assets:
Current assets
Cash and cash equivalents	$339,319	$309,058
Restricted cash	296,469	238,267
Marketable securities, current portion	31,278	45,978
Accounts receivable, net	190,912	160,583
Deferred tax assets, current portion	50,885	32,622
Other current assets	16,515	16,424

Total current assets	925,378	802,932
Property and equipment, net	364,207	328,440
Marketable securities, less current portion	22,084	53,692
Goodwill	29,633	16,891
Deferred tax assets, less current portion	80,077	53,131
Other assets (includes receivable from related party of $16,730 and $15,758 as of 2007 and 2006, respectively)	28,484	27,919

Total assets	$1,449,863	$1,283,005

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$80,729	$61,289
Accrued liabilities	103,651	73,513
Current portion of long-term liabilities	21,093	23,101
Income taxes payable	43,351	47,812
Student deposits	328,008	254,130
Current portion of deferred revenue	167,003	135,911

Total current liabilities	743,835	595,756
Deferred revenue, less current portion	295	384
Long-term liabilities, less current portion	71,893	82,492

Total liabilities	816,023	678,632

Commitments and contingencies (Notes 9, 12, 15, and 18)
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,007,000 issued as of August 31, 2007 and 2006 and 165,844,000 and 172,558,000 outstanding as of August 31, 2007 and 2006, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 issued and outstanding as of August 31, 2007 and 2006	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 22,163,000 and 15,449,000 shares as of August 31, 2007 and 2006, respectively	(1,461,368)	(1,054,046)
Retained earnings	2,096,385	1,659,349
Accumulated other comprehensive loss	(1,281)	(1,034)

Total shareholders’ equity	633,840	604,373

Total liabilities and shareholders’ equity	$1,449,863	$1,283,005

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
	2007	2006	2005

($ in thousands, except per share amounts)
Revenues:
Tuition and other, net	$2,723,793	$2,477,533	$2,251,114

Costs and expenses:
Instructional costs and services	1,237,491	1,109,584	952,474
Selling and promotional	659,059	544,706	485,451
General and administrative	201,546	153,004	98,642
Goodwill impairment	—	20,205	—
Share-based compensation(1)	—	—	16,895

Total costs and expenses	2,098,096	1,827,499	1,553,462

Income from operations	625,697	650,034	697,652
Interest income and other, net	31,600	18,054	16,787

Income before income taxes	657,297	668,088	714,439
Provision for income taxes	248,487	253,255	286,506

Net income	$408,810	$414,833	$427,933

Earnings per share:
Basic income per share	$2.37	$2.38	$2.34

Diluted income per share	$2.35	$2.35	$2.30

Basic weighted average shares outstanding	172,309	174,351	182,928

Diluted weighted average shares outstanding	173,603	176,205	186,066

(1)	Related to the August 27, 2004, conversion of UPX Online common stock outstanding and stock options to Apollo Group Class A common stock outstanding and stock options.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
	2007	2006	2005

($ in thousands)
Net income	$408,810	$414,833	$427,933
Other comprehensive income (net of tax):
Currency translation gain (loss)	(247)	104	(573)

Comprehensive income	$408,563	$414,937	$427,360

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Apollo Group				Apollo Group				Accumulated
	Class A Nonvoting		Class B Voting		Class A		Additional		Other	Total
		Stated		Stated		Stated	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income	Equity

($ in thousands)
Balance as of August 31, 2004	187,570	$103	477	$1	—	$—	$26,804	$868,622	$(565)	$894,965
Treasury stock purchases	—	—	—	—	11,051	(808,192)	—	—	—	(808,192)
Common and treasury stock issued under stock purchase plans	41	—	—	—	(122)	8,928	1,317	—	—	10,245
Common and treasury stock issued under stock option plans	394	—	—	—	(2,111)	153,522	(95,448)	(15,559)	—	42,515
Tax benefits of stock options exercised	—	—	—	—	—	—	42,568	—	—	42,568
Share-based compensation	—	—	—	—	—	—	24,759	—	—	24,759
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(573)	(573)
Net income	—	—	—	—	—	—	—	427,933	—	427,933

Balance as of August 31, 2005	188,005	$103	477	$1	8,818	$(645,742)	$—	$1,280,996	$(1,138)	$634,220
Treasury stock purchases	—	—	—	—	8,173	(514,931)	—	—	—	(514,931)
Treasury stock issued under stock purchase plans	—	—	—	—	(147)	10,102	(2,389)	—	—	7,713
Treasury stock issued under stock option plans	—	—	—	—	(1,395)	96,525	(38,787)	(36,480)	—	21,258
Tax benefits of stock options exercised	—	—	—	—	—	—	19,772	—	—	19,772
Share-based compensation	—	—	—	—	—	—	27,735	—	—	27,735
Cash paid for cancellation of vested stock options	—	—	—	—	—	—	(6,331)	—	—	(6,331)
Conversion of Apollo Group Class B							—	—	—	—
common stock	2	—	(2)	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	—	—	414,833	—	414,833

Balance as of August 31, 2006	188,007	$103	475	$1	15,449	$(1,054,046)	$—	$1,659,349	$(1,034)	$604,373
Treasury stock purchases	—	—	—	—	7,167	(437,735)	—	—	—	(437,735)
Treasury stock issued under stock purchase plans	—	—	—	—	(31)	2,137	(605)	—	—	1,532
Treasury stock issued under stock option plans	—	—	—	—	(352)	23,605	(45,625)	28,226	—	6,206
Tax benefits of stock options exercised	—	—	—	—	—	—	2,021	—	—	2,021
Settlement of liability-classified awards through the issuance of treasury stock	—	—	—	—	(70)	4,671	2,340	—	—	7,011
Cash settlement of stock options through tender offer repricing	—	—	—	—	—	—	(358)	—	—	(358)
Share-based compensation	—	—	—	—	—	—	54,027	—	—	54,027
Reclassification of equity awards to a liability	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(247)	(247)
Net income	—	—	—	—	—	—	—	408,810	—	408,810

Balance as of August 31, 2007	188,007	$103	475	$1	22,163	$(1,461,368)	$—	$2,096,385	$(1,281)	$633,840

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2007	2006	2005

($ in thousands)
Cash flows provided by operating activities:
Net income	$408,810	$414,833	$427,933
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	54,027	27,735	7,864
Share-based compensation — conversion of UPX Online stock options	—	—	16,895
Tax benefits from stock options exercised	—	—	42,568
Excess tax benefits from share-based compensation	(4,022)	(17,476)	—
Depreciation and amortization	71,115	67,290	45,592
Amortization of marketable securities discount and premium, net	268	929	3,586
Provision for uncollectible accounts receivable	120,614	101,038	57,113
Goodwill impairment	—	20,205	—
Deferred income taxes	(46,040)	(19,705)	333
Changes in assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(150,943)	(89,019)	(99,902)
Other assets	(1,912)	5,609	(2,872)
Accounts payable and accrued liabilities	31,174	20,424	(20,078)
Income taxes payable	(2,440)	(1,579)	4,355
Student deposits	73,878	11,455	31,008
Deferred revenue	31,003	1,947	26,288
Other liabilities	3,090	7,322	8,921

Net cash provided by operating activities	588,622	551,008	549,604

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(61,185)	(44,629)	(88,802)
Purchase of land and buildings related to new headquarters	(43,366)	(66,611)	(5,680)
Purchase of Insight Schools, net of cash acquired	(15,079)	—	—
Purchase of marketable securities including auction-rate securities	(1,575,635)	(1,420,055)	(475,009)
Maturities of marketable securities including auction-rate securities	1,621,636	1,636,283	761,654
(Increase) decrease in restricted cash	(58,163)	(6,530)	5,000
Purchase of other assets	(143)	(2,881)	(3,657)

Net cash provided by (used in) investing activities	(131,935)	95,577	193,506

Cash flows provided by (used in) financing activities:
Repurchase of Apollo Group Class A common stock	(437,735)	(514,931)	(808,192)
Issuance of Apollo Group Class A common stock	7,738	28,971	52,760
Cash paid for cancellation of vested options	—	(6,331)	—
Excess tax benefits from share-based compensation	4,022	17,476	—

Net cash used in financing activities	(425,975)	(474,815)	(755,432)

Currency translation gain (loss)	(451)	104	(573)

Net increase (decrease) in cash and cash equivalents	30,261	171,874	(12,895)
Cash and cash equivalents, beginning of year	309,058	137,184	150,079

Cash and cash equivalents, end of year	$339,319	$309,058	$137,184

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$293,089	$273,915	$239,327
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$5,378	$11,709	$16,429
Purchases of property and equipment included in accounts payable	$6,169	$12,934	$2,352
Settlement of liability-classified awards through the issuance of treasury stock	$7,011	$—	$—
Fair value adjustments for liability-classified awards	$6,952	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. We offer innovative and distinctive educational programs and services at high school, college and graduate levels, at campuses and learning centers, as well as online throughout the world.

UPX has been accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools since 1978. UPX offers associate’s, bachelor’s, master’s, and doctoral degree programs at local campuses and learning centers. UPX also offers these educational programs worldwide through its online educational delivery system.

WIU is accredited by HLC, and currently offers undergraduate and graduate degree programs at local campuses in Arizona and through various joint educational agreements, in China and India.

IPD provides program development and management consulting services to regionally accredited private colleges and universities (“Client Institutions”) that are interested in expanding or developing their programs for working students. IPD provides these services at colleges and learning centers in exchange for a contractual share of the tuition revenues generated from these programs.

CFP provides financial planning education programs, including the Certified Financial Planner Professional Education Program Certification; graduate degree programs in financial planning, financial analysis, and finance; and certification programs in retirement, asset management, and other financial planning areas. CFP also offers some of its non-degree programs at UPX campuses. CFP is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools.

On October 20, 2006, we completed the acquisition of Insight. Insight operates an online high school and engages in the business of servicing cyber high schools and other online education. We acquired all of the outstanding common stock of Insight for $15.5 million.

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2007, 2006 and 2005 relate to the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

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

Revenue Recognition

Our educational programs range in length from one-day seminars to degree programs lasting up to four years. Students in the degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue in the amount of the billing. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers, or personal funds.

Tuition and other revenue, net consists largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials. Tuition and other revenues are shown net of discounts. Tuition benefits for our employees and their eligible dependents are included in tuition revenue and as a part of employee benefit expense. Total employee tuition benefits were $63.8 million, $52.9 million and $48.2 million for the years ended 2007, 2006 and 2005, respectively.

The following table presents the most significant components as percentages of total tuition and other, net revenue for the years ended August 31, 2007, 2006 and 2005:

	Year Ended August 31,
	2007		2006		2005

($ in thousands)
Tuition revenue	$2,553,075	94%	$2,304,288	93%	$2,114,082	94%
IPD services revenue	73,577	2%	74,442	3%	69,564	3%
Application and related fees	27,596	1%	33,795	1%	36,381	2%
Online course material revenue	160,973	6%	138,661	6%	104,528	5%
Other revenue	21,018	1%	31,728	1%	33,786	1%

Tuition and other revenue, gross	2,836,239	104%	2,582,914	104%	2,358,341	105%
Less: Discounts	(112,446)	(4)%	(105,381)	(4)%	(107,227)	(5)%

Tuition and other revenue, net	$2,723,793	100%	$2,477,533	100%	$2,251,114	100%

Tuition revenue encompasses both online and classroom-based learning. Tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. During certain periods of the year and in certain businesses, we adjust our revenue recognition to account for holiday breaks such as Christmas and Thanksgiving.

IPD services revenue consist of the contractual share of tuition revenues from students enrolled in IPD programs at Client Institutions. IPD contracts with Client Institutions to provide services including, but not limited to, management consulting and training; program development; program administration; instructor and student recruiting; and student accounting, collection and recordkeeping. The contractual share varies by contract and may change over time. Our contractual share ranges between 30% and 50%. Contracts generally have terms of 10 years with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized on a pro rata basis over the service period.

Application and related fees consist of the fees students pay when submitting an enrollment application. Both the fees and the application costs related to the expenses associated with processing the applications are deferred and recognized over the average length of time it takes for a student to complete a program of study.

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

Discounts include a variety of promotional programs including military discounts, special promotional incentives designed to generate new student enrollment, early payment discounts and other incentives.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, tuition and other revenue, net vary from period to period based on several factors, including (1) the aggregate number of students attending classes, (2) the number of classes held during the period, and (3) the tuition price per credit hour.

Tuition and other revenue, net exclude any applicable state and city sales taxes. Upon conclusion of a taxable transaction, the amount of tax collected is withheld and subsequently paid to the appropriate taxing jurisdiction.

Concentration of Credit Risk

A substantial portion of credit extended to students is paid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized (the “Higher Education Act”), which we refer to as “Title IV programs.” The following table summarizes total revenues from Title IV programs for the fiscal years ended 2007, 2006 and 2005.

	2007	2006	2005

($ in thousands)
Total Title IV funding received	$1,765,642	$1,536,616	$1,345,405
Total tuition and other revenues, net	2,723,793	2,477,533	2,251,114
Total Title IV funding as a percentage of total revenue	64.8%	62.0%	59.8%

All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on October 31, 2007.

The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. UPX was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education regarding the UPX recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. WIU was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

We are subject to annual compliance audits as well as reviews by the U.S. Department of Education. We believe that we are in compliance with Title IV requirements.

We extend unsecured credit to a portion of the students enrolled. Receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total tuition receivable and the customer base is geographically diverse.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we look at the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from UPX or WIU, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significantly lower than our collection of receivables for students who remain in our educational programs. An increase in the amount of funds returned to the lenders and a lower collection rate are factored into the determination of an appropriate allowance amount. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, bank overnight deposits, and tax-exempt commercial paper, which are all placed with high-credit-quality institutions. We have not experienced any losses on our cash and cash equivalents.

Restricted Cash

A significant portion of our revenue is received from students who participate in government financial aid and assistance programs. Restricted cash primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV program funds. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV program funds collected in advance of student billings to be kept in separate cash or cash equivalent accounts until the students are billed for that portion of their program. We record these amounts as restricted cash. On average, the majority of these funds remains as restricted cash for a period between 60 and 90 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows until the cash is no longer restricted. Our restricted cash is primarily invested in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less.

Marketable Securities

Marketable securities consist of auction-rate securities, municipal bonds, U.S. government-sponsored enterprises, and corporate obligations. We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Marketable securities with a maturity date greater than one year are considered noncurrent, while all other marketable securities are considered current. We have the ability and intention to hold our marketable securities, other than auction-rate securities, until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Auction-rate securities with auction or reset dates prior to the maturity date of the underlying security are classified as current and available-for-sale and are reported at amortized cost, which approximates the estimated market value. Interest and dividend income, including the amortizations of the premium and discount, are included in interest income and other, net in our Consolidated Statements of Income.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation. Furniture, equipment, and software is depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Construction in progress is recorded at cost until the corresponding asset is placed into service and depreciation begins. Maintenance and repairs are expensed as incurred.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We capitalize certain internal software development costs in accordance with Statement of Position (“SOP”) 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Such costs consist primarily of the direct labor associated with building the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. SOP 98-1 describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of designing the chosen path, coding, installation of hardware, and testing. We capitalize costs incurred during the development phase of the project as permitted.

Goodwill

Goodwill is primarily the result of our acquisitions of CFP and Insight. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), addresses goodwill and other intangible assets that have indefinite useful lives and prescribes that these assets will not be amortized, but instead tested for impairment at least annually or more frequently if circumstances arise indicating potential impairment. If the carrying amount of the reporting unit containing goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the goodwill is less than the carrying amount of the goodwill. This pronouncement provides specific guidance on performing impairment tests for goodwill and indefinite-lived intangibles.

The process of evaluating the potential impairment of goodwill requires judgment. In assessing the fair value of our reporting units, we make estimates about the future cash flows of our reporting units. Our cash flow forecast is based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If our estimates or related assumptions change in the future, we may be required to record non-cash impairment charges for these assets. In addition, we make certain judgments about allocating shared assets and liabilities to the balance sheets for our reporting units. We have engaged a third-party valuation expert to assist in evaluating the fair values of our reporting units. We have selected August 31 and May 31 as the dates on which we perform our annual goodwill impairment tests for CFP and Insight, respectively. Based on our goodwill impairment tests, no impairments in goodwill were recorded during 2007.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the carrying amount of our major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Our major long-lived asset as of August 31, 2007 is property and equipment. We believe the carrying amounts are fully recoverable and no impairment exists.

Insurance Reserves

We record liabilities for claims and related expenses that are estimable and probable related to our self-insured medical and dental insurance programs in accordance with the contractual terms of the insurance policies. Accounting for insurance liabilities that are self-insured involves uncertainty, because estimates and judgments are used to determine the liability to be recorded for reported claims and claims incurred but not reported. We consider our historical experience in determining the appropriate insurance reserves to record in the Consolidated Balance Sheets. If the current claim trends were to differ significantly from our historic claim experience, a corresponding adjustment would be made to the insurance reserves.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

On September 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123(R), which we applied in our adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors, based on estimated fair values of the share award on the date of grant. We adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires compensation expense to be recorded for all share-based awards granted after September 1, 2005 and for all unvested stock options outstanding as of September 1, 2005. For all unvested options outstanding as of September 1, 2005, the remaining unrecognized compensation expense, based on the fair value as determined under the provisions of SFAS 123, will be recognized as share-based compensation in the Consolidated Statements of Income over the remaining vesting period. For share-based awards granted subsequent to September 1, 2005, compensation expense is based on the fair value as determined under the provisions of SFAS 123(R) and will be recognized in the Consolidated Statements of Income over the vesting period. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R).

SFAS 123(R) requires us to calculate the fair value of share-based awards on the date of grant. We use the Black-Scholes-Merton option pricing model (“BSM”) to estimate fair value. The BSM requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

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

Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic earnings per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options and restricted stock units issuable under our stock option plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of earnings per share.

Leases

We lease substantially all of our administrative and educational facilities under operating lease agreements. Most lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. In accordance with SFAS No. 13 “Accounting for Leases” (“SFAS 13”), in instances in which

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one or more of these items are included in a lease agreement, we record a deferred rent asset or liability on the Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. All tenant improvement allowances that are spent on leasehold activities are reflected under investing activities as additions to property and equipment on the Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on the Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) when we do not believe that the renewal of the option is reasonably assured. We are also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period. We also lease facility space from time to time on a short-term basis in order to provide specific courses or programs.

Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.

Selling and Promotional Costs

Selling and promotional costs consist primarily of compensation and employee benefits for enrollment counselors, management and support staff, corporate marketing, advertising, stadium naming rights, production of marketing materials, and other costs related to selling and promotional functions. We expense selling and promotional costs as incurred.

Start-Up Costs

Costs such as advertising, marketing, temporary services, employee relocation, and supplies related to the start-up of new campuses and learning centers are expensed as incurred.

Foreign Currency Translation

The financial position and results of operations for our foreign operations are measured using the local currency as the functional currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resulting translation adjustments are included in the component of Shareholders’ Equity designated as accumulated other comprehensive income.

Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, certain marketable securities, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments.

The related party receivable represents a promissory note due from Dr. John G. Sperling, the founder and Acting Executive Chairman of the Board, as described in Note 13. The note was executed on December 14, 2001 in an arms-length transaction and accrues interest at a fixed annual rate of six percent. The carrying value of the related party receivable reasonably approximates its fair value, as determined by applying historical index adjusted interest rates to the outstanding balance between the execution date and August 31, 2007.

Loss Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.

Certain Reclassifications

We revised the presentation of certain information technology-related expense items between instructional costs and services and general and administrative expenses. The net effect of the reclassification was an increase in general and administrative expenses in the amount of $3.1 million and $4.1 million for fiscal years ended 2006 and 2005, respectively, and an offsetting decrease in instructional costs and services.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value, along with a framework for measuring it. It also requires additional disclosure about using fair value to measure assets and liabilities. It is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods. We are currently evaluating the impact SFAS 157 will have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS 159 will have on our financial condition and results of operations.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Marketable Securities

Marketable securities are reflected at amortized cost in the accompanying Consolidated Balance Sheets and consist of the following as of August 31:

	2007			2006
			Unrecognized			Unrecognized
	Estimated	Amortized	Holding	Estimated	Amortized	Holding
Type	Market Value	Cost	Losses	Market Value	Cost	Losses

($ in thousands)
Classified as current and available-for-sale:
Auction-rate securities	$—	$—	$—	$3,300	$3,300	$—

Classified as current and held-to-maturity:
Municipal bonds	16,193	16,278	85	21,550	21,679	129
U.S. government-sponsored enterprises	14,825	15,000	175	20,698	20,999	301
Corporate obligations	—	—	—	—	—	—

	31,018	31,278	260	42,248	42,678	430

Total classified as current	31,018	31,278	260	45,548	45,978	430

Classified as noncurrent and held-to-maturity:
Municipal bonds due in 1-3 years	3,060	3,096	36	19,397	19,711	314
U.S. government-sponsored enterprises	11,796	12,000	204	25,630	27,000	1,370
Corporate obligations	6,397	6,988	591	6,145	6,981	836

Total classified as noncurrent	21,253	22,084	831	51,172	53,692	2,520

Total marketable securities	$52,271	$53,362	$1,091	$96,720	$99,670	$2,950

Auction-Rate Securities:  Auction-rate securities have an underlying component of long-term debt or equity. Auction-rate securities trade or mature on a shorter term than the underlying debt or equity based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 90 days of the purchase. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer-term investments. Our intent is to invest in auction-rate securities throughout the fiscal year to maximize our yield, but to liquidate these securities prior to quarterly or annual reporting dates. As of August 31, 2006, we were unable to liquidate all of our auction-rate securities, as shown above. Auction-rate securities are classified as available-for-sale. As of August 31, 2007, all auction-rate securities have been liquidated.

Municipal Bonds:  Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, we have not recorded an impairment as of August 31, 2007 because we believe the unrecognized holding loss is temporary.

U.S. Government-Sponsored Enterprises: U.S. government-sponsored enterprises are fixed-income investments that include the Federal Farm Credit Note, Federal Home Loan Banks, and Federal National Mortgage Association (Fannie Mae). We have the ability and intention to hold U.S. government-sponsored enterprises until

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, we have not recorded an impairment as of August 31, 2007 because we believe the unrecognized holding loss is temporary.

Corporate Obligations:  Corporate obligations include secured commercial paper with the Royal Bank of Canada. We have the ability and intention to hold corporate obligations until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, we have not recorded an impairment as of August 31, 2007 because we believe the unrecognized holding loss is temporary.

Marketable securities are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to these risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported on the balance sheet. We hold investments in certain debt securities with the following aggregate maturities as of August 31, 2007 (in thousands):

	Held-to-Maturity
	Estimated	Amortized
Year	Market Value	Cost

($ in thousands)
2008	$31,018	$31,278
2009 to 2013	21,253	22,084

	$52,271	$53,362

For fiscal years ended August 31, 2007, 2006 and 2005, respectively, proceeds from the liquidation of available-for-sale securities, at par value, were $582.5 million, $463.3 million and $309.5 million, respectively. The cost of liquidated securities is based on the specific identification method.

Note 4.	Accounts Receivable, net

Accounts receivable, net consist of the following as of August 31:

	2007	2006

($ in thousands)
Student accounts receivable	$281,834	$214,257
Less allowance for doubtful accounts	(99,818)	(65,184)

Net student accounts receivable	182,016	149,073
Other receivables	8,896	11,510

Total accounts receivable, net	$190,912	$160,583

Tuition accounts receivable is composed primarily of amounts due from students.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt expense is included in Instructional Costs and Services in our Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts:

	August 31,
	2007	2006	2005

($ in thousands)
Beginning allowance for doubtful accounts balance	$65,184	$45,785	$23,909
Charged to bad debt expense	120,614	101,038	57,113
Write-offs, net of recoveries	(85,980)	(81,639)	(35,237)

Ending allowance for doubtful accounts balance	$99,818	$65,184	$45,785

Note 5.  Other Assets

Other assets consist of the following as of August 31:

	2007	2006

($ in thousands)
Prepaid expenses	$19,943	$20,683
Related party receivable	16,730	15,758
Other investments	3,333	3,835
Textbook inventories, deposits and other	4,993	4,067

Total other assets	44,999	44,343
Less current portion	(16,515)	(16,424)

Total long-term other assets	$28,484	$27,919

The related party receivable represents a promissory note due from Dr. John G. Sperling. See Note 13 below.

Other investments represent an investment in a related entity, Apollo International, Inc., recorded at cost (as described in Note 13) and investments in venture capital funds, recorded at cost.

Note 6.	Property and Equipment, net

Property and equipment, net consist of the following as of August 31:

	2007	2006

($ in thousands)
Furniture and equipment	$310,532	$304,146
Software	100,693	82,206
Leasehold improvements	89,628	96,097
Tenant improvement allowances	109,547	94,756
Land	21,803	21,619
Less accumulated depreciation and amortization	(401,962)	(356,092)

Depreciable property and equipment, net	230,241	242,732
Construction in progress	133,966	85,708

Property and equipment, net	$364,207	$328,440

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in progress primarily represents total cumulative costs related to the construction of our new corporate headquarters in Phoenix, Arizona, which is expected to be completed in the second quarter of fiscal year 2008. We have entered into an option agreement to execute a sale-leaseback of this new corporate headquarters building (see Note 15). Depreciation is not recorded on construction in progress assets until they are placed into service.

Depreciation and amortization expense was $71.1 million, $67.3 million and $45.6 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

Note 7.	Accrued Liabilities

Accrued liabilities consist of the following as of August 31:

	2007	2006

($ in thousands)
Salaries, wages, and benefits	$48,407	$23,040
Accrued advertising	23,900	22,512
Accrued professional fees	11,826	9,888
Student refunds, grants and scholarships	12,488	11,848
Other accrued liabilities	7,030	6,225

Total accrued liabilities	$103,651	$73,513

Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Also included in this amount is $16.4 million as of August 31, 2007 for modified stock options held by former employees accounted for as liability awards. See Note 12 for a more detailed discussion of this amount. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes.

Note 8.	Long-Term Liabilities

Long-term liabilities consist of the following as of August 31:

	2007	2006

($ in thousands)
Deferred rent and other lease incentives	$77,755	$86,310
Deferred gains on sale-leasebacks	10,602	12,261
Deferred compensation agreement with Dr. John G. Sperling	2,197	2,090
Other long-term liabilities	2,432	4,932

Total liabilities	92,986	105,593
Less current portion	(21,093)	(23,101)

Total long-term liabilities	$71,893	$82,492

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the lease. Deferred gains on sale-leasebacks are deferred and recognized over the respective lease terms. The deferred compensation agreement relates to an agreement between the Company and

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dr. John G. Sperling. Other long-term liabilities include primarily capital lease obligations and a long-term software maintenance contract.

Note 9.	Income Taxes

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

	2007	2006

($ in thousands)
Gross deferred tax assets:
Allowance for doubtful accounts	$39,324	$24,368
Deferred tuition revenue	607	540
Reserves	6,223	5,658
Share-based compensation	63,049	41,139
Deferred gain on sale-leaseback	3,899	4,226
Deferred tenant improvement allowances	17,289	20,285
Other	15,271	13,278
Valuation allowance	(2,665)	(2,050)

Total gross deferred tax assets	142,997	107,444

Gross deferred tax liabilities:
Amortization of intangibles	1,100	—
Depreciation of fixed assets	9,361	20,458
Other	1,574	1,233

Total gross deferred tax liabilities	12,035	21,691

Net deferred tax assets	$130,962	$85,753

Net deferred tax assets are reflected in the accompanying Consolidated Balance Sheets as follows, as of August 31:

	2007	2006

($ in thousands)
Current deferred tax assets, net	$50,885	$32,622
Noncurrent deferred tax assets (liabilities), net	80,077	53,131

Net deferred tax assets	$130,962	$85,753

We have recorded a non-current valuation allowance related to foreign tax credit carryforwards, as it is more likely than not that these credits will expire unutilized. In light of our history of profitable operations, management has concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than the foreign tax credits mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets. The foreign tax credits will begin to expire August 31, 2012 through August 31, 2017.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related components of the income tax provision (benefit) are as follows for the years ended August 31, 2007, 2006 and 2005:

	2007	2006	2005

($ in thousands)
Current:
Federal	$253,048	$226,578	$237,717
State and other	42,294	46,185	48,071
Foreign	665	—	—

Total current	296,007	272,763	285,788

Deferred:
Federal	(43,236)	(17,364)	652
State and other	(4,076)	(2,144)	66
Foreign	(208)	—	—

Total deferred	(47,520)	(19,508)	718

Total provision for income taxes	$248,487	$253,255	$286,506

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for the years ended August 31, 2007, 2006 and 2005:

	2007	2006	2005

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.6%	4.3%	4.6%
Non-deductible compensation	0.5%	(0.6)%	1.0%
Tax-exempt interest	(1.4)%	(0.8)%	(0.6)%
Other, net	0.1%	0.0%	0.1%

Effective income tax rate	37.8%	37.9%	40.1%

Non-deductible compensation is composed of amounts limited by IRC Section 162(m) and related interest and penalties.

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance based. Compensation attributable to options with revised measurements dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $44.6 million as of August 31, 2007. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Shareholders’ Equity

Treasury Stock

The Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations, in the open market.

Shares of Apollo Group Class A common stock repurchased and reissued, and the related total cost, for the last three years are as follows:

				Maximum Value
	Total # of			of Shares
	Shares		Average Price	Available for
	Repurchased	Cost	Paid per Share	Repurchase

(Numbers in thousands, except per share amounts)
Treasury stock as of August 31, 2004	—	$—	$—	$109,215
New authorizations	—	—	—	750,000
Shares repurchased	11,051	808,192	73.13	(808,192)
Shares reissued	(2,233)	(162,450)	72.75	—

Treasury stock as of August 31, 2005	8,818	$645,742	$73.23	$51,023
New authorizations	—	—	—	600,000
Shares repurchased	8,173	514,931	63.00	(514,931)
Shares reissued	(1,542)	(106,627)	69.15	—

Treasury stock as of August 31, 2006	15,449	$1,054,046	$68.23	$136,092
New authorizations	—	—	—	363,908
Shares repurchased	7,167	437,735	61.08	(437,735)
Shares reissued	(453)	(30,413)	67.31	—

Treasury stock as of August 31, 2007	22,163	$1,461,368	$65.94	$62,265

On October 5, 2007, the Board of Directors increased the authorization to repurchase up to $500 million of Apollo Group Class A common stock.

Cancellation of Executive Officer Stock Options

On January 11, 2006, Todd S. Nelson, the former Chief Executive Officer and President (“Former CEO”), resigned as a director and an officer. As part of his Separation Agreement dated January 11, 2006, we paid the Former CEO $32.3 million on January 26, 2006, which was primarily in exchange for the cancellation of all of his outstanding vested and unvested stock options. The separation agreement resulted in compensation expense of $26.0 million recorded in general and administrative expenses and a reduction of additional paid-in capital of $6.3 million, which represents the fair value of the canceled options.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Earnings Per Share

Apollo Group Class A Common Stock

A reconciliation of the basic and diluted earnings per share computations for our common stock is as follows:

	Year Ended August 31,
	2007			2006			2005
		Weighted			Weighted			Weighted
		Average	Per Share		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

(Numbers in thousands, except per share amounts)
Basic income per share	$408,810	172,309	$2.37	$414,833	174,351	$2.38	$427,933	182,928	$2.34
Effect of dilutive securities:
Stock options	—	1,293	(0.02)	—	1,854	(0.03)	—	3,138	(0.04)
Restricted stock units	—	1	—	—	—	—	—	—	—

Diluted income per share	$408,810	173,603	$2.35	$414,833	176,205	$2.35	$427,933	186,066	$2.30

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options. For the years ended August 31, 2007, 2006 and 2005, approximately 6,321,800, 4,322,000 and 97,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the year, and, therefore, their inclusion would have been anti-dilutive. These options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.

Note 12.  Employee and Director Benefit Plans

401(k) Plan

We sponsor a 401(k) plan for certain qualifying employees which provides for employee contributions. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon completion of one year of service and 1,000 hours worked, we match 30% of the eligible participant’s contributions up to 15% of the participant’s gross compensation per paycheck. Our matching contributions totaled $6.7 million, $5.6 million and $4.6 million for the fiscal years ended August 31, 2007, 2006 and 2005, respectively.

Conversion of UPX Online Stock Options and Common Stock

On March 24, 2000, our Board of Directors authorized the issuance of a new class of stock called UPX Online common stock, to reflect the separate performance of UPX Online, a campus within UPX. On October 3, 2000, an offering of 5,750,000 shares of UPX Online common stock was completed at a price of $14.00 per share.

Our Articles of Incorporation (“Articles”) gave us the right, at any time, to convert shares of UPX Online common stock to shares of Apollo Group Class A common stock. On August 6, 2004, our Board of Directors authorized the conversion of each share of UPX Online common stock to shares of Apollo Group Class A common stock effective August 27, 2004. In accordance with the terms of the Articles, each outstanding share of UPX Online common stock was converted into 1.11527 shares of Apollo Group Class A common stock as of August 27, 2004. The conversion resulted in the issuance of approximately 16.6 million new shares of Apollo Group Class A common stock. In addition, each unexercised option to purchase UPX Online common stock as of August 27, 2004, was converted into 1.0766 options to purchase Apollo Group Class A common stock. The conversion ratio was based upon the relative market value of Apollo Group Class A common stock and UPX Online common stock.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by Emerging Issues Task Force (“EITF”) Statement No. 00-23 “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” (“EITF 00-23”), we recognized pre-tax share-based compensation expense of $16.9 million in 2005 as the options vested.

Employee Stock Purchase Plan

Our Third Amended and Restated 1994 Employee Stock Purchase Plan allows our employees to purchase shares of Apollo Group Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. Prior to the amendment and restatement of the Purchase Plan on October 1, 2005, the Apollo Group, Inc. Second Amended and Restated 1994 Employee Stock Purchase Plan allowed our employees to purchase shares of Apollo Group Class A common stock and, during the period it was outstanding, UPX Online common stock, at a purchase price per share, in general, that was 85% of the lower of (1) the fair market value (as defined) on the start date of each quarterly offering period or (2) the fair market value on the purchase date for that period.

Share-Based Compensation Plans

We have three share-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan (“DSP”), the Long Term Incentive Plan (“LTIP”) and the 2000 Incentive Stock Plan (“2SIP”).

The DSP provided for an annual grant to our non-employee directors of options to purchase shares of Apollo Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.

Under the LTIP, we may grant non-qualified stock options, stock appreciation rights, restricted stock units, and other share-based awards in Apollo Group Class A common stock to certain officers, key employees, or directors. Most of the options granted under the LTIP vest 25% per year over four years. The vesting may be accelerated for certain grants if certain operational goals are met.

Under the 2SIP, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, and other share-based awards in Apollo Group Class A common stock to certain officers, key employees, or directors. Most of the options granted under the 2SIP vest 25% per year over four years and options have contractual terms of 10 years or less. For certain grants, vesting may be tied to the attainment of prescribed performance goals, or the service vesting requirements for those grants may be accelerated if certain performance goals are attained.

Under all of the above Plans, the exercise price for stock options may not be less than 100% of the fair market value of the common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the LTIP and 2SIP), we are authorized to grant up to 35.8 million shares of common stock in the aggregate. Shares issued under the Plans are issued from treasury shares or our authorized but unissued capital stock. As of August 31, 2007, approximately 16.4 million authorized and unissued shares of common stock are reserved for issuance under the LTIP and the 2SIP.

Restatement of Share-Based Compensation and Stock Option Modifications

In May 2007, we restated prior period financial results due to errors that occurred in the accounting for share-based compensation (“Restatement”). As a result of the Restatement, we had to take the following actions with respect to certain outstanding options under the Plans.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

409A Modifications

On June 12, 2007, we commenced a formal Tender Offer (“the Tender Offer”) which allowed our employees to tender certain erroneously priced stock options for amendment in order to avoid adverse tax consequences under IRC Section 409A. More than 900 employees participated in the Tender Offer. Pursuant to the Tender Offer, the exercise price per share in effect for each tendered option was amended to the lower of (i) the fair market value per share of our Class A common stock on the revised measurement date determined for that option for financial accounting purposes or (ii) the closing price per share of such common stock on July 13, 2007, the date on which the option was amended pursuant to the Tender Offer. Each participant who had an option with an exercise price that was amended became entitled to receive a special cash bonus (the “Cash Bonus”) with respect to that option. The Cash Bonus is equal to the number of shares amended times the increase in the exercise price and will be paid the first regularly scheduled payroll date in January 2008. However, if the adjusted exercise price would have been the same or lower than the original exercise price, then that option was canceled and immediately replaced with a new option that was exactly the same as the canceled option, and no Cash Bonus became payable with respect to that option. Such cancellation and re-grant was necessary to satisfy the requirements of Section 409A

Our Section 16 Officers were not included in the Tender Offer above, but were included in another 409A amendment program similar to that of the Tender Offer. The exercise price of their options were amended in accordance with the same formula used for the Tender Offer, except that the closing price of our Class A common stock on July 27, 2007 represented the price on the amendment date.

Per the terms of these programs, which included over 900 employees, the exercise prices on more than 0.4 million option grants were amended and approximately 1.6 million shares were canceled and regranted with the same exercise prices. The other terms of the stock option grants remained the same. We recognized incremental compensation cost of $0.7 million due to the modifications of these awards. The Cash Bonus totaled approximately $1.0 million and will be paid out on the first regularly scheduled payroll date after January 1, 2008.

Extension of Exercise Terms

On January 12, 2007, the Compensation Committee of our Board of Directors approved a resolution to modify the post-termination exercise period for stock option grants held by approximately 50 individuals. These modifications allowed former employees, including officers, terminated on or after November 3, 2006 an additional period of time in which to exercise options that were in-the-money as of the end of the normal 90 day post-termination exercise period in effect for those options. This extension was provided because we were unable, during the financial statement restatement process, to allow option exercises and sales of our Class A common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to those individuals having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to us completing our financial statement restatement process.

As a result of these modifications, we recorded a non-cash charge to share based compensation of $12.1 million during the second quarter of 2007, recorded in general and administrative expenses. In addition, the modified awards held by former employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19, under which, these awards are classified as liabilities and reported in Accrued Liabilities in our condensed Consolidated Balance Sheets. EITF 00-19 also requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our condensed Consolidated Statements of Income. During year ended August 31, 2007, we recorded expense for fair value adjustments of $7.0 million. The exercise prices of the approximately 400,000 options subject to

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EITF 00-19 as of August 31, 2007 range between $6.50 and $41.92. During the first quarter of 2008, all such options were either exercised or forfeited.

Apollo Group Class A Stock Options

A summary of the activity and changes related to stock options to purchase Apollo Group Class A common stock granted under the DSP, the LTIP, and the 2SIP is as follows:

Summary of Stock Options Outstanding

			Weighted	Weighted
			Average	Average
			Exercise	Remaining	Aggregate
	Total		Price per	Contractual	Intrinsic
	Shares		Share	Term (Years)	Value ($)(1)

(Numbers in thousands, except per share amounts)
Outstanding as of August 31, 2004	10,170		$28.79
Granted	1,311		71.94
Exercised	(2,505)		16.87
Forfeited, canceled or expired	(260)		46.27

Outstanding as of August 31, 2005	8,716		38.30
Granted	3,874		57.37
Exercised	(1,395)		15.32
Forfeited, canceled or expired	(1,871)		61.08

Outstanding as of August 31, 2006	9,324		44.96
Granted	7,089	(2)	58.48
Exercised	(409)		26.80
Forfeited, canceled or expired	(2,635	)(2)	64.83

Outstanding as of August 31, 2007	13,369		48.90	5.51	$154,554

Vested and expected to vest as of August 31, 2007	12,069		48.15	5.41	$150,274

Exercisable as of August 31, 2007	6,277		40.79	4.57	$130,845

Available for issuance as of August 31, 2007	2,995

(1)	Aggregate intrinsic value represents the value of the Company’s closing stock price on August 31, 2007 ($58.67) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

(2)	Includes 1,647 shares that were canceled and regranted per the terms of the Tender Offer and 409A Section 16 Program.

As of August 31, 2007, there was approximately $135.7 million of total unrecognized share-based compensation cost related to unvested share-based awards granted under our share-based compensation plans. These costs are expected to be recognized over a weighted average period of 2.96 years.

Stock Option Grant

On March 31, 2007, we entered into an employment contract with Mr. Gregory W. Cappelli who was appointed Executive Vice President, Global Strategy and Assistant to the Chairman. Under the terms of his employment agreement, Mr. Cappelli was granted 1,000,000 options to purchase shares of Class A common stock on May 25,

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 at an exercise price of $48.47 which was the closing price of the stock on that day. These options are subject to a four year graded vesting schedule with one quarter of the awards vesting at each anniversary of Mr. Cappelli’s commencement of employment with Apollo Group on April 2, 2007. The following assumptions were used to derive the fair value of the option grant:

Expected volatility	32.5%
Expected life (years)	4.5
Risk-free interest rate	4.8%
Dividend yield	0.0%

The fair value of the option grant was $16.8 million. This amount will be expensed over the expected vesting period using the accelerated recognition method due to the fact that the award contained a performance condition.

Also pursuant to his employment agreement, on September 4, 2007, Mr. Cappelli received a restricted stock unit award (“RSU”) covering 113,896 shares of Class A common stock, with a value of $5.0 million based on the closing price of our Class A Common Stock on the day preceeding Mr. Cappelli’s commencement of employment. These RSUs are subject to a four year graded vesting schedule with one quarter of the awards vesting at each anniversary of Mr. Cappelli’s commencement of employment with Apollo Group on April 2, 2007. Also on September 4, 2007, Mr. Cappelli received options for 149,711 shares of Class A common stock, with an aggregate fair value of approximately $3.0 million (“Equalization Grant”). An option for an additional 1,058 shares was granted to Mr. Cappelli on October 5, 2007. The terms of the Equalization Grant are the same as those of the option grant discussed above. Because the RSU and Equalization Grant contain a performance condition, and the service inception date of April 2, 2007, precedes the grant date of September 4, 2007, we began recognizing expense for these awards as of the service inception date.

The following table summarizes information related to outstanding and exercisable options as of August 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of	Options	Life	Price	Options	Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share

(Options in thousands)
$6.50 to $23.33	2,410	2.60	$13.46	2,376	$13.49
$26.25 to $51.33	3,692	6.68	47.12	1,433	42.48
$51.67 to $57.54	42	4.10	51.81	41	51.74
$58.03 to $58.03	4,126	5.61	58.03	35	58.03
$58.43 to $71.23	2,864	6.40	65.36	2,184	65.19
$72.00 to $91.00	235	4.35	78.98	208	79.78

$6.50 to $91.00	13,369	5.51	48.90	6,277	40.79

The following table summarizes information related to stock options exercised for the years ended August 31:

	Year Ended August 31,
	2007	2006	2005

($ in thousands)
Amounts related to options exercised:
Intrinsic value realized by optionee	$10,824	$58,962	$150,466
Actual tax benefit realized by Company for tax deductions	$2,095	$19,161	$47,640

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We issue shares of treasury stock upon exercise of stock options. Cash received from stock option exercises during the year ended August 31, 2007 totaled approximately $10.9 million.

Board of Directors Share Issuance

On May 15, 2007, holders of our Class B common stock increased the number of shares reserved for issuance under the 2000 Stock Incentive Plan (“2SIP”) by 5.0 million shares.

Restricted Stock Unit Awards

During 2007, we granted restricted stock units (“RSUs”) covering shares of our Class A common stock with service vesting conditions to our board of director members and with service and performance vesting conditions to our officers. SFAS 123(R) requires that the grant-date fair value of RSUs be equal to the market price of the share on the date of grant if vesting is based on a service or a performance condition. The grant-date fair value of the RSU awards that are subject to both a service and a performance condition are being expensed over the vesting period since the performance condition is considered probable. The vesting period of the awards granted to the board of director members was approximately three months and the vesting period of the awards granted to officers range from approximately three to four years with a pro rata percentage of the shares vesting on an annual anniversary date.

Restricted Stock Units

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

(Numbers in thousands, except per share amounts)
Nonvested balance at August 31, 2006	—	$—
Granted	338	58.03
Vested and released	(13)	58.03
Forfeited	—	—

Nonvested balance at August 31, 2007	325	$58.03

As of August 31, 2007, there was approximately $21.3 million of total unrecognized share-based compensation cost related to unvested RSUs. These costs are expected to be recognized over a weighted average period of 2.37 years. The total fair value of RSUs vested during 2007 was approximately $0.8 million. We did not issue RSUs prior to 2007; thus, no restricted stock vested during 2006 or 2005.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of SFAS 123(R) on September 1, 2005

The table below outlines the effects on share-based compensation expense for fiscal years ended August 31, 2007 and 2006 as a result of adopting SFAS 123(R):

	Year Ended	Year Ended
	August 31, 2007	August 31, 2006

(Numbers in thousands)
Instructional costs and services	$13,346	$12,418
Selling and promotional	3,069	2,287
General and administrative	37,612	13,030

Share-based compensation expense included in operating expenses	54,027	27,735
Tax effect of share-based compensation	(21,189)	(10,986)

Share-based compensation expense, net of tax	$32,838	$16,749

SFAS 123(R) Assumptions

Fair Value — We use the BSM to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

	Year Ended August 31,
	2007	2006	2005

Weighted average fair value	$18.84	$26.06	$20.98
Expected volatility	32.7%	34.6%	30.2%
Expected life (years)	4.2	5.9	3.9
Risk-free interest rate	4.9%	4.8%	3.4%
Dividend yield	0.0%	0.0%	0.0%

Expected Volatility — We use an average of our historical volatility and the implied volatility of long-lived call options to estimate expected volatility consistent with SFAS 123(R) and SAB 107. Prior to the adoption of SFAS 123(R), we had used an estimate based on our historical volatility for purposes of our pro forma disclosure.

Expected Life (years) — Beginning on September 1, 2005, the expected life was determined taking into account both the contractual term of the option and the effects of employees’ expected exercise behavior, including the post-termination expiration provisions of the plans. Where applicable, the expected life has been determined using the simplified method pursuant to SAB 107. Prior to September 1, 2005, the expected life was determined based on an analysis of historical exercise behavior and management judgment.

Risk-Free Interest Rate — We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.

Dividend Yield — The dividend yield assumption is based on the fact that we have not historically paid dividends and do not expect to pay dividends in the future.

Forfeitures — Forfeitures are estimated at the time of grant based on historical forfeiture activity adjusted for any known nonrecurring activity. If necessary, management estimates are trued up at the end of each vesting period if actual forfeitures differ from those estimates.

Expected Vesting Period — We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the accelerated recognition method for pre-September 1, 2005 grants and the straight-

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

line method for awards with only service conditions and the graded vesting attribution method for awards with performance conditions for post-September 1, 2005 grants in accordance with SFAS 123(R).

Pro forma Disclosures under SFAS 123 prior to September 1, 2005

Prior to adopting SFAS 123(R), we accounted for stock options under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans for the fiscal year ended August 31, 2005. For purposes of the pro forma disclosure, under SFAS 123, the fair value of the options is estimated using the BSM and the expense is amortized over the options’ vesting periods, and forfeitures are accounted for as they occur.

2005

($ in thousands, except per share amounts)
Net income	$427,933
Add:
Share-based compensation expense — intrinsic value as reported under APB 25: UPX Online converted options, net of tax	10,176
Share-based compensation expense — intrinsic value as reported under APB 25: all other options, net of tax	4,737
Deduct:
Share-based compensation expense — fair value as determined under SFAS 123: all options, net of tax	(29,712)

Pro forma net income	$413,134

Earnings per share:
Basic	$2.34
Basic — pro forma	$2.26
Diluted	$2.30
Diluted — pro forma	$2.22

Note 13.	Related Party Transactions

Dr. John G. Sperling Note Receivable

In August 1998, we, together with Hughes Network Systems and Hermes Onetouch, LLC (“Hermes”), formed Interactive Distance Learning, Inc. (“IDL”), a new corporation, to acquire One Touch Systems, a provider of interactive distance learning solutions. We contributed $10.8 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in IDL. We accounted for our investment in IDL under the cost method. Hermes is owned by Dr. John G. Sperling.

On December 14, 2001, Hermes acquired our investment in IDL in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value. The promissory note accrues interest at a fixed annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets as a receivable from a related party in the Consolidated Balance Sheets as of August 31, 2007 and 2006.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apollo International, Inc.

As of August 31, 2007, we directly own 3.78% of the preferred stock of Apollo International, Inc. (“Apollo International”), which provides educational products and services in Brazil, India, and The Netherlands. Dr. John G. Sperling was a director of Apollo International until November 2005. In addition, we beneficially own shares of Apollo International stock indirectly through our 4% investment in a venture capital fund (see Note 5) that owns 17% of Apollo International stock. During fiscal 2007 we received shareholder distributions in the amount of $600,000.

India:  Effective September 2002, we, through WIU, entered into an agreement with Apollo International that allows for WIU’s educational offerings to be made available in India through a joint venture between Apollo International and K.K. Modi Investment and Financial Services Private Limited (“Modi”). The joint venture company is named Modi Apollo International Group Private Limited (“MAIGPL”). Apollo International is responsible for the relationship with the entities in India that are offering the WIU programs while WIU maintains the educational content and other academic aspects of the programs pursuant to an agreement with Apollo International. WIU received $207,000, $170,000 and $156,000 during the years ended August 31, 2007, 2006 and 2005, respectively, in connection with its agreement with Apollo International.

The Netherlands:  Effective October 1, 2005, we acquired certain assets of Apollo International’s campus in The Netherlands for a nominal amount.

Governmental Advocates, Inc.

Effective July 1, 1989, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to us relating to state government in the state of California. Hedy F. Govenar, a director of UPX and a former director of Apollo, is the founder and Chairwoman of Governmental Advocates, Inc. On June 1, 2007, we renewed this agreement for an additional one year. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $120,000 per year for the years ended August 31, 2007, 2006 and 2005.

Yo Pegasus, LLC

Yo Pegasus, LLC (“Yo Pegasus”), an entity controlled by Dr. John G. Sperling, leases an aircraft to us as well as to other entities. Payments to Yo Pegasus for our business use of the airplane, including airplane usage, fuel, travel expenses and flight attendants, during the years ended August 31, 2007, 2006, and 2005, were $329,000, $378,000, and $421,000, respectively, and are included in general and administrative expenses in the Consolidated Statements of Income. Beginning in 2005, and through May 2007, the pilots were employed by us and the costs of salaries and fringe benefits were paid through our payroll and are included in general and administrative expenses in the Consolidated Statements of Income. The cost to us, including payments made to Yo Pegasus and the cost of pilots’ wages (including fringe benefits) during the years ended August 31, 2007, 2006 and 2005 were $505,000, $565,000, and $595,000, respectively. Although the pilots are no longer our employees, we continue our use of the aircraft under a new arrangement.

The Kronos Group

We have entered into a sublease with The Kronos Group, an entity controlled by Dr. John G. Sperling, to lease 56,410 square feet of office space in Tempe, Arizona, for the period from July 1, 2006, to November 30, 2007. We can extend the sublease for additional 30-day periods until February 29, 2008. Payments to this entity during the years ended August 31, 2007 and 2006, were $933,000 and $152,000.

Deferred Compensation Agreement with Dr. John G. Sperling

See Note 8.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Business Acquisitions and Goodwill Impairment

During August 2007, we announced our intention to acquire online advertising network Aptimus for $6.25 per share in an all-cash transaction valued at approximately $47.6 million. This acquisition will serve to advance our continuing efforts to enhance the efficacy of our online advertising investments in support of our mission to increase awareness of and access to quality education services. The closing of the acquisition is subject to customary closing conditions, including Aptimus shareholder approval. We anticipate the acquisition closing during our first fiscal quarter of 2008, after Aptimus’ shareholder meeting scheduled for October 29, 2007.

On October 20, 2006, we completed the acquisition of Insight by purchasing all of its outstanding common stock for $15.5 million. The purchase price included the payment of seller transaction fees, the repayment of certain existing indebtedness, payment of employee sale bonuses, and payments to option holders, warrant holders, and convertible note holders. Insight operates an online high school and engages in the business of servicing cyber high schools and providing other online education. This acquisition allows us to expand into the online charter high school market. The acquisition has been accounted for using the purchase method in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” As a result of the acquisition, goodwill increased by $12.7 million. In addition, we recorded $2.7 million in identifiable intangible assets related to a non-compete agreement, trade name, and an existing service contract. The intangible assets are being amortized over a five-year life. Insight is included in our Other Schools reportable segment. The results of Insight’s operations have been included in our consolidated financial statements since October 20, 2006. Pro forma financial data for Insight is not required as it is not material.

As of August 31, 2006, we concluded that the goodwill for CFP was impaired in the amount of $20.2 million. This impairment was included in our Other Schools segment. In performing our annual impairment test, we assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than our original expectations due to slower-than-forecasted revenue growth. After the impairment charge, the remaining goodwill totaled $16.9 million. We conducted an impairment test for CFP’s goodwill during 2007 and concluded that no impairment exists.

Note 15.	Commitments and Contingencies

We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Guarantees

We have agreed to indemnify our officers and directors for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance policies that limit our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

We are obligated under property and equipment leases that have been classified as operating leases. The following is a schedule of future minimum lease commitments as of August 31, 2007:

Operating Leases

($ in thousands)
2008	$135,113
2009	125,164
2010	110,479
2011	92,063
2012	63,418
Thereafter	79,997

$606,234

Facility and equipment expense under operating leases totaled $150.0 million, $141.2 million and $107.6 million for the years ended August 31, 2007, 2006 and 2005, respectively.

We have entered into five separate sale-leaseback agreements with unrelated third parties. These agreements were related to property located throughout Phoenix, Arizona, which we currently used to support our operations. The property is subject to ten-year lease terms expiring between 2010 and 2014. In total we received approximately $46.2 million in cash for the property, which generated a combined gain of approximately $17.5 million that is being deferred over the respective lease terms. We recognized total gains in our income statement of $1.7 million, $1.5 million and $1.7 million in 2007, 2006 and 2005, respectively. The balance of the total deferred gain was $10.6 million as of August 31, 2007 and $12.3 million as of August 31, 2006 and is included in long-term liabilities on the Consolidated Balance Sheets.

Sale-Leaseback Option

On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters land and buildings located in Phoenix, Arizona. We anticipate beginning to occupy these buildings early in fiscal year 2008 and finishing construction by the end of the second quarter of 2008. In the third quarter of 2008, we anticipate executing the sale-leaseback option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the buildings and land, and expect to generate a gain on the sale of approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Service Audit

On September 13, 2006, the Internal Revenue Service (“IRS”) commenced an audit of our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes), of approximately $44.6 million as of August 31, 2007. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete. We do not anticipate that the IRS audit will be complete prior to the second quarter of fiscal year 2008, and it may extend past such quarter, depending on the issues raised by the IRS with respect to such years.

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation

Incentive Compensation Qui Tam Action

On August 29, 2003, the Company was notified that a qui tam action had been filed against it on March 7, 2003, in the U.S. District Court for the Eastern District of California by two current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On April 23, 2007, the U.S. Supreme Court denied UPX’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004, settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. UPX has filed a motion seeking certification of the Court’s order for purposes of bringing an interlocutory appeal. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Rule 26 disclosures have been made and discovery is proceeding. While the outcome of this legal proceeding is uncertain,

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Axia Qui Tam Action

On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the DOJ filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Securities Class Action

On approximately October 12, 2004, a class action complaint was filed in the U.S. District Court for the District of Arizona, captioned Sekuk Global Enterprises et al v. Apollo Group, Inc. et al, Case No. CV 04-2147 PHX NVW. A second class action complaint making similar allegations was filed on or about October 18, 2004, in the U.S. District Court for the District of Arizona, captioned Christopher Carmona et al v. Apollo Group, Inc. et al, Case No. CV 04-2204 PHX EHC. A third class action complaint making similar allegations was filed on or about October 28, 2004, in the U.S. District Court for the District of Arizona, captioned Jack B. McBride et al v. Apollo Group, Inc. et al, Case No. CV 04-2334 PHX LOA. The court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. Lead plaintiff purports to represent a class of the Company’s shareholders who acquired their shares between February 27, 2004 and September 14, 2004, and seeks monetary damages in unspecified amounts. Lead plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by the Company for defendants’ issuance of allegedly materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. A motion to dismiss the consolidated class action complaint was filed on June 15, 2005, on behalf of Apollo Group, Inc. and the individual named defendants. The court denied the motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. Opposition briefs were filed on May 11, 2007 and reply briefs were filed on June 8, 2007. The court denied both summary judgment motions on September 12, 2007. The case remains set for trial on November 14, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Alaska Electrical Pension Fund Derivative Action

On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other purported shareholders of the Company, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are the Company, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of the Board of Directors of the Company (“Special Committee”) was appointed and authorized to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and the Company filed Motions to Dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a Motion to Terminate the action, based in part upon its conclusion that pursuit of the claims is not in the Company’s best interest. Discovery and briefing on the Motion to Terminate is presently expected to be completed by March 2008. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

EEOC v. UPX

On September 25, 2006, the Equal Employment Opportunity Commission (“EEOC”) filed a Title VII action against UPX captioned Equal Employment Opportunity Commission v. UPX, No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified individuals and an asserted class of unidentified individuals who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The Complaint also alleges that the identified individuals were retaliated against after complaining about the alleged discrimination. The EEOC did not serve its Complaint on UPX until November 21, 2006. UPX answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. The parties are currently engaged in discovery. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Barnett Derivative Action

On April 24, 2006, Larry Barnett filed a complaint derivatively on behalf of the Company. The lawsuit was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. On October 10, 2006, plaintiff filed a First Amended Complaint adding allegations of stock option backdating. The complaint names as defendants the Company, John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda Gonzales, Todd Nelson, Laura Palmer Noone, John Norton, John G. Sperling and Peter V. Sperling. The First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and that certain of the individual defendants were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court as described under “Securities Class Action.” The individual defendants joined in the Motion to Stay. On

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, the Company filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, the Company filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. On June 12, 2007 the Court extended the Stay to November 5, 2007 and set a case management conference for November 13, 2007. In light of recent developments in the Securities Class Action, the Company will be moving shortly to extend the Stay until the Securities Class Action has concluded. In addition, the plaintiff filed a motion to lift the stay on August 31, 2007 in order to conduct discovery related to the Special Committee’s report regarding alleged stock option backdating. The Company has opposed this motion. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Bamboo Partners Derivative Action

On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10(B) of the Exchange Act and committed numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described above under “Securities Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Teamsters Local Union Putative Class Action

On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds, filed a class action complaint purporting to represent a class of shareholders who purchased the Company’s stock between November 28, 2001 and October 18, 2006. The complaint alleges that the Company and certain of its current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning the Company’s stock option granting policies and practices. The defendants are the Company, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Todd S. Nelson, John R. Norton III, John G. Sperling, Peter V. Sperling, and Thomas C. Wier. Plaintiff seeks unstated compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. The Company has not yet responded to the complaint in this action but intends to vigorously oppose plaintiffs’ allegations. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Regulatory and Other Legal Matters

Student Financial Aid

All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on October 31, 2007.

The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. UPX was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, UPX submitted its Title IV program participation recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education regarding the UPX recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. WIU was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

U.S. Department of Education Audits

From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. On December 22, 2005, the U.S. Department of Education, Office of Inspector General (“OIG”), issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (PADL) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter. On June 7, 2007, UPX responded to the PADL request with results of the file review. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings are on-going, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

Department of Justice Investigation

On June 19, 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We are cooperating fully with this request.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Informal Inquiry

On June 30, 2006, we were notified by letter from the SEC of an informal inquiry and the Commission’s request for the production of documents relating to our stock option grants. On July 3, 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action.

Nasdaq Proceeding

Our Annual Report on Form 10-K for 2006 and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006, and February 28, 2007, were filed with the SEC on May 22, 2007, and an Amendment to the Quarterly Report on Form 10-Q/A for the quarter ended February 28, 2007, was filed with the SEC on May 25, 2007. On May 24, 2007, the Nasdaq Listing and Hearing Review Council determined that we demonstrated compliance with all Nasdaq Marketplace Rules and informed us that the Nasdaq delisting matter is now closed and our Class A Common Stock will continue to be listed on The Nasdaq Global Select Market.

IRC Section 162(m)

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest and penalties for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $44.6 million as of August 31, 2007. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired.

Note 16.	Segment Reporting

We operate exclusively in the educational industry providing higher education. Our six operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, CFP, and Insight.

Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense, and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay, stock-based compensation expense attributed to corporate management and administrative employees, etc. We changed our allocation methodology during 2007 with regard to the allocation of special charges as defined above. These costs were previously allocated to the subsidiaries. Prior periods have been updated for the affect in those periods of the change in the allocation methodology for comparability purposes. The revenue and corporate charges which are not allocated to UPX or Other Schools segments are included in the Corporate segment.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated in consolidation.

Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years ended August 31, 2007, 2006 and 2005, no individual customer accounted for more than 10% of our consolidated revenues.

Summary financial information by reportable segment is as follows:

	Year Ended August 31,
	2007	2006	2005

($ in thousands)
Tuition and other revenue, net
UPX	$2,537,815	$2,074,443	$2,014,124
Other Schools	184,619	402,051	235,183
Corporate	1,359	1,039	1,807

Total tuition and other revenue, net	$2,723,793	$2,477,533	$2,251,114

Income from operations:
UPX	$656,322	$620,708	$636,463
Other Schools	36,367	69,475	70,717
Corporate	(66,992)	(40,149)	(9,528)

	625,697	650,034	697,652
Reconciling items:
Interest income and other, net	31,600	18,054	16,787

Income before income taxes	$657,297	$668,088	$714,439

Depreciation and amortization:
UPX	$38,539	$40,239	$26,187
Other Schools	5,579	4,720	4,686
Corporate	26,997	22,331	14,719

Total depreciation and amortization	$71,115	$67,290	$45,592

Capital expenditures:
UPX	$41,444	$42,655	$57,823
Other Schools	1,415	1,497	4,211
Corporate	61,692	67,088	32,448

Total capital expenditures	$104,551	$111,240	$94,482

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of August 31,
	2007	2006

($ in thousands)
Assets:
UPX	$1,160,001	$969,500
Other Schools	125,141	161,752
Corporate	693,299	680,134
Eliminations	(528,578)	(528,381)

Total assets	$1,449,863	$1,283,005

Note 17.	Quarterly Results of Operations (Unaudited)

Seasonality

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Results of Operations

The unaudited consolidated interim financial information presented should be read in conjunction with other information included in our consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of our last eight quarters.

	2007
	Q1	Q2	Q3	Q4
	November 30	February 28	May 31	August 31

($ in thousands, except per share amounts)
Consolidated Quarterly Statements of Income:
Revenues:
Tuition and other, net	$667,786	$608,693	$733,392	$713,922

Costs and expenses:
Instructional costs and services	294,755	294,439	321,050	327,247
Selling and promotional	155,435	166,940	162,901	173,783
General and administrative	37,615	55,514	46,069	62,348

Total costs and expenses	487,805	516,893	530,020	563,378

Income from operations	179,981	91,800	203,372	150,544
Interest income and other, net	6,432	6,978	8,530	9,660

Income before income taxes	186,413	98,778	211,902	160,204
Provision for income taxes	72,539	38,440	80,464	57,044

Net income	$113,874	$60,338	$131,438	$103,160

Earnings per share attributed to Apollo Group common stock:
Basic income per share(1)	$0.66	$0.35	$0.76	$0.61

Diluted income per share(1)	$0.65	$0.35	$0.75	$0.60

Basic weighted average shares outstanding	173,122	173,185	173,188	169,770

Diluted weighted average shares outstanding	174,521	174,624	174,620	171,347

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	Q1	Q2	Q3	Q4
	November 30	February 28	May 31	August 31

($ in thousands, except per share amounts)
Consolidated Quarterly Statements of Income:
Revenues:
Tuition and other, net	$628,673	$570,550	$653,397	$624,913

Costs and expenses:
Instructional costs and services	263,805	261,833	283,711	300,235
Selling and promotional	127,972	124,246	138,195	154,293
General and administrative	28,633	59,768	30,415	34,188
Goodwill impairment	—	—	—	20,205

Total costs and expenses	420,410	445,847	452,321	508,921

Income from operations	208,263	124,703	201,076	115,992
Interest income and other, net	4,458	3,526	4,437	5,633

Income before income taxes	212,721	128,229	205,513	121,625
Provision for income taxes	84,142	49,140	74,059	45,914

Net income	$128,579	$79,089	$131,454	$75,711

Earnings per share attributed to Apollo Group common stock:
Basic income per share(1)	$0.72	$0.46	$0.76	$0.44

Diluted income per share(1)	$0.71	$0.45	$0.75	$0.43

Basic weighted average shares outstanding	178,104	173,496	172,817	172,981

Diluted weighted average shares outstanding	180,641	175,435	174,453	174,514

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Note 18.	Subsequent Events

Changes in Management

On September 4, 2007, the Apollo Group, Inc. announced the hiring of P. Robert Moya as Senior Vice President and General Counsel, effective September 1, 2007. Mr. Moya joins Apollo Group with more than 35 years of experience in corporate and securities law, with particular expertise in corporate governance. He has substantial mergers & acquisitions transaction experience, including international transactions, as well as experience with public and private offerings of equity and debt.

Apollo Global

On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”) to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest and most prestigious private equity firms, managing over $76 billion in assets for over 1,000 institutional investors, including several of the largest pension funds in the U.S. Through Apollo Global, we intend to capitalize on the high global demand for education services. Apollo Global will provide

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

education services through two primary strategies. First, Apollo Global will continue to provide our wide range of U.S. accredited degrees to foreign students outside the U.S. Second, Apollo Global will provide local education services, including post-secondary degrees, in the countries it seeks to enter. These capabilities will be achieved through both a disciplined acquisition process and organic growth.

Apollo Global will utilize the portfolio of our core competencies while leveraging Carlyle’s education industry and political relationships, and strategic assets across the global education sector. Combining Carlyle’s global footprint with our educational expertise and Apollo Global’s local, “in-country” expertise will assist in sourcing acquisitions, facilitate due diligence for new investment opportunities and enhance the opportunity for organic growth. Investments by Apollo Global will likely include a range of structures, including minority investments, 50/50 partnerships, and controlling acquisitions.

We have agreed that, within approximately 18 months, all of our education-related activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military will be conducted through Apollo Global. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, conservative amounts of debt will be employed, as appropriate. The Board of Apollo Global will consist of seven directors, four of whom will be designated by us and two of whom will be designated by Carlyle. The seventh director will be the President of Apollo Global. Additionally, 10 to 15% of the value of the equity will be available to provide incentives for management of Apollo Global. Apollo Global will be consolidated in our financial statements.

Item 9 —	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including its President (Principal Executive Officer) and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of its President (Principal Executive Officer) and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management’s intent is to design this system to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statement will not be prevented or detected on a timely basis. Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2007, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2007. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2007, management reviewed, among other things, the internal control deficiencies identified as material weaknesses in its previous Report on Internal Control Over Financial Reporting and determined that the previously identified control deficiencies have been resolved and that our internal control over financial reporting was effective as of August 31, 2007.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007, of the Company and our report dated October 29, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on September 1, 2005, as discussed in Note 2 to the consolidated financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 29, 2007

Item 9B —	Other Information

On October 22, 2007, we entered into a $1 billion joint venture with The Carlyle Group, a private equity firm, called Apollo Global. Apollo Global intends to make a range of investments in the international education services sector. Apollo Global will target investments and partnerships primarily in countries outside the United States with attractive demographic and economic growth characteristics. We have committed up to $801 million and will own 80.1% of the joint venture. Carlyle has committed up to $199 million and will own 19.9% of Apollo Global. Apollo Global will be a consolidated subsidiary of ours.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2007) and such information is incorporated herein by reference.

Item 11 —	Executive Compensation

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2007) and such information is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2007) and such information is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions

See Note 13 of our financial statement included in Part II, Item 8, which is incorporated by reference in this Part III, Item 13.

Other information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2007) and such information is incorporated herein by reference.

Item 14 —	Principal Independent Registered Public Accounting Firm Fees and Services

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2007) and such information is incorporated herein by reference.

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

3. Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

2.1		Asset Purchase Agreement between National Endowment for Financial Education, (R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	S-3	No. 333-35465	10	September 11, 1997
2.2		Assignment and Amendment of Asset Purchase Agreement between National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc. dated September 23, 1997	S-3/A	No. 333-35465	10.2	September 23, 1997
3.1		Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3	.1a	Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc.	8-K	No. 000-25232	99.1	June 27, 2007
3.2		Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1		Long-Term Incentive Plan of Apollo Group, Inc.*	S-1	No. 33-83804	10.3
10.2		Plan Amendment to Long-Term Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3		Amended and Restated Savings and Investment Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	January 14, 2002
10.4		Third Amended and Restated 1994 Employee Stock Purchase Plan of Apollo Group, Inc.*	10-K	No. 000-25232	10.5	November 14, 2005
10.5		Amended and Restated 2000 Stock Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.3	June 28, 2007
10.6		Plan Amendment to 2000 Stock Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	June 28, 2007

			Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

10.7		Form of Stock Option Agreement for Non-Employee Board Members of Apollo Group, Inc.*	10-Q	No. 000-25232	10.6	June 28, 2007
10.8		Form of Restricted Stock Unit Award for Non-Employee Board Members of Apollo Group, Inc.*	10-Q	No. 000-25232	10.7	June 28, 2007
10.9		Form of Stock Option Award for Officers and Employees of Apollo Group, Inc.*	10-Q	No. 000-25232	10.8	June 28, 2007
10.10		Form of Restricted Stock Unit Award for Officers*	10-Q	No. 000-25232	10.9	June 28, 2007
10.11		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.6
10.12		Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.7
10.13		Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated September 7, 1994	S-1	No. 33-83804	10.10
10	.13b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10	.13c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 8, 2007	10-K	No. 000-25232	10.7c	May 22, 2007
10.14		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	10-K	No. 000-25232	10.11	October 27, 1995
10.15		Purchase and Sale Agreement dated October 10, 1995	10-K	No. 000-25232	10.12	October 25, 1996
10.16		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2006	10-K	No. 000-25232	10.12	May 22, 2007
10.17		Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q	No. 000-25232	10.14	April 12, 2002
10	.17a	Corrected Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-K	No. 000-25232	10.13a	May 22, 2007
10.18		Contract for Construction between Apollo Development Corporation and Sundt Construction, Inc. dated June 18, 2004	10-K	No. 000-25232	10.14	May 22, 2007
10.19		Separation Agreement between Apollo Group, Inc. and Todd Nelson dated January 11, 2006	8-K	No. 000-25232	10.1	January 12, 2006
10.20		Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc. dated November 14, 2006*	10-K	No. 000-25232	10.16	May 22, 2007

Incorporated by Reference
Exhibit				Exhibit
Number	Exhibit Description	Form	File No.	Number	Filing Date

10.21	Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz dated February 13, 2007*	10-K	No. 000-25232	10.17	May 22, 2007
10.22	Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated March 31, 2007*	10-K	No. 000-25232	10.18	May 22, 2007
10.23	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007
10.24	Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 5, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.25	Amendment to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 5, 2007*	10-Q	No. 000-25232	10.2	June 28, 2007
10.26	Employment Agreement between Apollo Group, Inc. and P. Robert Moya dated August 31, 2007*
10.27	Joint Venture Agreement between Apollo Group, Inc. and Carlyle Ventures Partners III, L.P. dated October 22, 2007
10.28	Shareholders’ Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc. dated October 22, 2007
10.29	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc. dated October 22, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Phoenix, State of Arizona, on October 24, 2007.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ Brian E. Mueller
Brian E. Mueller
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Founder, Acting Executive Chairman of the Board and Director	October 24, 2007

/s/ Brian E. Mueller Brian E. Mueller	President and Director (Principal Executive Officer)	October 24, 2007

/s/ Gregory W. Cappelli Gregory W. Cappelli	Executive Vice President Global Strategy and Director	October 24, 2007

/s/ Joseph L. D’Amico Joseph L. D’Amico	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 24, 2007

/s/ Brian L. Swartz Brian L. Swartz	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	October 24, 2007

/s/ Peter V. Sperling Peter V. Sperling	Senior Vice President, Secretary and Director	October 24, 2007

/s/ Dino J. DeConcini Dino J. DeConcini	Director	October 24, 2007

/s/ K. Sue Redman K. Sue Redman	Director	October 24, 2007

/s/ James R. Reis James R. Reis	Director	October 24, 2007

/s/ George A. Zimmer George A. Zimmer	Director	October 24, 2007

/s/ Roy A. Herberger Roy A. Herberger	Director	October 24, 2007

Index to Exhibits

			Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

2.1		Asset Purchase Agreement between National Endowment for Financial Education, (R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc. dated August 21, 1997	S-3	No. 333-35465	10	September 11, 1997
2.2		Assignment and Amendment of Asset Purchase Agreement between National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc. dated September 23, 1997	S-3/A	No. 333-35465	10.2	September 23, 1997
3.1		Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3	.1a	Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc.	8-K	No. 000-25232	99.1	June 27, 2007
3.2		Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1		Long-Term Incentive Plan of Apollo Group, Inc.*	S-1	No. 33-83804	10.3
10.2		Plan Amendment to Long-Term Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3		Amended and Restated Savings and Investment Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	January 14, 2002
10.4		Third Amended and Restated 1994 Employee Stock Purchase Plan of Apollo Group, Inc.*	10-K	No. 000-25232	10.5	November 14, 2005
10.5		Amended and Restated 2000 Stock Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.3	June 28, 2007
10.6		Plan Amendment to 2000 Stock Incentive Plan of Apollo Group, Inc.*	10-Q	No. 000-25232	10.4	June 28, 2007
10.7		Form of Stock Option Agreement for Non-Employee Board Members of Apollo Group, Inc.*	10-Q	No. 000-25232	10.6	June 28, 2007
10.8		Form of Restricted Stock Unit Award for Non-Employee Board Members of Apollo Group, Inc.*	10-Q	No. 000-25232	10.7	June 28, 2007
10.9		Form of Stock Option Award for Officers and Employees of Apollo Group, Inc.*	10-Q	No. 000-25232	10.8	June 28, 2007
10.10		Form of Restricted Stock Unit Award for Officers*	10-Q	No. 000-25232	10.9	June 28, 2007
10.11		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.6
10.12		Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.7
10.13		Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated September 7, 1994	S-1	No. 33-83804	10.10

			Incorporated by Reference
Exhibit					Exhibit
Number		Exhibit Description	Form	File No.	Number	Filing Date

10	.13b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10	.13c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock dated May 8, 2007	10-K	No. 000-25232	10.7c	May 22, 2007
10.14		Agreement of Purchase and Sale of Assets of Western International University dated June 30, 1995 (without schedules and exhibits)	10-K	No. 000-25232	10.11	October 27, 1995
10.15		Purchase and Sale Agreement dated October 10, 1995	10-K	No. 000-25232	10.12	October 25, 1996
10.16		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc. dated June 1, 2006	10-K	No. 000-25232	10.12	May 22, 2007
10.17		Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q	No. 000-25232	10.14	April 12, 2002
10	.17a	Corrected Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-K	No. 000-25232	10.13a	May 22, 2007
10.18		Contract for Construction between Apollo Development Corporation and Sundt Construction, Inc. dated June 18, 2004	10-K	No. 000-25232	10.14	May 22, 2007
10.19		Separation Agreement between Apollo Group, Inc. and Todd Nelson dated January 11, 2006	8-K	No. 000-25232	10.1	January 12, 2006
10.20		Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc. dated November 14, 2006*	10-K	No. 000-25232	10.16	May 22, 2007
10.21		Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz dated February 13, 2007*	10-K	No. 000-25232	10.17	May 22, 2007
10.22		Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated March 31, 2007*	10-K	No. 000-25232	10.18	May 22, 2007
10.23		Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007
10.24		Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 5, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.25		Amendment to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico dated June 5, 2007*	10-Q	No. 000-25232	10.2	June 28, 2007
10.26		Employment Agreement between Apollo Group, Inc. and P. Robert Moya dated August 31, 2007*

Incorporated by Reference
Exhibit				Exhibit
Number	Exhibit Description	Form	File No.	Number	Filing Date

10.27	Joint Venture Agreement between Apollo Group, Inc. and Carlyle Ventures Partners III, L.P. dated October 22, 2007
10.28	Shareholders’ Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc. dated October 22, 2007
10.29	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc. dated October 22, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensation plan.