Form 10-Q
period 2007-11-30
APOLLO GROUP INC
filed 2008-01-08
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐                      NO ☑
AS OF DECEMBER 21, 2007, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	167,252,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “plans,” “predicts,” “targets,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulation of the education industry, including those items set forth in Item 1 of our Annual Report on Form 10-K for the year ended August 31, 2007, under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended August 31, 2007, Risk Factors;

•	those factors set forth in Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2007; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	November 30,	August 31,
($ in thousands)	2007	2007
Assets:
Current assets
Cash and cash equivalents	$542,128	$339,319
Restricted cash	298,754	296,469
Marketable securities, current portion	30,324	31,278
Accounts receivable, net	187,551	190,912
Deferred tax assets, current portion	51,186	50,885
Other current assets	21,124	16,515

Total current assets	1,131,067	925,378
Property and equipment, net	376,102	364,207
Marketable securities, less current portion	18,017	22,084
Goodwill	66,671	29,633
Deferred tax assets, less current portion	89,016	80,077
Other assets	35,861	28,484

Total assets	$1,716,734	$1,449,863

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$44,624	$80,729
Accrued liabilities	105,418	103,651
Current portion of long-term liabilities	21,057	21,093
Income taxes payable	66,416	43,351
Student deposits	329,862	328,008
Current portion of deferred revenue	159,724	167,003

Total current liabilities	727,101	743,835
Deferred revenue, less current portion	237	295
Long-term liabilities, less current portion	123,498	71,893

Total liabilities	850,836	816,023

Commitments and contingencies (Note 8)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost	(1,370,036)	(1,461,368)
Retained earnings	2,237,492	2,096,385
Accumulated other comprehensive loss	(1,662)	(1,281)

Total shareholders’ equity	865,898	633,840

Total liabilities and shareholders’ equity	$1,716,734	$1,449,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended November 30,
(in thousands, except per share amounts)	2007	2006
Revenues:
Tuition and other, net	$780,674	$667,786

Costs and expenses:
Instructional costs and services	333,289	294,755
Selling and promotional	176,909	155,435
General and administrative	51,281	37,615

Total costs and expenses	561,479	487,805

Income from operations	219,195	179,981
Interest income and other, net	9,650	6,432

Income before income taxes	228,845	186,413
Provision for income taxes	88,980	72,539

Net Income	$139,865	$113,874

Earnings per share:
Basic income per share	$0.84	$0.66

Diluted income per share	$0.83	$0.65

Basic weighted average shares outstanding	167,036	173,122

Diluted weighted average shares outstanding	169,289	174,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended November 30,
($ in thousands)	2007	2006
Net income	$139,865	$113,874
Other comprehensive income (net of tax):
Currency translation gain (loss)	(381)	173

Comprehensive income	$139,484	$114,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	November 30,
($ in thousands)	2007	2006
Cash flows provided by (used in) operating activities:
Net income	$139,865	$113,874
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	14,924	10,146
Excess tax benefits from share-based compensation	(13,165)	(1,030)
Depreciation and amortization	18,113	17,191
Amortization of marketable securities discount and premium, net	21	56
Provision for uncollectible accounts receivable	32,385	23,114
Deferred income taxes	(2,665)	(11,521)
Changes in assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(26,760)	(46,044)
Other assets	(4,229)	(3,945)
Accounts payable and accrued liabilities	(29,657)	(11,680)
Income taxes payable	84,791	65,175
Student deposits	1,854	2,833
Deferred revenue	(7,368)	(4,297)
Other liabilities	(271)	(980)

Net cash provided by operating activities	207,838	152,892

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(18,873)	(13,788)
Additions related to new headquarters	(5,241)	(11,397)
Acquisitions, net of cash acquired	(47,033)	(15,079)
Purchase of marketable securities including auction-rate securities	(396,660)	(356,275)
Maturities of marketable securities including auction-rate securities	401,660	371,261
Increase in restricted cash	(2,285)	(16,065)

Net cash used in investing activities	(68,432)	(41,343)

Cash flows provided by (used in) financing activities:
Issuance of Apollo Group Class A common stock	50,848	4,349
Excess tax benefits from share-based compensation	13,165	1,030

Net cash provided by financing activities	64,013	5,379

Effect of exchange rate gain (loss) on cash and cash equivalents	(610)	173

Net increase in cash and cash equivalents	202,809	117,101
Cash and cash equivalents, beginning of period	339,319	309,058

Cash and cash equivalents, end of period	$542,128	$426,159

Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$1,634	$458
Purchases of property and equipment included in accounts payable	$6,207	$4,608
Settlement of liability-classified awards through the issuance of treasury stock	$16,340	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned subsidiaries and consolidated joint venture, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our.” These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our 2007 Annual Report on Form 10-K as filed with the SEC on October 29, 2007, in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” included in this filing and the audited consolidated financial statements and notes thereto contained in our 2007 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three months ended November 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant management estimate is the allowance for doubtful accounts. Actual results could differ from such estimates.
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, on October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments in the international education services sector. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at high school, college, and graduate levels, at campuses and learning centers, as well as online throughout the world.
In addition to our education-based offerings, on October 29, 2007, we completed the acquisition of Aptimus, Inc. (“Aptimus”), an online advertising network. The acquisition aids in the furtherance of our broader efforts to position ourselves to more effectively monitor, manage and control our marketing investments and brands.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, second quarter (December through February) enrollment and related revenues generally are lower than other quarters due to holiday breaks in December and January and third quarter (March through May) enrollment and related revenues are generally the highest of any quarter. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.

Note 3. Accounts Receivable, net
Accounts receivable, net consist of the following as of November 30, 2007 and August 31, 2007:

	November 30,	August 31,
($ in thousands)	2007	2007
Tuition accounts receivable	$276,091	$281,834
Less allowance for doubtful accounts	(104,652)	(99,818)

Net tuition accounts receivable	$171,439	$182,016
Other receivables	16,112	8,896

Total accounts receivable, net	$187,551	$190,912

Tuition accounts receivable is composed primarily of amounts due from students.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts for the three months ended November 30:

	Three Months Ended
	November 30,
($ in thousands)	2007	2006
Beginning allowance for doubtful accounts	$99,818	$65,184
Charged to bad debt expense	32,385	23,114
Write-offs, net of recoveries	(27,551)	(18,512)

Ending allowance for doubtful accounts	$104,652	$69,786

Note 4. Long-Term Liabilities
Long-term liabilities consist of the following as of November 30, 2007 and August 31, 2007:

	November 30,	August 31,
($ in thousands)	2007	2007
Deferred rent and other lease incentives	$76,152	$77,755
Deferred gains on sale-leasebacks	10,899	10,602
Deferred compensation agreement with Dr. John G. Sperling	2,248	2,197
Unrecognized tax benefit (see Note 5)	53,046	—
Other long-term liabilities	2,210	2,432

Total liabilities	144,555	92,986
Less current portion	(21,057)	(21,093)

Total long-term liabilities	$123,498	$71,893

Note 5. Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109,” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.
We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits as of August 31, 2007. It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, we reclassified $53.0 million of unrecognized tax benefits, including penalties and interest of $16.0 million, from current income taxes payable to long-term liabilities, as these contingencies are not expected to be paid within the next year. The total amount of unrecognized tax benefits, including penalties and interest, would impact our effective tax rate if recognized. We are continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next twelve months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations close. At the adoption date, our tax filings are generally subject to examination in major tax jurisdictions for years ending on or after August 31, 2001.
An Internal Revenue Service (“IRS”) audit relating to our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we accrued an additional $0.9 million related to interest and penalties in the current quarter, for a total of $45.5 million with respect to this uncertain tax position, including interest and penalties, for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
Note 6. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for our common stock is as follows:

	Three Months Ended November 30,
	2007			2006
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$139,865	167,036	$0.84	$113,874	173,122	$0.66
Effect of dilutive securities:
Stock options	—	2,140	(0.01)	—	1,399	(0.01)
Restricted stock units	—	113	—	—	—	—

Diluted income per share	$139,865	169,289	$0.83	$113,874	174,521	$0.65

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock unit awards (“RSUs”). For the three months ended November 30, 2007 and 2006, approximately 1,317,000 and 5,601,000, respectively, of our stock options and approximately 8,000 RSUs for the three months ended November 30, 2007, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and the grant price of RSUs were greater than or equal to the average share price for the quarter; therefore, their inclusion would have been anti-dilutive. These stock options and RSUs could be dilutive in the future if the average share price increases and is greater than the exercise price and grant price of these awards.
Note 7. Share-Based Compensation Plans
Stock Option Grant
On March 31, 2007, we entered into an employment contract with Mr. Gregory W. Cappelli, who was appointed Executive Vice President, Global Strategy and Assistant to the Chairman. Pursuant to his employment agreement, on September 4, 2007, Mr. Cappelli received a restricted stock unit award of 113,896 shares, representing a value of $5.0 million based on a price of $43.90, the closing price of our stock on the business day preceding his service inception date, or March 30, 2007. These RSUs will be subject to a four-year graded vesting schedule with one quarter of the awards vesting at each anniversary of Mr. Cappelli’s commencement of employment with Apollo Group on April 2, 2007. Also, on September 4, 2007, Mr. Cappelli received a fiscal year 2008 equalization grant (“Equalization Grant”), whereby he was granted an option to purchase 149,711 shares with an aggregate fair value of approximately $3.0 million. An option for an additional 1,058 shares was granted to Mr. Cappelli on October 5, 2007. The aggregate fair value of the options was determined by the Black-Scholes-Merton option pricing model (“BSM”) on the grant date using the following assumptions (for a discussion on our Statement of Financial Accounting Standards (“SFAS”) No. 123(R) assumption methodology please refer to our 2007 Annual Report on Form 10-K):

Expected volatility	35.0%
Expected life (years)	4.1
Risk-free interest rate	4.4%
Dividend yield	0.0%
The terms of the Equalization Grant are the same as those of the option grant discussed above. Because the RSU and Equalization Grant contain a performance condition, and the service inception date of April 2, 2007, precedes the grant date of September 4, 2007, we began recognizing expense for these awards as of the service inception date.
Stock Option Modifications
On January 12, 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications allowed former employees, including officers, terminated on or after November 3, 2006, to exercise options that were “in the money” as of the end of the 90-day post-termination period provided under the 2000 Stock Incentive Plan (“2SIP”) and their option agreements thereunder, beyond this 90-day period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process as described in our 2007 Annual Report on Form 10-K, to sell shares of our Class A common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to the former employees having the opportunity to exercise, since the 90-day post-termination exercise period would have expired prior to us completing our financial statement restatement process.
As a result of these modifications, we recorded a non-cash charge to share-based compensation of $12.1 million during the second quarter of fiscal 2007. In addition, the modified awards held by former employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19, under which these awards are classified as liabilities and reported in accrued liabilities in our Condensed Consolidated Balance Sheets. EITF 00-19 also requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our Condensed Consolidated Statements of Income. During the three months ended November 30, 2007, we recorded fair value adjustments of $0.1 million, which were recorded as reductions in expense. All awards that were subject to the above modification have been exercised as of November 30, 2007; accordingly, we have reclassified $16.3 million into additional paid-in-capital, including the $11.8 million recorded at the time of modification plus $4.5 million in cumulative fair value adjustments.
Share-Based Compensation Expense
The table below outlines the effects of share-based compensation included in the following costs and expenses in the Condensed Consolidated Statements of Income for the three months ended November 30, 2007 and 2006:

	Three Months Ended
	November 30,
($ in thousands, except per share amounts)	2007	2006
Instructional costs and services	$5,105	$3,890
Selling and promotional	733	1,085
General and administrative	9,086	5,171

Share-based compensation expense included in operating expenses	14,924	10,146
Tax effect on share-based compensation	(5,807)	(4,019)

Share-based compensation expense, net of tax	$9,117	$6,127

Note 8. Commitments and Contingencies
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs associated with the claim or potential claim. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.
Internal Revenue Service Audit
In September 2006, the IRS commenced an audit of our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we accrued an additional $0.9 million related to interest and penalties in the current quarter, for a total of $45.5 million with respect to this uncertain tax position, including interest and penalties, for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
Sale-Leaseback Option
On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters land and buildings. We began to occupy these buildings during November 2007, and anticipate finishing construction by the end of the second quarter of fiscal 2008. In the third quarter of fiscal 2008, we anticipate executing the sale-leaseback option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the buildings and land, and expect to generate a gain on the sale of approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation
Incentive Compensation False Claims Act Lawsuit
In 2003, a False Claims Act lawsuit was filed against the Company in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. The U.S. Department of Justice declined to intervene in the lawsuit. The lawsuit alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly using false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensated its employees involved with student recruiting. On March 22, 2004, the District Court dismissed the complaint with prejudice. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. The U.S. Supreme Court denied UPX’s Petition for Writ of Certiorari. On March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004, settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. UPX has filed a motion seeking certification of the Court’s order for purposes of bringing an interlocutory appeal. That motion is pending before the District Court. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Rule 26 disclosures have been made and discovery is proceeding. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Axia False Claims Act Lawsuit
On August 15, 2005, a relator filed a False Claims Act complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the Department of Justice filed the Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Alaska Electrical Pension Fund Derivative Action
On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of the Company that certain of the Company’s current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other purported shareholders of the Company, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are the Company, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of the Board of Directors of the Company (“Special Committee”) was appointed and authorized to determine whether it is in the Company’s best interest to itself pursue the allegations made on behalf of the Company. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and the Company filed Motions to Dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a Motion to Terminate the action, based in part upon its conclusion that pursuit of the claims is not in the Company’s best interest. The court subsequently stayed briefing and discovery in connection with the Motion to Terminate, pending mediation, and the case has been stayed until January 8, 2008. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In connection with our proposed settlement of this matter and the outcome of the aforementioned mediation, we have accrued our best estimate of settlement as of November 30, 2007, which is not material for separate disclosure.
Securities Class Action
In October 2004, the Company and three of its executive officers were named as defendants in three securities class action lawsuits, filed in the U.S. District Court for the District of Arizona, which have been consolidated as In re Apollo Group, Inc. Securities Litigation. On May 16, 2005, a Consolidated Complaint was filed naming as defendants the Company, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus. On March 1, 2007, by stipulation and order of the court, Daniel E. Bachus was dismissed as a defendant from the case. The Consolidated Complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by allegedly making materially false and misleading statements in connection with their failure to publicly disclose the contents of the U.S. Department of Education’s program review report. On June 15, 2005, defendants filed a motion to dismiss the Consolidated Complaint. The court denied defendants’ motion to dismiss on October 18, 2005 and discovery commenced. The parties conducted discovery from October 2005 until discovery closed on February 16, 2007. On March 9, 2007, both parties filed motions for summary judgment. The summary judgment motions were heard on September 4, 2007, and on September 11, 2007 the court entered an order denying both parties’ motions. The trial in the case commenced on November 14, 2007, and is ongoing. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

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
Barnett Derivative Action
On April 24, 2006, Larry Barnett filed a complaint derivatively on behalf of the Company. The lawsuit was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. On October 10, 2006, plaintiff filed a First Amended Complaint adding allegations of stock option backdating. The complaint names as defendants the Company, John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda Gonzales, Todd Nelson, Laura Palmer Noone, John Norton, John G. Sperling and Peter V. Sperling. The First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to the Company and that certain of the individual defendants were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court as described under “Securities Class Action.” The individual defendants joined in the Motion to Stay. On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, the Company filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, the Company filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. On June 12, 2007 the Court extended the Stay to November 5, 2007 and set a case management conference for November 13, 2007. The plaintiff filed a motion to lift the stay on August 31, 2007 in order to conduct discovery related to the Special Committee’s report regarding alleged stock option backdating. On October 4, 2007, the Court denied the motion to lift the stay without prejudice. On October 12, 2007, the Company filed a motion to extend the stay through February 2008 pending the resolution of the trial in the Securities Class Action. At the case management conference on November 13, 2007, the Court heard argument on the motion and, at the conference, granted the motion to extend the stay. The Court scheduled another case management conference for March 10, 2008, and ordered that the case remain stayed until the date of that conference. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners filed a complaint derivatively on behalf of the Company and UPX. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., UPX, Todd Nelson, Kenda Gonzales, Daniel Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint alleges, among other things, that the defendants violated Sections 10(b) of the Exchange Act and committed numerous breaches of fiduciary duties. The complaint seeks damages sustained by Apollo and UPX as a result of breaches of fiduciary duty, abuse of control and waste of corporate assets. The complaint seeks damages against Laura Palmer Noone for unjust enrichment. The complaint also seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, the Company filed a Motion to Stay the case arguing that it is not in the best interests of the Company to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action pending against the Company in federal district court, as described above under “Securities Class Action.” The individual defendants joined in the Motion to Stay. The court granted the Company’s motion to stay on May 18, 2007. The case remains stayed pending the resolution of the Securities Class Action. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.

Teamsters Local Union Putative Class Action
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint in the U.S. District Court for the District of Arizona purporting to represent a class of shareholders who purchased the Company’s stock between November 28, 2001 and October 18, 2006, alleging that the Company and certain of its current and former directors and officers violated the federal securities laws through purported misrepresentations concerning the Company’s historical stock option grants. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. On November 23, 2007, lead plaintiff filed an amended complaint alleging that the defendants made misrepresentations concerning the Company’s stock option granting policies and practices, traded while in possession of material non-public information, violated duties of care, candor and loyalty, and engaged in self-dealing. Lead plaintiff alleges violations of Sections 10(b), 20(a) and 20A of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, breach of fiduciary duty, and civil conspiracy to commit fraud, and seeks unstated compensatory and punitive damages and other relief on behalf of the purported class. The defendants are the Company, John G. Sperling, Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John M. Blair, Hedy F. Govenar, Brian E. Mueller, Dino J. DeConcini, Peter V. Sperling, and Laura Palmer Noone. The Company has not yet responded to the amended complaint in this action but intends to vigorously oppose plaintiffs’ allegations. While the outcome of this legal proceeding is uncertain, management does not expect a material adverse effect on the Company’s business, financial position, results of operations, or cash flows to result from this action. In addition, the Company cannot reasonably estimate a range of loss for this action and accordingly has not accrued any liability associated with this action.
Regulatory and Other Legal Matters
Student Financial Aid
All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act is set to expire on March 31, 2008.
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
U.S. Department of Education Audits
From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies. On December 22, 2005, the U.S. Department of Education, Office of Inspector General (“OIG”), issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provide reasonable assurances that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG also concluded, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from March 1, 2004 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (PADL) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter. On June 7, 2007, UPX responded to the PADL request. The U.S. Department of Education will ultimately issue a final audit determination letter regarding the return of Title IV funds. UPX has accrued $3.7 million, which is its best estimate of the refund liability. While the outcome of the OIG audit proceedings are on-going, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from these actions.

SEC Informal Inquiry and Department of Justice Investigation
In June 2006, we were notified by letter from the SEC of an informal inquiry and the Commission’s request for the production of documents relating to our stock option grants. In July 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action. Also in June 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We have cooperated fully with this request.
Note 9. Segment Reporting
We operate primarily in the educational industry. Our six operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, CFP and Insight. Costs incurred related to our global expansion are currently included in the Corporate segment. Apollo Global has not yet received any capital contribution and had no operating activity as of November 30, 2007.
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
The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 of our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated in consolidation.
Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended November 30, 2007 and 2006, no individual customer accounted for more than 10% of our consolidated revenues.
Summary financial information by reportable segment is as follows:

	Three Months Ended
	November 30,
($ in thousands)	2007	2006
Tuition and other revenue, net:
UPX	$743,390	$607,017
Other Schools	36,665	60,794
Corporate	619	(25)

	$780,674	$667,786

Income from operations:
UPX	$229,402	$172,561
Other Schools	5,346	13,426
Corporate	(15,553)	(6,006)

	$219,195	$179,981

Note 10. Acquisitions
Aptimus
On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising network Aptimus, Inc. for approximately $48.1 million after preliminary adjustments. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), under which the initial purchase price allocation is subject to revision for a period of up to one year from the date of acquisition. The operating results are included in the unaudited interim condensed consolidated financial statements from the date of acquisition. In connection with the acquisition, we have initially recorded $37.0 million of goodwill. The results of operations of Aptimus are not significant to our consolidated results of operations.
A summary of the preliminary purchase price composition is as follows:

($ in thousands)
Cash paid for the outstanding common stock of Aptimus	$41,486
Cash paid for certain common stock equivalents of Aptimus	4,672
Transaction-related costs	1,897

Total purchase price	$48,055

A summary of the preliminary purchase price allocation is as follows:

($ in thousands)
Net working capital	$(1,920)
Property and equipment	573
Intangibles	7,800
Deferred tax assets	6,346
Goodwill	37,038
Employee stock options assumed	(1,782)

Total allocated purchase price	48,055
Less: Cash acquired	(1,022)

Acquisition, net of cash acquired	$47,033

Apollo Global
On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms, managing over $76 billion in assets for over 1,000 institutional investors, including several of the largest pension funds in the U.S. Through Apollo Global, we intend to capitalize on the significant global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will facilitate delivery of a wide range of U.S. accredited degrees to foreign students outside the U.S. Within approximately 18 months, we expect to transfer to Apollo Global assets that are dedicated to recruiting and servicing international students. Following such transfer, Apollo Global will, under a service agreement with us, perform enrollment activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military. Second, Apollo Global will acquire or invest in companies that provide local education services, including post-secondary degrees, in the countries it seeks to enter. These investments will be achieved through both a disciplined acquisition process and organic growth.
We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, appropriate amounts of debt will be employed. The Board of Apollo Global consists of seven directors, four of whom were designated by us and two of whom were designated by Carlyle. The seventh director is the Interim President of Apollo Global. Additionally, 10 to 15% of the value of the equity will be available to provide incentives for management of Apollo Global. Apollo Global is consolidated in our financial statements. No cash contributions of Apollo Global have been made as of November 30, 2007.

Note 11. Subsequent Events
Financing
On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 bps to 17.5 bps and the incremental fees for borrowings under the facility range from LIBOR + 50.0 bps to 82.5 bps.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. Our obligations under the Bank Facility are guaranteed by our material domestic subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us,” or “our”), our operations, and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto contained in our 2007 Annual Report on Form 10-K as filed with the SEC on October 29, 2007. The following overview provides a summary of the sections included in our MD&A:
•	Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary — a general description of our business and the education industry, as well as key highlights of the current year.

•	Critical Accounting Policies and Estimates — a discussion of our accounting policies that require critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements. We operate primarily in one business sector: education. Except to the extent that differences between our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
Forward-Looking Statements
This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believes,” “expects,” “anticipates,” “estimates,” “plans,” “predicts,” “targets,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulations of the education industry, including those items set forth in Item 1 of the 2007 Annual Report on Form 10-K, under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A of the 2007 Annual Report on Form 10-K, Risk Factors;

•	those factors set forth in Item 7 of the 2007 Annual Report on Form 10-K; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).
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
Executive Summary
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries, and Apollo Global, Inc. (“Apollo Global”), a consolidated joint venture. We offer innovative and distinctive educational programs and services at high school, college and graduate levels at 102 campuses and 154 learning centers in 40 states and the District of Columbia; Puerto Rico; Alberta and British Columbia, Canada; Mexico; and the Netherlands; as well as online throughout the world. Our combined Degreed Enrollment for UPX, including Axia College (Axia College has been a part of UPX since March 2006, but was a part of WIU from September 2004 through February 2006), as of November 30, 2007, was approximately 325,000. In addition, students are enrolled in WIU, CFP, IPD Client Institutions, and Insight, and additional non-degreed students are enrolled in UPX. Degreed Enrollment represents individual students enrolled in our degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including Axia students enrolled in UPX and WIU). Degreed Enrollment includes any student who graduated from one degree program and started a new degree program (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a graduate of a bachelor’s degree program returns for a master’s degree), as well as students who have been out of attendance for greater than 12 months and return to a program.
The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $373.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, over 6.8 million, or 39%, based on its most recent data from 2005, of all students enrolled in higher education programs are over the age of 24, and this number is expected to increase by 21% from 2005 through 2016. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. From 2005 through 2016, the percentage of 18- to 24-year-old students in the U.S. is expected to increase 15%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, second quarter (December through February) enrollment and related revenues generally are lower than other quarters due to holiday breaks in December and January. We experience a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.
During the first quarter of fiscal 2008, we experienced the following significant events:
1.	Enrollment and Revenue Growth While Investing in our Business for the Future - We achieved 11.4% growth in Degreed Enrollment for the three months ended November 30, 2007 as compared to the three months ended November 30, 2006, which, coupled with previously implemented selective tuition price increases depending on geographic area and program, resulted in a 16.9% increase in revenue over the same period. These increases helped fund a significant portion of our investment in product development and marketing and lead generation during the quarter to ensure our continued growth and viability in the future.

2.	Apollo Global - On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), Apollo Global, to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms, managing over $76 billion in assets for over 1,000 institutional investors, including several of the largest pension funds in the U.S. Through Apollo Global, we intend to capitalize on the significant global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will facilitate delivery of a wide range of our U.S. accredited degrees to foreign students outside the U.S. Within approximately 18 months, we expect to transfer to Apollo Global assets that are dedicated to recruiting and servicing international students. Following such transfer, Apollo Global will, under a service agreement with us, perform enrollment activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military. Second, Apollo Global will acquire or invest in companies that provide local education services, including post-secondary degrees, in the countries it seeks to enter. These investments will be achieved through both a disciplined acquisition process and organic growth.

We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, appropriate amounts of debt will be employed. The Board of Apollo Global consists of seven directors, four of whom were designated by us and two of whom were designated by Carlyle. The seventh director is the Interim President of Apollo Global. Additionally, 10 to 15% of the value of the equity will be available to provide incentives for management of Apollo Global. Apollo Global is consolidated in our financial statements. No cash contributions of Apollo Global have been made as of November 30, 2007.

3.	Bank Facility - On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 bps to 17.5 bps and the incremental fees for borrowings under the facility range from LIBOR + 50.0 bps to 82.5 bps.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. Our obligations under the Bank Facility are guaranteed by our material domestic subsidiaries.

4.	Aptimus, Inc. (“Aptimus”) - On October 29, 2007, we completed the acquisition of Aptimus (Nasdaq:APTM), an online advertising network. The acquisition aids in the furtherance of our broader efforts to position ourselves to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to quality and affordable education.
Critical Accounting Policies and Estimates
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2007 filed on October 29, 2007.
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
Selling and promotional costs consist primarily of compensation for enrollment counselors, management and support staff, corporate marketing, advertising, production of marketing materials, and other costs related to selling and promotional functions. All operating expenses related to Aptimus are classified as selling and promotional costs. We expense selling and promotional costs as incurred.
General and administrative costs consist primarily of administrative compensation, occupancy costs, depreciation and amortization, and other related costs for departments such as executive management, information technology, corporate accounting, human resources, and other departments that do not provide direct services to our students. To the extent possible, we centralize these services to avoid duplication of effort.
Certain Reclassifications
We revised the presentation of certain information technology-related expense items between instructional costs and services and general and administrative expenses. The net effect of the reclassification was an increase in general and administrative expenses in the amount of $1.2 million for the three months ended November 30, 2006, and an offsetting decrease in instructional costs and services.

Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2006
All references to the first quarter of fiscal 2008 and the first quarter of fiscal 2007 in this section refer to the three months ended November 30, 2007, and 2006, respectively. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

			% of Revenues
	Three Months		Three Months
	Ended November 30,		Ended November 30,		% Change
($ in millions, except percentages)	2007	2006	2007	2006	2007 vs 2006
Revenues:
Tuition and other, net	$780.7	$667.8	100.0%	100.0%	16.9%

Costs and expenses:
Instructional costs and services	333.3	294.8	42.7%	44.1%	13.1%
Selling and promotional	176.9	155.4	22.6%	23.3%	13.8%
General and administrative	51.3	37.6	6.6%	5.6%	36.4%

	561.5	487.8	71.9%	73.0%	15.1%

Income from operations	219.2	180.0	28.1%	27.0%	21.8%
Interest income and other, net	9.7	6.4	1.2%	1.0%	51.6%

Income before income taxes	228.9	186.4	29.3%	28.0%	22.8%
Provision for income taxes	89.0	72.5	11.4%	10.9%	22.8%

Net income	$139.9	$113.9	17.9%	17.1%	22.8%

Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other Revenue, Net
Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

	Three Months
	Ended November 30,
	2007	2006
UPX	95.2%	90.9%
Other Schools	4.7%	9.1%
Corporate	0.1%	0.0%

Tuition and other revenue, net	100.0%	100.0%

Our tuition and other revenue, net increased by 16.9% in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to (a) an 11.4% increase in Degreed Enrollment in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007, and (b) previously implemented selective tuition price increases depending on geographic area and program. The primary price increase by program type was in our associate’s degree program. In May 2007, we increased our associate’s degree tuition price by approximately 9%. We expect this tuition increase to positively impact our associate’s degree tuition rate per Degreed Enrollment prospectively. Additionally, during the quarter, we experienced increased persistence among our UPX student body. This positively impacts our revenue growth as well. Even after the rate increase noted above, our associate’s degree program has a lower tuition rate than our other programs. Accordingly, we continued to experience negative mix shift during the quarter as our associate’s Degreed Enrollment increased 37.7% from the first quarter of fiscal 2007 and represented 35.2% of our Degreed Enrollment at November 30, 2007, compared to 28.4% at November 30, 2006.
Tuition and other revenue, net at Other Schools decreased both in dollars and as a percentage of consolidated tuition and other revenue, net in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007, as WIU Axia College students graduate or drop from the program. Axia College began offering their associate’s degree programs in September 2004 at WIU; however, in March 2006 (our third quarter of fiscal 2006), we began offering all Axia College programs at UPX instead of WIU. Therefore, we expect the percentage of revenue within Other Schools to continue to decrease prospectively.

Instructional Costs and Services
Instructional costs and services increased by 13.1% in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. The following table sets forth the changes in the significant components of instructional costs and services:

			% of Revenues
	Three Months		Three Months
	Ended November 30,		Ended November 30,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006
Employee compensation and related expenses	$113.8	$104.0	14.6%	15.6%	9.4%
Faculty compensation	65.7	57.5	8.4%	8.6%	14.3%
Classroom lease expenses and depreciation	52.0	51.0	6.7%	7.6%	2.0%
Other instructional costs and services	44.7	40.6	5.6%	6.0%	10.1%
Bad debt expense	32.4	23.1	4.2%	3.5%	40.3%
Financial aid processing costs	19.6	14.7	2.5%	2.2%	33.3%
Share-based compensation	5.1	3.9	0.7%	0.6%	30.8%

Instructional costs and services	$333.3	$294.8	42.7%	44.1%	13.1%

Instructional costs and services as a percentage of tuition and other revenue, net decreased in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to decreases as a percentage of tuition and other revenue, net in employee compensation and related expenses and classroom lease expenses and depreciation, which were partially offset by increases as a percentage of tuition and other revenue, net in bad debt expense and financial aid processing costs.
Employee compensation as a percentage of tuition and other revenue, net decreased in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to the improved efficiency with which we provided our student support services (finance and academic counseling, etc.) in the current year as compared with prior years. We continue to make changes in our operating structure and believe that this improved trend will continue. Classroom lease expense and depreciation decreased 90 basis points as a percentage of revenue primarily in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 due to our ability to increase revenues and enrollments without increasing our classroom facilities. This is primarily driven by leveraging our online modality.
Bad debt expense as a percentage of tuition and other revenue, net increased in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to the continuing trend of changes in our enrollment mix to a higher percentage of students enrolled in our associate’s degree programs. When we are required to collect outstanding balances directly from our students, students enrolled in our associate’s degree programs generally have higher write-offs, based on the greater risk of default presented by the associate’s degree program’s demographics, versus students enrolled in other degree programs. Additionally, during the first quarter of fiscal 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income. Had we not changed the classification for these items in the first quarter of fiscal 2008, the amounts reported for tuition and other revenue, net and bad debt expense would have been $5.1 million higher, and bad debt expense as a percentage of tuition and other revenue, net would have been 4.78% versus 4.15%. For the first, second, third and fourth quarters of fiscal 2007, our reported bad debt expense as a percentage of tuition and other revenue, net would have been lower by 59, 82, 65 and 87 basis points, respectively, as a result of this reclassification.
Financial aid processing costs as a percentage of tuition and other revenue, net increased in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to third party costs associated with the online documentation collection process we implemented in the second quarter of fiscal 2007. Additionally, the demographics of our student population have changed slightly, with a higher percentage of students applying for financial aid.

Selling and Promotional Expenses
Selling and promotional expenses increased by 13.8% in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. The following table sets forth the changes in the significant components of selling and promotional expenses:

			% of Revenues
	Three Months		Three Months
	Ended November 30,		Ended November 30,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006
Enrollment counselors’ compensation and related expenses	$89.0	$75.7	11.4%	11.3%	17.6%
Advertising	71.1	65.3	9.1%	9.8%	8.9%
Other selling and promotional expenses	16.1	13.3	2.0%	2.0%	21.1%
Share-based compensation	0.7	1.1	0.1%	0.2%	(36.4%)

Selling and promotional expenses	$176.9	$155.4	22.6%	23.3%	13.8%

Selling and promotional expenses as a percentage of tuition and other revenue, net decreased in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 primarily due to a decrease as a percentage of tuition and other revenue, net in Internet-based advertising costs, which were partially offset by an increase as a percentage of tuition and other revenue, net in costs to support our national branding campaign (included in advertising). Our reduced advertising costs as a percentage of tuition and other revenue, net are being primarily driven by more efficient and productive spending to acquire higher quality Internet-based leads. As previously disclosed, we launched our national branding campaign in January 2007 and continue to invest to support our image.
On October 29, 2007, we completed the acquisition of online advertising network Aptimus. We believe this acquisition will help us, over time, increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to quality education services.
General and Administrative Expenses
General and administrative expenses increased by 36.4% in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. The following table sets forth the changes in the significant components of general and administrative expenses:

			% of Revenues
	Three Months		Three Months
	Ended November 30,		Ended November 30,		% Change
($ in millions)	2007	2006	2007	2006	2007 vs. 2006
Employee compensation and related expenses	$19.9	$15.3	2.5%	2.3%	30.1%
Share-based compensation	9.1	5.2	1.2%	0.8%	75.0%
Legal, audit, and corporate insurance	5.7	2.9	0.7%	0.4%	96.6%
Administrative space and depreciation	5.9	5.1	0.8%	0.8%	15.7%
Other general and administrative expenses	10.7	9.1	1.4%	1.3%	17.6%

General and administrative expenses	$51.3	$37.6	6.6%	5.6%	36.4%

Included in other general and administrative expenses for the first quarter of fiscal 2007 is $2.0 million of stock option investigation and financial statement restatement costs. Excluding this item, general and administrative expenses as a percentage of tuition and other revenue, net increased from 5.3% in the first quarter of fiscal 2007 to 6.6% in the first quarter of fiscal 2008. This increase as a percentage of tuition and other revenue, net is primarily due to (a) salary and related payroll costs due to additional employees in our information technology, legal, and finance functions, (b) higher share-based compensation expense and (c) increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report.
Interest Income and Other, Net
Interest income and other, net increased by $3.2 million in the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. This increase was primarily attributable to higher average balances in cash and cash equivalents, restricted cash and marketable securities. This increase was offset by a slight decrease in tax-exempt interest yields from the first quarter of fiscal 2007 versus the first quarter of fiscal 2008.

Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities, and cash generated from operations plus available borrowings under our Bank Facility will satisfy our working capital needs, capital expenditures, stock repurchases, commitments, acquisitions and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, including over time our commitment to Apollo Global, possible repurchase of shares, and start-up costs associated with new campuses.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities increased $197.8 million, or 50.4%, to $590.5 million as of November 30, 2007, from $392.7 million as of August 31, 2007. Cash and cash equivalents and marketable securities represented 34.4% and 27.1% of our total assets as of November 30, 2007, and August 31, 2007, respectively. The increase was primarily due to the $207.8 million of cash generated from operations partially offset by $24.1 million used for capital expenditures (including $5.2 million for our new corporate headquarters) and $47.0 million used for the purchase of Aptimus.
A component of our investment policy is to invest in auction-rate securities (generally tax-exempt municipal bonds and preferred stock). Auction-rate securities trade or mature on a shorter term than the underlying debt or equity based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are generally between 7 and 35 days of the purchase. To date, we have not experienced a failed auction for any auction-rate securities in which we have invested. These securities provide a higher interest rate than similar securities and provide high liquidity to otherwise longer-term investments. Traditionally, we have invested in auction-rate securities throughout the fiscal year to maximize our yield, but liquidated them prior to quarterly or annual reporting dates. In the future, we may elect to hold these investments at quarterly and annual reporting dates in order to maximize our interest rate yield. This would result in reporting higher amounts of available-for-sale marketable securities and less cash and cash equivalents.
Cash Flows
Operating Activities
Operating activities provided $207.8 million in cash for the first quarter of fiscal 2008 compared to providing $152.9 million for the first quarter of fiscal 2007. Included below is a summary of operating cash flows:

	Three Months Ended November 30,
($ in millions)	2007	2006
Net income	$139.9	$113.9
Non-cash items	49.6	38.0
Changes in certain operating assets and liabilities	18.3	1.0

Net cash from operating activities	$207.8	$152.9

Our non-cash items consisted primarily of a provision for bad debts, depreciation and amortization, and share-based compensation, partially offset by excess tax benefits from share-based compensation and deferred taxes. Changes in certain operating assets and liabilities primarily consist of accounts receivable, accounts payable, accrued liabilities, income taxes payable, student deposits and deferred revenue. The $18.3 million in changes in certain operating assets and liabilities consists principally of an increase in income taxes payable of $84.8 million due to timing of quarterly estimated payments, partially offset by an increase in accounts receivable and a decrease in accounts payable due to timing of payments for Internet-based advertising.
Accounts receivable is a significant item in our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our DSO based on determining average daily revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2007, our DSO stayed consistent at 35 days as compared to November 30, 2006, but declined from 38 days as of August 31, 2007. The decrease in DSO since August 31, 2007 is primarily due to a reduction in the percentage of current (less than 90 days old) receivables as a result of improvements in our front-end collection process.

Investing Activities
Investing activities used $68.4 million in cash during the first quarter of fiscal 2008 compared to using $41.3 million in the first quarter of fiscal 2007. The fiscal 2008 fluctuation primarily includes $47.0 million used for the purchase of Aptimus, as well as $24.1 million used for capital expenditures, of which $5.2 million related to the build out of our new corporate headquarters building. The fiscal 2007 fluctuation primarily includes $25.2 million for capital expenditures, of which $11.4 million is related to the build out of our new corporate headquarters building.
Sale-Leaseback Option. On June 20, 2006, we entered into an option agreement (which was amended in November 2006) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement allows us to execute a sale and simultaneous leaseback of the new corporate headquarters land and buildings. We began to occupy portions of these buildings during November 2007, and anticipate finishing construction by the end of the second quarter of 2008. In the third quarter of 2008, we anticipate executing the sale-leaseback option. When the sale-leaseback option is exercised, we anticipate receiving approximately $170 million in cash for the buildings and land, and expect to generate a gain on the sale of approximately $20-30 million. The gain will be deferred over the 12-year term of the lease agreement.
Financing Activities
Financing activities provided $64.0 million of cash during the first quarter of fiscal 2008, compared to providing $5.4 million in the first quarter of fiscal 2007. The fiscal 2008 fluctuation includes $50.8 million received primarily for stock issued to employees related to the exercise of stock options.
Contractual Obligations and Other Commercial Commitments
In addition to our previously disclosed contractual obligations and other commercial commitments at the end of fiscal 2007, FIN 48 unrecognized tax benefits were $53.0 million as of November 30, 2007. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2007. Information regarding our contractual obligations and commercial commitments is provided in our 2007 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Please refer to our 2007 Annual Report on Form 10-K.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109,” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits as of August 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Please refer to our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods, and accumulated and communicated to management, including our President (Principal Executive Officer) and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our President (Principal Executive Officer) and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 8 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not purchase any Apollo Group Class A common stock during the three months ended November 30, 2007.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Executive Officer Performance Incentive Plan

10.2	Credit Agreement dated January 4, 2008

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)
Date: January 8, 2008

By:	/s/ Joseph L. D’Amico
Joseph L. D’Amico
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory)

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory)