Form 10-Q
period 2008-02-29
APOLLO GROUP INC
filed 2008-03-27
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
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
YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐   NO ☑
AS OF MARCH 20, 2008, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	167,798,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	41
SIGNATURES	42
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
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
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, for any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	February 29,	August 31,
($ in thousands)	2008	2007
Assets:
Current assets
Cash and cash equivalents	$411,970	$339,319
Restricted cash	359,515	296,469
Marketable securities, current portion	30,879	31,278
Accounts receivable, net	160,478	190,912
Deferred tax assets, current portion	47,736	50,885
Prepaid taxes	42,943	—
Other current assets	20,621	16,515

Total current assets	1,074,142	925,378
Property and equipment, net	389,801	364,207
Restricted cash for bond collateralization (Note 6)	95,000	—
Marketable securities, less current portion	94,014	22,084
Goodwill	66,773	29,633
Deferred tax assets, less current portion	161,890	80,077
Other assets	36,072	28,484

Total assets	$1,917,692	$1,449,863

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$42,299	$80,729
Accrued liabilities	119,098	103,651
Current portion of long-term liabilities	20,950	21,093
Income taxes payable	—	43,351
Student deposits	388,463	328,008
Current portion of deferred revenue	174,210	167,003

Total current liabilities	745,020	743,835
Deferred revenue, less current portion	230	295
Long-term liabilities, less current portion	286,995	71,893

Total liabilities	1,032,245	816,023

Commitments and contingencies (Note 11)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost	(1,332,543)	(1,461,368)
Retained earnings	2,219,696	2,096,385
Accumulated other comprehensive loss	(1,810)	(1,281)

Total shareholders’ equity	885,447	633,840

Total liabilities and shareholders’ equity	$1,917,692	$1,449,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Tuition and other, net	$693,643	$608,693	$1,474,317	$1,276,479

Costs and expenses:
Instructional costs and services	327,723	294,439	661,011	589,194
Selling and promotional	201,705	166,940	378,614	322,375
General and administrative	55,011	55,514	106,292	93,129
Estimated securities litigation loss (Note 11)	168,400	—	168,400	—

Total costs and expenses	752,839	516,893	1,314,317	1,004,698

Income (loss) from operations	(59,196)	91,800	160,000	271,781
Interest income and other, net	8,059	6,978	17,708	13,410

Income (loss) before income taxes	(51,137)	98,778	177,708	285,191
Provision for (benefit from) income taxes	(19,098)	38,440	69,882	110,979

Net income (loss)	$(32,039)	$60,338	$107,826	$174,212

Earnings (loss) per share:
Basic income (loss) per share	$(0.19)	$0.35	$0.64	$1.01

Diluted income (loss) per share	$(0.19)	$0.35	$0.63	$1.00

Basic weighted average shares outstanding	168,005	173,185	167,521	173,153

Diluted weighted average shares outstanding	168,005	174,624	169,876	174,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands)	2008	2007	2008	2007
Net income (loss)	$(32,039)	$60,338	$107,826	$174,212
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	(148)	85	(529)	258

Comprehensive income (loss)	$(32,187)	$60,423	$107,297	$174,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 29,	February 28,
($ in thousands)	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$107,826	$174,212
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	35,030	31,879
Excess tax benefits from share-based compensation	(17,674)	(1,064)
Depreciation and amortization	37,511	35,650
Amortization of deferred gain on sale-leaseback	(893)	(861)
Amortization of marketable securities discount and premium, net	34	109
Provision for uncollectible accounts receivable	58,986	49,304
Estimated securities litigation loss (Note 11)	168,400	—
Deferred income taxes	(71,977)	(22,577)
Changes in assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(26,288)	(84,516)
Other assets	(6,199)	(2,275)
Accounts payable and accrued liabilities	(21,072)	(5,312)
Income taxes payable	(20,796)	(13,898)
Student deposits	60,455	24,829
Deferred revenue	7,111	10,494
Other liabilities	(986)	(2,227)

Net cash provided by operating activities	309,468	193,747

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(48,190)	(26,828)
Additions to land and buildings related to new headquarters	(7,788)	(23,385)
Acquisitions, net of cash acquired	(47,055)	(15,079)
Purchase of marketable securities including auction-rate securities	(875,205)	(545,475)
Maturities of marketable securities including auction-rate securities	803,640	571,816
Collateralization of bond posted for securities litigation matter (Note 6)	(95,000)	—
Increase in restricted cash	(63,046)	(45,542)

Net cash used in investing activities	(332,644)	(84,493)

Cash flows provided by (used in) financing activities:
Issuance of Apollo Group Class A common stock	79,023	4,454
Excess tax benefits from share-based compensation	17,674	1,064

Net cash provided by financing activities	96,697	5,518

Effect of currency exchange gain (loss) on cash and cash equivalents	(870)	258

Net increase in cash and cash equivalents	72,651	115,030
Cash and cash equivalents, beginning of period	339,319	309,058

Cash and cash equivalents, end of period	$411,970	$424,088

Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$6,000	$2,368
Purchases of property and equipment included in accounts payable	$4,614	$3,168
Settlement of liability-classified awards through the issuance of treasury stock	$16,340	$—
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
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our 2007 Annual Report on Form 10-K as filed with the SEC on October 29, 2007, in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and the audited consolidated financial statements and notes thereto contained in our 2007 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from such estimates.
Certain Reclassifications
We revised the presentation of certain information technology-related expense items between instructional costs and services and general and administrative expenses. The net effect of the reclassification was an increase in general and administrative expenses in the amount of $1.9 million and $3.1 million, for the three and six months ended February 28, 2007, respectively, and an offsetting decrease in instructional costs and services.
Recent Accounting Pronouncements
Please refer to our 2007 Annual Report on Form 10-K.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109,” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits as of August 31, 2007.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (a) upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated, (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable, and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our financial condition, results of operations, and disclosures.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial condition, results of operations, and disclosures.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on December 1, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our financial condition, results of operations, and disclosures.
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, on October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), of which we own 80.1% and consolidate in our financial statements, to pursue investments in the international education services sector. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at high school, college, and graduate levels, at campuses and learning centers, as well as online throughout the world.
In addition to our education-based offerings, on October 29, 2007, we completed the acquisition of Aptimus, Inc. (“Aptimus”), an online advertising network. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, second quarter (December through February) enrollment and related revenues generally are lower than other quarters due to holiday breaks in December and January, and third quarter (March through May) enrollment and related revenues are generally the highest of any quarter. We have historically experienced a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.
Note 3. Restricted Cash
A significant portion of our revenue is received from students who participate in government financial aid and assistance programs. Restricted cash primarily represents amounts received from the federal and state governments under various student aid grant and loan programs, such as Title IV program funds. These funds are received subsequent to the completion of the authorization and disbursement process for the benefit of the student. The U.S. Department of Education requires Title IV program funds collected in advance of student billings to be kept in separate cash or cash equivalent accounts until the students are billed for that portion of their program. We record these amounts as restricted cash. On average, the majority of these funds remain as restricted cash for a period between 60 to 90 days from date of receipt. Restricted cash is excluded from cash and cash equivalents in the Condensed Consolidated Balance Sheets and Statements of Cash Flows until the cash is no longer restricted. Our restricted cash is primarily invested in municipal bonds and U.S. government-sponsored enterprises with maturities of 90 days or less.

Note 4. Marketable Securities
Marketable securities are reflected at amortized cost in the accompanying Condensed Consolidated Balance Sheets and consist of the following as of February 29, 2008 and August 31, 2007:

	February 29, 2008			August 31, 2007
			Unrecognized			Unrecognized
	Estimated	Amortized	Holding	Estimated	Amortized	Holding
Type	Market Value	Cost	Losses (Gains)	Market Value	Cost	Losses

($ in thousands)
Classified as current and available-for-sale:
Auction-rate securities	$11,670	$11,670	$—	$—	$—	$—

Classified as current and held-to-maturity:
Municipal bonds	$9,194	$9,218	$24	$16,193	$16,278	$85

U.S. government-sponsored enterprises	9,998	9,991	(7)	14,825	15,000	175

	19,192	19,209	17	31,018	31,278	260

Total classified as current	$30,862	$30,879	$17	$31,018	$31,278	$260

Classified as noncurrent and available-for-sale:
Auction-rate securities	$85,500	$85,500	$—	$—	$—	$—

Classified as noncurrent and held-to-maturity:
Municipal bonds due in 1-3 years	$1,529	$1,522	$(7)	$3,060	$3,096	$36
U.S. government-sponsored enterprises	—	—	—	11,796	12,000	204
Corporate obligations	6,875	6,992	117	6,397	6,988	591

	8,404	8,514	110	21,253	22,084	831

Total classified as noncurrent	$93,904	$94,014	$110	$21,253	$22,084	$831

Total marketable securities	$124,766	$124,893	$127	$52,271	$53,362	$1,091

Auction-Rate Securities: We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other tax-exempt auction-rate securities (“ARS”). ARS trade on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
ARS “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARS and many ARS auctions have failed.
As of February 29, 2008, we had $97.2 million of principal invested in ARS that had experienced failed auctions. These ARS consist solely of investment grade municipal debt ($87.2 million) and student loan securities ($10.0 million) and do not include mortgage-backed securities. As of February 29, 2008, we determined that there had not been a decline in market value of the failed ARS as the par value of these securities approximated the estimated fair market value due to the quality of the underlying collateral, the credit enhancement from insurers and the fact that the issuers continue to pay interest in a timely manner and there have been no defaults in the underlying debt.
From March 1, 2008 through March 24, 2008, approximately $55.0 million of the $97.2 million of previously failed ARS as of February 29, 2008 had auction reset dates. Of this amount, we were able to sell $11.7 million for cash at par. Accordingly, as of February 29, 2008, we have classified $85.5 million in failed ARS as non-current since they were unable to be liquidated subsequent to our quarter-end.
For the immediate future, we will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets we will limit our investments in ARS, which will likely reduce investment income. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

Municipal Bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intent to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, we have not recorded an impairment as of February 29, 2008, because we believe the unrecognized holding loss is temporary.
U.S. Government-Sponsored Enterprises: U.S. government-sponsored enterprises are fixed-income investments that include the Federal Farm Credit Note, Federal Home Loan Banks, and Federal National Mortgage Association (Fannie Mae). We have the ability and intent to hold U.S. government-sponsored enterprises until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost.
Corporate Obligations: Corporate obligations include secured commercial paper with the Royal Bank of Canada. We have the ability and intent to hold corporate obligations until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Based on the nature of the investments and the intent and ability to hold them to maturity, we have not recorded an impairment as of February 29, 2008 because we believe the unrecognized holding loss is temporary as of February 29, 2008.
Note 5. Accounts Receivable, net
Accounts receivable, net consist of the following as of February 29, 2008 and August 31, 2007:

($ in thousands)	February 29, 2008	August 31, 2007
Tuition accounts receivable	$242,779	$281,834
Less allowance for doubtful accounts	(93,418)	(99,818)

Net tuition accounts receivable	$149,361	$182,016
Other receivables	11,117	8,896

Total accounts receivable, net	$160,478	$190,912

Tuition accounts receivable is composed primarily of amounts due from students.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Operations. The following table summarizes the activity in the related allowance for doubtful accounts for the three and six months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands)	2008	2007	2008	2007
Beginning allowance for doubtful accounts	$104,652	$69,786	$99,818	$65,184
Provision for uncollectible accounts receivable	26,601	26,189	58,986	49,304
Write-offs, net of recoveries	(37,835)	(20,014)	(65,386)	(38,527)

Ending allowance for doubtful accounts	$93,418	$75,961	$93,418	$75,961

Note 6. Long-Term Restricted Cash for Bond Collateralization
In connection with the securities litigation matter described in Note 11, we posted a bond in the amount of $95.0 million in the second quarter of fiscal 2008 as part of our motion to stay execution of the judgment pending resolution of our motions for post-trial relief. This bond had been fully cash collateralized by us and is reported as long-term restricted cash for bond collateralization on our Condensed Consolidated Balance Sheets as of February 29, 2008.
Note 7. Long-Term Liabilities
Long-term liabilities consist of the following as of February 29, 2008 and August 31, 2007:

($ in thousands)	February 29, 2008	August 31, 2007
Deferred rent and other lease incentives	$76,668	$77,755
Deferred gains on sale-leasebacks	10,421	10,602
Deferred compensation agreement with Dr. John G. Sperling	2,298	2,197
Unrecognized tax benefit (see Note 8)	53,363	—
Accrual for estimated securities litigation loss (see Note 11)	164,088	—
Other long-term liabilities	1,107	2,432

Total liabilities	307,945	92,986
Less current portion	(20,950)	(21,093)

Total long-term liabilities	$286,995	$71,893

Note 8. Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.
We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits upon adoption. It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, we reclassified $53.0 million of unrecognized tax benefits, including penalties and interest, from current income taxes payable to long-term liabilities, as these contingencies are not expected to be paid within the next year. Each quarter, we accrue for any additional interest and penalties, as necessary. In addition, for prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. The total amount of unrecognized tax benefits, including penalties and interest, would impact our effective tax rate if recognized. We are continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next twelve months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations closed. At the adoption date, our U.S. federal tax filings are subject to examination for years ending on or after August 31, 2003, and our other tax filings are generally subject to examination in state and foreign jurisdictions for years ending on or after August 31, 2001.
An Internal Revenue Service (“IRS”) audit relating to our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we expensed an additional $0.8 million and $1.7 million in three and six months ended February 29, 2008, respectively, related to interest and penalties, for a total accrual of $46.3 million as of February 29, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
The increase in deferred tax assets is primarily attributable to the timing of deductibility for the expense related to the charge for the securities litigation matter described in Note 11.
Note 9. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings (loss) per share computations for our common stock is as follows:

	Three Months Ended
	February 29, 2008			February 28, 2007
		Weighted Average			Weighted Average
($ in thousands, except per share amounts)	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income (loss)	$(32,039)	168,005	$(0.19)	$60,338	173,185	$0.35
Effect of dilutive securities:
Stock options	—	—	—	—	1,439	—
Restricted stock units	—	—	—	—	—	—

Diluted income (loss)	$(32,039)	168,005	$(0.19)	$60,338	174,624	$0.35

	Six Months Ended
	February 29, 2008			February 28, 2007
		Weighted Average			Weighted Average
($ in thousands, except per share amounts)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic income	$107,826	167,521	$0.64	$174,212	173,153	$1.01
Effect of dilutive securities:
Stock options	—	2,213	(0.01)	—	1,390	(0.01)
Restricted stock units	—	142	—	—	—	—

Diluted income	$107,826	169,876	$0.63	$174,212	174,543	$1.00

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock unit awards (“RSUs”). For the three months ended February 29, 2008 and February 28, 2007, approximately 547,000 and 5,325,000, respectively, and for the six months ended February 29, 2008 and February 28, 2007 approximately 1,330,000 and 5,415,000, respectively, of our stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the quarter; therefore, their inclusion would have been anti-dilutive. These stock options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options. In addition, for the three months ended February 29, 2008, approximately 2,273,000 of our stock options and 169,000 of our RSUs were excluded from the calculation of diluted loss per share because we reported a net loss; therefore their inclusion would also have been anti-dilutive.
Note 10. Share-Based Compensation Plans
Stock Option Modifications
On January 12, 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications allowed former employees, including officers, terminated on or after November 3, 2006, to exercise options that were “in the money” as of the end of the 90-day post-termination period provided under the 2SIP and their option agreements thereunder, beyond this 90-day period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process as described in our 2007 Annual Report on Form 10-K, to issue shares of our Class A common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to the former employees having the opportunity to exercise, since the 90-day post-termination exercise period would have expired prior to us completing our financial statement restatement process.
As a result of these modifications, we recorded a non-cash charge to share-based compensation of $12.1 million during the second quarter of fiscal 2007. In addition, the modified awards held by former employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19. EITF 00-19 requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our Condensed Consolidated Statements of Operations. During the three months ended February 28, 2007, we recorded fair value adjustments of $2.8 million, which were recorded as increases in expense. The fair value adjustments recorded as expenses for the six months ended February 28, 2007 totaled $2.7 million. All awards that were subject to the above modification had been exercised as of the first quarter of fiscal 2008, and therefore there are no liabilities in our Condensed Consolidated Balance Sheets as of February 29, 2008 associated with these modifications.
Acceleration of Vesting
During the second quarter of 2008, we recorded a charge of $4.4 million as a result of the acceleration of vesting for certain options granted during 2006 as a result of meeting certain performance conditions that are specified in the grant agreements. The vesting acceleration will result in an offsetting reduction in expense over the next four quarters, which is the period over which the options would have vested had vesting not accelerated at February 29, 2008.
Share-Based Compensation Expense
The table below outlines the effects of share-based compensation included in the following costs and expenses in the Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands, except per share amounts)	2008	2007	2008	2007
Instructional costs and services	$6,711	$3,965	$11,817	$7,855
Selling and promotional	1,253	983	1,986	2,067
General and administrative	12,141	16,785	21,227	21,957

Share-based compensation expense included in operating expenses	20,105	21,733	35,030	31,879
Tax effect on share-based compensation	(7,886)	(8,608)	(13,741)	(12,627)

Share-based compensation expense, net of tax	$12,219	$13,125	$21,289	$19,252

2000 Stock Incentive Plan
In March 2008, holders of our Class B common stock increased the number of shares reserved for issuance under our Amended and Restated 2000 Stock Incentive Plan (“2SIP”) by 5.0 million shares.
Note 11. Commitments and Contingencies
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe we will prevail. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.
Internal Revenue Service Audit
On September 13, 2006, the IRS commenced an audit of our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 for income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m).

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers may be in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we expensed an additional $0.8 million and $1.7 million for the three and six months ended February 29, 2008, respectively, related to interest and penalties, for a total accrual of $46.3 million as of February 29, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
Sale-Leaseback Option
On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement grants Macquarie the option to purchase all membership interests in our consolidated subsidiaries formed as limited liability entities that own our new headquarters land and buildings for approximately $170 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million. If Macquarie does not exercise its option, we plan to market the land and buildings’ membership interests to other parties, but we cannot predict the timing or the amount of proceeds of any such sale. If Macquarie does exercise its option, we expect to generate a gain on the sale of approximately $20-23 million, which would be recognized over the 12-year term of the lease agreement.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government's recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. Specifically, plaintiffs allege that our entry into Program Participation Agreements with the U.S. Department of Education under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the district court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On April 23, 2007, the U.S. Supreme Court denied UPX's petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004, settlement agreement between UPX and the U.S. Department of Education constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. On January 7, 2008, the Court denied a UPX motion to certify the Court’s order regarding the motion to dismiss for purposes of bringing an interlocutory appeal. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Rule 26 disclosures have been made and discovery is proceeding. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements and that, in any event, a failure to comply would not give rise to a false claim under the False Claims Act. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Axia False Claims Act Lawsuit
On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the U.S. Department of Justice filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on

June 15, 2006, the Court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. The qui tam action alleges violations of the False Claims Act by UPX in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the Court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the Court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Alaska Electrical Pension Fund Derivative Action
On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of us that certain of our current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other of our purported shareholders, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are Apollo, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of our Board of Directors (“Special Committee”) was appointed and authorized to determine whether it is in our best interest to pursue the allegations made on our behalf. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and Apollo filed Motions to Dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the Court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a Motion to Terminate the action, based in part upon its conclusion that pursuit of the claims is not in our best interest. Through mediation, the parties reached an agreement in principle to resolve this action, subject to documentation, which the parties have documented in a stipulation of settlement which we anticipate will be filed with the court in the third quarter of fiscal 2008. The settlement is subject to court approval. Management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from the proposed settlement, and we have accrued for the expected liability associated with the proposed settlement in our condensed consolidated financial statements as of February 29, 2008.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95 million by February 19, 2008. On February 19, 2008, we posted the $95 million bond with the Court. Oral arguments have been requested; a hearing date has not been set. If our motions are denied, in whole or in part, we intend to pursue any and all remedies that may be available, including, if necessary, appealing the judgment. If an appeal is necessary, the Court may require that we post a bond in order to stay enforcement of the judgment during the appeal, and the bond could be in a different amount from the present bond. We believe we have adequate liquidity to fund any likely bond amount.
Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we will be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class.
The actual amount of damages will not be known until all court proceedings, including post trial motions and any appeal, have been completed. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict, (b) our estimate of potential amounts we expect to reimburse our insurance carriers, (c) estimated future defense costs, and (d) legal and other professional fees incurred during the second quarter of 2008. In the second quarter of 2008, we recorded a charge for estimated damages at the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.
EEOC v. UPX
On September 25, 2006, the Equal Employment Opportunity Commission (“EEOC”) filed a Title VII action against UPX captioned Equal Employment Opportunity Commission v. University of Phoenix, Inc., No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of approximately 26 former and current employees who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The Complaint also alleges that some of the employees were retaliated against after complaining about the alleged discrimination. The EEOC did not serve its Complaint on UPX until November 21, 2006. UPX answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. The parties are currently engaged in discovery. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Barnett Derivative Action
On April 24, 2006, Larry Barnett, one of our shareholders, filed a shareholder derivative complaint on behalf of Apollo. The allegations in the complaint pertain to the matters that were the subject of the investigation performed by the U.S. Department of Education that led to the issuance of the U.S. Department of Education’s February 5, 2004 Program Review Report. The complaint was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. In the complaint, plaintiff asserts a derivative claim, on our behalf, for breach of fiduciary duty against the following nine of our current or former officers and directors: John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda B. Gonzales, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff contends that we are entitled to recover from these individuals the amount of the fines that we paid to the U.S. Department of Education and our losses (both litigation expenses and any damages awarded) stemming from the parallel federal securities class actions pending against us in federal district court as described above under “Securities Class Action.” On October 10, 2006, plaintiff amended his complaint to include new allegations pertaining to our alleged backdating of stock option grants to Todd S. Nelson, Kenda B. Gonzales, Laura Palmer Noone, John G. Sperling and three additional defendants: J. Jorge Klor de Alva, Jerry F. Noble and Anthony F. Digiovanni. This First Amended Complaint alleges, among other things, that the individual defendants breached their fiduciary duties to us and that certain of them were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees. On August 21, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action. The individual defendants joined in the Motion to Stay. On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, we filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. Also on November 10, 2006, we filed a motion to sever the claims relating to stock option backdating from the claims made in the original complaint. On January 29, 2007, the Court granted the Amended Motion to Stay for a period of six months. On June 12, 2007 the Court extended the Stay to November 5, 2007 and set a case management conference for November 13, 2007. In addition, the plaintiff filed a motion to lift the stay on August 31, 2007 in order to conduct discovery related to the Special Committee’s report regarding alleged stock option backdating. On October 4, 2007, the Court denied the motion to lift the stay without prejudice. On October 12, 2007, we filed a motion to extend the stay through February 2008 pending the resolution of the trial in the federal securities class action. At the case management conference on November 13, 2007, the Court heard arguments on the motion and, at the conference, granted the motion to extend the stay. The Court scheduled another status conference for March 10, 2008, ordered that the parties file a Joint Proposed Case Management Report and Status Memorandum by March 3, 2008, and extended the stay of the case until the date of the status conference. On March 3, 2008, the parties submitted a Joint Proposed Case Management Report to the Court. On March 7, 2008, we filed a motion to stay discovery pending the disposition of pre-trial motions in the federal securities class action. On March 10, 2008, the court conducted a status conference and stayed the stock option claims raised in the case pending submission of a stipulation of settlement in the related federal securities class action, the approval of the settlement by the federal court, and dismissal of the federal securities class action. With respect to the U.S. Department of Education claims, the Court stayed all discovery until August 11, 2008, on which date the Court will conduct a pretrial conference. The Court also permitted plaintiffs to file a second amended complaint by April 10, 2008, with defendants to answer or otherwise respond to the amended complaint by May 9, 2008. Oral argument on the anticipated motions to dismiss to be filed by the defendants is scheduled for July 15, 2008. In light of this schedule, the Court denied our motion to stay discovery as moot. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners, one of our shareholders, filed a shareholder derivative complaint our behalf and on behalf of the University of Phoenix, Inc. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., University of Phoenix, Inc., Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint seeks contribution from defendants Nelson, Gonzales and Bachus pursuant to Sections 10(b) and 21D of the Exchange Act for damages incurred by Apollo and UPX in connection with the federal securities class action described above under “Securities Class Action”, and also alleges that all defendants committed numerous breaches of fiduciary duties associated with the facts underlying the federal securities class action. In addition, the complaint asserts claims relating to Laura Palmer Noone’s sale of our stock and Todd S. Nelson’s separation agreement executed with us in January 2006. In addition to damages, the complaint seeks attorneys’ fees, reasonable costs and disbursements. On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the federal securities class action, on January 31, 2008, the Court issued an order to show cause why the stay should not be dissolved. On February 13, 2008, we filed a motion to extend the stay until the Court in the federal securities class action rules on defendants’ post-trial motions. On February 27, 2008, plaintiff filed a response in opposition to the motion. The reply brief by Apollo and UPX was filed on March 10, 2008. In addition, on March 3, 2008, the plaintiff filed a motion to lift the stay in order to file an amended complaint. The proposed amended complaint, among other things, does not include two defendants named in the initial complaint (Daniel E. Bachus and Hedy F. Govenar) and adds new jurisdictional allegations based on the parties’ diversity of citizenship. Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Teamsters Local Union Putative Class Action
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds, filed a class action complaint purporting to represent a class of shareholders who purchased our stock between November 28, 2001 and October 18, 2006. The complaint alleges that we and certain of our current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning our stock option granting policies and practices and related accounting. The defendants are Apollo Group, Inc., J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff seeks unstated compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the Court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. Lead plaintiff filed an amended complaint on November 23, 2007, asserting the same legal claims as the original complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy. All defendants filed motions to dismiss the case on January 22, 2008, which are now pending before the Court. Discovery in this case has not yet begun. We intend to vigorously oppose plaintiffs’ allegations. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against The University of Phoenix, Inc. and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We are in the process of reviewing and evaluating the complaint and have not yet replied to it. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Regulatory and Other Legal Matters
Student Financial Aid
All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, Congress extended the authorization of the Higher Education Act. The Higher Education Act was set to expire on March 31, 2008. Congress passed legislation that was signed by the President on March 24, 2008, extending the Higher Education Act until April 30, 2008.
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
U.S. Department of Education Audits
From time to time as part of the normal course of business, UPX and WIU are subject to periodic program reviews and audits by regulating bodies as a result of their participation in Title IV programs. On December 22, 2005, the U.S. Department of Education, Office of Inspector General (“OIG”), issued an audit report on their review of UPX’s policies and procedures for the calculation and return of Title IV funds. The OIG concluded that UPX had policies and procedures that provided reasonable assurance that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds calculation was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The OIG did conclude, however, that UPX did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from September 1, 2002 through December 7, 2004. Since December 8, 2004, UPX has adopted the methodologies deemed appropriate by the U.S. Department of Education. On November 3, 2006, the U.S. Department of Education issued a preliminary audit determination letter (“PADL”) concerning UPX’s administration of the Title IV federal student aid programs regarding this matter and requested UPX to conduct a file review of all students who received Title IV funds and for whom a return of funds calculation was performed, or should have been performed, during the period from March 1, 2004 through December 7, 2004. On June 7, 2007, UPX responded to the PADL request with results of the file review. On January 10, 2008, the U.S. Department of Education issued a final audit determination letter (“FADL”) regarding the return of Title IV funds. As of August 31, 2007, UPX had accrued $3.7 million related to the refund liability and in the second quarter of fiscal 2008 recorded an additional charge of $0.5 million. Under the FADL, UPX returned approximately $4.2 million for the recalculated Title IV funds, which included the repayment of interest and special allowance of approximately $0.5 million, as calculated by the U.S. Department of Education, as of February 29, 2008, which satisfied our obligation under the FADL.
Federal regulations require institutions and third-party servicers to submit annually to the Secretary its student financial aid (“SFA”) compliance audit, prepared by an independent auditor, no later than six months after the last day of the institution’s or third-party servicer’s fiscal year. UPX and WIU have timely submitted their respective fiscal year 2007 annual SFA compliance audits; however, the IPD SFA compliance audit has been delayed pending the resolution of one item. While the outcome of this proceeding is uncertain, management does not expect a material adverse effect on our business, financial position, results of operations, or cash flows to result from this action.
SEC Informal Inquiry and Department of Justice Investigation
In June 2006, we were notified by letter from the SEC of an informal inquiry and the SEC’s request for the production of documents relating to our stock option grants. In July 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action. Also in June 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We have cooperated fully with this request.
Note 12. Segment Reporting
We operate primarily in the education industry. Our six operating segments are aggregated into three reportable segments for financial reporting purposes: UPX, Other Schools, and Corporate. The Other Schools segment includes IPD, WIU, CFP and Insight. In March

2006, we began enrolling new students in Axia College of UPX. From September 2004 through February 2006, we enrolled new Axia students in WIU. Costs incurred related to our global expansion are currently included in the Corporate segment. Apollo Global had not yet received any capital contribution and had no operating activity as of February 29, 2008. Aptimus is an integral part of our corporate marketing function and therefore is included in our Corporate segment.
Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense, and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay, stock-based compensation expense attributed to corporate management and administrative employees, etc. The revenue and corporate charges which are not allocated to UPX or Other Schools segments are included in the Corporate segment. The estimated securities litigation loss is included in our Corporate segment.
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
Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three and six months ended February 29, 2008 and February 28, 2007, no individual customer accounted for more than 10% of our consolidated revenues.
Summary financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in thousands)	2008	2007	2008	2007
Tuition and other revenue, net:
UPX	$657,971	$565,589	$1,401,361	$1,172,605
Other Schools	31,469	42,989	68,134	103,783
Corporate	4,203	115	4,822	91

	$693,643	$608,693	$1,474,317	$1,276,479

Income (loss) from operations:
UPX	$129,169	$106,481	$360,000	$279,043
Other Schools	98	5,444	5,516	18,869
Corporate	(188,463)	(20,125)	(205,516)	(26,131)

	$(59,196)	$91,800	$160,000	$271,781

Note 13. Acquisitions and Joint Ventures
Aptimus
On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising network Aptimus, Inc. for approximately $48.1 million. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”), under which the initial purchase price allocation is subject to a revision for a period of up to one year from the date of acquisition. The operating results are included in the unaudited interim condensed consolidated financial statements from the date of acquisition. In connection with the acquisition, we recorded $37.1 million of goodwill. The results of operations of Aptimus are not significant to our consolidated results of operations and therefore, pro forma information for the three and six months ended February 28, 2007 has not been provided. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to quality and affordable education.
A summary of the purchase price is as follows:

($ in thousands)
Cash paid for the outstanding common stock of Aptimus	$41,486
Cash paid for certain common stock equivalents of Aptimus	4,672
Transaction-related costs	1,919

Total purchase price	$48,077

A summary of the purchase price allocation is as follows:

($ in thousands)
Net working capital	$(1,881)
Property and equipment	654
Intangibles	7,600
Deferred tax assets	6,346
Goodwill	37,140
Employee stock options assumed	(1,782)

Total allocated purchase price	48,077
Less: Cash acquired	(1,022)

Acquisition, net of cash acquired	$47,055

Apollo Global
On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will facilitate delivery of a wide range of U.S. accredited degrees to foreign students outside the U.S. Within approximately 18 months from formation, we expect to transfer at fair value to Apollo Global assets that are dedicated to recruiting and servicing international students. Following such transfer, Apollo Global, under a service agreement with us, will perform enrollment activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military. Second, Apollo Global will acquire or invest in companies that provide local education services, including post-secondary degrees, in the countries it seeks to enter. These investments will be achieved through both a disciplined acquisition process and organic growth.
We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, appropriate amounts of debt will be employed. The Board of Apollo Global consists of seven directors, four of whom were designated by us and two of whom were designated by Carlyle. The seventh director is the Interim President of Apollo Global. Additionally, 10 to 15% of the value of the equity in Apollo Global will be available to provide incentives for management of Apollo Global. Apollo Global is consolidated in our financial statements. No cash contributions to Apollo Global had been made as of February 29, 2008.
UNIACC
Apollo Global signed a stock purchase agreement February 19, 2008 to acquire Universidad de Artes, Ciencias y Comunicación (“UNIACC”), an accredited, private arts and communications university in Chile, as well as its related entities. This includes the Instituto Superior de Artes y Ciencias de la Comunicación, S.A. (“IACC”), the first online autonomous professional institute in the country which was founded in 1981. UNIACC, founded in 1989 and based in Santiago, Chile, has over 3,000 students and three campuses. Apollo Global has agreed to purchase 100% of UNIAAC for approximately $40 million composed of cash and assumed debt, plus an earn-out payment based on a multiple of earnings to be paid four years from the closing date. The acquisition is expected to close in the third quarter of fiscal 2008 subject to customary closing conditions.
Note 14. Financing
On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 basis points to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 basis points to 82.5 basis points. There have not been any borrowings under the Bank Facility through March 27, 2008.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We are in compliance with the aforementioned covenants as of February 29, 2008 and through March 27, 2008. Our obligations under the Bank Facility are guaranteed by our material domestic subsidiaries.

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
•	Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

•	Executive Summary—a general description of our business and the education industry, as well as key highlights of the current year.

•	Critical Accounting Policies and Estimates—a discussion of our accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our results of operations in our condensed consolidated financial statements. We operate primarily in one business sector: education. Except to the extent that differences between our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
Forward-Looking Statements
This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulations of the education industry, including those items set forth in Item 1 of our 2007 Annual Report on Form 10-K, under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A of our 2007 Annual Report on Form 10-K, Risk Factors;

•	those factors set forth in Item 7 of our 2007 Annual Report on Form 10-K; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, for any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.
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

(“Apollo Global”), a consolidated joint venture. We offer innovative and distinctive educational programs and services at high school, college and graduate levels in 40 states and the District of Columbia; Puerto Rico; Alberta and British Columbia, Canada; Mexico; and the Netherlands; as well as online throughout the world. Our combined Degreed Enrollment for UPX, including Axia College (Axia College has been a part of UPX since March 2006, but was a part of WIU from September 2004 through February 2006), as of February 29, 2008, was approximately 330,200. In addition, students are enrolled in WIU, CFP, IPD Client Institutions, and Insight, and additional non-degreed students are enrolled in UPX. Degreed enrollment (“Degreed Enrollment”) represents individual students enrolled in UPX or WIU degree programs who attended a course during the quarter and did not graduate as of the end of the quarter (including UPX students and Axia students enrolled in UPX or WIU).
The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $373.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, based on its most recent data from 2005, over 6.8 million, or 39%, of all students enrolled in higher education programs are over the age of 24, and this number is expected to increase by 21% from 2005 through 2016. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. From 2005 through 2016, the percentage of 18- to 24-year-old students in the U.S. is expected to increase 15%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in the results of operations as a result of changes in the level of student enrollment. While we enroll students throughout the year, second quarter (December through February) enrollment and related revenues generally are lower than other quarters due to holiday breaks in December and January. We have historically experienced a seasonal increase in new enrollments in August of each year when most other colleges and universities begin their fall semesters.
During the first six months of fiscal 2008, we experienced the following significant events:
1.	Enrollment and Revenue Growth While Investing in our Business for the Future - We achieved 11.0% growth in average Degreed Enrollment for the six months ended February 29, 2008 as compared to the six months ended February 28, 2007, which, coupled with previously implemented selective tuition price increases, depending on geographic area and program, resulted in a 15.5% increase in revenue over the same period. These increases helped fund a significant portion of our investment in product development and marketing and lead generation during the first six months of fiscal 2008 to ensure our continued growth in the future.

2.	Apollo Global - On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will facilitate delivery of a wide range of our U.S. accredited degrees to foreign students outside the U.S. Within approximately 18 months from formation, we expect to transfer at fair value to Apollo Global assets that are dedicated to recruiting and servicing international students. Following such transfer, Apollo Global, under a service agreement with us, will perform enrollment activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military. Second, Apollo Global will acquire or invest in companies that provide local education services, including post-secondary degrees, in the countries it seeks to enter. These investments will be achieved through both a disciplined acquisition process and organic growth.

We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Additionally, appropriate amounts of debt will be employed. The Board of Apollo Global consists of seven directors, four of whom were designated by us and two of whom were designated by Carlyle. The seventh director is the Interim President of Apollo Global. Additionally, 10 to 15% of the value of the equity in Apollo Global will be available to provide incentives for management of Apollo Global. Apollo Global is consolidated in our financial statements. No cash contributions to Apollo Global had been made as of February 29, 2008.

3.	Bank Facility - On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 basis points to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 basis points to 82.5 basis points. There have not been any borrowings under the Bank Facility through March 27, 2008.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We are in compliance with the aforementioned covenants as of February 29, 2008 and through March 27, 2008. Our obligations under the Bank Facility are guaranteed by our material domestic subsidiaries.

4.	Aptimus, Inc. (“Aptimus”) - On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising network Aptimus (Nasdaq:APTM) for approximately $48.1 million. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations” (“SFAS 141”). The operating results are included in the unaudited interim condensed consolidated financial statements from the date of acquisition. In connection with the acquisition, we recorded $37.1 million of goodwill. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to quality and affordable education.

5.	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) — On February 19, 2008 Apollo Global signed a stock purchase agreement to acquire UNIACC, an accredited, private arts and communications university in Chile, as well as its related entities. This includes the Instituto Superior de Artes y Ciencias de la Comunicación, S.A. (“IACC”), the first online autonomous professional institute in the country which was founded in 1981. UNIACC, founded in 1989 and based in Santiago, Chile, has over 3,000 students and three campuses. Apollo Global has agreed to purchase 100% of UNIAAC for approximately $40 million composed of cash and assumed debt, plus an earn-out payment based on a multiple of earnings to be paid four years from the closing date. The acquisition is expected to close in the third quarter of fiscal 2008 subject to customary closing conditions.

6.	Securities Class Action — On January 16, 2008, a jury in a federal securities class action lawsuit against us returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class is defined as shareholders who purchased shares after February 27, 2004, and still owned shares on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95 million by February 19, 2008. On February 19, 2008, we posted the $95 million bond with the Court. Oral arguments have been requested, but a hearing date has not been set. If our motions are denied, in whole or in part, we intend to pursue any and all remedies that may be available, including, if necessary, appealing the judgment. If an appeal is necessary, the Court may require that we post a bond in order to stay enforcement of the judgment during the appeal, and the bond could be in a different amount from the present bond. We believe we have adequate liquidity to fund any likely bond amount.

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we will be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class.

The actual amount of damages will not be known until all court proceedings, including post trial motions and any appeal, have been completed. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict, (b) our estimate of potential amounts we expect to reimburse our insurance carriers, (c) estimated future defense costs, and (d) legal and other professional fees incurred during the second quarter of 2008. In the second quarter of 2008, we recorded a charge for estimated damages at the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.
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

Instructional costs and services at UPX, WIU, CFP and Insight consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative compensation for departments that provide service directly to students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, technology spending in support of student systems and depreciation and amortization of property and equipment. UPX and WIU faculty members are primarily contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at IPD consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of IPD’s Client Institutions.
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
Certain Reclassifications
We revised the presentation of certain information technology-related expense items between instructional costs and services and general and administrative expenses. The net effect of the reclassification was an increase in general and administrative expenses in the amount of $1.9 million and $3.1 million, for the three and six months ended February 28, 2007, respectively, and an offsetting decrease in instructional costs and services.

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007
All references to fiscal 2008 and fiscal 2007 in this section refer to the three months ended February 29, 2008 and February 28, 2007, respectively. The following table sets forth an analysis of our Condensed Consolidated Statements of Operations for the periods indicated:
Analysis of Condensed Consolidated Statements of Operations

			% of Revenues
	Three Months Ended		Three Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs 2007
Revenues:
Tuition and other, net	$693.6	$608.7	100.0%	100.0%	13.9%

Costs and expenses:
Instructional costs and services	327.7	294.4	47.2%	48.4%	11.3%
Selling and promotional	201.7	166.9	29.1%	27.4%	20.9%
General and administrative	55.0	55.6	7.9%	9.1%	-1.1%
Estimated securities litigation loss (Note 11)	168.4	—	24.3%	0.0%	100.0%

	752.8	516.9	108.5%	84.9%	45.6%

Income (loss) from operations	(59.2)	91.8	-8.5%	15.1%	-164.5%
Interest income and other, net	8.1	7.0	1.1%	1.1%	15.7%

Income (loss) before income taxes	(51.1)	98.8	-7.4%	16.2%	-151.7%
Provision (benefit) for income taxes	(19.1)	38.4	-2.8%	6.3%	-149.7%

Net income (loss)	$(32.0)	$60.4	-4.6%	9.9%	-153.0%

Refer to the above Analysis of Condensed Consolidated Statements of Operations when reading the results of operations discussion below.
Tuition and Other Revenue, Net
Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

			% of Revenues
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007
UPX	$657.9	$565.6	94.9%	92.9%
Other Schools	31.5	43.0	4.5%	7.1%
Corporate	4.2	0.1	0.6%	0.0%

Tuition and other revenue, net	$693.6	$608.7	100.0%	100.0%

Our tuition and other revenue, net increased by 13.9% in the second quarter of fiscal 2008 versus fiscal 2007 primarily due to our (a) 10.7% increase in Degreed Enrollment and (b) selective tuition price increases, depending on geographic area and program, which were partially offset by (a) continued shift in our student body mix to a higher percentage of students attending associate’s degree programs with lower price points and (b) an increase in the amount of promotion, scholarship and grant programs. The primary price increase by program type was in our associate’s degree program. In May 2007, we increased our associate’s degree tuition price by approximately 9%. We expect this tuition increase to continue to positively impact our associate’s degree tuition rate earned per Degreed Enrollment prospectively. Notwithstanding this tuition price increase our associate’s degree program has a lower tuition price than our other programs. Accordingly, we continued to experience a shift in our student body mix during the second quarter of fiscal 2008 as our associate’s Degreed Enrollment increased 37.3% from the second quarter of fiscal 2007 and represented 36.7% of our Degreed Enrollment at February 29, 2008, compared to 29.6% at February 28, 2007.
Tuition and other revenue, net at Other Schools decreased both in dollars and as a percentage of consolidated tuition and other revenue, net in the second quarter of fiscal 2008 versus fiscal 2007, as WIU Axia College students graduate or drop from the program. Axia College began offering their associate’s degree programs in September 2004 at WIU; however, in March 2006 (our third quarter of fiscal 2006), we began offering all new enrollments in Axia College programs at UPX instead of WIU.
Revenue increased in our Corporate segment as a result of our acquisition of Aptimus. Aptimus is an integral part of our corporate marketing function and therefore is included in our Corporate segment. Through the Aptimus network, our corporate marketing function generates revenue from Internet-based advertising activities performed for third-party customers.
Effective March 1, 2008, UPX changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under our prior refund policy, if a student attended one class of a course, UPX earned 25% of the tuition for the course, and if they attended two classes of a course, UPX earned 100% of the tuition for the course. This new refund policy applies to students in most states, as some states have their own mandated policies. UPX elected to change its refund policy because we believe it is a more reasonable policy from our students’ perspective.
Instructional Costs and Services
Instructional costs and services increased by 11.3% in the second quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of instructional costs and services:

			% of Revenues
	Three Months Ended		Three Months Ended
	February 29,	February 28,	February 29,	February 28,	% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$119.7	$105.1	17.3%	17.3%	13.9%
Faculty compensation	60.1	53.5	8.7%	8.8%	12.3%
Classroom lease expenses and depreciation	52.8	50.9	7.6%	8.4%	3.7%
Other instructional costs and services	42.6	40.2	6.0%	6.6%	6.0%
Bad debt expense	26.6	26.2	3.8%	4.3%	1.5%
Financial aid processing costs	19.2	14.5	2.8%	2.4%	32.4%
Share-based compensation	6.7	4.0	1.0%	0.6%	67.5%

Instructional costs and services	$327.7	$294.4	47.2%	48.4%	11.3%

Instructional costs and services as a percentage of tuition and other revenue, net decreased in the second quarter of fiscal 2008 versus fiscal 2007 primarily due to decreases as a percentage of tuition and other revenue, net in classroom lease expenses and depreciation, other instructional costs and services, and bad debt expense, which were partially offset by increases as a percentage of tuition and other revenue, net in financial aid processing costs and share-based compensation.
Classroom lease expense and depreciation decreased 80 basis points as a percentage of tuition and other revenue, net in the second quarter of fiscal 2008 versus fiscal 2007 due to a larger percentage of our student body choosing to enroll in our online modality. Other instructional costs and services decreased 60 basis points as a percentage of tuition and other revenue, net primarily due to lower negotiated contract costs from third-party vendors, which was partially offset by our continued investment in Insight Schools.
Bad debt expense as a percentage of tuition and other revenue, net decreased in the second quarter of fiscal 2008 versus fiscal 2007 primarily due to the reclassification of certain components of bad debt expense that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense, which is offset by the continuing trend of a higher percentage of students enrolled in our associate’s degree programs. During the first quarter of fiscal 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income (loss). For the first, second, third and fourth quarters of fiscal 2007, our reported bad debt expense as a percentage of tuition and other revenue, net would have been lower by 59, 82, 65 and 87 basis points, respectively, as a result of this reclassification. With respect to the enrollment growth in our associate’s degree program, when we are required to collect outstanding balances directly from these students, we generally have higher write-offs, based on the greater risk of default presented by the associate’s degree program’s demographics, versus students enrolled in other degree programs. Accordingly, excluding the reclassification discussed above, we experienced an increase in bad debt expense in the second quarter of fiscal 2008 versus the second quarter of fiscal 2007.
Financial aid processing costs as a percentage of tuition and other revenue, net increased in the second quarter of fiscal 2008 versus fiscal 2007 primarily due to increased processing volume.
Share-based compensation expense increased principally as a result of the 2007 stock option and RSU grants to officers.
Selling and Promotional Expenses
Selling and promotional expenses increased by 20.9% in the second quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of selling and promotional expenses:

			% of Revenues
	Three Months Ended		Three Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Enrollment counselors’ compensation and related expenses	$96.1	$79.2	13.9%	13.0%	21.3%
Advertising	81.1	72.2	11.7%	11.9%	12.3%
Other selling and promotional expenses	23.2	14.5	3.3%	2.3%	60.0%
Share-based compensation	1.3	1.0	0.2%	0.2%	30.0%

Selling and promotional expenses	$201.7	$166.9	29.1%	27.4%	20.9%

Selling and promotional expenses as a percentage of tuition and other revenue, net increased in the second quarter of fiscal 2008 versus fiscal 2007 primarily due to an increase as a percentage of tuition and other revenue, net in enrollment counselors’ compensation and related expenses and in other selling and promotional expenses, which were partially offset by a decrease as a percentage of tuition and other revenue, net in advertising.
Enrollment counselors’ compensation and related expenses increased primarily due to additional enrollment counselors to support our strategic growth initiatives.
Other selling and promotional expenses have increased as a percentage of tuition and other revenue, net primarily due to the acquisition of Aptimus that closed on October 29, 2007. We believe this acquisition will help us, over time, increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to our quality education services.
Our advertising costs as a percentage of tuition and other revenue, net decreased primarily due to more efficient and productive spending to acquire higher quality Internet-based leads. As previously disclosed, we launched our national branding campaign for UPX in January 2007 and continue to invest to support the UPX brand.
General and Administrative Expenses
General and administrative expenses decreased by 1.1% in the second quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of general and administrative expenses:

			% of Revenues
	Three Months Ended		Three Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$22.9	$16.5	3.3%	2.7%	38.8%
Share-based compensation	12.1	16.8	1.7%	2.8%	(28.0%)
Legal, audit, and corporate insurance	4.5	3.1	0.6%	0.5%	45.2%
Administrative space and depreciation	5.9	5.3	0.9%	0.9%	11.3%
Other general and administrative expenses	9.6	13.9	1.4%	2.2%	(30.9%)

General and administrative expenses	$55.0	$55.6	7.9%	9.1%	(1.1%)

The following items, which are included in the above table, are unusual in nature:

	Three Months Ended
	February 29,	February 28,
($ in millions)	2008	2007	Line item included in above

Stock option modifications	$—	$12.1	Share-based compensation
Stock option investigation/ financial statement restatement	—	5.7	Other general and administrative expenses

Subtotal	$—	$17.8

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the unusual items listed in the table above:

			% of Revenues
	Three Months Ended		Three Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$22.9	$16.5	3.3%	2.7%	38.8%
Share-based compensation	12.1	4.7	1.7%	0.8%	157.4%
Legal, audit, and corporate insurance	4.5	3.1	0.6%	0.5%	45.2%
Administrative space and depreciation	5.9	5.3	0.9%	0.9%	11.3%
Other general and administrative expenses	9.6	8.2	1.4%	1.3%	17.1%

General and administrative expenses	$55.0	$37.8	7.9%	6.2%	45.5%

Excluding the unusual items above, general and administrative expenses as a percentage of tuition and other revenue, net increased from 6.2% in the second quarter of fiscal 2007 to 7.9% in the second quarter of fiscal 2008. This increase as a percentage of tuition and other revenue, net is primarily due to (a) salary and related payroll costs due to additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and corporate governance, (b) higher share-based compensation expense principally as a result of the 2007 stock option and RSU grant to officers, as well as the acceleration of vesting for certain option grants, (c) increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report, and (d) increased other general & administrative expenses to support our strategic growth initiative .
Estimated Securities Litigation Loss
In connection with the securities class action verdict, we recorded our estimate of anticipated damages in the second quarter of fiscal 2008. The actual amount of damages will not be known until all post trial motions and appeals are heard and adjudicated, which is likely to take years. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict, (b) our estimate of potential amounts we expect to reimburse our insurance carriers, (c) estimated future defense costs through the next phase of the litigation, and (d) legal and other professional fees incurred during the second quarter of 2008. In the second quarter of 2008, we recorded the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.
Interest Income and Other, Net
Interest income and other, net increased by $1.1 million in the second quarter of fiscal 2008 versus fiscal 2007. This increase was primarily attributable to higher average balances in cash and cash equivalents, restricted cash and marketable securities. This increase was offset by a slight decrease in tax-exempt interest yields from the second quarter of fiscal 2007 versus fiscal 2008.
Provision for (Benefit from) Income Taxes
Our 2008 effective income tax rate increased to 39.3% for the six months ended February 29, 2008 from 38.9% for the first quarter of fiscal 2008. Our 2008 effective rate increased from 38.9% for the three months ended February 28, 2007 primarily due to a shift from tax-exempt investments to taxable investments during the second quarter of fiscal 2008. Because we reported a loss in the second quarter of fiscal 2008, the increase in the 2008 effective income tax rate resulted in our recognizing a tax benefit at a lower rate of 37.3% for the second quarter of fiscal 2008.

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007
All references to fiscal 2008 and fiscal 2007 in this section refer to the six months ended February 29, 2008 and February 28, 2007, respectively. The following table sets forth an analysis of our Condensed Consolidated Statements of Operations for the periods indicated:
Analysis of Condensed Consolidated Statements of Operations

			% of Revenues
	Six Months Ended		Six Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs 2007

Revenues:
Tuition and other, net	$1,474.3	$1,276.5	100.0%	100.0%	15.5%

Costs and expenses:
Instructional costs and services	661.0	589.2	44.8%	46.2%	12.2%
Selling and promotional	378.6	322.4	25.7%	25.3%	17.4%
General and administrative	106.3	93.1	7.2%	7.2%	14.2%
Estimated securities litigation loss (Note 11)	168.4	—	11.4%	0.0%	100.0%

	1,314.3	1,004.7	89.1%	78.7%	30.8%

Income from operations	160.0	271.8	10.9%	21.3%	-41.1%
Interest income and other, net	17.7	13.4	1.2%	1.0%	32.1%

Income before income taxes	177.7	285.2	12.1%	22.3%	-37.7%
Provision for income taxes	69.9	111.0	4.8%	8.7%	-37.0%

Net income	$107.8	$174.2	7.3%	13.6%	-38.1%

Refer to the above Analysis of Condensed Consolidated Statements of Operations when reading the results of operations discussion below.
Tuition and Other Revenue, Net
Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

			% of Revenues
	Six Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007
UPX	$1,401.4	$1,172.6	95.1%	91.9%
Other Schools	68.1	103.8	4.6%	8.1%
Corporate	4.8	0.1	0.3%	0.0%

Tuition and other revenue, net	$1,474.3	$1,276.5	100.0%	100.0%

Our tuition and other revenue, net increased by 15.5% in the first six months of fiscal 2008 versus fiscal 2007 primarily due to our (a) 11.0% increase in our average Degreed Enrollment and (b) selective tuition price increases, depending on geographic area and program, which were partially offset by (a) continued shift in our student body mix to a higher percentage of students attending associate’s degree programs with lower price points and (b) an increase in the amount of promotion, scholarship and grant programs. The primary price increase by program type was in our associate’s degree program. In May 2007, we increased our associate’s degree tuition price by approximately 9%. We expect this tuition increase to continue to positively impact our associate’s degree tuition rate earned per Degreed Enrollment prospectively. Notwithstanding this tuition price increase, our associate’s degree program has a lower tuition price than our other programs. Accordingly, we continued to experience a shift in our student body mix during the first six months of fiscal 2008 as our associate’s average Degreed Enrollment increased 37.5% from the first six months of fiscal 2007 and represented 36.7% of our Degreed Enrollment at February 29, 2008, compared to 29.6% at February 28, 2007.

Tuition and other revenue, net at Other Schools decreased both in dollars and as a percentage of consolidated tuition and other revenue, net in the first six months of fiscal 2008 versus fiscal 2007, as WIU Axia College students graduate or drop from the program. Axia College began offering their associate’s degree programs in September 2004 at WIU; however, in March 2006 (our third quarter of fiscal 2006), we began offering all new enrollments in Axia College programs at UPX instead of WIU.
Revenue increased in our Corporate segment as a result of our acquisition of Aptimus. Aptimus is an integral part of our corporate marketing function and therefore is included in our Corporate segment. Through the Aptimus network, our corporate marketing function generates revenue from Internet-based advertising activities performed for third-party customers.
Effective March 1, 2008, UPX changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under our prior refund policy, if a student attended one class of a course, UPX earned 25% of the tuition for the course, and if they attended two classes of a course, UPX earned 100% of the tuition for the course. This new refund policy applies to students in most states, as some states have their own mandated policies. UPX elected to change its refund policy because we believe it is a more reasonable policy from our students’ perspective.
Instructional Costs and Services
Instructional costs and services increased by 12.2% in the first six months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of instructional costs and services:

			% of Revenues
	Six Months Ended		Six Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$233.5	$209.1	15.8%	16.4%	11.7%
Faculty compensation	125.8	111.0	8.5%	8.7%	13.3%
Classroom lease expenses and depreciation	104.8	101.9	7.1%	8.0%	2.8%
Other instructional costs and services	87.3	80.8	6.0%	6.3%	8.0%
Bad debt expense	59.0	49.3	4.0%	3.9%	19.7%
Financial aid processing costs	38.8	29.2	2.6%	2.3%	32.9%
Share-based compensation	11.8	7.9	0.8%	0.6%	49.4%

Instructional costs and services	$661.0	$589.2	44.8%	46.2%	12.2%

Instructional costs and services as a percentage of tuition and other revenue, net decreased in the first six months of fiscal 2008 versus fiscal 2007 primarily due to decreases as a percentage of tuition and other revenue, net in employee compensation and related expenses, classroom lease expenses and depreciation, and other instructional and costs and services, which were partially offset by increases as a percentage of tuition and other revenue, net in bad debt expense and financial aid processing costs.
Employee compensation and related expenses as a percentage of tuition and other revenue, net decreased in the first six months of fiscal 2008 versus fiscal 2007 primarily due to the improved efficiency with which we provided our student support services (finance and academic counseling, etc.) in the current year as compared with prior years.
Classroom lease expense and depreciation decreased 90 basis points as a percentage of tuition and other revenue, net in the first six months of fiscal 2008 versus fiscal 2007 primarily due to our student body choosing to enroll in our online modality. Other instructional costs and services decreased 30 basis points as a percentage of tuition and other revenue, net primarily due to lower negotiated contract costs from third-party vendors, which was partially offset by our continued investment in Insight Schools.
Bad debt expense as a percentage of tuition and other revenue, net increased in the first six months of fiscal 2008 versus fiscal 2007 primarily due to the continuing trend of a higher percentage of students enrolled in our associate’s degree programs, which is offset by the reclassification of certain components of bad debt expense that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. During the first quarter of fiscal 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income. For the first, second, third and fourth quarters of fiscal 2007, our reported bad debt expense as a percentage of tuition and other revenue, net would have been lower by 59, 82, 65 and 87 basis points, respectively, as a result of this reclassification. With respect to the enrollment growth in our associate’s degree program, when we are required to collect outstanding balances directly from these students, we generally have higher write-offs, based on the greater risk of default presented by the associate’s degree program’s demographics, versus students enrolled in other degree programs.
Financial aid processing costs as a percentage of tuition and other revenue, net increased in the first six months of fiscal 2008 versus fiscal 2007 primarily due to increased processing volume.
Selling and Promotional Expenses
Selling and promotional expenses increased by 17.4% in the first six months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of selling and promotional expenses:

			% of Revenues
	Six Months Ended		Six Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Enrollment counselors’ compensation and related expenses	$185.1	$154.9	12.6%	12.1%	19.5%
Advertising	152.2	137.5	10.3%	10.8%	10.7%
Other selling and promotional expenses	39.3	27.9	2.7%	2.2%	40.9%
Share-based compensation	2.0	2.1	0.1%	0.2%	(4.8%)

Selling and promotional expenses	$378.6	$322.4	25.7%	25.3%	17.4%

Selling and promotional expenses as a percentage of tuition and other revenue, net increased in the first six months of fiscal 2008 versus fiscal 2007 primarily due to an increase as a percentage of tuition and other revenue, net in enrollment counselors’ compensation and related expenses and other selling and promotional expenses, which were partially offset by a decrease as a percentage of tuition and other revenue, net in advertising costs.
Enrollment counselors’ compensation and related expenses increased primarily due to additional enrollment counselors to support our strategic growth initiatives.
Other selling and promotional expenses have increased as a percentage of tuition and other revenue, net primarily due to the acquisition of Aptimus that closed on October 29, 2007. We believe this acquisition will help us, over time, increase the effectiveness and efficiency of our online advertising directed at increasing awareness of and access to our quality education services.
Our advertising costs as a percentage of tuition and other revenue, net decreased primarily due to more efficient and productive spending to acquire higher quality Internet-based leads. As previously disclosed, we launched our national branding campaign for UPX in January 2007 and continue to invest to support the UPX brand. Therefore, the first six months of fiscal 2008 had an additional quarter of branding costs versus the six month period of the prior fiscal year.
General and Administrative Expenses
General and administrative expenses increased by 14.2% in the first six months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of general and administrative expenses:

			% of Revenues
	Six Months Ended		Six Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$42.8	$31.8	2.9%	2.5%	34.6%
Share-based compensation	21.2	22.0	1.4%	1.7%	(3.6%)
Legal, audit, and corporate insurance	10.2	6.0	0.7%	0.5%	70.0%
Administrative space and depreciation	11.8	10.4	0.8%	0.8%	13.5%
Other general and administrative expenses	20.3	22.9	1.4%	1.7%	(11.4%)

General and administrative expenses	$106.3	$93.1	7.2%	7.2%	14.2%

The following items, which are included in the above table, are unusual in nature:

	Six Months Ended
	February 29,	February 28,
($ in millions)	2008	2007	Line item included in above

Stock option modifications	$—	$12.1	Share-based compensation
Stock option investigation/ financial statement restatement	—	7.7	Other general and administrative expenses

Subtotal	$—	$19.8

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the unusual items listed in the table above:

			% of Revenues
	Six Months Ended		Six Months Ended		% Change
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$42.8	$31.8	2.9%	2.5%	34.6%
Share-based compensation	21.2	9.9	1.4%	0.8%	114.1%
Legal, audit, and corporate insurance	10.2	6.0	0.7%	0.5%	70.0%
Administrative space and depreciation	11.8	10.4	0.8%	0.8%	13.5%
Other general and administrative expenses	20.3	15.2	1.4%	1.1%	33.6%

General and administrative expenses	$106.3	$73.3	7.2%	5.7%	45.0%

Excluding the unusual items above, general and administrative expenses as a percentage of tuition and other revenue, net increased from 5.7% in the first six months of fiscal 2007 to 7.2% in the first six months of fiscal 2008. This increase as a percentage of tuition and other revenue, net is primarily due to (a) salary and related payroll costs due to additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and corporate governance, (b) higher share-based compensation expense principally as a result of the 2007 stock option and RSU grant to officers, as well as the acceleration of vesting for certain option grants, (c) increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report, and (d) increased other general & administrative expenses to support our strategic growth initiatives.
Estimated Securities Litigation Loss
In connection with the securities class action verdict, we recorded our estimate of anticipated damages in the second quarter of fiscal 2008. The actual amount of damages will not be known until all post trial motions and appeals are heard and adjudicated, which is likely to take years. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict, (b) our estimate of potential amounts we expect to reimburse our insurance carriers, (c) estimated future defense costs through the next phase of the litigation, and (d) legal and other professional fees incurred during the second quarter of 2008. In the second quarter of 2008, we recorded the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.
Interest Income and Other, Net
Interest income and other, net increased by $4.3 million in the first six months of fiscal 2008 versus fiscal 2007. This increase was primarily attributable to higher average balances in cash and cash equivalents, restricted cash and marketable securities.
Provision for Income Taxes
Our 2008 effective income tax rate increased to 39.3% in the six months ended February 29, 2008, from 38.9% in the six months ended February 28, 2007, primarily due to a change from tax-exempt investments to taxable investments.
Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations plus available borrowings under our Bank Facility and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, any additional requirements for a supersedeas bond to stay enforcement of the judgment in our securities class action litigation pending appeal or the payment of damages awarded in that action, share repurchases, interest and principal payments under our Bank Facility, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, including over time our commitment to Apollo Global, possible repurchase of shares, and start-up costs associated with new campuses.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities increased $144.2 million, or 36.7%, to $536.9 million as of February 29, 2008, from $392.7 million as of August 31, 2007. Cash and cash equivalents and marketable securities represented 28.0% and 27.1% of our total assets as of February 29, 2008, and August 31, 2007, respectively. The increase was primarily due to the $309.5 million of cash generated from operations and $79.0 million of cash generated primarily from the exercise of stock options, partially offset by an increase of $158.0 million in restricted cash and the cash collateralization related to posting the supersedeas bond in connection with our securities class action litigation verdict, $56.0 million used for capital expenditures (including $7.8 million for our new corporate headquarters), and $47.1 million used for the purchase of Aptimus.
We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other tax-exempt auction-rate securities (“ARS”). ARS trade on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
ARS “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARS and many ARS auctions have failed.
As of February 29, 2008, we had $97.2 million of principal invested in ARS that had experienced failed auctions. These ARS consist solely of investment grade municipal debt ($87.2 million) and student loan securities ($10.0 million) and do not include mortgage-backed securities. As of February 29, 2008, we determined that there had not been a decline in market value of the failed ARS as the par value of these securities approximated the estimated fair market value due to the quality of the underlying collateral, the credit enhancement from insurers and the fact that the issuers continue to pay interest in a timely manner and there have been no defaults in the underlying debt.
From March 1, 2008 through March 24, 2008, approximately $55.0 million of the $97.2 million of previously failed ARS as of February 29, 2008 had auction reset dates. Of this amount, we were able to sell $11.7 million for cash at par. Accordingly, as of February 29, 2008, we have classified $85.5 million in failed ARS as non-current since they were unable to be liquidated subsequent to our quarter-end.
For the immediate future, we will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets we will limit our investments in ARS, which will likely reduce investment income. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.

Cash Flows
Operating Activities
Operating activities provided $309.5 million in cash for the first six months of fiscal 2008 compared to providing $193.7 million for the first six months of fiscal 2007. Included below is a summary of operating cash flows:

	Six Months Ended
	February 29,	February 28,
($ in millions)	2008	2007
Net income	$107.8	$174.2
Non-cash items	209.5	92.4
Changes in certain operating assets and liabilities	(7.8)	(72.9)

Net cash from operating activities	$309.5	$193.7

For the first six months of fiscal 2008, our non-cash items primarily consist of a $168.4 million accrual for our estimate of anticipated damages related to the securities litigation matter, a $59.0 million provision for uncollectible accounts receivable, $37.5 million for depreciation and amortization, and $35.0 million for share-based compensation; partially offset by a $72.0 million increase in deferred taxes, primarily a result of the timing of deductibility related to the securities litigation matter, and $17.7 million of excess tax benefits from share-based compensation. For the first six months of fiscal 2007, our non-cash items primarily consist of a $49.3 million provision for uncollectible accounts receivable, $35.7 million for depreciation and amortization, and $31.9 million for share-based compensation; partially offset by a $22.6 million increase in deferred taxes.
For the first six months of fiscal 2008, changes in certain operating assets and liabilities primarily consist of $21.1 million for accounts payable and accrued liabilities, primarily due to timing of payments for Internet-based advertising, $26.3 million for accounts receivable, as discussed below, and $20.8 million for income taxes payable, primarily due to higher quarterly estimated tax payments; partially offset by a $60.5 million increase in student deposits, primarily due to increased student enrollment receiving financial aid. For the first six months of fiscal 2007, changes in certain operating assets and liabilities primarily consist of $84.5 million for accounts receivable, and $13.9 million for income taxes payable; partially offset by a $24.8 million increase in student deposits.
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our DSO by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 29, 2008, our DSO was 30 days as compared to 37 days as of February 28, 2007, and 38 days as of August 31, 2007. The decrease in DSO is primarily due to improvements in our processing time for the receipt of student financial aid, the write-off of approximately $38 million in previously reserved uncollectible accounts receivable during the quarter, and the seasonality we experienced in our second quarter. As a result of this seasonality, our DSO may increase in the third quarter.
Investing Activities
Investing activities used $332.6 million in cash during the first six months of fiscal 2008 compared to using $84.5 million in the first six months of fiscal 2007. The fiscal 2008 amount primarily consists of $95.0 million used to collateralize the supersedeas bond in connection with our securities class action litigation verdict, $71.6 million used for the net purchase of marketable securities, $47.1 million used for the purchase of Aptimus, as well as $56.0 million used for capital expenditures, of which $7.8 million related to the build-out of our new corporate headquarters building, and an increase in restricted cash of $63.0 million. The fiscal 2007 amount primarily includes $50.2 million for capital expenditures, of which $23.4 million is related to the build-out of our new corporate headquarters building. Also included in the fiscal 2007 investing cash flows was $15.1 million used for the purchase of Insight Schools and an increase in restricted cash of $45.5 million, partially offset by net maturities of marketable securities of $26.3 million.
Sale-Leaseback Option. On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement grants Macquarie the option to purchase all membership interests in our consolidated subsidiaries formed as limited liability entities that own our new headquarters land and buildings for approximately $170 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million. If Macquarie does not exercise its option, we plan to market the land and buildings’ membership interests to other parties, but we cannot predict the timing or the amount of proceeds of any such sale. If Macquarie does exercise its option, we expect to generate a gain on the sale of approximately $20-23 million, which would be recognized over the 12-year term of the lease agreement.
Financing Activities
Financing activities provided $96.7 million of cash during the first six months of fiscal 2008, compared to providing $5.5 million in the first six months of fiscal 2007. The first six months of fiscal 2008 amount includes $79.0 million received primarily for stock issued to employees related to the exercise of stock options and $17.7 million related to excess tax benefits from share-based compensation. The first six months of fiscal 2007 amount includes $4.5 million received primarily for stock issued to employees and $1.1 million related to excess tax benefits from share-based compensation.
Contractual Obligations and Other Commercial Commitments
In addition to our previously disclosed contractual obligations and other commercial commitments at the end of fiscal 2007, unrecognized tax benefits were $53.4 million as of February 29, 2008. Based on the uncertainties associated with the settlement of these items, we are unable to make estimates of potential cash settlements, if any, with taxing authorities.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2007, except as discussed in Item 2 of this report related to the securities litigation matter. Information regarding our contractual obligations and commercial commitments is provided in our 2007 Annual Report on Form 10-K.
Federal Family Education Loan Program and Private Student Loans
Recently there have been reports of various educational entities experiencing interruption of Title IV student loan funding, which includes Federal Family Education Loan Program (“FFELP”) loans guaranteed by the government. We have not experienced any such interruptions. In addition, we added a fifth lender as of February 29, 2008 to our preferred lender list to provide students seeking loans with an even broader list of lender choices. This additional lender will offer FFELP loans directly and private loans through a third-party relationship.
Tuition payments funded from third-party private loans represent approximately 3-4 percent of UPX and WIU’s combined net revenues. Third-party private loans are generally utilized by students in the UPX bachelor’s degree programs. The fastest growing sector of our student body, UPX associate’s degree students, do not require private loans to cover the cost of their program as the tuition levels are below Title IV loan limits.
Although we have seen some tightening of underwriting for students seeking private loans (measured as a percentage of applications approved relative to those submitted to a lender), students generally have had more than one choice of lenders and therefore, this tightening, to date, has not had a significant adverse impact on students in our programs. As previously disclosed, we do not have recourse exposure on private student loans, with one exception of a minor private loan relationship. The total exposure on this loan program is less than $1 million.
Management does not expect a material adverse effect on our business, financial position, results of operations or cash flows to result from student access to private loans.
Recent Accounting Pronouncements
Please refer to our 2007 Annual Report on Form 10-K.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109,” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits as of August 31, 2007.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows: (a) upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated, (b) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable, and (c) All transaction costs will be expensed as incurred. SFAS 141(R) is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our financial condition, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial condition, results of operations, and disclosures.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on December 1, 2008. We are currently evaluating the impact that the adoption of SFAS 161 will have on our financial condition, results of operations, and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other tax-exempt auction-rate securities (“ARS”). ARS trade on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
ARS “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, ARS auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support ARS and many ARS auctions have failed.
As of February 29, 2008, we had $97.2 million of principal invested in ARS that had experienced failed auctions. These ARS consist solely of investment grade municipal debt ($87.2 million) and student loan securities ($10.0 million) and do not include mortgage-backed securities. As of February 29, 2008, we determined that there had not been a decline in market value of the failed ARS as the par value of these securities approximated the estimated fair market value due to the quality of the underlying collateral, the credit enhancement from insurers and the fact that the issuers continue to pay interest in a timely manner and there have been no defaults in the underlying debt.
From March 1, 2008 through March 24, 2008, approximately $55.0 million of the $97.2 million of previously failed ARS as of February 29, 2008 had auction reset dates. Of this amount, we were able to sell $11.7 million for cash at par. Accordingly, as of February 29, 2008, we have classified $85.5 million in failed ARS as non-current since they were unable to be liquidated subsequent to our quarter-end.
For the immediate future, we will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets we will limit our investments in ARS, which will likely reduce investment income. We will continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and in the future, depending upon existing market conditions, we may be required to record an other-than-temporary decline in market value. We believe we have the ability and we intend to hold the failed ARS as long-term investments until the market stabilizes.
We have no significant short-term or long-term debt; therefore, we do not currently face any other significant interest rate risk.
There have been no material changes associated with the impact of inflation and concentration of credit risk from that previously disclosed in our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the specified time periods, and accumulated and communicated to management, including our President (Principal Executive Officer) and CFO (Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.
Management, under the supervision and with the participation of our President (Principal Executive Officer) and CFO (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 11 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not purchase any Apollo Group Class A common stock or have any sales of unregistered equity securities during the three months ended February 29, 2008.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation of Apollo Group, Inc., incorporated by reference to Annex B of Apollo Group, Inc.’s Proxy Statement filed with the Securities and Exchange Commission on August 1, 2000.

3.1a
Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc., incorporated by reference to Exhibit 99.1 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

3.2	Amended and Restated Bylaws of Apollo Group, Inc., incorporated by reference to Exhibit 3.2 of Apollo Group, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on April 10, 2006.

10.1	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008.

10.2	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008.

10.3	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008.

10.4	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on February 14, 2008.

10.5
Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, effective March 25, 2008, incorporated by reference to Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2008.

10.6	Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated June 20, 2006.

10.7	First Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 7, 2007.

10.8	Second Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 17, 2008.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)
Date: March 27, 2008
	By:	/s/ Joseph L. D’Amico
Joseph L. D’Amico
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory)

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Signatory)