Form 10-Q
period 2008-05-31
APOLLO GROUP INC
filed 2008-07-01
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-25232
APOLLO GROUP, INC.
(Exact name of registrant as specified in its charter)

ARIZONA (State or other jurisdiction of incorporation or organization)	86-0419443 (I.R.S. Employer Identification No.)
4025 S. RIVERPOINT PARKWAY, PHOENIX, ARIZONA 85040
(Address of principal executive offices, including zip code)
(480) 966-5394
(Registrant’s telephone number, including area code)
4615 East Elwood Street, Phoenix, Arizona, 85040
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐                    NO ☑
AS OF JUNE 25, 2008, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	158,036,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	May 31,	August 31,
($ in thousands)	2008	2007
Assets:
Current assets
Cash and cash equivalents	$237,072	$339,319
Restricted cash and cash equivalents	360,929	296,469
Marketable securities, current portion	28,366	31,278
Accounts receivable, net	184,183	190,912
Deferred tax assets, current portion	46,814	50,885
Other current assets	24,683	16,515

Total current assets	882,047	925,378
Property and equipment, net	421,588	364,207
Restricted cash for bond collateralization (Note 6)	95,000	—
Marketable securities, less current portion	37,035	22,084
Goodwill	66,017	29,633
Intangible assets, net	21,656	2,214
Deferred tax assets, less current portion	161,583	80,077
Other assets	27,295	26,270

Total assets	$1,712,221	$1,449,863

Liabilities and Shareholders’ Equity:
Current liabilities
Accounts payable	$42,234	$80,729
Accrued liabilities	116,637	103,651
Current portion of long-term liabilities	80,808	21,093
Income taxes payable	30,753	43,351
Student deposits	386,755	328,008
Current portion of deferred revenue	205,795	167,003

Total current liabilities	862,982	743,835
Deferred revenue, less current portion	210	295
Long-term liabilities, less current portion	253,037	71,893

Total liabilities	1,116,229	816,023

Commitments and contingencies (Note 13)

Minority interest	6,599	—

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	7,923	—
Apollo Group Class A treasury stock, at cost	(1,783,570)	(1,461,368)
Retained earnings	2,367,131	2,096,385
Accumulated other comprehensive loss	(2,195)	(1,281)

Total shareholders’ equity	589,393	633,840

Total liabilities and shareholders’ equity	$1,712,221	$1,449,863

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenues:
Tuition and other, net	$835,217	$733,392	$2,309,534	$2,009,871

Costs and expenses:
Instructional costs and services	347,598	321,050	1,008,609	910,244
Selling and promotional	203,644	162,901	582,257	485,276
General and administrative	60,910	46,069	167,203	139,198
Estimated securities litigation loss (Note 13)	1,566	—	169,966	—

Total costs and expenses	613,718	530,020	1,928,035	1,534,718

Income from operations	221,499	203,372	381,499	475,153
Interest income and other, net	3,329	8,530	21,037	21,940

Income before income taxes and minority interest	224,828	211,902	402,536	497,093
Provision for income taxes	85,951	80,464	155,833	191,443
Minority interest, net of tax	(229)	—	(229)	—

Net income	$139,106	$131,438	$246,932	$305,650

Earnings per share:

Basic income per share	$0.85	$0.76	$1.49	$1.77

Diluted income per share	$0.85	$0.75	$1.47	$1.75

Basic weighted average shares outstanding	162,751	173,188	165,919	173,165

Diluted weighted average shares outstanding	163,841	174,620	167,737	174,588

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
($ in thousands)	2008	2007	2008	2007
Net income	$139,106	$131,438	$246,932	$305,650
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	97	(822)	(432)	(564)
Unrealized loss on auction-rate securities	(482)	—	(482)	—

Comprehensive income	$138,721	$130,616	$246,018	$305,086

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended May 31,
($ in thousands)	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$246,932	$305,650
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	49,451	40,766
Excess tax benefits from share-based compensation	(17,947)	(2,290)
Depreciation and amortization	59,073	55,317
Amortization of deferred gain on sale-leaseback	(1,339)	(1,317)
Amortization of marketable securities discount and premium, net	60	152
Provision for uncollectible accounts receivable	79,255	83,303
Minority interest	(229)	—
Estimated securities litigation loss (Note 13)	165,748	—
Deferred income taxes	(69,401)	(34,843)
Changes in assets and liabilities excluding the impact of acquisitions:
Accounts receivable	(39,515)	(102,271)
Other assets	(9,314)	(5,276)
Accounts payable and accrued liabilities	(21,907)	(15,640)
Income taxes payable	57,294	29,045
Student deposits	58,747	43,212
Deferred revenue	7,701	13,727
Other liabilities	3,833	(3,073)

Net cash provided by operating activities	568,442	406,462

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(67,834)	(38,338)
Additions to land and buildings related to new headquarters	(12,408)	(32,072)
Acquisitions, net of cash acquired	(70,302)	(15,079)
Purchase of marketable securities including auction-rate securities	(875,098)	(969,460)
Maturities of marketable securities including auction-rate securities	864,551	1,008,861
Collateralization of bond posted for securities litigation matter (Note 6)	(95,000)	—
Increase in restricted cash and cash equivalents	(64,460)	(48,697)

Net cash used in investing activities	(320,551)	(94,785)

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(709)	—
Borrowings under line of credit	250,000	—
Repayments of line of credit	(250,000)	—
Purchase of Apollo Group Class A common stock	(454,362)	—
Issuance of Apollo Group Class A common stock	80,721	5,278
Minority interest contributions	6,975	—
Excess tax benefits from share-based compensation	17,947	2,290

Net cash provided by (used in) financing activities	(349,428)	7,568

Effect of foreign currency transaction loss, net	(710)	(329)

Net increase (decrease) in cash and cash equivalents	(102,247)	318,916

Cash and cash equivalents, beginning of period	339,319	309,058

Cash and cash equivalents, end of period	$237,072	$627,974

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$168,092	$197,237
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$7,843	$3,406
Purchases of property and equipment included in accounts payable	$4,630	$5,772
Settlement of liability-classified awards through the issuance of treasury stock	$16,340	$—
Unrealized loss on auction-rate securities	$803	$—
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Basis of Presentation
The unaudited interim consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned subsidiaries and consolidated joint venture, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our.” These unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and, in the opinion of management, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.
Certain information and note disclosures normally included in these unaudited interim consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our 2007 Annual Report on Form 10-K as filed with the SEC on October 29, 2007, in preparing these unaudited interim consolidated financial statements. For a discussion of our critical accounting policies, please refer to Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K. These unaudited interim consolidated financial statements and accompanying notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this filing and the audited consolidated financial statements and notes thereto contained in our 2007 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three and nine months ended May 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.
The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from such estimates.
Recent Accounting Pronouncements
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value, provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which partially delays the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. The provisions of SFAS 157 for fair valuing financial assets and liabilities are effective for us on September 1, 2008. The provisions of SFAS 157 for fair valuing non-financial assets and liabilities are effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 157 will have on our financial condition, results of operations, and disclosures.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 is effective for us on September

1, 2008. We are currently evaluating whether we will elect to adopt the provisions of SFAS 159 and the impact it would have on our financial condition, results of operations and disclosures.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations” (“SFAS 141”). The primary requirements of SFAS 141(R) are as follows: (a) upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target—as a consequence, the current step acquisition model will be eliminated; (b) contingent consideration arrangements will be fair valued at the acquisition date and included in the purchase price consideration—the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable; and (c) all transaction costs will be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our financial condition, results of operations, and disclosures.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial condition, results of operations, and disclosures.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations, and disclosures.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations, and disclosures.
Note 2. Nature of Operations
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, on October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), of which we own 80.1% and which we consolidate in our financial statements, net of minority interest, to pursue investments in the international education services sector. On March 28, 2008, Apollo Global completed its first transaction with the acquisition of Universidad de Artes, Ciencias y Comunicación (“UNIACC”), an accredited, private arts and communications university in Chile, as well as its related entities. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion. We also recently announced our plans to establish a new Canadian institution, Meritus University, which we expect to be operational by December 31, 2008. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at the high school, undergraduate, and graduate levels, at our campuses and learning centers, as well as online throughout the world.
In addition to our education-based offerings, on October 29, 2007, we completed the acquisition of Aptimus, Inc. (“Aptimus”), an online advertising network. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion.
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
Note 3. Acquisitions and Joint Venture
Apollo Global
On October 22, 2007, we formed a joint venture with Carlyle, called Apollo Global, to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services.
We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Apollo Global is consolidated in our financial statements. As of May 31, 2008, total cash contributions made to Apollo Global approximated $35.0 million, of which $28.0 million was funded by Apollo.
Aptimus
On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising network Aptimus, Inc. for approximately $48.1 million. Prior to the acquisition, Aptimus operated as a results-based advertising network that distributed advertisements for direct marketing advertisers across a network of third-party web sites. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to affordable quality education. Our current operating strategy is to integrate Aptimus as an integral part of our corporate marketing function. Aptimus’ operating results are included in the unaudited interim consolidated financial statements from the date of acquisition.
The acquisition has been accounted for pursuant to SFAS 141. To value the acquired assets and assumed liabilities, we used the income approach using the relief-from-royalty method for trademarks, which represents the benefit of owning this intangible asset rather than paying royalties for its use and a discounted cash flow approach, based on estimated future cash flows for the other identified intangible assets. The carrying value for all other net assets approximated fair value at the time of the acquisition. In connection with the acquisition, the excess of the purchase price over the estimated fair value of the net assets acquired resulted in recording $36.4 million of goodwill, which is not expected to be deductible for tax purposes. For goodwill impairment testing purposes, we assigned the goodwill balance to our UPX segment as Aptimus’ primary function is to monitor, manage, and control UPX’s marketing investments. Goodwill is primarily attributable to potential strategic benefits expected to be realized associated with managing and controlling our marketing investments while reducing future advertising costs. The results of operations of Aptimus are not significant to our consolidated results of operations and therefore, pro forma information for the three and nine months ended May 31, 2007 has not been provided.
A summary of the purchase price is as follows:

($ in thousands)
Cash paid for the outstanding common stock of Aptimus	$41,486
Cash paid for certain common stock equivalents of Aptimus	4,672
Transaction-related costs	1,919

Total purchase price	$48,077

A summary of the purchase price allocation is as follows:

($ in thousands)
Net working capital	$(1,920)
Property and equipment	654
Intangibles	7,600
Deferred tax assets	7,141
Goodwill	36,384
Employee stock options assumed	(1,782)

Total allocated purchase price	48,077
Less: Cash acquired	(1,022)

Acquisition, net of cash acquired	$47,055

A summary of the identifiable intangible assets acquired is as follows:

		Weighted
	Estimated	Average
($ in thousands)	Fair Value	Useful Life
Technology	$3,600	4 years
Trademarks	1,300	5 years
Customer relationships	1,900	5 years
Non-compete agreement	800	2 years

Total acquired intangible assets	$7,600

The purchase price allocation for the Aptimus acquisition is preliminary and subject to revision as we finalize the valuation of intangible assets and as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available.
UNIACC
On March 28, 2008, Apollo Global completed its first transaction with the acquisition of UNIACC, an accredited, private arts and communications university in Chile, as well as its related entities. UNIACC offers bachelors and masters degree programs and is accredited by the Chilean Council of Higher Education. In 2004, UNIACC became the first university in Chile to teach a fully online undergraduate program. Apollo Global purchased 100% of UNIAAC for $44.5 million composed of cash and assumed debt, excluding an earn-out payment denominated in U.S. Dollars based on a multiple of earnings to be paid four years from the closing date. UNIACC’s operating results are included in the unaudited interim consolidated financial statements from the date of acquisition.
The acquisition has been accounted for pursuant to SFAS 141. To value the acquired assets and assumed liabilities, we used the following valuation methodologies: (i) the income approach using the relief-from-royalty method for trademarks, which represents the benefit of owning this intangible asset rather than paying royalties for its use, (ii) the combination of discounted cash flow and replacement cost approaches with respect to the other identified intangible assets and (iii) a combination of the market and replacement cost approaches with respect to the property and equipment. The carrying value of all other net assets approximated fair value at the time of the acquisition. As of the acquisition date, pursuant to SFAS 141, we have accrued for a portion of the contingent consideration equal to the excess by which the fair value of acquired net assets exceeded the purchase price, resulting in no goodwill recorded in connection with the acquisition. At the time the contingent consideration is resolved, we will account for any difference between the excess of fair value over the amount of the accrued contingent consideration liability recorded at the time of the acquisition as an additional cost of the acquisition. If the accrued contingent consideration liability exceeds fair value, the excess will first be allocated on a pro-rata basis to the acquired long-lived assets, with any remaining amount recognized as an extraordinary gain. The results of operations of UNIACC are not significant to our consolidated results of operations and therefore, pro forma information for the three and nine months ended May 31, 2007 has not been provided.

A summary of the purchase price is as follows:

($ in thousands)
Cash paid for UNIACC	$23,650
Debt assumed	19,910
Transaction-related costs	900

Total purchase price	$44,460

A summary of the purchase price allocation is as follows:

($ in thousands)
Net working capital	$2,274
Property and equipment	28,185
Intangibles	14,607
Deferred taxes, net	294
Accrued contingent consideration	(900)

Total allocated purchase price	44,460
Less: Debt assumed	(19,910)
Less: Cash acquired	(1,303)

Cash paid for acquisition	$23,247

The purchase price allocation for the UNIACC acquisition is preliminary and subject to revision as we finalize the valuation of intangible assets and as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available.
A summary of the identifiable intangible assets acquired, based on our preliminary purchase price allocation, is as follows:

	Estimated Fair	Weighted Average
($ in thousands)	Value	Useful Life
Trademarks	$4,200	indefinite
Accreditations and designations	1,287	indefinite
Student relationships	4,600	2 years
Non-compete agreement	2,300	5 years
Broadcast rights and license	1,500	15 years
Technology	151	4 years
Other	569	5 years

Total acquired intangible assets	$14,607

We assigned indefinite lives to the acquired trademarks and accreditations and designations as we believe that each of these intangible assets has the continued ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these intangible assets and we intend to renew trademarks and accreditations and designations, which can be accomplished at little cost.

Note 4. Marketable Securities
Marketable securities consist of the following as of May 31, 2008 and August 31, 2007:

	May 31,	August 31,
($ in thousands)	2008	2007
Current marketable securities:
Auction-rate securities	$11,850	$—
Municipal bonds	7,275	16,278
U.S. government-sponsored enterprises	—	15,000
Corporate obligations	6,993	—
Other, current	2,248	—

Total current marketable securities	28,366	31,278

Noncurrent marketable securities:
Auction-rate securities	36,022	—
Municipal bonds due 1-3 years	1,013	3,096
U.S. government-sponsored enterprises	—	12,000
Corporate obligations	—	6,988

Total noncurrent marketable securities	37,035	22,084

Total marketable securities	$65,401	$53,362

Marketable securities classified as available-for-sale as of May 31, 2008 consist of the following:

	May 31, 2008
Available-for-sale securities	Amortized	Gross Unrealized	Fair Market
($ in thousands)	Cost	Gains (Losses)	Value
Auction-rate securities
Current	$11,850	$—	$11,850
Noncurrent	36,825	(803)	36,022

Total auction-rate securities	48,675	(803)	47,872
Other, current	2,248	—	2,248

Total available-for-sale securities	$50,923	$(803)	$50,120

Auction-Rate Securities: We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities (“ARS”). ARS have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
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
As of May 31, 2008, we had $48.7 million of principal invested in ARS that experienced failed auctions. Approximately $38.7 million of our ARS are invested in tax-exempt municipal bond funds, which carry triple-A credit ratings for the underlying issuer and A credit ratings or higher for the insurers from one or more of the major credit rating agencies. The remaining $10 million is invested in securities collateralized by student loans, which carry triple-A credit ratings for the underlying issuer, the highest rating issued by a rating agency, and are guaranteed by the U.S. government under the Federal Family Education Loan Program. None of the ARS held by us are mortgage-backed securities.

Due to the continued lack of liquidity for these investments and based on observable and unobservable market data, we determined that the estimated fair value of our ARS exceeded the carrying value during the third quarter of fiscal 2008. As a result, we recorded an unrealized loss of $0.8 million ($0.5 million after-tax) on our ARS as of May 31, 2008, with the offset included in accumulated other comprehensive loss. We assessed this decline in value to be temporary due to the following: (i) we believe that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par, (ii) the quality of the underlying collateral, (iii) the credit quality of the issuers, and (iv) the issuers continue to pay interest in a timely manner according to their stated terms and there have been no defaults in the underlying debt.
From June 1, 2008 through June 19, 2008, approximately $11.9 million of the $47.9 million, net of the unrealized loss of $0.8 million, of previously failed ARS as of May 31, 2008 have been called by the issuers at par. Therefore, we have classified $11.9 million as current marketable securities and the remaining balance of $36.0 million has been classified as noncurrent marketable securities.
We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in ARS instruments at this time, which will likely continue to reduce our investment income. We will also continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and, depending upon existing market conditions, we may be required to record other-than-temporary impairment charges if the ratings of any of these securities are reduced or if any of the issuers default on their obligations.
Amortized cost and estimated fair market value for marketable securities classified as held-to-maturity as of May 31, 2008 and August 31, 2007 are as follows:

	May 31, 2008		August 31, 2007
Held-to-maturity securities	Amortized	Fair Market	Amortized	Fair Market
($ in thousands)	Cost	Value	Cost	Value
Municipal bonds	$7,275	$7,282	$16,278	$16,193
Municipal bonds due 1-3 years	1,013	1,026	3,096	3,060
U.S. government-sponsored enterprises	—	—	27,000	26,621
Corporate obligations	6,993	7,039	6,988	6,397

Total held-to-maturity securities	$15,281	$15,347	$53,362	$52,271

Municipal Bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intent to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost.
U.S. Government-Sponsored Enterprises: U.S. government-sponsored enterprises are fixed-income investments that include the Federal Farm Credit Note, Federal Home Loan Banks, and Federal National Mortgage Association (“Fannie Mae”).
Corporate Obligations: Corporate obligations include secured commercial paper with the Royal Bank of Canada. We have the ability and intent to hold corporate obligations until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost.
Note 5. Accounts Receivable, net
Accounts receivable, net consist of the following as of May 31, 2008 and August 31, 2007:

		August 31,
($ in thousands)	May 31, 2008	2007
Student accounts receivable	$250,661	$281,834
Less allowance for doubtful accounts	(85,264)	(99,818)

Net student accounts receivable	165,397	182,016
Other receivables	18,786	8,896

Total accounts receivable, net	$184,183	$190,912

Bad debt expense is included in instructional costs and services in our Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts for the three and nine months ended May 31, 2008 and 2007:

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
($ in thousands)	2008	2007	2008	2007
Beginning allowance for doubtful accounts	$93,418	$75,961	$99,818	$65,184
Provision for uncollectible accounts receivable	20,269	34,368	79,255	83,303
Write-offs, net of recoveries	(28,423)	(18,200)	(93,809)	(56,358)

Ending allowance for doubtful accounts	$85,264	$92,129	$85,264	$92,129

Note 6. Restricted Cash for Bond Collateralization
In connection with the securities litigation matter described in Note 13, Commitments and Contingencies, we posted a bond in the amount of $95.0 million in the second quarter of fiscal 2008 as part of our motion to stay execution of the judgment pending resolution of our motions for post-trial relief. This bond had been fully cash collateralized by us and is reported as long-term restricted cash for bond collateralization on our Consolidated Balance Sheets as of May 31, 2008.
Note 7. Goodwill and Intangible Assets
Changes in the carrying amount of goodwill from August 31, 2007 through May 31, 2008 by reportable segment are as follows:

	August 31, 2007	Goodwill	Impairment	Other	May 31, 2008
($ in thousands)	Balance	Acquired	Charges	Adjustments	Balance
UPX	$—	$36,384	$—	$—	$36,384
Other Schools	29,633	—	—	—	29,633
Apollo Global	—	—	—	—	—
Corporate	—	—	—	—	—

Total Goodwill	$29,633	$36,384	$—	$—	$66,017

Any changes in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion.
As of May 31, 2008, we performed annual goodwill impairment tests for the Aptimus, Insight and WIU goodwill balances. Please refer to Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K for our policy for evaluating potential impairment of goodwill. Based on the results of our annual goodwill impairment tests, no impairment charges for goodwill were recorded for the three and nine months ended May 31, 2008.

Intangible assets consist of the following as of May 31, 2008 and August 31, 2007:

	May 31, 2008				August 31, 2007
	Gross		Effect of Foreign	Net	Gross		Net
	Carrying	Accumulated	Currency	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Translation Loss	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Student and customer relationships	$6,500	$563	$217	$5,720	$—	$—	$—
Technology	3,751	288	7	3,456	—	—	—
Non-compete agreements	5,082	906	114	4,062	1,982	297	1,685
Broadcast rights and license	1,500	8	75	1,417	—	—	—
Trademarks	1,722	558	—	1,164	422	63	359
Other	806	138	45	623	237	67	170

Total amortizable intangible assets	19,361	2,461	458	16,442	2,641	427	2,214

Unamortizable intangible assets
Accreditations and designations	1,287	—	63	1,224	—	—	—
Trademarks	4,200	—	210	3,990	—	—	—

Total unamortizable intangible assets	5,487	—	273	5,214	—	—	—

Total intangible assets, net	$24,848	$2,461	$731	$21,656	$2,641	$427	$2,214

Amortizable intangible assets are generally amortized on a straight-line basis over their weighted average useful lives ranging from 2 to 15 years. Amortization expense for intangibles for the three and nine months ended May 31, 2008 was $1.1 million and $2.3 million, respectively. Amortization expense for intangibles for the three and nine months ended May 31, 2007 was $0.1 million and $2.0 million, respectively.
Estimated future amortization expense of intangible assets is as follows:

($ in thousands)	Amount
2008 (three months)	$1,688
2009	5,033
2010	3,611
2011	3,215
2012	1,540
2013	519
Thereafter	836

Total estimated amortization expense	$16,442

Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as purchase price allocations are finalized.

Note 8. Long-Term Liabilities
Long-term liabilities consist of the following as of May 31, 2008 and August 31, 2007:

	May 31,	August 31,
($ in thousands)	2008	2007
Deferred rent and other lease incentives	$74,546	$77,755
Deferred gains on sale-leasebacks	9,955	10,602
Deferred vendor incentive	6,317	—
Deferred compensation agreement with Dr. John G. Sperling	2,349	2,197
Unrecognized tax benefit (see Note 9)	54,436	—
Accrual for estimated securities litigation loss (see Note 13)	165,748	—
Contingent consideration (see Note 3)	859	—
Other long-term liabilities	19,635	2,432

Total liabilities	333,845	92,986
Less current portion	(80,808)	(21,093)

Total long-term liabilities	$253,037	$71,893

Note 9. Income Taxes
In June 2006, the FASB issued FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.
We adopted FIN 48 on September 1, 2007, and did not recognize an adjustment to our liability for unrecognized income tax benefits upon adoption. It is our policy to recognize interest and penalties related to uncertain tax positions in income tax expense. At the date of adoption, we reclassified $53.0 million of unrecognized tax benefits, including penalties and interest, from current income taxes payable to long-term liabilities, as these contingencies were not expected to be paid within the next year. As of May 31, 2008, we reclassified $52.5 million of our liability for unrecognized tax benefits from long-term liabilities to current portion of long-term liabilities, as we believe that it is now probable that the corresponding contingency will be resolved within the next 12 months. Each quarter, we accrue for any additional interest and penalties, as necessary. In addition, for prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. The total amount of unrecognized tax benefits, including penalties and interest, would impact our effective tax rate if recognized. We are continually under audit by various taxing jurisdictions, and as a result, it is possible that the amount of unrecognized tax benefits could change within the next twelve months. An estimate of the range of the possible change cannot be made unless or until tax positions are further developed or examinations closed. At the adoption date, our U.S. federal tax filings are subject to examination for years ending on or after August 31, 2003, and our other tax filings are generally subject to examination in state and foreign jurisdictions for years ending on or after August 31, 2001.
An Internal Revenue Service (“IRS”) audit relating to our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers are in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we expensed an additional $0.8 million and $2.5 million in the three and nine months ended May 31, 2008, respectively, related to interest and penalties, for a total accrual of $47.0 million as of May 31, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
The increase in deferred tax assets is primarily attributable to the timing of deductibility for the expense related to the charge for the estimated securities litigation loss described in Note 13, Commitments and Contingencies.

Note 10. Stockholders’ Equity
Share Reissuances
During the three and nine months ended May 31, 2008, we issued approximately 0.1 million and 2.0 million shares of our Class A common stock, respectively, as a result of stock option exercises and our employee stock purchase plan.
Share Repurchases
On October 5, 2007, the Board of Directors authorized a stock repurchase program of up to $500 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable SEC rules, and may include repurchases pursuant to SEC Rule 10b5-1 nondiscretionary trading programs. As of May 31, 2008, approximately $45.6 million remained available under our share repurchase authorization. During the three months ended May 31, 2008, we repurchased approximately 9.8 million shares of our Class A common stock at a total cost of approximately $454.4 million, representing a weighted average purchase price of $46.37 per share. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. On June 27, 2008, the Board of Directors authorized an increase in the amount available under our stock repurchase program of up to an aggregate amount of $500 million of Apollo Group Class A common stock.
Note 11. Earnings Per Share
Apollo Group Class A Common Stock
A reconciliation of the basic and diluted earnings per share computations for our common stock is as follows:

	Three Months Ended May 31,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic income	$139,106	162,751	$0.85	$131,438	173,188	$0.76
Effect of dilutive securities:
Stock options	—	915	—	—	1,432	(0.01)
Restricted stock units	—	175	—	—	—	—

Diluted income	$139,106	163,841	$0.85	$131,438	174,620	$0.75

	Nine Months Ended May 31,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
($ in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic income	$246,932	165,919	$1.49	$305,650	173,165	$1.77
Effect of dilutive securities:
Stock options	—	1,671	(0.02)	—	1,423	(0.02)
Restricted stock units	—	147	—	—	—	—

Diluted income	$246,932	167,737	$1.47	$305,650	174,588	$1.75

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock unit awards (“RSUs”). For the three months ended May 31, 2008 and 2007, approximately 8,572,000 and 5,878,000, respectively, and for the nine months ended May 31, 2008 and 2007, approximately 2,113,000 and 5,601,000, respectively, of our stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average share price for the respective periods; therefore, their inclusion would have been anti-dilutive. These stock options could be dilutive in the future if the average share price increases and is greater than the exercise price of these options.
Note 12. Share-Based Compensation Plans
Stock Option Modifications
On January 12, 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications allowed former employees, including officers, terminated on or after November 3, 2006, to exercise options that were “in the money” as of the end of the 90-day post-termination period provided under our Amended and Restated 2000 Stock Incentive Plan (“2SIP”) and their option agreements thereunder, beyond this 90-day period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process as described in our 2007 Annual Report on Form 10-K, to issue shares of our Class A common stock to such individuals, in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired prior to the former employees having the opportunity to exercise, since the 90-day post-termination exercise period would have expired prior to us completing our financial statement restatement process.
As a result of these modifications, we recorded a non-cash charge to share-based compensation of $12.1 million during the second quarter of fiscal 2007. In addition, the modified awards held by former employees who terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19. EITF 00-19 requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our Consolidated Statements of Income. During the three months ended May 31, 2008, we recorded no fair value adjustments as all awards that were subject to the above modification had been exercised as of November 30, 2007. The fair value adjustments recorded as expense for the nine months ended May 31, 2008 totaled $2.7 million. As all awards have been exercised, there are no liabilities in our Consolidated Balance Sheets as of May 31, 2008 associated with these modifications.
Acceleration of Vesting
During 2008, we recorded a charge of $3.3 million related to the acceleration of vesting for certain options granted during 2006. This charge was in connection with a performance condition, which, if met, allowed for vesting acceleration on February 29, 2008, as outlined in the respective grant agreements.
Share-Based Compensation Expense

The table below outlines the effects of share-based compensation included in the following costs and expenses in the Consolidated Statements of Income for the three and nine months ended May 31, 2008 and 2007:

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
($ in thousands)	2008	2007	2008	2007
Instructional costs and services	$4,925	$5,089	$16,742	$12,944
Selling and promotional	829	889	2,816	2,957
General and administrative	8,667	2,908	29,893	24,865

Share-based compensation expense included in operating expenses	14,421	8,886	49,451	40,766
Tax effect on share-based compensation	(5,657)	(3,520)	(19,397)	(16,147)

Share-based compensation expense, net of tax	$8,764	$5,366	$30,054	$24,619

2000 Stock Incentive Plan
In March 2008, holders of our Class B common stock increased the number of Class A shares reserved for issuance under our 2SIP by 5.0 million shares.
Note 13. Commitments and Contingencies
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.
Internal Revenue Service Audit
An IRS audit relating to our U.S. federal income tax returns for the fiscal years ended August 31, 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by IRC Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers are in question. Under IRC Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under IRC Section 162(m). As a result, we expensed an additional $0.8 million and $2.5 million in the three and nine months ended May 31, 2008, respectively, related to interest and penalties, for a total accrual of $47.0 million as of May 31, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.
Sale-Leaseback Option
All interests in our new headquarters land and buildings are held by wholly-owned subsidiaries formed as limited liability entities. On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement grants Macquarie the option to purchase all membership interests in the consolidated subsidiaries that own our new headquarters land and buildings for approximately $170.0 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million. With our approval, Macquarie assigned its interest under the option agreement to a third party and the option agreement was further amended to extend the exercise date to June 6, 2008. The third party did not exercise the option. As a result, the option agreement has expired and we have retained the $9.0 million option payment plus interest of $0.5 million, recorded in restricted cash and cash equivalents, with the gain deferred in accrued liabilities as of May 31, 2008. We plan to market the membership interests that own the land and buildings to other parties, but cannot predict the timing or the amount of proceeds of any such sale.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by UPX for submission of a knowingly false or fraudulent claim for payment or approval, and knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. Specifically, plaintiffs allege that our entry into Program Participation Agreements with the DOE under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the District Court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, UPX filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On April 23, 2007, the U.S. Supreme Court denied UPX’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, UPX filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004, settlement agreement between UPX and the DOE constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. On January 7, 2008, the Court denied a UPX motion to certify the Court’s order regarding the motion to dismiss for purposes of bringing an interlocutory appeal. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Initial disclosures have been made and discovery is proceeding. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements and that, in any event, a failure to comply would not give rise to a false claim under the False Claims Act. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Axia False Claims Act Lawsuit
On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the U.S. Department of Justice filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the Court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. The qui tam action alleges violations of the False Claims Act by UPX in connection with federal student aid programs, and asserts that UPX improperly compensates its employees. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the Court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the Court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. Management does not expect a material adverse effect on our business to result from this action.
Alaska Electrical Pension Fund Derivative Action
On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of us that certain of our current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other of our purported shareholders, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are Apollo, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of our Board of Directors (“Special Committee”) was appointed and authorized to determine whether it is in our best interest to pursue the allegations made on our behalf. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and Apollo filed Motions to Dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the Court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a Motion to Terminate the action, based in part upon its conclusion that pursuit of the claims is not in our best interest. Through mediation, the parties reached an agreement to resolve this action. Notices of the proposed settlement were filed with the Court on April 7, 2008. The Court granted preliminary approval to the settlement on April 18, 2008, and a final settlement hearing has been scheduled for August 1, 2008. The settlement is subject to Court approval. Management does not expect a material adverse effect on our business to result from the proposed settlement. We have accrued for the expected liability associated with the proposed settlement in our consolidated financial statements as of May 31, 2008, which is not material for separate disclosure.

Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX- JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary DOE program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the Court. Oral arguments have been scheduled for August 4, 2008 on our post-trial motions. If our motions are denied, in whole or in part, we intend to pursue any and all remedies that may be available, including, if necessary, appealing the judgment. If an appeal is necessary, the Court may require that we post a bond in order to stay enforcement of the judgment during the appeal, and the bond could be in a different amount from the present bond. We believe we have adequate liquidity to fund any likely bond amount.
Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we will be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class.
The actual amount of damages will not be known until all Court proceedings, including post trial motions and any appeal, have been completed. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict; (b) our estimate of potential amounts we expect to reimburse our insurance carriers; (c) estimated future defense costs; and (d) legal and other professional fees incurred during the second quarter of fiscal 2008. In the second quarter of fiscal 2008, we recorded a charge for estimated damages at the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. In the third quarter of fiscal 2008, we recorded an additional charge of $1.6 million for interest on the estimated damages.
EEOC v. UPX
On September 25, 2006, the Equal Employment Opportunity Commission (“EEOC”) filed a Title VII action against UPX captioned Equal Employment Opportunity Commission v. University of Phoenix, Inc., No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified former employees and an asserted class of unidentified former and current employees who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The Complaint also alleges that some of the employees were retaliated against after complaining about the alleged discrimination. The EEOC did not serve its Complaint on UPX until November 21, 2006. UPX answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. During the course of discovery, the EEOC identified approximately 45 additional class members on whose behalf it was seeking relief. UPX filed motions to strike almost all of these additional class members on the basis that they failed to timely exhaust their administrative remedies and/or meet other statutory prerequisites to filing suit under Title VII. The Court denied UPX’s motions to strike on May 2, 2008 and UPX subsequently filed a motion for certification to file an interlocutory appeal with the Ninth Circuit. On May 20, 2008, the Court granted UPX’s motion for certification and stayed discovery regarding the additional class members pending the Ninth Circuit’s ruling. The parties are currently engaged in discovery regarding the four identified former employees and several of the class members whose status in the lawsuit is not affected by the interlocutory appeal. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Management does not expect a material adverse effect on our business to result from this action. We have accrued for our estimated liability associated with this action in our consolidated financial statements as of May 31, 2008, which is not material for separate disclosure.
Barnett Derivative Action
On April 24, 2006, Larry Barnett, one of our shareholders, filed a shareholder derivative complaint on behalf of Apollo. The allegations in the complaint pertain to the matters that were the subject of the investigation performed by the DOE that led to the issuance of the DOE’s February 5, 2004 Program Review Report. The complaint was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. In the complaint, plaintiff asserts a derivative claim, on our behalf, for breach of fiduciary duty against the following nine of our current or former officers and directors: John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda B. Gonzales, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and

Peter V. Sperling. Plaintiff contends that we are entitled to recover from these individuals the amount of the settlement that we paid to the DOE and our losses (both litigation expenses and any damages awarded) stemming from the parallel federal securities class actions pending against us in Federal District Court as described above under “Securities Class Action.” On August 21, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action.
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
On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, we filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the parallel federal securities class action and pending the Special Committee’s investigation into the allegations of stock option backdating. On January 29, 2007, the Court granted the Amended Motion to Stay and stayed the case for a period of six months. The Court subsequently extended the stay to November 5, 2007, and then through February 2008 pending the resolution of the trial in the federal securities class action.
On March 7, 2008, following the entry of judgment in the federal securities class action, we filed a motion to stay discovery regarding the DOE claims pending the disposition of post-trial motions in the federal securities class action and informed the Court of an imminent settlement regarding the stock option claims. On March 10, 2008, the Court stayed the stock option claims pending submission of a stipulation of settlement in a related federal derivative action that also raised stock option claims, the approval of the settlement by the Federal Court, and dismissal of the federal derivative action. On April 22, 2008, the plaintiff filed a request for preliminary approval of the settlement regarding stock option claims. On April 28, 2008, the Court granted preliminary approval of the settlement. After the final judgment and order in the related federal derivative action is entered, we will apply to the State Court for an entry of the order dismissing the stock option backdating claims. The settlement does not apply to the DOE claims.
With respect to the DOE claims, the Court stayed all discovery until a pre-trial conference scheduled for August 11, 2008. The Court also permitted plaintiffs to file a Second Amended Complaint. On April 10, 2008, the plaintiff filed his Second Amended Complaint. On May 9, 2008, we moved to dismiss Counts 3-5 of the amended complaint on the ground that the plaintiff failed to make a pre-suit demand regarding these derivative claims, as required by Arizona law. We also moved to stay Counts 1-2 on the ground that the new claims relate to a pending qui tam lawsuit that we are also defending, and that it would not be in Apollo’s best interests to prosecute such claims while it is defending the qui tam suit. In addition, we moved to continue the pre-trial conference until the Court hearing the parallel federal securities class action has ruled on the post-trial motions pending in that case, and in the alternative, for appointment of an independent panel of outside directors to review any claims that survive motions to dismiss. Also on May 9, 2008, the individual defendants moved to dismiss the complaint on the ground that it failed to state a claim upon which relief may be granted. Plaintiffs filed their responses to these motions on June 12, 2008, and defendants filed their replies on June 27, 2008. Oral argument on all motions to dismiss filed by the defendants is scheduled for July 15, 2008. In an order filed on June 5, 2008, the Court, on its own motion, rescheduled the pre-trial conference to August 18, 2008. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners, one of our shareholders, filed a shareholder derivative complaint on our behalf and on behalf of the University of Phoenix, Inc. The lawsuit was filed in the U.S. District Court, District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number 2:06-at-10858. The complaint names as defendants Apollo Group, Inc., University of Phoenix, Inc., Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint seeks contribution from defendants Nelson, Gonzales and Bachus pursuant to Sections 10(b) and 21D of the Exchange Act for damages incurred by Apollo and UPX in connection with the federal securities class action described above under “Securities Class Action”, and also alleges that all defendants committed numerous breaches of fiduciary duties associated with the facts underlying the federal securities class action. In addition, the complaint asserts claims relating to Laura Palmer Noone’s sale of our stock and Todd S. Nelson’s separation agreement executed with us in January 2006. In addition to damages, the complaint seeks attorneys’ fees, reasonable costs and disbursements.
On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the parallel federal securities class action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the parallel federal securities class action, on January 31, 2008, the Court issued an order to show cause why the stay should not be dissolved. On February 13, 2008, we filed a motion to extend the stay until the Court in the federal securities class action rules on defendants’ post-trial motions. On March 3, 2008, the plaintiff filed a motion to lift the stay in order to file an amended complaint. The proposed amended complaint, among other things, does not include two defendants named in the initial complaint (Daniel E. Bachus and Hedy F. Govenar) and adds new jurisdictional allegations based on the parties’ diversity of citizenship. On April 11, 2008, the Court granted our motion to stay the case pending disposition of the post-trial motions and ordered that defendants file a status report within 10 days following the resolution of the post-trial motions in the parallel federal securities class action. In addition, the Court granted plaintiff’s motion to file an amended complaint, but ordered that no responsive pleading be filed while the stay remains in place. Discovery in this case has not yet begun. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.
Teamsters Local Union Putative Class Action
On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint purporting to represent a class of shareholders who purchased our stock between November 28, 2001 and October 18, 2006. The complaint alleges that we and certain of our current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning our stock option granting policies and practices and related accounting. The defendants are Apollo Group, Inc., J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff seeks unstated compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the Court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. Lead plaintiff filed an amended complaint on November 23, 2007, asserting the same legal claims as the original complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy. All defendants filed motions to dismiss the case on January 22, 2008, which are now pending before the Court. Discovery in this case has not yet begun. We intend to vigorously oppose plaintiffs’ allegations. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. (“DVSI”) filed a complaint against The University of Phoenix, Inc. and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that DVSI’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Regulatory and Other Legal Matters
Student Financial Aid
All federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act has an expiration date; in the past, if Congress did not reauthorize the Higher Education Act before its expiration date, it extended the authorization. The Higher Education Act has been extended again through July 31, 2008.
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
Federal regulations require institutions and third-party servicers to submit annually to the Secretary their student financial aid (“SFA”) compliance audit, prepared by an independent auditor, no later than six months after the last day of the institution’s or third-party servicer’s fiscal year. UPX and WIU have timely submitted their respective fiscal year 2007 annual SFA compliance audits. The IPD SFA compliance audit for fiscal year 2007 was submitted late in June 2008. We do not expect this late submission to have a material adverse effect on our business, financial position, results of operations, or cash flows.
SEC Informal Inquiry and Department of Justice Investigation
In June 2006, we were notified by letter from the SEC of an informal inquiry and the SEC’s request for the production of documents relating to our stock option grants. In July 2007, the SEC notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action. Also in June 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We have cooperated fully with this request. We have not received any additional requests for information from any representative of the Department of Justice since that time.
Note 14. Financing
On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. There were no outstanding borrowings under the Bank Facility as of May 31, 2008.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We are in compliance with the aforementioned covenants as of May 31, 2008 and through June 30, 2008. Our obligations under the Bank Facility are guaranteed by our material domestic subsidiaries.

Note 15. Segment Reporting
We operate primarily in the education industry. Our seven operating segments are aggregated into four reportable segments for financial reporting purposes: UPX, Other Schools, Apollo Global and Corporate. The Other Schools segment includes IPD, WIU, CFP and Insight. In March 2006, we began enrolling new students in Axia College of UPX. From September 2004 through February 2006, we enrolled new Axia students in WIU. During the third quarter of 2008, as a result of Apollo Global receiving capital contributions and acquiring UNIACC, we began reporting it as a separate reportable segment. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion. The Apollo Global segment will include our investments in international educational services and costs incurred related to our global expansion. Our Corporate segment includes the operating results for Aptimus, acquired on October 29, 2007, which operates as an integral part of our corporate marketing function. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion.
Consistent with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of a general allocation, but excludes interest income and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense, and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay, and stock-based compensation expense attributed to corporate management and administrative employees. The revenue and corporate charges which are not allocated to UPX, Other Schools and Apollo Global segments are included in the Corporate segment. The estimated securities litigation loss is included in our Corporate segment.
The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2, Significant Accounting Policies, of our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying services and are eliminated in consolidation.
Our principal operations are located in the United States, and the results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three and nine months ended May 31, 2008 and 2007, no individual customer accounted for more than 10% of our consolidated revenues.
A summary of financial information by reportable segment is as follows:

	Three Months		Nine Months
	Ended May 31,		Ended May 31,
($ in thousands)	2008	2007	2008	2007
Tuition and other revenue, net:
UPX	$794,471	$689,549	$2,195,832	$1,862,155
Other Schools	32,972	42,670	101,106	146,453
Apollo Global	4,446	—	4,446	—
Corporate	3,328	1,173	8,150	1,263

	$835,217	$733,392	$2,309,534	$2,009,871

Income (loss) from operations:
UPX	$245,668	$205,962	$605,669	$490,004
Other Schools	(481)	7,771	5,034	26,940
Apollo Global	61	—	61	—
Corporate	(23,749)	(10,361)	(229,265)	(41,791)

	$221,499	$203,372	$381,499	$475,153

Note 16. Subsequent Events
On June 24, 2008, Brian E. Mueller resigned from his position as President and Director. Also on June 24, 2008, our Board of Directors appointed Joseph L. D’Amico interim President, in addition to serving as our Chief Financial Officer and Treasurer.

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
Forward-Looking Statements
This MD&A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulations of the education industry, including those items set forth in Item 1 of our 2007 Annual Report on Form 10-K, under the sections titled “Regulatory Environment,” “Accreditation,” “Federal Financial Aid Programs,” and “State Authorization;”

•	each of the factors discussed in Item 1A of our 2007 Annual Report on Form 10-K, Risk Factors;

•	those factors set forth in Item 7 of our 2007 Annual Report on Form 10-K for the year ended August 31, 2007; and

•	changes in the requirements surrounding the reports that we file with the Securities and Exchange Commission (“SEC”).
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
Executive Summary
Apollo Group, Inc. has been an education provider for more than 30 years, operating University of Phoenix, Inc. (“UPX”), Institute for Professional Development, Inc. (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“WIU”) and Insight Schools, Inc. (“Insight”), all of which are our wholly-owned subsidiaries, and Apollo Global, Inc. (“Apollo Global”), a consolidated joint venture. We also recently announced our plans to establish a new Canadian institution, Meritus University, which we expect to be operational by December 31, 2008. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at high school, undergraduate, and graduate levels in 40 states and the District of

Columbia; Puerto Rico; Alberta and British Columbia, Canada; Mexico; Chile; and the Netherlands; as well as online throughout the world.
Our combined Degreed Enrollment as of May 31, 2008, was approximately 345,300. Degreed Enrollment represents individual students enrolled in UPX and Axia College who attended a course during the quarter and did not graduate as of the end of the quarter (in March 2006, we began enrolling new students in Axia College of UPX; from September 2004 through February 2006, we enrolled Axia students in WIU). Degreed Enrollments include any student who graduated from one degree program and started a new degree program (for example, a graduate of the associates degree program returns for a bachelors degree or a bachelors degree graduate returns for a masters degree, etc.). Degreed Enrollments also include students participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. In addition, students enrolled in WIU, CFP, IPD Client Institutions, UNIACC, Insight, and additional non-degreed students enrolled in UPX are excluded from Degreed Enrollment.
The non-traditional education market is a significant and growing component of the post-secondary education market, which is estimated by the U.S. Department of Education to be a more than $373.0 billion industry. According to the U.S. Department of Education, National Center for Education Statistics, based on data from 2005, over 6.8 million, or 39%, of all students enrolled in higher education programs are over the age of 24, and this number is expected to increase by 21% from 2005 through 2016. A large percentage of these students would not be classified as traditional (i.e., living on campus, supported by parents and not working). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. From 2005 through 2016, the percentage of 18- to 24-year-old students in the U.S. is expected to increase 15%. The market for non-traditional education should continue to increase, reflecting the rapidly expanding knowledge-based economy.
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
During the first nine months of fiscal 2008, we experienced the following significant events:
1.	Enrollment and Revenue Growth While Investing in our Business for the Future - We achieved 11.0% growth in average Degreed Enrollment for the nine months ended May 31, 2008 as compared to the nine months ended May 31, 2007, which, coupled with previously implemented selective tuition price increases, depending on geographic area and program, resulted in a 14.9% increase in revenue over the same period. These increases helped fund a significant portion of our investment in product development and marketing and lead generation during the first nine months of fiscal 2008 to ensure our continued growth in the future.

2.	Apollo Global - On October 22, 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, to pursue investments in the international education services sector. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services. Apollo Global will provide education services through two primary strategies. First, Apollo Global will facilitate delivery of a wide range of our U.S. accredited degrees to foreign students outside the U.S. Within approximately 18 months from formation, we expect to transfer assets that are dedicated to recruiting and servicing international students at fair value to Apollo Global. Following such transfer, Apollo Global, under a service agreement with us, will perform enrollment activities directed toward students who live outside the U.S. and who are not citizens of the U.S. or members of the U.S. military. Second, Apollo Global will acquire or invest in companies that provide local education services, including post-secondary degrees, in the countries it seeks to enter. These investments will be achieved through both a disciplined acquisition process and organic growth.

We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Apollo Global is consolidated in our financial statements. As of May 31, 2008, total cash contributions made to Apollo Global approximated $35.0 million, of which $28.0 million was funded by Apollo.

3.	Bank Facility - On January 4, 2008, we entered into a syndicated $500 million Credit Agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. There were no outstanding borrowings under the Bank Facility as of May 31, 2008.

4.	Aptimus, Inc. (“Aptimus”) - On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising network Aptimus for approximately $48.1 million. Prior to the acquisition, Aptimus operated as a results-based advertising network that distributed advertisements for direct marketing advertisers across a network of third-party web sites. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to quality and affordable education. Our current operating strategy is to integrate Aptimus as an integral part of our corporate marketing function.

5.	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) - On March 28, 2008, Apollo Global completed its first transaction with the acquisition of UNIACC, an accredited, private arts and communications university in Chile, as well as its related entities. UNIACC offers bachelors and masters degree programs and is accredited by the Chilean Council of Higher Education. In 2004, UNIACC became the first university in Chile to teach a fully online undergraduate program. Apollo Global purchased 100% of UNIAAC for $44.5 million composed of cash and assumed debt, excluding an earn-out payment denominated in U.S. Dollars based on a multiple of earnings to be paid four years from the closing date. If the earn-out were based on current earnings, it would approximate $9.0 million. The UNIACC acquisition enables Apollo Global to provide local education services, including post-secondary degrees, while establishing a presence in the Chilean market. This is our first investment in South America and expands our delivery of local education services to that region.

6.	Securities Class Action - In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary DOE program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the Court. Oral arguments have been scheduled for August 4, 2008 on our post-trial motions. If our motions are denied, in whole or in part, we intend to pursue any and all remedies that may be available, including, if necessary, appealing the judgment. If an appeal is necessary, the Court may require that we post a bond in order to stay enforcement of the judgment during the appeal, and the bond could be in a different amount from the present bond. We believe we have adequate liquidity to fund any likely bond amount.

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we will be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class.

The actual amount of damages will not be known until all Court proceedings, including post trial motions and any appeal, have been completed. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict; (b) our estimate of potential amounts we expect to reimburse our insurance carriers; (c) estimated future defense costs; and (d) legal and other professional fees incurred during the second quarter of fiscal 2008. In the second quarter of fiscal 2008, we recorded a charge for estimated damages at the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. In the third quarter of fiscal 2008, we recorded an additional charge of $1.6 million for interest on the estimated damages.

7.	Meritus University - On May 13, 2008, we announced our plans to establish a new Canadian institution, Meritus University. Meritus University has received approval to offer three programs from the New Brunswick Department of Post-Secondary Education, Training and Labour (the “Department”), thereby establishing degree-granting status. The three programs approved by the Department are Master of Business Administration, Bachelor of Business Administration and Bachelor of Information Technology Management. Meritus University will not seek U.S. accreditation and will be based in Fredericton, New Brunswick, offering complete degree programs online to working professionals throughout Canada and abroad. Meritus University is expected to be operational by December 31, 2008.

8.	UPX Operating Realignment - During the third quarter of fiscal 2008, we announced a management and reporting realignment within UPX. Historically, UPX on-campus operations have been managed by region and then by campus within each region. The global online operation was managed centrally. This realignment takes our online operation and shifts reporting responsibility to our regional management. UPX will retain an independently operating online campus under this new reporting structure. We believe this realignment will allow us to promote the sharing of common goals and best practices while maximizing efficiencies, and most importantly help us remain student focused.

9.	Changes in Management - On June 24, 2008, Brian E. Mueller resigned from his position as President and Director. Also on June 24, 2008, our Board of Directors appointed Joseph L. D’Amico interim President, in addition to serving as our Chief Financial Officer and Treasurer.
Critical Accounting Policies and Estimates
Please refer to our Annual Report filed on Form 10-K for the fiscal year ended August 31, 2007 filed on October 29, 2007.
Results of Operations
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the last three and nine months ended May 31, 2008.
We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative.
Instructional costs and services at UPX, WIU, CFP, UNIACC and Insight consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation, administrative compensation for departments that provide service directly to students, financial aid processing costs, the costs of educational materials sold, facility leases and other occupancy costs, bad debt expense, technology spending in support of student systems and depreciation and amortization of property and equipment. UPX and WIU faculty members are primarily contracted for one course offering at a time. All classroom facilities are leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at IPD consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of IPD’s Client Institutions.
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

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007
All references to fiscal 2008 and fiscal 2007 in this section refer to the three months ended May 31, 2008 and 2007, respectively. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

	Three Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs 2007
Revenues:
Tuition and other, net	$835.2	$733.4	100.0%	100.0%	13.9%

Costs and expenses:
Instructional costs and services	347.6	321.0	41.6%	43.8%	8.3%
Selling and promotional	203.6	162.9	24.4%	22.2%	25.0%
General and administrative	60.9	46.1	7.3%	6.3%	32.1%
Estimated securities litigation loss	1.6	—	0.2%	0.0%	—

Total costs and expenses	613.7	530.0	73.5%	72.3%	15.8%

Income from operations	221.5	203.4	26.5%	27.7%	8.9%
Interest income and other, net	3.3	8.5	0.4%	1.2%	-61.2%

Income before income taxes and minority interest	224.8	211.9	26.9%	28.9%	6.1%
Provision for income taxes	85.9	80.5	10.3%	11.0%	6.7%
Minority interest, net of tax	(0.2)	—	-0.1%	0.0%	—

Net income	$139.1	$131.4	16.7%	17.9%	5.9%

Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other Revenue, Net
Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

	Three Months
	Ended May 31,		% of Revenues
($ in millions)	2008	2007	2008	2007
UPX	$794.5	$689.5	95.1%	94.0%
Other Schools	33.0	42.7	4.0%	5.8%
Apollo Global	4.4	—	0.5%	—
Corporate	3.3	1.2	0.4%	0.2%

Tuition and other revenue, net	$835.2	$733.4	100.0%	100.0%

Our tuition and other revenue, net increased by 13.9% in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to our (a) 11.0% increase in Degreed Enrollment and (b) selective tuition price increases, depending on geographic area and program, which were partially offset by (a) a continued shift in our student body mix to a higher percentage of students attending associates degree programs with lower tuition prices and (b) an increase in scholarship and grant programs. The primary tuition price increase by program type was in our associates degree programs. In May 2007, we increased our associates degree tuition price by approximately 9%. Notwithstanding this tuition price increase, our associates degree programs have a lower tuition price than our other programs. Accordingly, we continued to experience a shift in our student body mix during the third quarter of fiscal 2008 as our associates Degreed Enrollment increased 36.2% from the third quarter of fiscal 2007 and represented 38.9% of our Degreed Enrollment at May 31, 2008, compared to 31.7% at May 31, 2007.
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

In June 2008, UPX announced that it will increase tuition prices effective July 1, 2008. UPX will increase tuition approximately 10% for its associate programs and implement selective tuition increases averaging 4% to 5%, depending on geographic area and program, for bachelors and masters degree programs. There is currently no planned tuition increase for doctoral programs. The impact of these price changes on future revenue and operating income will depend on several factors including, but not limited to, changes in enrollment, changes in student mix within programs and degree levels, and discounts. We do not expect these tuition price increases to have a significant impact on tuition and other revenue, net during the fourth quarter of fiscal 2008, as we provide our students the option to prepay tuition in advance of price increases at the lower rate.
Tuition and other revenue, net at our Other Schools segment decreased both in dollars and as a percentage of consolidated tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007, as WIU Axia College students graduate or withdraw from the program. Axia College began offering their associates degree programs in September 2004 at WIU; however, in March 2006 (our third quarter of fiscal 2006), we began offering all new enrollments in Axia College programs at UPX instead of WIU.
Revenue increased in our Apollo Global segment as a result of our acquisition of UNIACC in March 2008.
Revenue increased in our Corporate segment as a result of our acquisition of Aptimus, as discussed in Note 3, Acquisitions and Joint Venture, in Part I, Item 1. Aptimus is an integral part of our corporate marketing function and therefore is included in our Corporate segment. Through the Aptimus network, our corporate marketing function generates revenue from Internet-based advertising activities performed for third-party customers.
Instructional Costs and Services
Instructional costs and services increased by 8.3% in the third quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of instructional costs and services:

	Three Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$126.5	$106.1	15.1%	14.5%	19.2%
Faculty compensation	71.6	62.7	8.6%	8.5%	14.2%
Classroom lease expenses and depreciation	52.9	50.9	6.3%	6.9%	3.9%
Other instructional costs and services	52.5	45.2	6.3%	6.2%	16.2%
Bad debt expense	20.3	34.3	2.4%	4.7%	(40.8%)
Financial aid processing costs	18.9	16.7	2.3%	2.3%	13.2%
Share-based compensation	4.9	5.1	0.6%	0.7%	(3.9%)

Instructional costs and services	$347.6	$321.0	41.6%	43.8%	8.3%

Instructional costs and services decreased 220 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to decreases as a percentage of tuition and other revenue, net in classroom lease expenses and depreciation, and bad debt expense, which were partially offset by increases as a percentage of tuition and other revenue, net in employee compensation.
Employee compensation and related expenses increased 60 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to increases in compensation rates for the academic and financial counselors to reduce turnover of our employees and focus additional resources on retention of students, as well as the hiring of additional academic and financial counselors to support our growth.
Classroom lease expenses and depreciation decreased 60 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 due to a larger percentage of our student body choosing to enroll in our online modality.
Other instructional costs and services increased 10 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to our continued investment in Insight, which was partially offset by lower negotiated contract costs from third-party vendors.
Bad debt expense decreased 230 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to a continued focus on front end collections efforts and improved retention rates for our students. Additionally, in the first quarter of fiscal 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income. For the first, second, third and fourth quarters of fiscal 2007, our reported bad debt expense as a percentage of tuition and other revenue, net would have been lower by 59, 82, 65 and 87 basis points, respectively, as a result of this reclassification. Excluding the reclassification discussed above, we experienced a decrease in bad debt expense as a percentage of tuition and other revenue, net of 160 basis points in the third quarter of fiscal 2008 versus fiscal 2007.
Selling and Promotional
Selling and promotional expenses increased by 25.0% in the third quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of selling and promotional expenses:

	Three Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Enrollment counselors’ compensation and related expenses	$98.5	$80.2	11.8%	10.9%	22.8%
Advertising	78.2	66.7	9.4%	9.1%	17.2%
Other selling and promotional expenses	26.1	15.1	3.1%	2.1%	72.8%
Share-based compensation	0.8	0.9	0.1%	0.1%	(11.1%)

Selling and promotional	$203.6	$162.9	24.4%	22.2%	25.0%

Selling and promotional expenses increased 220 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to an increase as a percentage of tuition and other revenue, net in enrollment counselors’ compensation and related expenses, advertising and other selling and promotional expenses.
Enrollment counselors’ compensation and related expenses increased 90 basis points as a percentage of tuition and revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to the hiring of additional enrollment counselors during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Additionally, we have a larger percentage of more experienced enrollment counselors which is contributing to higher enrollment counselor compensation per enrollment counselor.
Our advertising costs increased 30 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007 primarily due to an increase in Internet-based advertising. In the second quarter of fiscal 2008, we transitioned the affiliate management to our newly acquired subsidiary, Aptimus, which is now part of our corporate marketing function.
Other selling and promotional expenses increased 100 basis points in the third quarter of fiscal 2008 versus fiscal 2007 as a percentage of tuition and other revenue, net primarily due to the acquisition of Aptimus that closed on October 29, 2007. We believe this acquisition, as discussed in Note 3, Acquisitions and Joint Venture, in Part I, Item 1, will help us, over time, increase the effectiveness and efficiency of our advertising and branding efforts.
The increase in total selling and promotional expenses in the third quarter of fiscal 2008 versus fiscal 2007 represents investments made to drive and support future growth of new Degreed Enrollments. In order to support future growth, we hired additional enrollment counselors in markets and segments where there is strong demand. We believe these additional hires are an investment in growing new Degreed Enrollments, over time. Selling and promotional expenses per new Degreed Enrollment has increased as a result of a decrease in enrollment counselor effectiveness, due to newly hired enrollment counselors. This trend of decreased effectiveness may continue into the near future; however, we believe our efforts and investments will help us reduce these costs as a percent of tuition and other revenue, net over the long-term. Additionally, we are seeing some improvement in enrollment counselor turnover.

General and Administrative
General and administrative expenses increased by 32.1% in the third quarter of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of general and administrative expenses:

	Three Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$26.0	$18.6	3.1%	2.5%	39.8%
Share-based compensation	8.7	2.9	1.0%	0.4%	200.0%
Legal, audit, and corporate insurance	8.8	3.1	1.1%	0.4%	183.9%
Administrative space and depreciation	6.8	5.2	0.8%	0.7%	30.8%
Other general and administrative expenses	10.6	16.3	1.3%	2.3%	(35.0%)

General and administrative	$60.9	$46.1	7.3%	6.3%	32.1%

The following items, which are included in the above table, are unusual in nature:

	Three Months
	Ended May 31,
($ in millions)	2008	2007	Line item included in above
Fair value adjustment for former employee stock options	$—	$(0.1)	Other general and administrative expenses
Stock option investigation / financial statement restatement	—	7.7	Other general and administrative expenses

Subtotal	$—	$7.6

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the unusual items listed in the table above:

	Three Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$26.0	$18.6	3.1%	2.5%	39.8%
Share-based compensation	8.7	2.9	1.0%	0.4%	200.0%
Legal, audit, and corporate insurance	8.8	3.1	1.1%	0.4%	183.9%
Administrative space and depreciation	6.8	5.2	0.8%	0.7%	30.8%
Other general and administrative expenses	10.6	8.7	1.3%	1.2%	21.8%

General and administrative	$60.9	$38.5	7.3%	5.2%	58.2%

Excluding the unusual items above, general and administrative expenses increased 210 basis points as a percentage of tuition and other revenue, net in the third quarter of fiscal 2008 versus fiscal 2007. This increase as a percentage of tuition and other revenue, net is primarily due to (a) salary and related payroll costs due to the hiring of additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and enhance corporate governance; (b) higher share-based compensation expense principally as a result of the fiscal 2007 stock option and RSU grant to officers; (c) increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report; and (d) increased other general and administrative expenses to support our strategic growth initiatives.
Estimated Securities Litigation Loss
In the third quarter of fiscal 2008, we recorded additional post-trial interest of $1.6 million related to our securities class action verdict. See discussion for the nine months ended May 31, 2008 compared to the nine months ended May 31, 2007 included elsewhere in this section for a more detailed discussion of this legal matter.

Interest Income and Other, Net
The following table sets forth the changes in the significant components of interest income and other, net:

	Three Months
	Ended May 31,
($ in millions)	2008	2007
Interest income	$7.0	$8.7
Interest expense	(2.0)	(0.1)
Other income (expense), net	0.2	(0.1)
Foreign currency transaction loss, net	(1.9)	—

Interest income and other, net	$3.3	$8.5

Interest income and other, net decreased by $5.2 million in the third quarter of fiscal 2008 versus fiscal 2007. This decrease was primarily attributable to (a) a $1.7 million foreign currency transaction loss at our newly acquired Chilean school UNIACC; (b) $1.2 million of interest expense on borrowings under our Bank Facility, which were repaid prior to the end of the quarter; and (c) lower average balances and lower yields on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.
Provision for Income Taxes
Our 2008 effective income tax rate remained essentially the same at 38.2% for the three months ended May 31, 2008 compared to 38.0% for the three months ended May 31, 2007.
Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007
All references to fiscal 2008 and fiscal 2007 in this section refer to the nine months ended May 31, 2008 and 2007, respectively. The following table sets forth an analysis of our Consolidated Statements of Income for the periods indicated:
Analysis of Consolidated Statements of Income

	Nine Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs 2007
Revenues:
Tuition and other, net	$2,309.5	$2,009.9	100.0%	100.0%	14.9%

Costs and expenses:
Instructional costs and services	1,008.6	910.2	43.7%	45.3%	10.8%
Selling and promotional	582.2	485.3	25.2%	24.1%	20.0%
General and administrative	167.2	139.2	7.2%	7.0%	20.1%
Estimated securities litigation loss	170.0	—	7.4%	0.0%	—

Total costs and expenses	1,928.0	1,534.7	83.5%	76.4%	25.6%

Income from operations	381.5	475.2	16.5%	23.6%	-19.7%
Interest income and other, net	21.0	21.9	0.9%	1.1%	-4.1%

Income before income taxes and minority interest	402.5	497.1	17.4%	24.7%	-19.0%
Provision for income taxes	155.8	191.4	6.7%	9.5%	-18.6%
Minority interest, net of tax	(0.2)	—	0.0%	0.0%	—

Net income	$246.9	$305.7	10.7%	15.2%	-19.2%

Refer to the above Analysis of Consolidated Statements of Income when reading the results of operations discussion below.
Tuition and Other Revenue, Net
Information about our tuition and other revenue, net by reportable segment on a percentage basis is as follows:

	Nine Months
	Ended May 31,		% of Revenues
($ in millions)	2008	2007	2008	2007
UPX	$2,195.8	$1,862.1	95.1%	92.6%
Other Schools	101.1	146.5	4.4%	7.3%
Apollo Global	4.4	—	0.2%	—
Corporate	8.2	1.3	0.3%	0.1%

Tuition and other revenue, net	$2,309.5	$2,009.9	100.0%	100.0%

Our tuition and other revenue, net increased by 14.9% in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to our (a) 11.0% increase in our average Degreed Enrollment and (b) selective tuition price increases, depending on geographic area and program, which were partially offset by (a) continued shift in our student body mix to a higher percentage of students attending associates degree programs with lower tuition prices and (b) an increase in scholarship and grant programs. The primary tuition price increase by program type was in our associates degree programs. In May 2007, we increased our associates degree tuition price by approximately 9%. Notwithstanding this tuition price increase, our associates degree programs have a lower tuition price than our other programs. Accordingly, we continued to experience a shift in our student body mix during the first nine months of fiscal 2008 as our associates average Degreed Enrollment increased 37.0% from the first nine months of fiscal 2007 and represented 37.0% of our average Degreed Enrollment at May 31, 2008, compared to 29.9% at May 31, 2007.
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
In June 2008, UPX announced that it will increase tuition prices effective July 1, 2008. UPX will increase tuition approximately 10% for its associate programs and implement selective tuition increases averaging 4% to 5%, depending on geographic area and program, for bachelors and masters degree programs. There is currently no planned tuition increase for doctoral programs. The impact of these price changes on future revenue and operating income will depend on several factors including, but not limited to, changes in enrollment, changes in student mix within programs and degree levels, and discounts. We do not expect these tuition price increases to have a significant impact on tuition and other revenues, net during the fourth quarter of fiscal 2008, as we provide our students the option to prepay tuition in advance of price increases at the lower rate.
Tuition and other revenue, net at our Other Schools segment decreased both in dollars and as a percentage of consolidated tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007, as WIU Axia College students graduate or withdraw from the program. Axia College began offering their associates degree programs in September 2004 at WIU; however, in March 2006 (our third quarter of fiscal 2006), we began offering all new enrollments in Axia College programs at UPX instead of WIU.
Revenue increased in our Apollo Global segment as a result of our acquisition of UNIACC in March 2008.
Revenue increased in our Corporate segment as a result of our acquisition of Aptimus, as discussed in Note 3, Acquisitions and Joint Venture, in Part I, Item 1. Aptimus is an integral part of our corporate marketing function and therefore is included in our Corporate segment. Through the Aptimus network, our corporate marketing function generates revenue from Internet-based advertising activities performed for third-party customers.

Instructional Costs and Services
Instructional costs and services increased by 10.8% in the first nine months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of instructional costs and services:

	Nine Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$360.1	$315.2	15.6%	15.8%	14.2%
Faculty compensation	197.4	173.8	8.5%	8.6%	13.6%
Classroom lease expenses and depreciation	157.7	152.8	6.8%	7.6%	3.2%
Other instructional costs and services	139.7	126.3	6.2%	6.3%	10.6%
Bad debt expense	79.3	83.3	3.4%	4.1%	(4.8%)
Financial aid processing costs	57.7	45.9	2.5%	2.3%	25.7%
Share-based compensation	16.7	12.9	0.7%	0.6%	29.5%

Instructional costs and services	$1,008.6	$910.2	43.7%	45.3%	10.8%

Instructional costs and services decreased 160 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to decreases as a percentage of tuition and other revenue, net in employee compensation, classroom lease expenses and depreciation, and bad debt expense, which were partially offset by increases as a percentage of tuition and other revenue, net in financial aid processing costs.
Employee compensation and related expenses decreased 20 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to the improved efficiency with which we provided our student support services (finance and academic counseling, etc.) in the current year as compared with prior years, which was partially offset by increases in compensation rates for the academic and financial counselors.
Classroom lease expenses and depreciation decreased 80 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to a larger percentage of our student body choosing to enroll in our online modality.
Other instructional costs and services decreased 10 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to lower negotiated contract costs from third-party vendors, which was partially offset by our continued investment in Insight.
Bad debt expense decreased 70 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to the reclassification of certain items from bad debt expense to discounts. In the first quarter of fiscal 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of tuition and other revenue, net) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income. For the first, second, third and fourth quarters of fiscal 2007, our reported bad debt expense as a percentage of tuition and other revenue, net would have been lower by 59, 82, 65 and 87 basis points, respectively, as a result of this reclassification. Excluding the reclassification discussed above, our bad debt expense as a percentage of tuition and other revenue, net was 3.4% in the first nine months of fiscal 2008 and fiscal 2007.

Financial aid processing costs increased 20 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to increased processing volume.
Selling and Promotional
Selling and promotional expenses increased by 20.0% in the first nine months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of selling and promotional expenses:

	Nine Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Enrollment counselors’ compensation and related expenses	$283.6	$235.1	12.3%	11.7%	20.6%
Advertising	230.4	204.2	10.0%	10.2%	12.8%
Other selling and promotional expenses	65.4	43.0	2.8%	2.1%	52.1%
Share-based compensation	2.8	3.0	0.1%	0.1%	(6.7%)

Selling and promotional	$582.2	$485.3	25.2%	24.1%	20.0%

Selling and promotional expenses increased 110 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to an increase as a percentage of tuition and other revenue, net in enrollment counselors’ compensation and related expenses and other selling and promotional expenses, which were partially offset by a decrease as a percentage of tuition and other revenue, net in advertising costs.
Enrollment counselors’ compensation and related expenses increased 60 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to the hiring of additional enrollment counselors during the first nine months of fiscal 2008 versus fiscal 2007. Additionally, we have a larger percentage of more experienced enrollment counselors, which is contributing to higher enrollment counselor compensation per enrollment counselor.
Our advertising costs increased in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to an increase in Internet-based advertising. In the second quarter of fiscal 2008, we transitioned the affiliate management to our newly acquired subsidiary, Aptimus, which is part of our corporate marketing function.
Other selling and promotional expenses increased 70 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007 primarily due to the acquisition of Aptimus that closed on October 29, 2007. We believe this acquisition, as discussed in Note 3, Acquisitions and Joint Venture, in Part I, Item 1, will help us, over time, increase the effectiveness and efficiency of our advertising and branding efforts.
The increase in total selling and promotional expenses in the first nine months of fiscal 2008 versus fiscal 2007 represents investments made to drive and support future growth of new Degreed Enrollments. In order to support future growth, we hired additional enrollment counselors in markets and segments where there is strong demand. We believe these additional hires are an investment in growing new Degreed Enrollments, over time. Selling and promotional expenses per new Degreed Enrollment has increased as a result of a decrease in enrollment counselor effectiveness, due to newly hired enrollment counselors. This trend of decreased effectiveness may continue into the near future; however, we believe our efforts and investments will help us reduce these costs as a percent of tuition and other revenue, net over the long-term. Additionally, we are seeing some improvement in enrollment counselor turnover.

General and Administrative
General and administrative expenses increased by 20.1% in the first nine months of fiscal 2008 versus fiscal 2007. The following table sets forth the changes in the significant components of general and administrative expenses:

	Nine Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$68.9	$50.4	3.0%	2.5%	36.7%
Share-based compensation	30.0	24.9	1.3%	1.2%	20.5%
Legal, audit, and corporate insurance	19.0	9.1	0.8%	0.5%	108.8%
Administrative space and depreciation	18.6	15.6	0.8%	0.8%	19.2%
Other general and administrative expenses	30.7	39.2	1.3%	2.0%	(21.7%)

General and administrative	$167.2	$139.2	7.2%	7.0%	20.1%

The following items, which are included in the above table, are unusual in nature:

	Nine Months
	Ended May 31,
($ in millions)	2008	2007	Line item included in above
Stock option modifications	$—	$12.1	Share-based compensation
Fair value adjustment for former employee stock options	—	2.7	Other general and administrative expenses
Stock option investigation / financial statement restatement	—	13.0	Other general and administrative expenses

Subtotal	$—	$27.8

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the unusual items listed in the table above:

	Nine Months
	Ended May 31,		% of Revenues		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$68.9	$50.4	3.0%	2.5%	36.7%
Share-based compensation	30.0	12.8	1.3%	0.6%	134.4%
Legal, audit, and corporate insurance	19.0	9.1	0.8%	0.5%	108.8%
Administrative space and depreciation	18.6	15.6	0.8%	0.8%	19.2%
Other general and administrative expenses	30.7	23.5	1.3%	1.1%	30.6%

General and administrative	$167.2	$111.4	7.2%	5.5%	50.1%

Excluding the unusual items above, general and administrative expenses increased 170 basis points as a percentage of tuition and other revenue, net in the first nine months of fiscal 2008 versus fiscal 2007. This increase as a percentage of tuition and other revenue, net is primarily due to (a) salary and related payroll costs due to the hiring of additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and enhance corporate governance; (b) higher share-based compensation expense principally as a result of the fiscal 2007 stock option and RSU grant to officers, as well as the acceleration of vesting for certain option grants; (c) increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report; and (d) increased other general and administrative expenses to support our strategic growth initiatives.
Estimated Securities Litigation Loss
In connection with the securities class action verdict, we recorded our estimate of anticipated damages in the second quarter of fiscal 2008. The actual amount of damages will not be known until all post trial motions and appeals are heard and adjudicated, which is likely to take years. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $120.5 million to $216.4 million, which includes (a) our estimate of damages based on the verdict; (b) our estimate of potential amounts we expect to reimburse our insurance carriers; (c) estimated future defense costs through the next phase of the litigation; and (d) legal and other professional fees incurred during the third quarter of 2008. In the second quarter of 2008, we recorded the mid-point of this range, or $168.4 million. We elected to record the mid-point of this range because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. In the third quarter of fiscal 2008, we recorded an additional charge of $1.6 million for interest on the estimated damages.
Interest Income and Other, Net

	Nine Months
	Ended May 31,
($ in millions)	2008	2007
Interest income	$24.8	$22.4
Interest expense	(2.6)	(0.4)
Other expense, net	—	(0.1)
Foreign currency transaction loss, net	(1.2)	—

Interest income and other, net	$21.0	$21.9

Interest income and other, net decreased by $0.9 million in the first nine months of fiscal 2008 versus fiscal 2007. This decrease was primarily attributable to (a) a $1.7 million foreign currency transaction loss, net at our newly acquired Chilean school UNIACC; (b) $1.2 million of interest expense on borrowings under our Bank Facility, which were repaid prior to the end of the quarter; and (c) lower interest rate yields offset by increased average balances on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.
Provision for Income Taxes
Our 2008 effective income tax rate remained essentially the same at 38.7% in the nine months ended May 31, 2008, compared to 38.5% in the nine months ended May 31, 2007.
Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations plus available borrowings under our Bank Facility and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, any additional requirements for a supersedeas bond to stay enforcement of the judgment in our securities class action litigation or the payment of damages awarded in that action, share repurchases, interest and principal payments under our Bank Facility, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, including over time our commitment to Apollo Global, possible repurchase of shares, investments in continuing enhancement of our student offerings, and start-up costs associated with new campuses.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities decreased $90.2 million, or 23.0%, to $302.5 million as of May 31, 2008, from $392.7 million as of August 31, 2007. Cash and cash equivalents and marketable securities represented 17.7% and 27.1% of our total assets as of May 31, 2008, and August 31, 2007, respectively. The decrease was primarily due to $454.4 million used for the repurchase of 9.8 million shares of our Class A common stock, an increase of $64.5 million in restricted cash and cash equivalents and the cash collateralization related to posting the supersedeas bond in connection with our securities class action litigation verdict of $95.0 million, $80.2 million used for capital expenditures (including $12.4 million for our new corporate headquarters), and $70.3 million used for our purchase of Aptimus and Apollo Global’s purchase of UNIACC, partially offset by $568.4 million of cash generated from operations and $80.7 million of cash from the exercise of stock options.
We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities (“ARS”). ARS have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
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
As of May 31, 2008, we had $48.7 million of principal invested in ARS that experienced failed auctions. Approximately $38.7 million of our ARS are invested in tax-exempt municipal bond funds, which carry triple-A credit ratings for the underlying issuer and A credit ratings or higher for the insurers from one or more of the major credit rating agencies. The remaining $10 million is invested in securities collateralized by student loans, which carry triple-A credit ratings for the underlying issuer, the highest rating issued by a rating agency, and are guaranteed by the U.S. government under the Federal Family Education Loan Program. None of the ARS held by us are mortgage-backed securities.
Due to the continued lack of liquidity for these investments and based on observable and unobservable market data, we determined that the estimated fair value of our ARS exceeded the carrying value during the third quarter of fiscal 2008. As a result, we recorded an unrealized loss of $0.8 million ($0.5 million after-tax) on our ARS as of May 31, 2008, with the offset included in accumulated other comprehensive loss. We assessed this decline in value to be temporary due to the following: (i) we believe that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par, (ii) the quality of the underlying collateral, (iii) the credit quality of the issuers, and (iv) the issuers continue to pay interest in a timely manner according to their stated terms and there have been no defaults in the underlying debt.
From June 1, 2008 through June 19, 2008, approximately $11.9 million of the $47.9 million, net of the unrealized loss of $0.8 million, of previously failed ARS as of May 31, 2008 have been called by the issuers at par. Therefore, we have classified $11.9 million as current marketable securities and the remaining balance of $36.0 million has been classified as noncurrent marketable securities.
We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in ARS instruments at this time, which will likely continue to reduce our investment income. We will also continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and, depending upon existing market conditions, we may be required to record other-than-temporary impairment charges if the ratings of any of these securities are reduced or if any of the issuers default on their obligations.
Cash Flows
Operating Activities
Operating activities provided $568.4 million in cash for the first nine months of fiscal 2008 compared to providing $406.5 million for the first nine months of fiscal 2007. Included below is a summary of operating cash flows:

	Nine Months
	Ended May 31,
($ in millions)	2008	2007
Net income	$246.9	$305.7
Non-cash items	264.7	141.1
Changes in certain operating assets and liabilities	56.8	(40.3)

Net cash from operating activities	$568.4	$406.5

For the first nine months of fiscal 2008, our non-cash items primarily consisted of a $165.7 million accrual for the estimated securities litigation loss, a $79.3 million provision for uncollectible accounts receivable, $59.1 million for depreciation and amortization, and $49.5 million for share-based compensation, partially offset by a $69.4 million increase in deferred taxes, primarily a result of the timing of deductibility related to the securities litigation matter, and $17.9 million of excess tax benefits from share-based compensation. For the first nine months of fiscal 2007, our non-cash items primarily consisted of an $83.3 million provision for uncollectible accounts receivable, $55.3 million for depreciation and amortization, and $40.8 million for share-based compensation; partially offset by a $34.8 million increase in deferred taxes.
For the first nine months of fiscal 2008, changes in certain operating assets and liabilities primarily consisted of a $58.7 million increase in student deposits, principally due to higher enrollment and a higher percentage of students receiving financial aid, and a $57.3 million increase in income taxes payable, principally due to the timing of quarterly estimated tax payments. These increases were partially offset by a $21.9 million decrease in accounts payable and accrued liabilities, primarily due to timing of payments for Internet-based advertising, and a $39.5 million increase in accounts receivable, as discussed below. For the first nine months of fiscal 2007, changes in certain operating assets and liabilities primarily consisted of a $102.3 million increase in accounts receivable, partially offset by a $43.2 million increase in student deposits and a $29.0 million increase in income taxes payable.
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding (“DSO”). We calculate our DSO by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2008, our DSO was 26 days as compared to 36 days as of May 31, 2007, and 38 days as of August 31, 2007. The decrease in DSO is primarily due to improvements in our processing time for the receipt of student financial aid, the write-off of approximately $28.4 million in previously reserved uncollectible accounts receivable during the third quarter of fiscal 2008, and the seasonality we experienced in our third quarter. As a result of this seasonality, our DSO may increase in the future.
Investing Activities
Investing activities used $320.6 million in cash during the first nine months of fiscal 2008 compared to using $94.8 million in the first nine months of fiscal 2007. The fiscal 2008 amount primarily consisted of $95.0 million used to collateralize the supersedeas bond in connection with our securities class action litigation verdict, $10.5 million used for the net purchase of marketable securities, $70.3 million used for our purchase of Aptimus and Apollo Global’s purchase of UNIACC, as well as $80.2 million used for capital expenditures, of which $12.4 million related to the build-out of our new corporate headquarters building, and an increase in restricted cash and cash equivalents of $64.5 million. The fiscal 2007 amount primarily consisted of $70.4 million for capital expenditures, of which $32.1 million is related to the build-out of our new corporate headquarters building, $15.1 million used for the purchase of Insight Schools, and an increase in restricted cash and cash equivalents of $48.7 million, partially offset by net maturities of marketable securities of $39.4 million. We expect to spend $100.0 million to $110.0 million on capital expenditures in fiscal 2008.
Sale-Leaseback Option: All interests in our new headquarters land and buildings are held by wholly-owned subsidiaries formed as limited liability entities. On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC (“Macquarie”). The option agreement grants Macquarie the option to purchase all membership interests in the consolidated subsidiaries that own our new headquarters land and buildings for approximately $170.0 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million. With our approval, Macquarie assigned its interest under the option agreement to a third party and the option agreement was further amended to extend the exercise date to June 6, 2008. The third party did not exercise the option. As a result, the option agreement has expired and we have retained the $9.0 million option payment plus interest of $0.5 million, recorded in restricted cash and cash equivalents, with the gain deferred in accrued liabilities as of May 31, 2008. We plan to market the membership interests that own the land and buildings to other parties, but cannot predict the timing or the amount of proceeds of any such sale.
Financing Activities
Financing activities used $349.4 million of cash during the first nine months of fiscal 2008, compared to providing $7.6 million in the first nine months of fiscal 2007. The fiscal 2008 amount primarily consisted of $454.4 million used for the repurchase of 9.8 million shares of our Class A common stock, partially offset by $80.7 million received primarily for stock issued to employees related to the exercise of stock options and $17.9 million related to excess tax benefits from share-based compensation. The fiscal 2007 amount primarily consisted of $5.3 million received primarily for stock issued to employees and $2.3 million related to excess tax benefits from share-based compensation.
Contractual Obligations and Other Commercial Commitments
In addition to our previously disclosed contractual obligations and other commercial commitments at the end of fiscal 2007, unrecognized tax benefits were $54.4 million as of May 31, 2008. Based on the uncertainties associated with the settlement of these items, we are unable to make estimates of potential cash settlements, if any, with taxing authorities.
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

Federal Family Education Loan Program and Private Student Loans
Recently, there have been reports of various educational entities experiencing interruption of Title IV student loan funding, which includes Federal Family Education Loan Program (“FFELP”) loans guaranteed by the government. We have not experienced any significant interruptions. Recent legislation called Ensuring Continued Access to Student Loans Act (the “Act”) was signed into law in May 2008. This Act gives the U.S. Department of Education temporary authority to purchase student loans when there is inadequate capital to meet borrower demand. Additionally, the Act requires the Department of Education to implement a Lender of Last Resort (“LLR”) program to be administered by the state designated guarantor. Another alternative of Title IV loan funds would be the ability for our students to borrow from the Federal Direct Loan Program (“FDLP”) which essentially eliminates the lender and the guarantor. Under the FDLP, the federal government makes the loans directly to the students in partnership with the schools.
Private student loan funding is less than four percent of our revenue and is declining. Student eligibility is based on creditworthiness. The current credit market conditions make it more difficult for our students to obtain financing for direct costs beyond the Title IV annual loan limits established by Congress (which increased by $2,000 per academic year for undergraduate students as a result of the passage of the Act). Third-party private loans are generally utilized by students in the UPX bachelors degree programs. The fastest growing sector of our student body, UPX associates degree students, do not require private loans to cover the cost of their program as the tuition levels are below Title IV loan limits. To meet any shortfall in financing, we have been exploring the utilization of institutional grant and scholarship programs as necessary to ensure that our students who may need private loans and cannot obtain them have a method to remain enrolled.
Management does not expect a material adverse effect on our business, financial position, results of operations or cash flows to result from student access to private loans.
Recent Accounting Pronouncements
Please refer to Note 1, Basis of Presentation, in Part I, Item 1 for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities (“ARS”). ARS have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
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
As of May 31, 2008, we had $48.7 million of principal invested in ARS that experienced failed auctions. Approximately $38.7 million of our ARS are invested in tax-exempt municipal bond funds, which carry triple-A credit ratings for the underlying issuer and A credit ratings or higher for the insurers from one or more of the major credit rating agencies. The remaining $10 million is invested in securities collateralized by student loans, which carry triple-A credit ratings for the underlying issuer, the highest rating issued by a rating agency, and are guaranteed by the U.S. government under the Federal Family Education Loan Program. None of the ARS held by us are mortgage-backed securities.
Due to the continued lack of liquidity for these investments and based on observable and unobservable market data, we determined that the estimated fair value of our ARS exceeded the carrying value during the third quarter of fiscal 2008. As a result, we recorded an unrealized loss of $0.8 million ($0.5 million after-tax) on our ARS as of May 31, 2008, with the offset included in accumulated other comprehensive loss. We assessed this decline in value to be temporary due to the following: (i) we believe that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par, (ii) the quality of the underlying collateral, (iii) the credit quality of the issuers, and (iv) the issuers continue to pay interest in a timely manner according to their stated terms and there have been no defaults in the underlying debt.
From June 1, 2008 through June 19, 2008, approximately $11.9 million of the $47.9 million, net of the unrealized loss of $0.8 million, of previously failed ARS as of May 31, 2008 have been called by the issuers at par. Therefore, we have classified $11.9 million as current marketable securities and the remaining balance of $36.0 million has been classified as noncurrent marketable securities.
We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in ARS instruments at this time, which will likely continue to reduce our investment income. We will also continue to evaluate any changes in the market value of the failed ARS that have not been liquidated subsequent to quarter-end and, depending upon existing market conditions, we may be required to record other-than-temporary impairment charges if the ratings of any of these securities are reduced or if any of the issuers default on their obligations.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13 in Part I, Item 1 for legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We purchased approximately 9.8 million shares of our Class A common stock for a total cost of approximately $454.4 million during the three months ended May 31, 2008, as shown in the table below:

			Total Number
			of Shares
			Repurchased
			as Part of
			Publicly	Maximum Value
	Total # of	Average Price	Announced	of Shares
	Shares	Paid per	Plans or	Available for
(Numbers in thousands, except per share amounts)	Repurchased	Share	Programs	Repurchase
Treasury stock as of February 29, 2008	20,210	$65.94	20,210	$500,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(2)	65.94	(2)	—

Treasury stock as of March 31, 2008	20,208	65.94	20,208	500,000
New authorizations	—	—	—	—
Shares repurchased	9,665	46.31	9,665	447,534
Shares reissued	(52)	59.58	(52)	—

Treasury stock as of April 30, 2008	29,821	59.58	29,821	52,466
New authorizations	—	—	—	—
Shares repurchased	159	42.99	159	6,828
Shares reissued	(2)	59.50	(2)	—

Treasury stock as of May 31, 2008	29,978	$59.50	29,978	$45,638

All share repurchases were made pursuant to the publicly announced repurchase program of October 25, 2007, in which the Board of Directors authorized a stock repurchase program of up to $500 million of Apollo Group Class A common stock. There is no expiration date on our repurchase authorizations and repurchases occur at our discretion. On June 27, 2008, the Board of Directors authorized an increase in the amount available under our stock repurchase program of up to an aggregate amount of $500 million of Apollo Group Class A common stock.
We did not have any sales of unregistered equity securities during the three months ended May 31, 2008.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of Apollo Group, Inc. incorporated by reference to Annex B of Apollo Group, Inc’s Proxy Statement filed with the Securities and Exchange Commission on August 1, 2000.

3.1a
Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc., incorporated by reference to Exhibit 99.1 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2007.

3.2	Amended and Restated Bylaws of Apollo Group, Inc. incorporated by reference to Exhibit 3.2 of Apollo Group, Inc’s Form 10-Q filed with the Securities and Exchange Commission on April 10, 2006.

10.1	Third Amendment to Option Agreement and Joint Order to Title Company by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated April 28, 2008.

10.2	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, effective March 25, 2008 (as corrected).

31.1	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: July 1, 2008

	By:	/s/ Joseph L. D’Amico Joseph L. D’Amico
President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Brian L. Swartz Brian L. Swartz
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)