Form 10-K
period 2008-08-31
APOLLO GROUP INC
filed 2008-10-28
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2008
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

Registrant’s telephone number, including area code:
(480) 966-5394

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Apollo Group, Inc. Class A common stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 29, 2008 (last day of the registrant’s most recently completed second fiscal quarter), was approximately $8.2 billion.

The number of shares outstanding for each of the registrant’s classes of common stock as of October 10, 2008 is as follows:

Apollo Group, Inc. Class A common stock, no par value	158,543,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement for the 2009 Annual Meeting of Shareholders (Part III)

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (the “Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management. These statements speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objective,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•	changes in regulation of the education industry, including the regulatory and other requirements discussed in Item 1, Business, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment;”

•	each of the factors discussed in Item 1A, Risk Factors; and

•	those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The cautionary statements referred to above also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Part I

Item 1 —	Business

Overview

Apollo Group, Inc. is one of the world’s largest private education providers and has been in the education business for more than 30 years. We offer innovative and distinctive educational programs and services at the high school, undergraduate and graduate levels online and on-campus through our wholly-owned subsidiaries, The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”), and Insight Schools, Inc. (“Insight Schools”), and through our 80.1% owned subsidiary, Apollo Global, Inc. (“Apollo Global”). We recently established a new Canadian institution, Meritus University (“Meritus”), which began operations in September 2008.

University of Phoenix:  University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. University of Phoenix offers its educational programs worldwide through its online education delivery system and on the ground at its campuses and learning centers in 39 states and the District of Columbia, Puerto Rico, Alberta and British Columbia, Canada, Mexico, and the Netherlands. University of Phoenix’s online programs are designed to provide uniformity with University of Phoenix’s on-campus operations, which enhances University of Phoenix’s ability to expand into new markets while maintaining academic quality. University of Phoenix has customized computer programs for student tracking, marketing, faculty recruitment and training, and academic quality management, which we believe provides us with a competitive advantage. University of Phoenix’s net revenue represented approximately 95.1% of our consolidated net revenue for the year ended August 31, 2008.

Apollo Global:  In October 2007, we established Apollo Global as a joint venture with The Carlyle Group to pursue investments in the international education services industry. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services by acquiring postsecondary and other schools outside of the U.S. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. As of August 31, 2008, total cash contributions made to Apollo Global were $61.0 million, of which $48.9 million was funded by us. Apollo Global is consolidated in our financial statements.

In the third and fourth quarters of fiscal year 2008, Apollo Global completed its first two acquisitions, Universidad de Artes, Ciencias y Comunicación (“UNIACC”) and related entities on March 28, 2008, and Universidad Latinoamericana, S.C. (“ULA”) and its related entity on August 4, 2008. Apollo Global purchased 100% of UNIACC for cash, assumed debt, and a future payment based on a multiple of earnings. Apollo Global purchased a 65% ownership interest in ULA for cash and assumed debt.

Insight Schools:  We acquired Insight Schools in October 2006. Insight Schools offers curriculum and administrative services to public schools to operate full-time online high school programs serving students in 10 states. In some states, Insight Schools contracts with school districts or other government entities to provide these services. In other states, Insight Schools contracts with charter schools. The public schools that Insight Schools contracts with are accredited or are seeking accreditation by various accrediting entities. In performing their services under these contracts, Insight Schools provides students with a laptop computer and printer, an online curriculum with over 120 available course offerings and the instruction and support of state certified teachers and online mentors. These online schools provide an option for students who are seeking an alternative to traditional high school, and who benefit from the ability to learn at their own time, pace and location.

Western International University:  Western International University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools and offers undergraduate and graduate degree program courses at Arizona campus locations, online at Western International University Interactive Online, and also through various joint educational agreements in China and India.

Institute for Professional Development:  IPD provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD, which provides these services in 21 states, typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal.

College for Financial Planning Institutes Corporation:  CFP provides financial planning education programs, including a Master of Science in three majors, the Certified Financial Planner Professional Education Programtm Certification, and certification programs in retirement, asset management, and other financial planning areas. CFP offers these programs online and from its on-campus operations in Colorado. CFP is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.

Meritus University:  In May 2008, Meritus received approval from the New Brunswick Department of Post-Secondary Education, Training and Labour to offer its first three programs, thereby establishing degree-granting status in Canada. Meritus offers degree programs online to working professionals throughout Canada and abroad.

The seven businesses described above are managed in the following four reportable segments: University of Phoenix, Apollo Global, Insight Schools and Other Schools. The Other Schools segment includes Western International University, IPD, CFP and Meritus. The Corporate caption, as detailed in the table below, includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The following table presents the revenue for fiscal years 2008, 2007, and 2006 for each of our reportable segments:

	Year Ended August 31,
($ millions)	2008	2007	2006

University of Phoenix	$2,987.7	$2,537.8	$2,074.4
Apollo Global	13.4	—	—
Insight Schools	7.5	2.0	—
Other Schools	122.5	182.6	402.1
Corporate	9.8	1.4	1.0

Net Revenue	$3,140.9	$2,723.8	$2,477.5

The information required by Items 101(b) and 101(d) of Regulation S-K is provided under Note 18, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, regarding segment and related geographic information.

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, our domestic postsecondary second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January.

Our degreed enrollment (“Degreed Enrollment”) for the quarter ended August 31, 2008 was 362,100. Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

Our aggregate new degreed enrollment (“New Degreed Enrollment”) for the four quarters in fiscal year 2008 was 288,200. New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix program or Western International University associate’s degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree program), as well as any individual student who started a program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus) are not included in Degreed Enrollment or New Degreed Enrollment. In April 2006, we began enrolling the majority of new students for our associate’s degree programs in University of Phoenix. From September 2004 through March 2006, we enrolled most new associate’s degree students in Western International University.

We incorporated in Arizona in 1981 and maintain our principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group • University of Phoenix • Apollo Global • UNIACC • ULA • Insight Schools • Western International University • CFP • IPD • Meritus	www.apollogrp.edu www.phoenix.edu uniacc08eng.uniacc.cl www.ula.edu.mx www.insightschools.net www.wintu.edu www.cffp.edu www.ipd.org www.meritusu.ca

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2008, 2007, 2006, 2005 and 2004 relate to fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

Strategy

Our mission is to strengthen and capitalize on our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our key stakeholders: students, faculty, employees, and investors. Our principal focus is providing the highest quality educational products and services for our students in order for them to maximize the benefits of their educational experience. A superior educational experience, combined with engaged and energized faculty and employees, should, in turn, enable our shareholders to achieve attractive returns on their capital over time.

Accomplishing this strategic vision is consistent with adhering to our internal core values: Operating with Integrity and Social Responsibility, Changing Lives through Education, Creating Long-Term Value for all of Our Stakeholders and Being the Employer of Choice. Our Board of Directors and management team have committed to a strategic plan in order to best ensure the effective deployment of our resources and our capital. Key highlights of the plan are presented below, which we believe is consistent with our mission of providing attractive returns for all of our stakeholders.

•	Maximize the value of our core existing domestic postsecondary business. This is our number one strategic goal over the next several years. This includes enhancing and expanding our current product offerings, improving student success rates, increasing retention and maximizing the leverage of our existing infrastructure. We believe that we can strengthen our leading industry position and produce solid top- and bottom-line organic growth through formalizing and sharing best practices in instruction, curriculum and student support across our existing learning platforms. In addition, we believe our enhanced capabilities through our acquisition of Aptimus in October 2007 will enable us to attract students in a cost effective manner. Finally, we will continue to explore new degree offerings and complementary programs.

•	Expand beyond our core to leverage our core expertise. We believe we can leverage our core competencies in student services, technology, marketing and brand to expand into markets that are complementary to our mission of providing high quality, accessible education. For example, in 2006, we acquired Insight Schools, a provider of online high school education. Insight Schools provides full-time online high school programs to public schools by contracting with school districts and charter schools. We believe that this will better position us to benefit from the growing momentum of online learning in the K-12 arena. Insight Schools operates schools in 10 states and is pursuing the ability to provide services to additional schools in other states.

•	Continue to pursue opportunities to expand into attractive and rapidly growing markets, particularly international. We believe that there is a growing demand for high quality postsecondary and other education in certain key geographies around the world, including Latin America, Europe, and Asia, and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we can best position ourselves for longer-term attractive growth and value creation by leveraging our more than 30 years of domestic experience to enhance the quality, delivery, and student outcomes associated with the respective curricula. We formed Apollo Global in October 2007 to pursue investments in the international education industry. As of August 31, 2008, Apollo Global has completed two acquisitions: UNIACC in Chile and ULA in Mexico.

•	Safeguard corporate and brand reputation by focusing on academic quality, employee friendly policies and social responsibility. In 2008, we published our first Academic Annual Report for the University of Phoenix with the express purpose of providing transparency into both student and institutional academic outcomes at multiple levels. In October 2007, we began a project to better articulate Apollo Group’s employment brand. This project has helped to differentiate Apollo from its competitors, accurately capture the essence of what we stand for in our values and our policies as well as to communicate our organizational brand to current and prospective employees. Finally, we are continuing to focus on environmentally sound business practices, putting human and financial resources back into the communities where we operate in the form of philanthropy, in-kind scholarships, promoting employee volunteerism, and by maintaining the University of Phoenix Foundation, which supports activities and organizations that address educational access, underserved populations and the environment.

Industry Background

Domestic Postsecondary Education

The domestic non-traditional education sector is a significant and growing component of the postsecondary education industry, which was estimated to be a more than $373.0 billion industry in 2006, according to the Digest of Education Statistics published in 2007 by the U.S. Department of Education’s National Center for Education Statistics. According to the same study, in 2005, over 6.8 million, or 39%, of all students enrolled in higher education programs were over the age of 24, and enrollment in degree-granting institutions between 2006 and 2016 is expected to increase approximately 30% for students aged 25 to 34, and 7% for those 35 and over. These students would not be classified as traditional (i.e., 18 to 24 years of age, living on campus, supported by parents and not working full-time). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, reflecting the rapidly expanding knowledge-based economy in the U.S.

Many working students seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working students to attend classes and complete coursework on a more convenient schedule than traditional universities offer. Although more colleges and universities are beginning to address the needs of working students, many universities and institutions offering technology-based education do not effectively address the unique requirements of working students due to the following specific constraints:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time, tenured faculty;

•	physically configured classrooms, library facilities and related full-time staff;

•	dormitories, student unions, and other significant plant assets to support the needs of younger students; and

•	an emphasis on research and related laboratories, staff, and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time, resident, 18- to 24-year-old student, it limits the educational opportunity for working students who must delay their education for up to four months during these spring, summer and winter breaks.

•	Traditional universities and colleges may also be limited in their ability to market to, or provide the necessary customer service for, working students because they require the development of additional administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which has made access to public education more restrictive than ever.

We believe that our track record for enrollment and revenue growth is attributable to our offering comprehensive services combining quality educational content, teaching resources, and customer service with formats that are accessible and easy to use for students as well as corporate clients. We maintain a primary focus on providing quality education to serve the needs of working students.

International Education

There were approximately 132 million students enrolled in postsecondary education worldwide and global government education expenditures totaled the equivalent of $2.0 trillion in 2004, according to the Global Education Digest 2007 published in 2008 by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics. This does not include capital expenditures on private education, which are difficult to track, though acknowledged by United Nations Educational, Scientific and Cultural Organization to be growing around the world.

We believe that private education is playing a critical role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. While primary and secondary education outside the U.S. are still funded mainly through government expenditures, we believe that postsecondary education outside of the U.S. is experiencing governmental funding constraints that create opportunities for a broader private sector role. The International Finance Corporation of the World Bank reported in May 2008 that governments around the world are embracing private sector participation as a way to increase quality and efficiency.

We believe that the following key trends are driving the growth in private education worldwide:

•	unmet demand for education;

•	insufficient public funding to meet demand for education;

•	shortcomings in the quality of higher education offerings, resulting in the rise of supplementary training to meet industry demands in the developing world;

•	worldwide appreciation of the importance that knowledge plays in economic progress;

•	globalization of education; and

•	increased availability and role of technology in education, broadening the reach of education.

Domestic High School Education

According to the Department of Education’s National Center for Education Statistics, based on data from 2005, there are approximately 20 million high school-age students in the U.S. Throughout the nation, nearly five million high school-age children are not enrolled in school and the high school dropout rate averages 25.3% across the nation based on the average freshman graduation rate. These statistics are illustrative of the large number of high school-age children facing different challenges and with different needs in today’s environment, including:

•	youth who must work, or who have child or family care responsibilities;

•	teens who are pursuing their dreams in sports, entertainment, modeling, dancing or other careers that may not allow them to attend traditional school regularly;

•	students who do not function well in large, rigid classroom settings, or who do not connect socially in a large school setting;

•	students who are challenged with health or physical issues, and who may need flexibility of location;

•	students who need more challenging coursework and want to move at an accelerated pace, or those who need extra time to master a concept or skill; and

•	home-schooled students who may want subject matter help from a certified teacher in advanced classes, but do not want to attend in the traditional setting.

Many parents and educators are seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1992 to provide an alternative to traditional public schools. As of May 2008, over 1.2 million students attend over 4,300 charter schools in 40 states and the District of Columbia, according to the National Alliance for Public Charter Schools. At the same time, acceptance of online learning initiatives, including not only online schools but also online testing and Internet-based professional development, has increased. Online schools can offer a comprehensive curriculum and flexible delivery model; therefore, we believe that a growing number of families will pursue online public schools as an attractive traditional school alternative. We believe there is a significant opportunity for a high-quality, trusted, national education provider to serve online public schools.

Our Programs

Our over 30-year history as a provider of higher education enables us to provide students with quality education and responsive customer service at the high school, undergraduate and graduate levels. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students. Our institutions offer the following:

•	Accredited Degree Programs. University of Phoenix, Western International University and CFP are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. Our other domestic and international educational institutions are accredited by the appropriate accrediting entity. See Accreditation and Jurisdictional Authorizations, below.

•	Experienced Faculty.

•	Domestic Postsecondary: Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in grading and instructing students, and a teaching mentorship with a more experienced faculty member. Classes are designed to be small and engaging.

•	International: Our recruitment standards and processes for international faculty are appropriate for the respective markets in which we operate and reflect high standards of academic excellence that are consistent with and in compliance with local accreditation and regulatory requirements in these markets.

•	Domestic High School: Insight Schools’ teachers must comply with all state certification requirements in each state in which they provide instruction. At a minimum, they are required to have a bachelor’s degree or the equivalent, and many have advanced degrees and other professional credentials.

•	Current and Relevant Standardized Programs.

•	Domestic Postsecondary: Faculty content experts design curriculum for the majority of programs at our domestic postsecondary institutions. This enables us to offer current and relevant standardized programs to our students. We also utilize institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive (subject matter) and affective (educational, personal and professional values) skills of our students upon registration and upon conclusion of the program, and also survey students two years after graduation in order to assess the quality of the education they received.

•	International: Our international postsecondary institutions typically follow a course development process in which faculty members who are subject matter experts work with instructional designers to develop curriculum materials based on learning objectives provided by school academic officers.

•	Domestic High School: Our domestic high school curriculum is aligned with state standards and the students we teach are required to meet their specific state’s graduation requirements.

•	Benefits to Employers. The employers of students enrolled in our domestic postsecondary institutions often provide input to faculty members in designing curriculum, and class projects are typically based on issues relevant to the companies that employ our students. Classes are taught by faculty members who emphasize the skills desired by employers. In addition, the class time flexibility further benefits employers since it minimizes conflict with their employees’ work schedules.

Many of our faculty members are practitioners and employers, sensitive to the needs of the workplace. We conduct focus groups with business professionals, students, and faculty members who provide feedback on the relevancy of course work. The objective is to gain insight from these groups so that we offer relevant subject matter that reflects the changing needs of the marketplace. The information provided by focus groups and course surveys enables us to develop new courses, which prepares our students for today’s workplace.

Teaching Model and Degree Programs and Services

Domestic Postsecondary

Teaching Model

While students over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the primary mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. The teaching/learning models used by University of Phoenix were designed specifically to meet the educational needs of working students, who seek accessibility, curriculum consistency, time- and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Our focus on working, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food services, personal and employment counseling, health care, sports and entertainment.

University of Phoenix online classes employ a proprietary Online Learning System. Online classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have an experience that is consistent with their on-campus counterparts. All class materials are delivered electronically.

Components of our teaching/learning models at University of Phoenix for both online and on-campus classes include:

Curriculum	Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students, and students’ employers. The standardized curriculum for each degree program is also designed to provide students with specified levels of knowledge and skills.

Faculty	All faculty applicants participate in a rigorous selection and training process. In order to teach at University of Phoenix, substantially all faculty applicants must have earned a master’s or doctoral degree from a regionally accredited institution or international equivalents and have recent professional experience in a field related to the subject matter they seek to instruct. With courses designed to facilitate the application of knowledge and skills to the workplace, faculty members are able to share their professional knowledge and skills with the students.

Accessibility	Our academic programs may be accessed through a variety of delivery modes (electronically delivered, campus-based or a blend of both) which make our educational programs accessible and even portable, regardless of where the students work and live.

Class Schedule and Active Learning Environment	Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students (excluding associate’s degree students) are enrolled in five- to eight-week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attention and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. In addition to attending class, University of Phoenix students (excluding associate’s degree students) meet weekly (online or in-person) as part of a three- to five-person learning team. Learning team sessions are an integral part of each University of Phoenix course by facilitating in-depth review of and reflection on course materials. Members work together to complete assigned group projects and develop communication and teamwork skills. Associate’s degree program classes are offered in pairs to complement each other. In the associate’s degree programs, the courses are nine weeks and have alternating emphasis: one week the emphasis is reading and discussion; the next week a work project.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a Learning Resource Services research librarian. Historically, our students have used these services at a high rate.

Academic Quality	The Academic Quality Management System at University of Phoenix was designed to maintain and improve the quality of programs and academic and student services. This system includes the Adult Learning Outcomes Assessment, which measures student growth in both cognitive and affective skills.

Degree Programs and Services

The following is a list of the degree programs that University of Phoenix offers (available areas of specialization within degree programs are not listed):

Associate’s

•	Arts and Sciences

•	Business and Management

•	Criminal Justice and Security

•	Education

•	Human Services

•	Nursing

•	Health Care

•	Technology

Undergraduate

•	Arts and Sciences

•	Business and Management

•	Criminal Justice and Security

•	Education

•	Human Services

•	Nursing

•	Health Care

•	Technology

Graduate

•	Business and Management

•	Communication

•	Criminal Justice and Security

•	Education

•	Human Services

•	Nursing

•	Health Care

•	Psychology

•	Technology

Undergraduate students may demonstrate and document college-level learning gained from experience through an assessment by faculty members, according to the guidelines of the Council for Adult and Experiential Learning, for the potential award of credit. The average number of credits awarded to the approximately 5,080 University of Phoenix undergraduate students who utilized the process in fiscal year 2008 was five credits of the 120 required to graduate with a bachelor’s degree. The Council reports that over 300 colleges and universities are members of the Council and currently accept credits awarded for college-level learning gained through experience.

Academic Annual Report

In 2008, University of Phoenix published its first Academic Annual Report which contains a transparent look at a variety of ways in which University of Phoenix measures itself in relation to its mission and social agenda of access and inclusion. The report was created within the framework set forth in the report commissioned by U.S. Secretary of Education Margaret Spellings and issued in 2006, entitled “A Test of Leadership: Charting the Future of U.S. Higher Education,” focusing on access, accountability, quality, and affordability. The report is available on the University of Phoenix website at www.phoenix.edu.

International

Teaching Model

Our international operations offer classes on a semester schedule in multiple modalities, including campus-based, online and a blend of both. Our international operations faculty members consist of both full-time and part-time professors.

Degree Programs and Services

Our international operations offer bachelor’s, master’s and doctoral degrees, which include a variety of degree programs and related areas of specialization. We also offer various certificate programs.

Domestic High School

Teaching Model

Insight Schools offers curriculum and administrative services to public high schools in 10 states through contractual arrangements with either school districts or charter schools. These schools are subject to the same requirements as traditional public schools and operate on the same school calendar as other public schools in each state, with two semesters, a winter break and a summer break. In performing its services under the contractual arrangements, Insight Schools provides students with a laptop computer and printer, an online curriculum with over 120 available course offerings and the instruction and support of state certified teachers and online mentors. The students in schools operated by Insight Schools can work independently at their own time, pace and location, but are required to participate in school on a regular basis and to complete work according to their course schedule. The students attend school via a secure learning platform that is accessible only to students, teachers, and parents/guardians and interact with teachers and other students online and via telephone. Most course content is delivered electronically; however, some courses have a physical text requirement. Graduation ceremonies and other events are held at locations rented for these events.

High School Programs and Services

Insight Schools offers courses to obtain a high school diploma specifically designed to meet the requirements in those states in which it operates. Many of the students we teach are also required to participate in proctored state exams, which Insight Schools administers.

Admissions Standards

Domestic Postsecondary

To gain admission to undergraduate programs at University of Phoenix, students must have a high school diploma or a Certificate of General Educational Development, commonly referred to as GED, and satisfy employment requirements, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language or Test of English for International Communication. Non-U.S. citizens attending a campus located in the United States are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to University of Phoenix on a provisional status if they do not meet certain criteria. Some programs have work requirements (e.g. nursing) such that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.

To gain admission to graduate programs at University of Phoenix, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, have relevant work and employment experience, if applicable for their field of study, have taken and passed the Test of English as a Foreign Language/Test of English for International Communication requirements, if the applicant’s native language is not English, and, for applicants who are not U.S. citizens and are attending a campus located in the United States, hold an approved visa or have been granted permanent residency.

Additional requirements may apply to individual programs or to students who are attending a specific campus. Students in graduate programs at other schools may be admitted to University of Phoenix on provisional status if they do not meet grade point average admission requirements.

To gain admission to doctoral programs at University of Phoenix, students must generally have a master’s degree from a regionally accredited college or university, satisfy the minimum grade point average requirement, satisfy employment requirements as appropriate to the program applied for, have a laptop computer and have membership in a research library. Applicants whose native language is not English also must achieve a minimum Test of English as a Foreign Language/Test of English for International Communication or Berlitz® Online English Proficiency Exam score.

The admission requirements for our Other Schools are similar to University of Phoenix and vary depending on the respective degree program.

International

In general, postsecondary students in our international institutions must have obtained a high school diploma from an approved school. Other requirements apply for graduate and other programs. Admissions requirements for our international institutions are appropriate for the respective markets in which we operate.

Domestic High School

The online schools that Insight Schools operates under contractual arrangements are public and generally any student qualified to attend public high school in the relevant state may enroll on a space available basis. The students we teach must have reached high school in terms of prior educational achievement, and most states limit access to free public school to age 20 and under.

Students

Degreed Enrollment

Our Degreed Enrollment for the quarter ended August 31, 2008 was 362,100. Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus) are not included in Degreed Enrollment. In April 2006, we began enrolling the majority of new students for our associate’s degree programs in University of Phoenix. From September 2004 through March 2006, we enrolled most new associate’s degree students in Western International University.

The following is a breakdown of our Degreed Enrollment (rounded to the nearest hundred):

	Degreed Enrollment
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

November 30, 2005	49,000	18.2%	149,200	55.4%	68,000	25.2%	3,200	1.2%	269,400	100.0%
February 28, 2006	54,900	20.3%	145,500	53.7%	66,700	24.6%	3,700	1.4%	270,800	100.0%
May 31, 2006	63,600	22.9%	145,200	52.4%	64,500	23.3%	3,900	1.4%	277,200	100.0%
August 31, 2006	74,000	26.2%	140,700	49.8%	63,400	22.5%	4,200	1.5%	282,300	100.0%
November 30, 2006	83,000	28.4%	139,900	47.9%	64,400	22.1%	4,500	1.6%	291,800	100.0%
February 28, 2007	88,300	29.6%	139,300	46.7%	66,100	22.2%	4,700	1.5%	298,400	100.0%
May 31, 2007	98,600	31.7%	141,400	45.5%	66,200	21.3%	4,900	1.5%	311,100	100.0%
August 31, 2007	104,500	33.3%	138,700	44.2%	65,300	20.8%	5,200	1.7%	313,700	100.0%
November 30, 2007	114,300	35.2%	137,800	42.4%	67,300	20.7%	5,600	1.7%	325,000	100.0%
February 29, 2008	121,200	36.7%	136,400	41.3%	67,000	20.3%	5,600	1.7%	330,200	100.0%
May 31, 2008	134,300	38.9%	137,900	39.9%	67,300	19.5%	5,800	1.7%	345,300	100.0%
August 31, 2008	146,500	40.5%	141,800	39.1%	67,700	18.7%	6,100	1.7%	362,100	100.0%

New Degreed Enrollment

Our aggregate New Degreed Enrollment for the four quarters in fiscal year 2008 was 288,200. New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program or Western International University associate’s degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree program), as well as any individual student who started a program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. Newly enrolled students in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus) are not included in New Degreed Enrollment. In April 2006, we began enrolling the majority of new students for our associate’s degree programs in University of Phoenix. From September 2004 through March 2006, we enrolled most new associate’s degree students in Western International University.

The following is a breakdown of our aggregate New Degreed Enrollment (rounded to the nearest hundred):

	New Degreed Enrollment
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

November 30, 2005	18,100	36.3%	20,300	40.7%	11,000	22.0%	500	1.0%	49,900	100.0%
February 28, 2006	18,900	36.9%	20,900	40.8%	10,700	20.9%	700	1.4%	51,200	100.0%
May 31, 2006	21,300	38.7%	22,200	40.4%	10,900	19.8%	600	1.1%	55,000	100.0%
August 31, 2006	24,300	40.2%	23,200	38.3%	12,300	20.3%	700	1.2%	60,500	100.0%
November 30, 2006	27,400	43.8%	22,600	36.2%	11,800	18.9%	700	1.1%	62,500	100.0%
February 28, 2007	26,300	43.0%	22,700	37.1%	11,500	18.8%	700	1.1%	61,200	100.0%
May 31, 2007	31,000	47.8%	21,800	33.5%	11,600	17.8%	600	0.9%	65,000	100.0%
August 31, 2007	31,300	44.9%	23,800	34.1%	13,900	19.9%	800	1.1%	69,800	100.0%
November 30, 2007	33,700	49.1%	21,800	31.7%	12,400	18.0%	800	1.2%	68,700	100.0%
February 29, 2008	31,100	47.8%	21,500	33.1%	11,800	18.2%	600	0.9%	65,000	100.0%
May 31, 2008	37,100	52.0%	21,900	30.7%	11,600	16.2%	800	1.1%	71,400	100.0%
August 31, 2008	41,500	49.9%	27,200	32.7%	13,600	16.4%	800	1.0%	83,100	100.0%

We have a diverse student population. Approximately 66% of students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during fiscal year 2008 were women. Approximately 70% of the students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during fiscal year 2008 provided us information on their race/ethnicity. The relative percentages by race/ethnicity category for those students who responded are as follows:

Race/Ethnicity	2008

African-American	25.0%
Asian/Pacific Islander	4.1%
Caucasian	53.8%
Hispanic	12.0%
Native American/Alaskan	1.3%
Other/Unknown	3.8%

100.0%

The approximate age of the incoming students that comprise New Degreed Enrollment is as follows:

Age	2008

22 and under	14.0%
23 to 29	34.0%
30 to 39	31.0%
40 to 49	15.0%
50 and over	6.0%

100.0%

Marketing

On October 29, 2007, we completed the acquisition of all the outstanding common stock of Aptimus, an online advertising company. We successfully integrated Aptimus into our marketing organization earlier this fiscal year. Our main purpose in acquiring Aptimus was to help us more effectively monitor, manage, and control our marketing investments and brands by leveraging its industry-specific knowledge and technology platform. Our marketing strategy is to increase awareness of and access to quality and affordable education through improved messaging and sharpened focus on our different communication channels.

To generate interest among potential students, we engage in a broad range of activities to inform the public about our teaching/learning model and the programs offered, including online advertising, broadcast, outdoor advertising, print, and direct mail.

Internet Marketing

We advertise extensively on the Internet using search engine keyword advertising, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. We also rely on the traffic and interest generated by the University of Phoenix’s own website www.phoenix.edu, which provides prospective students with relevant information and resources about the University of Phoenix’s degrees and programs.

We intend to continue to leverage the unique qualities of the Internet and its emerging technologies to enhance our brand awareness among prospective students, and to improve our ability to deliver relevant messages to satisfy prospective students’ specific needs and requirements. New media technologies that we are focusing on for use in the future include online social networks that connect individuals across the Internet, mobile telephone advertising systems and video advertising networks.

Direct Mail

Direct mail is effective at reaching targeted individuals in specific career fields of interest including Accounting, Business, Education, Information Technology, Criminal Justice and Nursing. Direct mail also allows us to reach specific metropolitan areas for focused local marketing efforts. We currently purchase education-related mailing lists from numerous suppliers that specialize in this area. In addition, we track student prospects for every direct mail campaign by a variety of methods including postage-paid reply cards, a specific toll-free number and dedicated online links.

Print and Broadcast

We rely on print and broadcast advertising to target new prospects and to assist with building brand recognition. We air various advertisements on network cable and local and national TV for brand awareness campaigns to supplement our other advertising activities.

Stadium Naming Rights

We obtained naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. These naming and sponsorship rights are for a period of 20 years with options to extend and include opportunities for signage, advertising, and other promotional rights and benefits to enhance the University of Phoenix brand awareness locally and nationally.

Relationships with Employers

We work closely with many businesses and governmental agencies to meet their specific needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers’ offices or on-site at select military bases. University of Phoenix has also formed educational partnerships with various corporations to provide programs specifically designed for their employees. We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements our secondary customers.

Referrals

Referrals continue to be an important source of new students, including those from employers, co-workers, current students, alumni, family members and friends.

Competition

Domestic Postsecondary

The higher education industry is highly fragmented with no single private or public institution enjoying a significant market share. We compete primarily with four- and two-year degree-granting public and private regionally accredited colleges and universities. While students over the age of 24 comprise approximately 39% of all higher education enrollments in the United States, the primary mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. University of Phoenix acknowledges the differences in educational needs between working students and traditional students and provides programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.

An increasing number of colleges and universities enroll working students in addition to the traditional 18- to 24-year-old students, and we expect that these colleges and universities will continue to modify their existing programs to serve working students more effectively. We believe that the primary factors on which we compete with four- and two-year colleges and universities include the following:

•	the ability to provide easy and convenient access to programs and classes;

•	cost of the program;

•	breadth of programs offered;

•	active and relevant curriculum development that considers needs of employers; and

•	the time necessary to earn a degree.

We also compete with proprietary educational institutions that focus on distance learning. We believe that the primary factors on which we compete with these institutions include the following:

•	reliable and high-quality products and services;

•	qualified and experienced faculty;

•	cost of the program;

•	reputation of programs and classes;

•	comprehensive student support services;

•	breadth of programs offered; and

•	active and relevant curriculum development that considers needs of employers.

In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key employers of potential students.

International

Although the competitive factors vary by country, we believe, in general, that the competitive factors for our international operations are similar to those noted above for our domestic postsecondary operations.

Domestic High School

Insight Schools competes with traditional public and private high schools, public and private online schools and companies that provide online curriculum and administrative services to online public high schools. We believe that the primary factors on which Insight Schools competes are:

•	quality of curriculum and online delivery platform; and

•	comprehensiveness of school management and administrative services.

Employees

We believe that our employee relations are satisfactory. As of August 31, 2008, we had the following numbers of employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)	Total(2)

University of Phoenix	14,221	131	22,721	37,073
Apollo Global	934	255	1,361	2,550
Insight Schools	148	10	197	355
Other Schools	695	6	2,207	2,908
Corporate(3)	1,738	23	—	1,761

Total	17,736	425	26,486	44,647

(1)	Includes both full-time and part-time faculty. Also includes 275 employees counted as non-faculty that serve in both roles.

(2)	Includes 275 employees counted in both non-faculty and faculty as they serve in both roles.

(3)	Consists primarily of employees in executive management, information systems, accounting and finance, financial aid, and corporate human resources.

Accreditation and Jurisdictional Authorizations

Domestic Postsecondary

Accreditation

University of Phoenix is covered by regional accreditation, which provides the following:

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

University of Phoenix was granted accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools in 1978. University of Phoenix’s accreditation was reaffirmed in 1982, 1987, 1992, 1997, and 2002. The next comprehensive evaluation visit by The Higher Learning Commission is scheduled to be conducted in 2012. This 10-year period is the maximum period of reaffirmation granted by The Higher Learning Commission. However, the North Central Association of Colleges and Schools may require focused visits between comprehensive visits as a part of its normal and continuing relationship with institutions.

University of Phoenix’s Bachelor of Science in Nursing program received program accreditation from the National League for Nursing Accrediting Commission in 1989. The Master of Science in Nursing program earned the National League accreditation in 1996. In 2000, both the Bachelor of Science in Nursing and the Master of Science in Nursing programs received reaccreditation status from the National League. In September 2005, both nursing degree programs received the full five-year initial accreditation status from the Commission on Collegiate Nursing Education. At the time that the two degree programs were accredited by the Commission, University of Phoenix elected not to renew its accreditation with the National League.

University of Phoenix’s Master of Counseling in Community Counseling degree received initial accreditation for its Phoenix and Tucson campuses from the Council for Accreditation of Counseling and Related Educational Programs in 1995, and the accreditation was reaffirmed in 2002. The next reaffirmation visit is expected in 2010. University of Phoenix’s Master of Counseling in Mental Health Counseling received initial accreditation from the Council for its Utah campus in 2001, and the next reaffirmation visit is expected in 2009.

The Master of Arts in Education program with options in Elementary Teacher Education and Secondary Teacher Education is preaccredited by the Teacher Education Accreditation Council for a period of five years, from December 20, 2007 to December 20, 2012.

University of Phoenix’s business programs have been reviewed and accredited by the Association of Collegiate Business Schools and Programs. The next reaffirmation visit will occur in 2017, with an interim focus report submitted in 2011.

University of Phoenix received approval from The Higher Learning Commission to offer its first doctoral-level program in 1998 and now offers accredited doctoral programs in Management in Organizational Leadership, Business Administration, Education in Educational Leadership, and Health Administration. All of the doctoral programs are offered via distance learning technology with annual residencies in Phoenix and other domestic or select international locations. In September 2007, University of Phoenix received approval from The Higher Learning Commission to grant PhD degrees in Higher Education Administration and Industrial and Organizational Psychology.

Jurisdictional Authorizations

University of Phoenix is authorized to operate and has a physical presence in 39 states and the District of Columbia. University of Phoenix has held these authorizations for periods ranging from less than two years to over 25 years. University of Phoenix has also been approved to operate in Alaska, Montana and South Dakota, but does not yet have a physical presence in these states. Applications for approval to operate in Mississippi and New York have been submitted and are pending approval.

All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

University of Phoenix provides specific programs in British Columbia under the written consent of the Minister of Advanced Education. University of Phoenix operates in Alberta pursuant to approval granted by Alberta Advanced Education.

In the Netherlands, University of Phoenix operates based upon its accreditation from The Higher Learning Commission.

In Mexico, the University of Phoenix subsidiary operates as the Instituto de Estudios Superiores de Phoenix and, in addition to the Instituto’s degrees, University of Phoenix grants degrees to Instituto graduates pursuant to an articulation agreement between University of Phoenix and the Instituto. The Instituto has received accreditation from the Ministry of Education and Culture for the State of Chihuahua, Mexico and operates a campus in Ciudad Juárez, Mexico pursuant to that authority.

Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix has obtained licensure in these states.

The schools in our Other Schools segment maintain the requisite authorizations in the jurisdictions in which they operate.

International

UNIACC operates under the authority of the Chilean Ministry of Education (Ministerio de Educación de Chile) and is accredited by the Council for Higher Education (Consejo Superior de Educación) and the National Commission on Accreditation (Comisión Nacional de Acreditación). ULA operates under the authority of Mexico’s Secretary of Public Education (Secretaria de Educación Pública) and the Secretary of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos).

Domestic High School

The online schools operated by Insight Schools are governed by state regulatory requirements and are regionally accredited by or are seeking regional accreditation from the Northwest Association of Accredited Schools or the Western Association of Colleges and Universities.

Financial Aid Programs

Domestic Postsecondary

Financial aid under the Higher Education Act Title IV programs is awarded every academic year to students on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending an educational institution and the amount the family can reasonably expect to contribute to that cost. The amount of financial aid awarded per academic year is based on many factors, including, but not limited to, student program of study, student grade level, U.S. federal annual loan limits, and expected family contribution. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the Department of Education. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

We collected approximately 77% of our fiscal year 2008 revenues from receipt of Title IV funds, principally from Federal Stafford Loans, commonly referred to as FFELP loans, and Pell Grants.

Federal Stafford Loans are the most significant source of U.S. federal student aid and are low interest, federally guaranteed loans made by private lenders. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of Stafford Loans: subsidized Stafford Loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized Stafford Loans, which are not need-based. Neither Stafford Loan is based on creditworthiness. The U.S. federal government pays the interest on subsidized Stafford Loans while the student is enrolled in school; the borrower is responsible for the interest on unsubsidized Stafford Loans regardless of school attendance. The student has the option to defer payment on the principal and interest while enrolled in school. Repayment on Stafford Loans begins six months after the date the student ceases enrollment. The loan may be paid back to the lender over the course of up to 10 years or longer. Both graduate and undergraduate students may apply for Stafford Loans. During fiscal year 2008, Stafford Loans represented approximately 67% of our revenue.

Federal Pell Grants are generally awarded based on need only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2008, Pell Grants represented approximately 9% of our revenue.

During fiscal year 2008, all other Title IV programs represented less than 1% of our revenue.

International

Government financial aid funding for students enrolled in our international institutions generally is not widely available.

Domestic High School

The online schools that Insight Schools operates under contractual arrangements are tuition-free to students and families and no financial aid is required. These schools are governed and overseen by either a school district or other state education authority, or an independent charter school board. We receive funds for products and services rendered to operate online schools under detailed service agreements with that governing authority. Online public schools are typically funded by state or local governments on a per student basis.

Regulatory Environment

Domestic Postsecondary

Regulatory provisions in the U.S. significantly affect our domestic operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, and costs of doing business. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

The Higher Education Act of 1965, as reauthorized by the Higher Education Opportunity Act, and the related regulations govern all higher education institutions participating in U.S. Title IV federal financial aid programs. The Higher Education Act was reauthorized by the Higher Education Opportunity Act through September 30, 2013 by Congress and signed into law by the President on August 14, 2008. The Higher Education Act mandates specific additional regulatory responsibilities for each of the following:

•	the accrediting agencies recognized by the Department of Education;

•	the federal government through the Department of Education; and

•	state higher education regulatory bodies.

All higher education institutions participating in Title IV programs must be accredited by an accrediting body recognized by the Department of Education. The Department of Education periodically reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. In the course of other discussions with the Department of Education, we were informed that we likely will be the subject of an ordinary course, focused program review during fiscal 2009.

University of Phoenix and Western International University currently meet the requirements for Title IV participation. As eligible institutions, University of Phoenix and Western International University must comply with Title IV regulatory requirements. The most significant requirements are summarized below.

Eligibility and Certification Procedures.  The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007 University of Phoenix submitted its Title IV program participation recertification application to the Department of Education. We have been collaborating with the Department of Education regarding the University of Phoenix recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the Department of Education. Our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

Student Loan Defaults.  To remain eligible to participate in Title IV programs, educational institutions must maintain an appropriate student loan cohort default rate. The Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. The cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2008 the Department of Education published the cohort default rates for the 2006 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2006 and defaulted prior to September 30, 2007.

If an educational institution’s cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. If an institution’s cohort default rate exceeds 25% for three consecutive years or exceeds 40% in any one year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal year periods 2006, 2005 and 2004 were as follows:

	Year Ended September 30,
	2006	2005	2004

University of Phoenix	7.2%	7.3%	7.5%
Western International University	27.4%	11.4%	5.6%
All proprietary postsecondary institutions(1)	9.7%	8.2%	8.6%

(1)	Information published by the U.S. Department of Education.

The University of Phoenix cohort default rate has ranged from approximately 4% to 7.5% over the past 13 years. We anticipate that the 2007 University of Phoenix cohort default rate for the period ending September 30, 2008 will be higher than in prior periods, but lower than 10%. However, this cohort default rate is not yet finalized and could exceed 10%. This expected increase in the rate is the result of our transitioning associate’s degree students from Western International University to University of Phoenix beginning in April 2006 and the general expansion of the University of Phoenix associate’s degree program. Student loan default rates tend to be higher in our associate’s degree student population than in our bachelor’s and graduate degree student populations. Should the University of Phoenix cohort default rate exceed 10%, we do not expect a significant impact on our operations or financial condition since the resulting delay of up to 30 days in the disbursement of Title IV funds would apply only to the first disbursement to first time borrowers in a first year undergraduate program. The total amount of these first disbursements during fiscal year 2008 that would have been affected by this delay was less than 10% of our fiscal year 2008 revenues.

The recent increase in Western International University’s cohort default rate is due to the enrollment of associate’s degree students in Western International University from September 2004 through March 2006. With the transition of the associate’s degree program to University of Phoenix in April 2006, we anticipate a decrease in student loan defaults for Western International University beginning in the 2007 cohort default rate reporting period ending September 30, 2008. We do not expect that the consequences to us of Western International University’s 27.4% cohort default rate will be material.

We have implemented initiatives to mitigate the increased risk of student loan defaults for University of Phoenix and Western International University students. We have dedicated resources focused on assisting the students who are at risk of default. These dedicated resources contact students and offer assistance, which includes providing students with specific loan repayment information, lender contact information and attempts to transfer these students to the lender to resolve their delinquency. In addition, we have refined and improved our student retention programs, resulting in improved student retention rates. Accordingly, we believe that the increase in cohort default rates for University of Phoenix arising from the increased proportion of associate’s degree students will be significantly less pronounced than it was for Western International University.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008. As modified, effective for the federal fiscal year 2009 cohort, the measuring period for the cohort default rate will be increased to the end of the second year after a student first enters repayment, rather than the end of the first year following the commencement of repayment. Accordingly, the cohort default rate for the 2009 cohort will measure the percentage of students entering student loan repayment during the year ended September 30, 2009 who default on their student loans prior to September 30, 2011.

The Higher Education Opportunity Act also increased the cohort default rate thresholds for imposition of penalties for the federal fiscal year 2009 cohort as follows:

•	The single-year 10% cohort default rate trigger, which would result in a required 30-day delay in disbursing loan proceeds to first year, first time borrowers, will be increased to 15%;

•	The three-year 25% cohort default rate trigger, which would result in Title IV ineligibility, will be increased to 30% per year for three consecutive years; and

•	The single-year 40% cohort default rate trigger, which would result in Title IV ineligibility, is unchanged.

We cannot at this point predict the impact of this change, including whether the increase in cohort default rates due to the additional one year measuring period will exceed the increases in permitted cohort default rate levels for imposition of penalties.

Administrative Capability.  The Higher Education Act directs the Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may allow the Department of Education to determine that the institution lacks administrative capability and, therefore, may be subject to additional scrutiny or denied eligibility for Title IV programs.

Standards of Financial Responsibility.  Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The three tests measure primary reserve, equity, and net income ratios by using information from the institution’s audited financial statements. These ratios take into account the total financial resources of the school. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring and other consequences, and the institution may continue to participate as a financially responsible institution for up to three years. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department of Education. As of August 31, 2008 and 2007, Apollo’s composite score was 2.7 and 2.6, respectively.

Limits on Title IV Program Funds.  The Title IV regulations define the types of educational programs offered by an institution that qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year, as defined by the Department of Education. An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credit hours. Most of University of Phoenix’s and Western International University’s degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credit hours and, therefore, qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of corporate training programs and certain certificate and continuing professional education programs. These programs are paid for directly by the students or their employers.

Restricted Cash.  The Department of Education places restrictions on excess Title IV program funds collected for unbilled tuition and fees transferred to University of Phoenix, Western International University or IPD Client Institutions. If an institution holds excess Title IV program funds with student authorization, the institution must maintain, at all times, cash in its bank account (not an escrow account) in an amount at least equal to the amount of funds the institution holds for students.

The “90/10 Rule.”  A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to for profit institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a for profit institution will be ineligible to participate in Title IV programs if it derives more than 90% of its cash basis revenue, as defined pursuant to the Higher Education Act and Department of Education regulations, from Title IV programs for any two consecutive fiscal years. An institution that derived more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification and will be subject to possible additional sanctions by the Department of Education. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. University of Phoenix’s and Western International University’s percentages were 82% and 50%, respectively, for the fiscal year ended August 31, 2008. In May 2008, the Ensuring Continued Access to Student Loans Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for certain students, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits could increase the amount of Title IV program funds used or deemed to be used by students to satisfy tuition, fees and other costs incurred, which may increase the proportion of our revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing the exclusion from the calculation of the 90/10 Rule amounts received arising from the increased annual loan limits between July 1, 2008 and July 1, 2011. The Act makes additional changes to the 90/10 Rule calculation that will have the effect, if any, of reducing the proportion of revenue deemed to be from Title IV programs. Because there are various uncertainties about the manner in which these changes to the calculation should be implemented, we calculated the above percentages without regard to the temporary relief or other changes. As a result, we believe if we took into account the temporary relief and other changes the above percentages may be reduced by an immaterial amount.

Compensation of Representatives.  The Higher Education Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Title IV regulations provide safe harbors for activities and arrangements that an institution may carry out without violating the Higher Education Act, which include, but are not limited to, the payment of fixed compensation (annual salary), as long as that compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. University of Phoenix, Western International University, and IPD believe that their current methods of compensating enrollment counselors and financial aid staff comply with the Title IV regulations. See Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, regarding the Incentive Compensation False Claims Act lawsuit.

Authorizations for New Locations.  University of Phoenix and Western International University are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization or for exempting the institution entirely from formal state licensure or approval. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. University of Phoenix and Western International University are currently authorized to operate in all states in which they have physical locations.

The Higher Learning Commission requires University of Phoenix and Western International University to obtain its prior approval before it is permitted to expand into new locations to conduct instructional activities.

Branching and Classroom Locations.  The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by University of Phoenix and Western International University. The Department of Education requires that the institution notify the Department of Education of each location prior to disbursing Title IV program funds to students at that location. University of Phoenix and Western International University have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV funds to students attending any new location.

Change of Ownership or Control.  A change of ownership or control, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could trigger recertification by the Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission.

The Department of Education has adopted the change of ownership and control standards used by the U.S. federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the SEC, or a change in the identity of a controlling shareholder of the Apollo Group, University of Phoenix and/or Western International University may cease to be eligible to participate in Title IV programs until recertified by the Department of Education. Under some circumstances, the Department of Education may continue the institution’s participation in the Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFP are presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. See Item 1A, Risk Factors — Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders. Moreover, University of Phoenix, Western International University and CFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership, The Higher Learning Commission may seek to evaluate the effect of such a change on the continuing operations of University of Phoenix, Western International University and CFP.

New Department of Education Reporting and Disclosure requirements.  The Higher Education Opportunity Act includes various provisions aimed at the rising cost of postsecondary education and other efforts for more transparency. Beginning July 1, 2011, the Department of Education will publish national lists disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage increases.

Department of Education Audits and Other Matters.  From time to time as part of the normal course of business, University of Phoenix and Western International University are subject to periodic program reviews and audits by regulating bodies as a result of their participation in Title IV programs. On December 22, 2005, the Department of Education’s Office of Inspector General issued an audit report on its review of University of Phoenix’s policies and procedures for the calculation and return of Title IV funds. The Office of Inspector General concluded that University of Phoenix had policies and procedures that provided reasonable assurance that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The Office of Inspector General did conclude, however, that University of Phoenix did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from September 1, 2002 through December 7, 2004. Since December 8, 2004, University of Phoenix has adopted the methodologies deemed appropriate by the Department of Education. On November 3, 2006, the Department of Education issued a preliminary audit determination letter concerning University of Phoenix’s administration of the Title IV federal student aid programs regarding this matter and requested University of Phoenix to conduct a file review of all students who received Title IV funds and for whom a return of funds calculation was performed, or should have been performed, during the period from March 1, 2004 through December 7, 2004. On June 7, 2007, University of Phoenix responded to the preliminary audit determination letter request with results of the file review. On January 10, 2008, the Department of Education issued a final audit determination letter regarding the return of Title IV funds. As of August 31, 2007, University of Phoenix had accrued $3.7 million related to the refund liability and in the second quarter of fiscal year 2008 recorded an additional charge of $0.5 million. Under the final audit determination letter, University of Phoenix returned approximately $4.2 million for the recalculated Title IV funds, which included the repayment of interest and special allowance of approximately $0.5 million, as calculated by the Department of Education as of February 29, 2008, which satisfied our obligation under the final audit determination letter.

U.S. federal regulations require institutions and third-party servicers to submit annually to the Secretary of Education their student financial aid compliance audit, prepared by an independent auditor, no later than six months after the last day of the institution’s or third-party servicer’s fiscal year. University of Phoenix and Western International University have timely submitted their respective fiscal year 2007 annual student financial aid compliance audits. The IPD student financial aid compliance audit for fiscal year 2007 was submitted late in June 2008. We do not expect this late submission to have a material adverse effect on our business, financial position, results of operations, or cash flows.

During an internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations being performed by the University of Phoenix and Western Internal University systems may have failed to properly identify students who should have been placed on financial aid suspension. Additionally, we determined that we may have been inadvertently disbursing certain funds under one minor Federal grant program. These matters have been self-reported to the U.S. Department of Education and are pending further action. We have accrued our best estimate of the losses that may arise from these compliance issues in our consolidated financial statements as of August 31, 2008. Such amount is not material for separate disclosure.

International

Governmental regulations in foreign countries significantly affect our international operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. Changes in or new interpretations of applicable laws, rules, or regulations in the foreign jurisdictions in which we operate could have a material adverse effect on our accreditation, authorization to operate, permissible activities, and costs of doing business outside of the U.S. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on our international operations. See Accreditation and Jurisdictional Authorizations, above, and Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

Domestic High School

The online public schools that Insight Schools operates under contractual arrangements are subject to state regulations that authorize or restrict Insight Schools’ ability to operate such schools. Insight Schools operates programs that are designed to comply with state educational and fiscal standards. Each state independently determines its own requirements, and Insight Schools must modify its program as required. Several states mandate compulsory proctored examinations, which Insight Schools administers at rented locations. In addition, there are state laws and regulations applicable to online public schools that directly impact our business by restricting online public school growth and funding, and indirectly affect our business by affecting online public schools’ ability to receive government funding. Finally, to the extent an online school obtains federal funds, such as through a grant program or financial support dedicated for the education of low-income families, these schools then become subject to additional federal regulation. For additional information on regulations related to online public schools, see Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

State Laws Authorizing or Restricting Online Public Schools.  The authority to operate an online public school is dependent on the laws and regulations of each state. Laws and regulations vary significantly from one state to the next and are constantly evolving.

The online public schools that Insight Schools operates under contractual arrangements are often governed and overseen by either a school district or other state education authority, or a not-for-profit charter school board. We receive funds for products and services rendered to operate online schools under detailed service agreements with that governing authority. Online public schools are typically funded by state or local governments on a per student basis. An online school that fails to comply with the state laws and regulations applicable to it may be required to repay these funds and could become ineligible for receipt of future state funds.

To be eligible for state funding, some states require that the charter for an online school be held by a not-for-profit entity exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The schools must then be operated exclusively for charitable educational purposes, and not for the benefit of private, for-profit management companies. The board or governing authority of the not-for-profit entity must retain ultimate accountability for the school’s operations to retain its tax-exempt status. It may not delegate its responsibility and accountability for the school’s operations. Accordingly, our contractual arrangements with these online schools must be structured to ensure the full independence of the not-for-profit’s board and preserve the board’s ability to exercise its fiduciary obligations to operate an online public school. If our contracts or course of performance causes the IRS to successfully challenge a not-for-profit entity’s status as exempt under Section 501(c)(3), the school may be rendered ineligible to hold the charter and receive public funds and may be required to refund previous payments.

States have additional laws and regulations for online public schools concerning faculty requirements, benefit regulations, background checks and reporting criminal activity including child abuse or neglect, among other requirements.

Regulations Restricting Online Public School Growth and Funding.  As a new public schooling alternative, some state and regulatory authorities have elected to proceed cautiously with online public schools while providing opportunities for taxpayer families seeking this alternative. Regulations that control the growth of online public schools range from prescribing the number of schools in a state to limiting the percentage of time students may receive instruction online. Funding regulations can also have an impact.

Federal and State Grants.  We have worked with certain entities to secure public and grant funding that flows to online public schools that we serve. These grants are awarded to the not-for-profit entity that holds the charter of the online public school on a competitive basis in some instances and on an entitlement basis in other instances. Grants awarded to public schools and programs — whether by a federal or state agency or nongovernmental organization — often include reporting requirements, procedures, and obligations.

Federal Laws and Regulations Applicable to Education Programs.  Some of the online public schools we serve may receive federal funds under Title I (funding for education of children from low-income families), Title II (funding for the professional development of teachers), Title III (funding for technology programs), Title VII (funding for bilingual education programs) and Title X (start-up funding for charter schools) of the Elementary and Secondary Education Act. The schools must comply with applicable federal laws and regulations to remain eligible for receipt of federal funds. The schools we manage could lose all or part of these funds if they fail to comply with the applicable statutes or regulations, if the federal authorities reduce the funding for the programs or if the schools are determined to be ineligible to receive funds under such programs. Under the terms of our contractual arrangements, we assist online public schools in fulfilling these reporting requirements.

Four primary federal laws are directly applicable to the day-to-day provision of educational services we provide to online public schools:

•	No Child Left Behind Act;

•	Individuals with Disabilities Education Act;

•	Section 504 of the Rehabilitation Act of 1973; and

•	Family Educational Rights and Privacy Act.

If we fail to comply with any federal or state laws, we could be determined ineligible to receive funds from federal programs or face criminal or civil penalties. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

Other Matters

We file annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the Public Reference Room. The Securities and Exchange Commission maintains a website that contains annual, quarterly and current reports that issuers file electronically with the Securities and Exchange Commission. The Securities and Exchange Commission’s website is http://www.sec.gov.

Our website address is www.apollogrp.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

If any of the following risks are realized, our business, financial condition, cash flow or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

Risks Related to the Control Over Our Voting Stock

Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders.

Dr. John G. Sperling, our Executive Chairman of the Board and Founder, and his son, Mr. Peter V. Sperling, our Vice Chairman of the Board, control the John Sperling Voting Stock Trust and the Peter Sperling Voting Stock Trust. Dr. Sperling, Mr. Sperling and the two trusts collectively own 100% of our voting securities, the Apollo Group Class B common stock. Through their individual holdings and their control of these trusts, Dr. Sperling, or Dr. Sperling and Mr. Sperling together, control the election of all members of our Board of Directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Apollo Group Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders, except in certain limited circumstances. In the event of Dr. Sperling’s passing, control of the John Sperling Voting Stock Trust, which holds a majority of the outstanding Apollo Group Class B common stock, will be exercised by a majority of three successor trustees: Mr. Sperling, Terri Bishop, an executive officer of Apollo, and Darby Shupp, an employee of an entity affiliated with Dr. Sperling. No assurances can be given that the Apollo Group Class B shareholders will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders. In addition, the control of 100% of our voting stock by Dr. Sperling and Mr. Sperling could make it difficult for a third party to acquire voting control of us.

We are a “Controlled Company” as defined in Rule 4350(c) of the Marketplace Rules of the NASDAQ Stock Market LLC, since more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of Marketplace Rule 4350, including that:

•	our Board be composed of a majority of Independent Directors (as defined in Marketplace Rule 4200);

•	the compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and

•	nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee composed solely of independent directors.

However, Marketplace Rule 4350(c)(2) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”). In addition, Internal Revenue Code Section 162(m) requires that a compensation committee of outside directors (within the meaning of Section 162(m)) approve stock option grants to executive officers in order for us to be able to claim deductions for the compensation expense attributable to such stock options. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, a Compensation Committee and a Nominating and Governance Committee composed entirely of independent directors.

The charters for the Compensation, Audit and Nominating and Governance Committees have been adopted by the Board of Directors and are available on our website, www.apollogrp.edu. These charters provide, among other items, that each member must be independent as such term is defined by the applicable rules of the NASDAQ Stock Market LLC and the Securities and Exchange Commission.

Risks Related to the Highly Regulated Industry in Which We Operate

U.S. Operations

If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to U.S. federal student loans and grants for our students.

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations subject University of Phoenix and Western International University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”) to significant regulatory scrutiny. We collected approximately 77% of our 2008 revenues from receipt of Title IV funds.

These regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) independent accrediting agencies recognized by the U.S. Secretary of Education; and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change and are subject to interpretation, particularly where they are crafted for traditional, standard term-based schools rather than our non-term academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

From time to time we identify inadvertent compliance deficiencies that we must address and, where appropriate, report to the Department of Education. Such reporting, even in regard to a minor compliance issue, could result in a more significant compliance review by the Department or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address.

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could do one or more of the following:

•	impose monetary fines or penalties;

•	limit or terminate our operations or ability to grant degrees and diplomas;

•	restrict or revoke our accreditation, licensure or other approval to operate;

•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	require repayment of funds received under Title IV programs or state financial aid programs;

•	require us to post a letter of credit with the Department of Education;

•	subject our schools to heightened cash monitoring by the Department of Education;

•	transfer us from the Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department of Education;

•	subject us to other civil or criminal penalties; and

•	subject us to other forms of censure.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic and adverse decline in revenue and we would be unable to continue our business as it currently is conducted.

The recent reauthorization of the federal Higher Education Act, signed by the President in August 2008, includes substantially increased reporting and other requirements which may impair our reputation and adversely affect our enrollments. In addition, not all of these new requirements are clear on their face. Our failure to accurately interpret these new requirements may subject us to penalties and other sanctions imposed by the Department of Education.

The Higher Education Opportunity Act, enacted on August 14, 2008, extends the Higher Education Act through September 30, 2013. Among other things, the Higher Education Opportunity Act imposes more than 100 new reporting requirements. Beginning July 1, 2011, the Department of Education will publish national lists disclosing various statistics including the top five percent in each of nine institutional categories with the highest college costs and largest percentage increases. If University of Phoenix or Western International University is highlighted negatively on one or more of these lists, our reputation may be impaired and our enrollments may be adversely affected. In addition, many of the Higher Education Opportunity Act provisions will be further specified in regulations promulgated by the Department of Education. The Department of Education currently is evaluating which provisions in the law should be the subject of regulation. This regulatory process may impose additional or apparently different reporting and other requirements on institutions that participate in Title IV programs. It will be some time before the Department of Education determines which provisions of the Higher Education Opportunity Act will be the subject of administrative rulemaking and issues final rules. In the interim, the uncertainty about various requirements of the Higher Education Opportunity Act will remain. Any failure by us to properly interpret the effect of the Higher Education Opportunity Act could subject us to the consequences, penalties and other sanctions imposed by the Department of Education discussed in the preceding risk factor, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The prospect of such sanctions may cause us to conservatively interpret the Higher Education Opportunity Act’s requirements pending interpretive guidance, which may limit our flexibility in operating our business.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs may be impaired.

A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. The Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the SEC, or a change in the identity of a controlling shareholder of the Apollo Group, University of Phoenix and/or Western International University

may cease to be eligible to participate in Title IV programs until recertified by the Department of Education. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the Department of Education may continue an institution’s participation in the Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFP is presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. Moreover, University of Phoenix, Western International University and CFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership of Apollo Group, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on the continuing operations of University of Phoenix, Western International University and CFP.

Substantially all of our voting stock is owned and controlled by Dr. John Sperling and Mr. Peter Sperling. We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by Dr. Sperling or Mr. Sperling, including a transfer that may occur or be deemed to occur upon the death of one or both of Dr. Sperling or Mr. Sperling. Dr. and Mr. Sperling have established voting stock trusts and other agreements with the intent to maintain the Company’s voting stock in such a way as to prevent a change of ownership or control upon either’s death, but we cannot assure you that these arrangements will have the desired effect.

If regulators do not approve our acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs may be impaired.

When we acquire an institution that participates in Title IV programs, we must seek approval from the Department of Education and most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the Department of Education standards can result in the temporary suspension of the institution’s participation in the Title IV programs unless a timely and materially complete application for recertification is filed with the Department of Education and the Department of Education issues a temporary certification document. If we are unable to obtain approvals from the state agencies, accrediting agencies or Department of Education for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

If we are not recertified to participate in Title IV programs by the Department of Education, we would lose eligibility to participate in Title IV programs.

University of Phoenix and Western International University are eligible and certified to participate in Title IV programs. Although University of Phoenix’s current certification for Title IV programs expired in June 2007, University of Phoenix submitted its Title IV program recertification application to the Department of Education in March 2007 and we have been collaborating with the Department of Education regarding the University of Phoenix recertification application. As we continue to supply additional follow-up information based on requests from the Department of Education, our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. Western International University’s current certification for Title IV programs expires in June 2009 and we will seek recertification before its certification expires. Generally, the recertification process includes a review by the Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If one of our institutions is not recertified, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The Higher Education Act was recently reauthorized by the Higher Education Opportunity Act through September 30, 2013 by Congress and signed into law by the President on August 14, 2008. Changes to the Higher Education Act are likely to result from any further reauthorization and, possibly, from any extension of the remaining provisions of the Higher Education Act, but at this time we cannot predict all of the changes that the U.S. Congress will ultimately make. Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our institutions or students to participate in Title IV programs could have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students. We cannot assure you that one or more private organizations would be willing or able to provide sufficient loans to students attending one of our schools or programs, or that the interest rate and other terms of such loans would be as favorable as Title IV program loans or acceptable to our students and therefore our enrollment could be materially adversely affected. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to expend substantial effort and resources to improve these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we begin to experience a substantial increase in our student loan default rates.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort and increase the threshold rates that trigger penalties. We cannot at this point predict the impact of this change, which will be effective with the reporting of the 2009 cohort default rates in September 2012.

If we lose our eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business, financial condition, results of operations and cash flows. See the discussion of student loan cohort default rates, including the changes enacted by the Higher Education Opportunity Act, in Item 1, Business — Regulatory Environment — Domestic Postsecondary — Student Loan Defaults, which discussion is incorporated by this reference.

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission, one of the six regional accrediting agencies recognized by the Secretary of Education. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render our schools and programs ineligible to participate in Title IV programs and would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

University of Phoenix and Western International University are authorized to operate and to grant degrees or diplomas by the applicable state agency of each state where such authorization is required and where we maintain a campus. In addition, several states require University of Phoenix to obtain separate authorization for the delivery of distance education to residents of those states. Such state authorization is required for the campus located in the state or, in the case of states that require it, for University of Phoenix Online to offer postsecondary education and, in either case, for students at the on-campus operations or University of Phoenix Online to be eligible to participate in Title IV programs. The loss of such authorization would preclude the on-campus operations or University of Phoenix Online from offering postsecondary education and render students ineligible to participate in Title IV programs at least at those state campus locations or, in states that require it, at University of Phoenix Online and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs.

If our schools eligible to participate in Title IV programs fail to maintain “administrative capability” as defined by the Department of Education, those schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. The Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have a student loan cohort default rate above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•	refer to the Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

Furthermore, if our schools eligible to participate in Title IV programs fail to demonstrate “financial responsibility” under the Department of Education’s regulations, those schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Limitations on, or termination of, participation in Title IV programs as a result of the failure to demonstrate financial responsibility would limit students’ access to Title IV program funds, which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business, financial condition, results of operations and cash flows. See the discussion of financial responsibility in Item 1, Business — Regulatory Environment — Domestic Postsecondary — Standards of Financial Responsibility, which discussion is incorporated by this reference.

Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high.

Under a provision of the Higher Education Act commonly referred to as the “90/10 Rule,” as revised by the Higher Education Opportunity Act, a for-profit institution would no longer be eligible to participate in Title IV programs if, it derived more than 90% of its cash-basis revenues, as defined pursuant to the Higher Education Act and Department of Education regulations, from Title IV programs for any two consecutive fiscal years. An institution that violates this 90/10 Rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for a period of not less than two institutional fiscal years. An institution that derived more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification and will be subject to possible additional sanctions by the Department of Education. If an institution violated the 90/10 Rule and became ineligible to participate in Title IV programs but continued to disburse Title IV program funds, the Department of Education would require the institution to repay all Title IV program funds received by the institution after the effective date of the loss of eligibility. University of Phoenix’s and Western International University’s percentages were approximately 82% and 50%, respectively for the year ended August 31, 2008. In May 2008, the Ensuring Continued Access to Student Loans Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for certain students, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits will increase the amount of Title IV program funds used by students to satisfy tuition, fees and other costs incurred, which will increase the proportion of our revenue from Title IV programs. However, the Higher Education Opportunity Act excludes from the calculation of the 90/10 Rule the amounts received from these increased annual loan limits between July 1, 2008 and July 1, 2011, providing some temporary relief. Absent any extension of this temporary relief, our 90/10 percentages will increase when the exclusion of these funds from the calculation expires in 2011. If we become ineligible to participate in Title IV federal student financial aid programs, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will be subject to sanctions if we fail to calculate and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid for 5% or more of students sampled on the institution’s annual compliance audit, generally within 45 days of the date the school determines that the student has withdrawn, we may have to post a letter of credit in favor of the Department of Education or otherwise be subject to adverse actions by the Department of Education, which could increase our cost of regulatory compliance and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we pay impermissible commissions, bonuses, or other incentive payments to individuals involved in certain recruiting, admission, or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the Department of Education determined that our compensation practices violated these standards, the Department of Education could subject us to monetary fines, penalties, or other sanctions. Any substantial fine, penalty, or other sanction could have a material adverse effect on our business, financial condition, results of operations and cash flows. In 2004, we settled for $9.8 million a pending review by the Department of Education relating to these types of compensation arrangements.

Increased scrutiny by various governmental agencies regarding relationships between student loan providers and educational institutions and their employees have produced significant uncertainty concerning restrictions applicable to the administration of the Title IV loan programs and the funding for those programs which, if not satisfactorily or timely resolved, could result in increased regulatory burdens and costs for us and could adversely affect our student enrollments.

During 2007 and 2008, student loan programs, including the Title IV programs, have come under increased scrutiny by the Department of Education, Congress, state attorneys general, and other parties. Issues that have received extensive attention include allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, questionable incentives given by lenders to some schools and school employees, allegations of deceptive practices in the marketing of student loans, and schools leading students to use certain lenders. Several institutions and lenders have been cited for these problems and have paid several million dollars in the aggregate to settle those claims. The practices of numerous other schools and lenders are being examined by government agencies at the federal and state level. We have cooperated with various state agencies and attorneys general regarding their investigations on student loan practices and do not anticipate any adverse consequences to us as a result of these investigations. As a result of this scrutiny, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV loan volume from schools, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, may adversely affect our student enrollments, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

If IPD’s Client Institutions were sanctioned due to non-compliance with Title IV requirements, we could suffer adverse impacts on our business.

IPD provides to its Client Institutions numerous consulting services in exchange for a contractual share of the Client Institutions’ tuition revenue. If one or more Client Institutions were sanctioned for noncompliance with Title IV requirements and such sanction(s) were to have a material adverse effect on enrollments and tuition revenue of such Client Institutions, IPD may no longer provide services to such Client Institutions, and it could have a material adverse effect on our business.

The online public high schools that Insight Schools operates under contractual arrangements are subject to uncertain regulatory implications that could materially and adversely affect Insight Schools’ business. These risks include the following:

•	Online public schools are relatively new, and enabling legislation varies widely among states. Enabling legislation is often ambiguous and subject to discrepancies in interpretation by regulatory authorities. The failure of the online public schools Insight Schools serves to comply with applicable government regulations, both state and federal, could result in a loss of funding and an obligation to repay funds previously received.

•	States have laws and regulations for public schools, including online public schools, concerning faculty requirements, benefit regulations, background checks and reporting criminal activity including child abuse, among other requirements. The failure of the online public schools Insight Schools serves to comply with such state regulations could result in penalties or other liability.

•	Failure to comply with applicable government procurement rules may void Insight Schools’ contractual agreements.

•	Our ability to satisfy the regulatory requirements in one or more states may limit our ability to expand our Insight Schools business and realize the benefits of greater scale.

The operation of some of the online public schools Insight Schools serves depends on the maintenance of the authorizing charter and compliance with applicable laws. If these charters are not renewed or are otherwise terminated by the charter granting authority, or a school ceases to maintain its status as a not-for-profit, exempt from federal taxation under Internal Revenue Code Section 501(c)(3), whether because of Insight Schools’ involvement or otherwise, Insight Schools’ contract with the school could be terminated and Insight Schools may be subject to a claim for damages. In addition, if a state’s charter school statute is not reauthorized, Insight Schools’ contract with a charter school in that state would be terminated.

The complexity of regulatory environments in which we operate has increased and may continue to increase our costs, and failure to comply with applicable laws and regulations could have a material adverse effect on our business.

Our business is subject to increasingly complex corporate governance, public disclosure, accounting and tax requirements and environmental legislation that have increased both our costs and the risk of noncompliance. Because our Class A common stock is publicly traded, we are subject to certain rules and regulations for federal, state and financial market exchange entities (including the SEC and NASDAQ). We continue to evaluate and update our policies and procedures in response to corporate scandals and laws enacted by Congress. Without limiting the generality of the foregoing, we are subject to, and required to comply with, the provisions of the Sarbanes-Oxley Act of 2002 (including, among other things, the development of policies and procedures designed to satisfy the provisions thereof regarding internal control over financial reporting, disclosure controls and procedures and certification of financial statements appearing in periodic reports) and we have a compliance function which develops policies and monitors compliance with laws (including, among others, privacy laws, export control laws, rules and regulations of the Office of Foreign Asset Controls and the Foreign Corrupt Practices Act). Our effort to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities. If we fail to comply with applicable laws and regulations, our business, financial condition, results of operations and cash flows could be adversely affected.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Non-U.S. Operations

Our non-U.S. operations are subject to regulatory requirements of the applicable country in which we operate, and our failure to comply with these requirements may result in substantial monetary liabilities, fines and penalties and a loss of authority to operate.

We operate physical and online educational institutions in Canada, Chile, Mexico, the Netherlands and elsewhere, and are actively seeking further expansion in other countries. Our operations in each of the relevant foreign jurisdictions are subject to educational and other regulations, which may differ materially from the regulations applicable to our U.S. operations.

Risks Related to Our Business

If we are unable to successfully conclude the litigation, governmental investigations and inquiries pending against us, our business, financial condition, results of operations and cash flows could be adversely affected.

We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws and the federal False Claims Act. The U.S. District Court for the District Court of Arizona recently vacated a judgment for damages against us in a securities class action, and plaintiffs have appealed to the Ninth Circuit Court of Appeals. We are awaiting trial in a qui tam action against us alleging violations of the federal securities laws and the federal False Claims Act. In addition, certain government agencies are conducting inquiries regarding us, including the U.S. Department of Justice and the Internal Revenue Service. We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and employment matters. Refer to Note 17, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K for further discussion of pending litigation and other proceedings.

We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition, results of operations and cash flows.

While we continue in our efforts to cooperate with the government investigations, we cannot predict the duration or outcome of the investigations, and the investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The government investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive, or criminal proceedings against us and/or our current or former directors, officers or employees; the imposition of fines and penalties; suspensions and/or other remedies and sanctions.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. Over the past three years, our growth has been predominately in our associate’s degree programs. If we are not able to sustain our growth rate in the associate’s degree programs, or fail to transition this growth to our bachelor’s degree, advanced degree and other potential new programs, our business could be adversely affected. In addition, growth and expansion of our international and high school operations may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

If we cannot maintain student enrollments, our results of operations may be adversely affected.

Our strategy for growth and profitability depends, in part, upon managing attrition rates as well as increasing student enrollments in our schools and programs. Attrition rates are often due to factors outside our control. Many students face financial, personal, or family constraints that require them to withdraw from the school or the program. If we are unable to control the rate of student attrition, the overall enrollment levels are likely to decline. Also, to attract more students, we must develop and implement marketing and student recruitment programs, which may not succeed. If we cannot maintain and increase student enrollments, including retention of students in one or more degree programs, our business, financial condition, results of operations and cash flows may be adversely affected.

Our financial performance depends on our ability to continue to develop awareness among, and recruit and retain students.

Building awareness of our schools and the programs we offer is critical to our ability to attract prospective students. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the cost and effectiveness of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	inability to continue to recruit, train and retain quality certified teachers;

•	student or employer dissatisfaction with our services and programs;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	tuition rate reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that students derive from our programs; and

•	litigation or regulatory investigations that may damage our reputation.

If the proportion of our students who are enrolled in our associate’s degree programs continues to increase, we may experience increased cost and reduced margins.

In recent years, the proportion of our Degreed Enrollment composed of associate’s degree students has increased and may continue to increase in the future. We have experienced certain effects from this shift, such as an increase in our student loan cohort default rate. If this mix shift continues, we may experience additional consequences, such as higher cost per start, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the so-called 90/10 Rule, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results.

The significant uncertainty about the asset portfolios of companies in both the U.S. and worldwide financial services sector, dramatic volatility in trading markets and recent failures and near failures of financial institutions may adversely impact our investment portfolio and investment returns.

The recent failures, bankruptcies, rescues and distressed acquisitions of previously highly rated financial institutions such as Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), American International Group, Inc., Lehman Brothers Holdings Inc., The Bear Stearns

Companies Inc., Merrill Lynch & Co., Inc., Washington Mutual Savings Bank and Wachovia Corporation, indicate a possibly dramatic realignment of companies in the financial services sector and reflect the market’s lack of a clear understanding of the financial health of financial institutions. Many widely-held investments previously rated investment grade have declined in value precipitously and unexpectedly in recent months, resulting in substantial trading and investment losses for corporate and other investors. In order to avoid these risks, investors have favored securities issued or guaranteed by the U.S. government, which has resulted in reduced yields on these and other investments considered to be lower risk. Although we generally employ a conservative investment strategy, we may incur investment losses as a result of these unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries currently are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. and other key economies may be in or heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events may reduce the demand for our programs among students and the willingness of employers to sponsor educational opportunities for their employees, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults. See Risks Related to the Highly Regulated Industry in Which We Operate — Student loan defaults could result in the loss of eligibility to participate in Title IV programs, above.

The current unprecedented disruptions in the credit and equity markets worldwide may impede or prevent our access to the capital markets for additional funding to expand or operate our business and may affect the availability or cost of borrowing under our existing credit facilities.

The credit and equity markets of both mature and developing economies have experienced extraordinary volatility, asset erosion and uncertainty in the last several months, leading to governmental intervention in the banking sector in the U.S. and abroad on an unprecedented scale. Until these market disruptions diminish, we may not be able to access the capital markets to obtain funding needed for expansion of our business in furtherance of our strategic plan. In addition, changes in the capital or other legal requirements applicable to commercial lenders may affect the availability or increase the cost of borrowing under our principal credit facility. If we are unable to obtain needed capital in this manner on terms acceptable to us, we may have to limit our growth initiatives or take other actions that materially adversely affect our business, financial condition, results of operations and cash flows.

Our principal credit agreement limits our ability to take various actions.

Our principal credit agreement limits our ability to take various actions, including paying dividends, repurchasing shares and acquiring and disposing of assets or businesses. Accordingly, to the extent we have outstanding borrowings under our credit agreement in the future, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our shareholders. Our principal credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any covenants contained in our credit agreement could result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. As of August 31, 2008, we had no outstanding borrowings under our principal credit facility.

If we do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.

We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult students for particular programs and also serve to increase our reputation among high-profile employers. If we are unable to develop new relationships, or if our existing relationships deteriorate or end, our efforts to seek these sources of potential working adult students will be impaired, and this could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology; if we fail to keep pace or fail in implementing or adapting to new technologies, our business, financial condition, results of operations and cash flows may be adversely affected.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be certified by the Department of Education. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.

Establishing new academic programs or modifying existing programs requires us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to increase the number of students or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our business, financial condition, results of operations and cash flows could be adversely affected.

We have invested and continue to invest significant resources in information technology, which is a key element of our business strategy. Our information technology systems and tools could become impaired or obsolete due to our action or failure to act. For instance, we could install new information technology without accurately assessing its costs or benefits, or we could experience delayed or ineffective implementation of new information technology. Similarly, we could fail to respond in a timely or sufficiently competitive way to future technological developments in our industry. Should our action or failure to act impair or otherwise render our information technology less effective, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Capacity constraints of our computer networks and changes to the acceptance and regulation of online programs could have a material adverse effect on our ability to recruit and retain students and grow our online programs.

Our schools and the schools to which we provide services, including their online campuses, intend to increase student enrollments, and more resources will be required to support this growth, including additional faculty, admissions, academic, and financial aid personnel. This growth may place a significant strain on the operational resources of these schools and restrict our ability to recruit and retain students and grow our online programs.

Our success depends, in part, on our ability to expand the content of programs, develop new programs in a cost-effective manner, maintain good standing with our regulators and accreditors, and meet our students’ needs in a timely manner. The expansion of our online programs and the development of new programs may not be accepted by students or the online education market. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use, may result in less demand for online educational services, in which case we may not be able to recruit and retain students and grow our online programs as planned. The failure to recruit and retain students and grow our online programs may have a material adverse effect on our business, financial condition, results of operations and cash flows.

System disruptions and security threats to our computer networks could have a material adverse effect on our ability to attract and retain students.

The performance and reliability of our computer network infrastructure at our schools, including our online programs, is critical to our reputation and ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks, including those that host our online programs, may cause network outages and may damage our reputation and disrupt our online and on-ground operations. Our two existing data centers in Phoenix, Arizona are not currently geographically dispersed, which increases the risk of network outages and operations disruptions. We are currently constructing a third data center that is approximately 30 miles from our existing data centers and is served by a different electrical utility and power grid. We expect this third data center to be operational in 2009.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.

We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our educational institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If a substantial number of our students cannot secure Title IV loans as a result of decreased lender participation in the Title IV programs or if lenders increase the costs or reduce the benefits associated with the Title IV loans they provide, we could be materially adversely affected.

The cumulative impact of recent regulatory and market developments and conditions has caused some lenders to cease providing Title IV loans to students, including some lenders that have previously provided Title IV loans to our students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they provide. We and other schools have had to modify student loan practices in ways that could result in higher administrative costs. If the costs of their Title IV loans increase, some students may decide not to take out loans and not enroll in a postsecondary institution. In May 2008, the Ensuring Continued Access to Student Loans Act was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

•	extends authorization for the Department of Education to purchase Title IV loans from lenders through June 30, 2010, thereby providing capital to the lenders to enable them to continue making Title IV loans to students;

•	increases the annual and aggregate loan limits on federal student loans; and

•	permits the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.

We cannot predict if this legislation will be effective in ensuring students’ access to Title IV loans. If a substantial number of lenders cease to participate in the Title IV loan programs, increase the costs of student access to such programs, or reduce the benefits available under such programs, our students may not have access to such loans, which could cause our enrollments to decline and have a material adverse effect on our business, financial condition, results of operations and cash flows.

A substantial decrease in private student financing options, including Title IV programs, or a significant increase in financing costs for our students, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of alternative student loans have also experienced recent increases in default rates. Adverse market conditions for private student loans could result in lenders reducing the attractiveness and/or decreasing the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs, or may seek lower cost alternatives.

In addition, increasing interest rates as a result of the current consumer credit environment could also contribute to higher default rates with respect to students’ repayment of funds and private loans. Higher default rates may, in turn, adversely impact the willingness of private lenders to make private loan programs available to students who attend our schools. Private lenders could also require that our schools pay them new or increased fees in order to provide alternative loans to prospective students.

A significant number of states in which our schools operate have faced budget constraints that have caused or may cause them to reduce state appropriations in a number of areas. These states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any future reductions in financial aid will be or how long any such reductions will persist.

If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face intense competition in the postsecondary education market.

Postsecondary education in our existing and new market areas is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Some of our competitors, both public and private, have substantially greater financial and other resources than we have. Our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. In addition, many of our competitors have begun to offer distance learning and other online education programs. As the online and distance learning segment of the postsecondary education market matures, the intensity of competition is expected to increase. This intense competition could adversely affect our business, financial condition, results of operations and cash flows.

Our expansion into new markets outside the United States, if successful, will subject us to risks inherent in international operations.

As part of our growth strategy, through Apollo Global, Inc., our consolidated 80.1% owned joint venture, we intend to acquire or establish campuses or universities outside the United States. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	complexity of operations across borders;

•	compliance with foreign regulatory environments;

•	currency exchange rate fluctuations;

•	monetary policy risks, such as inflation, hyperinflation and deflation;

•	price controls or restrictions on exchange of foreign currencies;

•	potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	expropriation of assets by local governments;

•	multiple and possibly overlapping and conflicting tax laws;

•	compliance with United States regulations such as the Foreign Corrupt Practices Act;

•	potential unionization of employees under local labor laws; and

•	acts of war, epidemics and natural disasters.

We may experience movements in foreign currency exchange rates which could negatively affect our operating results.

As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our investments in auction rate securities are subject to market risks which may cause losses and affect the liquidity of these investments.

As of August 31, 2008, we had $26.8 million of principal invested in auction rate securities that experienced failed auctions. Approximately $16.8 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry AA credit ratings for the underlying issuer and at least an A credit rating for the insurers. The remaining $10.0 million are invested in securities collateralized by student loans, which are rated AAA and are guaranteed by the U.S. government. Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days. Auction-rate securities “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, auction-rate securities auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support auction-rate securities and many auction-rate securities auctions have failed. As of August 31, 2008, we recorded a $1.6 million unrealized pre-tax loss on these securities. If the global credit market continues to deteriorate and broker-dealers do not renew their support of auctions for auction rate securities, the liquidity of our auction-rate securities investments may be further impacted and we may be required to record further declines in value of these investments.

We may not be able to successfully identify, pursue or integrate acquisitions; acquisitions may result in additional debt or dilution to our shareholders.

As part of our growth strategy, we are actively considering acquisition opportunities in the U.S. and worldwide. We have acquired and expect to acquire additional proprietary educational institutions that complement our strategic direction, some of which could be material. Any acquisition involves significant risks and uncertainties, including:

•	inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures;

•	distraction of management’s attention from normal business operations;

•	challenges retaining the key employees of the acquired operation;

•	insufficient revenue generation to offset liabilities assumed;

•	expenses associated with the acquisition; and

•	unidentified issues not discovered in our due diligence process, including commitments and/or contingencies.

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our financial condition, results of operations and cash flows, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a relatively new type of school, online public high schools that Insight Schools operates under contractual arrangements are subject to uncertain funding implications and operational issues that could materially and adversely affect Insight Schools’ business. These risks include the following:

•	Insight Schools’ revenues are derived principally from taxpayer funded sources. Accordingly, the availability of continued funding for Insight Schools’ business is subject to the availability of tax revenue and the political process and is not predictable.

•	Insight Schools faces intense competition from traditional public and private high schools and increasing competition from other online public school operators.

•	Insight Schools’ contracts with the online public schools it serves are subject to periodic renewal. The renewal of some state contracts may be subject to a statutory competitive bidding process. The renewal of contracts with charter schools must be approved by the school’s independent board.

•	Highly qualified teachers are critical to the success of Insight Schools’ learning system. If Insight Schools is not able to continue to recruit, train and retain quality certified teachers, Insight Schools’ curriculum might not be effectively delivered to students, compromising their academic performance and Insight Schools’ reputation with the online public schools Insight Schools serves.

•	If student performance falls or parent and student satisfaction declines, a significant number of students may not remain enrolled in an online public school that Insight Schools serves.

•	The poor performance or misconduct of other online public school operators could tarnish the reputation of all online public school operators.

•	If we are unable to effectively expand into additional states, whether due to regulatory constraints or otherwise, we may not realize the benefits of greater scale and the spreading of fixed costs over a larger revenue base.

The schools Insight Schools contracts with and serves are governed by independent governing bodies who may shift their priorities or change objectives in ways adverse to Insight Schools.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill and other indefinite-lived intangible assets associated with any of our reporting units in the future.

In accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we review our goodwill and other indefinite-lived intangible asset balances for impairment on at least an annual basis through the application of a fair-value-based test. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If our estimates or related assumptions change in the future, we may be required to record non-cash impairment charges for these assets. In the future, if we are required to significantly write down the carrying value of goodwill associated with any of our reporting units in accordance with SFAS 142, our operating results and the market price of our common stock may be materially adversely affected.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, trade secrets, domain names and contractual agreements to protect our proprietary rights. We rely on trademark protection in the United States and select foreign jurisdictions to protect our rights to various marks as well as distinctive logos and other marks associated with our services. We also rely on agreements under which we obtain intellectual property or license rights to own or use content developed by faculty members, content experts and other third-parties. We cannot assure you that these measures are adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not terminate our license rights or infringe upon or otherwise violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use, duplicate or copy the proprietary aspects of our student recruitment and educational delivery methods, curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We may become party to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may allege that we have not obtained sufficient rights in the content of a course or other intellectual property. Third parties may also raise claims against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or our students may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our investment portfolio is sensitive to interest rate changes and a significant decrease in interest rates could adversely impact the performance of our investment portfolio.

As of August 31, 2008, we held $895.6 million in cash and cash equivalents, restricted cash and cash equivalents and marketable securities. A decrease in interest rates of more than one percentage point could result in a significant reduction in the income we receive from these assets. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in the rate of return we receive on our investments. Therefore, the lower interest rates and the possibility of future Federal Funds Rate reductions, among other things, may significantly reduce our investment income in the future.

If students fail to pay their outstanding balances, our business may be harmed.

Students may carry balances on portions of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved for bad debts could have a material adverse effect on our business.

Terrorist attacks and other acts of violence or war, natural disasters or breaches of security could have an adverse effect on our operations.

Terrorist attacks and other acts of violence or war, hurricanes, earthquakes, floods, tornados and other natural disasters or breaches of security at our physical campuses could disrupt our operations. Terrorist attacks and other acts of violence or war, natural disasters or breaches of security that directly impact our physical facilities or ability to recruit and retain students and employees could adversely affect our ability to deliver our programs to our students and, thereby, adversely affect our results of operations. Furthermore, terrorist attacks and other acts of violence or war, natural disasters or breaches of security could adversely affect the economy and demographics of the affected region, which could cause significant declines in the number of students who attend our schools in that region and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Use of Incorrect Measurement Dates for Stock Option Grants and the Restatement of our Consolidated Financial Statements

The matters relating to an investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and governmental enforcement actions.

A Special Committee of our Board of Directors (the “Special Committee”), with the assistance of independent legal counsel and forensic accountants, conducted in 2006 an independent review of our historical practices related to stock option grants (the “Independent Review”). Based on the Independent Review and our internal review of every stock option grant since our initial public offering (the “Internal Review”), we determined that incorrect measurement dates had been used for financial accounting purposes for many stock option grants made during the period June 1994 through August 2006. As a result, we recorded additional share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we restated certain previously issued financial statements as set forth in our Annual Report on Form 10-K for the year ended August 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended May 31, 2006, November 30, 2006 and February 28, 2007.

The Internal Review, the Independent Review and related activities resulted in substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business; and could in the future harm our business, financial condition, results of operations and cash flows.

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

We did not historically maintain effective controls over our activities related to accounting for tax liability under Internal Revenue Code Section 162(m). In connection with the administration of our stock option plans, we may have claimed deductions with respect to compensation attributable to the exercise of certain stock options, which may not qualify as performance-based compensation under Section 162(m). As a result of this control deficiency, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under Section 162(m). We have accrued our best estimate, representing the high end of our estimated potential exposure, with respect to uncertain tax positions, including interest for the taxable years fiscal year 2003 through fiscal year 2007 (which are currently our only open years subject to adjustment for federal tax purposes) of approximately $47.6 million as of August 31, 2008. Our taxable years 2003 — 2005 are the subject of an Internal Revenue Service Audit, in connection with which we have agreed to extend the statute of limitations. The ultimate amount we will be required to pay to settle all of our tax liabilities for prior years may differ from the amount accrued. For prior periods where a liability existed and where the statute of limitations has expired, the accrual relating to that period has been reversed in the period in which the statute expired.

We are subject to the oversight of the Securities and Exchange Commission and other regulatory agencies, and investigations by those agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.

As a result of this government regulation and oversight, we may be subject to legal and administrative proceedings. For example, during fiscal year 2007, we were the subject of a Securities and Exchange Commission inquiry and a Department of Justice investigation related to our historical stock option grant practices. We devoted a substantial amount of senior executive time and incurred significant legal costs in connection this inquiry and our related internal review. The Securities and Exchange Commission has notified us that it has closed its inquiry without recommending enforcement action and we are informed by counsel that the Department of Justice investigation no longer is active. The costs of responding to, and the publicity surrounding investigations or enforcement actions by the Securities and Exchange Commission or the Department of Justice, even if ultimately resolved favorably for us, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 1B —	Unresolved Staff Comments

None.

Item 2 —	Properties

As of August 31, 2008, we utilized 385 facilities, the majority of which were leased. As of August 31, 2008, we were obligated to lease approximately 7.0 million square feet and owned approximately 1.0 million square feet, as follows:

			Leased		Owned		Total
Segment	Location	Type	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties

University of Phoenix	United States	Office	726,098	8	0	0	726,098	8
		Dual Purpose	5,150,041	243	0	0	5,150,041	243

			5,876,139	251	0	0	5,876,139	251
	International	Office	3,455	1	0	0	3,455	1
		Dual Purpose	103,078	4	0	0	103,078	4

			106,533	5	0	0	106,533	5
Apollo Global	International	Office	3,557	1	0	0	3,557	1
		Dual Purpose	99,733	13	351,061	23	450,794	36

			103,290	14	351,061	23	454,351	37
Insight Schools	United States	Office	30,457	8	0	0	30,457	8
		Dual Purpose	0	0	0	0	0	0

			30,457	8	0	0	30,457	8
Other Schools	United States	Office	35,192	2	0	0	35,192	2
		Dual Purpose	277,987	62	0	0	277,987	62

			313,179	64	0	0	313,179	64
Corporate	United States	Office	567,989	17	599,664	3	1,167,653	20

	Total		6,997,587	359	950,725	26	7,948,312	385

Dual purpose space includes office and classroom facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 0.9 million square feet will be leased in 2009.

Item 3 —	Legal Proceedings

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 17, Commitments and Contingencies, Pending Litigation and Settlements and Regulatory and Other Legal Matters, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

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

The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the Nasdaq Global Select Market.

	High	Low

2007
First Quarter	$52.89	$33.70
Second Quarter	48.56	38.26
Third Quarter	49.22	42.92
Fourth Quarter	64.01	47.23
2008
First Quarter	$80.38	$53.82
Second Quarter	80.64	61.38
Third Quarter	60.93	41.21
Fourth Quarter	65.50	44.26

Holders

As of August 31, 2008, there were approximately 275 registered holders of record of Apollo Group Class A common stock and four registered holders of record of Apollo Group Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Although we are permitted to pay dividends on our Apollo Group Class A and Apollo Group Class B common stock, subject to the satisfaction of applicable financial covenants in our principal credit facility, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Apollo Group Class B common stock in an identical manner as follows: holders of our Apollo Group Class A common stock and Apollo

Group Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the foreseeable future. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plan Information,” which is incorporated herein by reference.

Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase shares of Apollo Group Class A common stock. The share repurchases under these programs for the three months ended August 31, 2008 have been as follows:

			Total Number
			of Shares
			Repurchased as
			Part of	Maximum
			Publicly	Value of
	Total # of	Average	Announced	Shares
	Shares	Price Paid	Plans or	Available for
(Numbers in thousands, except per share data)	Repurchased	per Share	Programs	Repurchase

Treasury stock as of May 31, 2008	29,978	$59.50	29,978	$45,638
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(7)	59.50	—	—

Treasury stock as of June 30, 2008	29,971	$59.50	29,978	$45,638
New authorizations	—	—	—	454,362
Shares repurchased	—	—	—	—
Shares reissued	(338)	59.50	—	—

Treasury stock as of July 31, 2008	29,633	$59.50	29,978	$500,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(97)	59.50	—	—

Treasury stock as of August 31, 2008	29,536	$59.50	29,978	$500,000

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Group Class A common stock relative to the cumulative total returns of University of Phoenix Online, the S&P 500 index and a customized peer group of five companies that includes: Career Education Corp., Corinthian Colleges Inc., Devry Inc., ITT Educational Services Inc., and Strayer Education Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2003, and its relative performance is tracked through August 31, 2008. The value shown for University of Phoenix Online common stock is shown through August 27, 2004, the date of its conversion to Apollo Group Class A common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc., University of Phoenix Online,
The S&P 500 Index And A Peer Group

*$100 invested on 8/31/03 in stock and index-including reinvestment of dividends.
Fiscal year ending August 31.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	8/03	8/04	8/05	8/06	8/07	8/08
Apollo Group, Inc.	100.00	121.74	122.77	78.37	91.57	99.39
University of Phoenix Online	100.00	129.66
S&P 500	100.00	111.46	125.45	136.59	157.27	139.75
Peer Group	100.00	68.66	81.60	73.22	112.47	113.32

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 —	Selected Consolidated Financial Data

The following selected consolidated financial data and operating statistics are qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The statement of income data for fiscal years 2008, 2007, and 2006, and the balance sheet data as of August 31, 2008 and 2007, were derived from the audited consolidated financial statements, included herein. Diluted income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits. We restated the financial results of prior periods in our Annual Report on Form 10-K for 2006. Our annual report on Form 10-K for 2006 included a restated Consolidated Balance Sheet as of August 31, 2005 and related Consolidated Statements of Income for fiscal years 2005 and 2004. The Consolidated Balance Sheet as of August 31, 2004 has been restated, but such restated data have not been audited and are derived from our books and records.

	As of August 31,
($ in thousands)	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash and cash equivalents and marketable securities	$511,459	$392,681	$408,728	$458,646	$915,462
Restricted cash and cash equivalents	384,155	296,469	238,267	227,102	78,413

Total assets	$1,860,412	$1,449,863	$1,283,005	$1,281,548	$1,487,750

Current liabilities	$865,609	$743,835	$595,756	$566,745	$525,239
Long-term liabilities	148,638	72,188	82,876	80,583	67,546
Minority interest	11,956	—	—	—	—
Total shareholders’ equity	834,209	633,840	604,373	634,220	894,965

Total liabilities and shareholders’ equity	$1,860,412	$1,449,863	$1,283,005	$1,281,548	$1,487,750

	Year Ended August 31,
($ in thousands)	2008	2007	2006	2005	2004

Statements of Income:
Net revenue	$3,140,931	$2,723,793	$2,477,533	$2,251,114	$1,800,047

Costs and expenses:
Instructional costs and services	1,370,878	1,237,491	1,109,584	952,474	781,437
Selling and promotional	805,395	659,059	544,706	485,451	383,800
General and administrative	215,192	201,546	153,004	98,642	84,326
Goodwill impairment	—	—	20,205	—	—
Share-based compensation(1)	—	—	—	16,895	100,283

Total costs and expenses	2,391,465	2,098,096	1,827,499	1,553,462	1,349,846

Income from operations	749,466	625,697	650,034	697,652	450,201
Interest income and other, net	33,388	31,600	18,054	16,787	16,305

Income before income taxes and minority interest	782,854	657,297	668,088	714,439	466,506
Provision for income taxes	(306,927)	(248,487)	(253,255)	(286,506)	(186,421)
Minority interest, net of tax	598	—	—	—	—

Net income	$476,525	$408,810	$414,833	$427,933	$280,085

(1)	Share-based compensation in fiscal years 2005 and 2004 is related to the fiscal year 2004 conversion of the University of Phoenix Online stock options into Apollo Group Class A stock options.

	Year Ended August 31,
($ in thousands, except per share data)	2008	2007	2006	2005	2004

Common Stock and Earnings per Share Data:
Income attributed to Apollo Group common stock:
Net income	$476,525	$408,810	$414,833	$427,933	$280,085
Stock dividends paid(1)	—	—	—	—	(114,155)
Net income attributed to University of Phoenix Online common shareholders	—	—	—	—	(24,195)

Net income attributed to Apollo Group common shareholders	$476,525	$408,810	$414,833	$427,933	$141,735

Income attributed to University of Phoenix Online common stock:
Net income					$24,195
Stock dividends paid(1)					114,155

Net income attributed to University of Phoenix Online common shareholders					$138,350

Earnings per share attributed to Apollo Group common stock:
Diluted income per share	$2.87	$2.35	$2.35	$2.30	$0.79

Diluted weighted average shares outstanding	165,870	173,603	176,205	186,066	178,914

Earnings per share attributed to University of Phoenix Online common stock:
Diluted income per share					$8.10

Diluted weighted average shares outstanding					17,074

(1)	Stock dividends paid in fiscal year 2004 are related to the fiscal year 2004 conversion of the University of Phoenix Online common stock outstanding into Apollo Group Class A common stock.

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us,” or “our”), our operations, and our present business environment. The MD&A is provided as a supplement to — and should be read in conjunction with — our consolidated financial statements and the accompanying notes (“Notes”). The following overview provides a summary of the sections included in our MD&A:

•	Executive Summary — a general description of our business and the education industry, as well as key highlights of the current year.

•	Critical Accounting Policies and Estimates — a discussion of our significant accounting policies that require critical judgments and estimates.

•	Results of Operations — an analysis of our results of operations in our consolidated financial statements. We operate primarily in one business sector: education. Except to the extent that differences among our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.

Executive Summary

Apollo Group, Inc. is one of the world’s largest private education providers and has been in the education business for more than 30 years. We offer innovative and distinctive educational programs and services at the high school, undergraduate and graduate levels online and on-campus through our wholly-owned subsidiaries, The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”), and Insight Schools, Inc. (“Insight Schools”), and through our 80.1% owned subsidiary, Apollo Global, Inc. (“Apollo Global”). We recently established a new Canadian institution, Meritus University (“Meritus”), which began operations in September 2008.

Our Degreed Enrollment for the quarter ended August 31, 2008 was 362,100. Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

Our aggregate New Degreed Enrollment for the four quarters in fiscal year 2008 was 288,200. New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program or Western International University associate’s degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree program), as well as any individual student who started a program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus) are not included in Degreed Enrollment or New Degreed Enrollment. In April 2006, we began enrolling the majority of new students for our associate’s degree programs in University of Phoenix. From September 2004 through March 2006, we enrolled most new associate’s degree students in Western International University.

Domestic Postsecondary Education

The domestic non-traditional education industry is a significant and growing component of the postsecondary education market, which was estimated to be a more than $373.0 billion industry in 2006, according to the Digest of Education Statistics published in 2007 by the U.S. Department of Education’s National Center for Education Statistics. According to the same study, in 2005, over 6.8 million, or 39%, of all students enrolled in higher education programs were over the age of 24, and enrollment in degree-granting institutions between 2006 and 2016 is expected to increase approximately 30% for students aged 25 to 34 and 7% for those 35 and over. These students would not be classified as traditional (i.e., living on campus, supported by parents and not working full-time). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, reflecting the rapidly expanding knowledge-based economy in the U.S.

International Education

There were approximately 132 million students enrolled in postsecondary education worldwide and global government education expenditures totaled the equivalent of $2.0 trillion in 2004, according to the Global Education Digest 2007 published by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics. This does not include capital expenditures on private education, which are difficult to track, though acknowledged by United Nations Educational, Scientific and Cultural Organization to be growing around the world.

We believe that private education is playing a critical role in advancing development of education, specifically higher education and lifelong learning, in many countries around the world. While primary and secondary education outside the U.S. are still funded mainly through government expenditures, we believe that postsecondary education outside of the U.S. is experiencing governmental funding constraints that create opportunities for a broader private sector role. The International Finance Corporation of the World Bank reported in May 2008 that governments around the world are embracing private sector participation as a way to increase quality and efficiency.

Domestic High School Education

According to the Department of Education’s National Center for Education Statistics, based on data from 2005, there are approximately 20 million high school-age students in the U.S. Throughout the nation, nearly five million high school-age children are not enrolled in school and the high school dropout rate averages 25.3% across the nation based on the average freshman graduation rate. These statistics are illustrative of the large number of high school-age children facing different challenges and with different needs in today’s environment.

Many parents and educators are seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1992 to provide an alternative to traditional public schools. As of May 2008, over 1.2 million students attend over 4,300 charter schools in 40 states and the District of Columbia, according to the National Alliance for Public Charter Schools. At the same time, acceptance of online learning initiatives has increased. Online schools can offer a comprehensive curriculum and flexible delivery model; therefore, we believe that a growing number of families will pursue online public schools as an attractive public school alternative. We believe there is a significant opportunity for a high-quality, trusted, national education provider to serve online public schools.

During fiscal year 2008, we experienced the following significant events:

1.	Enrollment and Net Revenue Growth — We achieved 12.1% growth in average quarterly Degreed Enrollment for the fiscal year ended August 31, 2008 as compared to fiscal year ended August 31, 2007, which, coupled with selective tuition price increases, depending on geographic area and program, were the primary factors contributing to a 15.3% increase in net revenue over the same period.

2.	Apollo Global — On October 22, 2007, we formed a joint venture with Carlyle, called Apollo Global, Inc., to pursue investments in the international education services industry. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Apollo Global is consolidated in our financial statements. As of August 31, 2008, total cash contributions made to Apollo Global were $61.0 million, of which $48.9 million was funded by us.

In the third and fourth quarters of fiscal year 2008, Apollo Global completed its first two acquisitions, Universidad de Artes, Ciencias y Comunicación (“UNIACC”) and related entities on March 28, 2008, and Universidad Latinoamericana, S.C. (“ULA”) and its related entity on August 4, 2008. Apollo Global purchased 100% of UNIACC for cash, assumed debt, and a future payment based on a multiple of earnings. Apollo Global purchased a 65% ownership interest in ULA for cash and assumed debt.

Please refer to Note 3, Acquisitions and Joint Venture, in Item 8, Financial Statements and Supplementary Data, for further discussion.

3.	Aptimus — On October 29, 2007, we completed the acquisition of all outstanding common stock of online advertising company Aptimus, Inc. Prior to the acquisition, Aptimus operated as a results-based advertising company that distributed advertisements for direct marketing advertisers across a network of third-party web sites. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands. We have integrated Aptimus as part of our corporate marketing function. Please refer to Note 3, Acquisitions and Joint Venture, in Item 8, Financial Statements and Supplementary Data, for further discussion.

4.	Securities Class Action — In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments occurred on August 4, 2008 as part of our post-trial motions, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. The plaintiffs’ brief is due on December 15, 2008, and the defendants’ brief is due on January 13, 2009.

In the second quarter of fiscal year 2008, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million and was estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval which included our estimate of damages based on the verdict, our estimate of potential amounts we expected to reimburse our insurance carriers, our estimate of future defense costs and legal and other professional fees incurred during the second quarter of fiscal year 2008. At that time, we elected to record the mid-point of the range because under statistically valid modeling techniques, the mid-point of the range was a more likely estimate than other points in the range, and was the point at which there was an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.

In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $219.6 million, with the high end of the range including pre- and post-judgment interest through August 31, 2008. Damages, if any, will not be known until all court proceedings, including the plaintiffs appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.

5.	Bank Facility — On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. There were no outstanding borrowings under the Bank Facility as of August 31, 2008.

6.	Meritus — In May 2008, Meritus received approval from the New Brunswick Department of Post-Secondary Education, Training and Labour to offer its first three programs, thereby establishing degree-granting status in Canada. Meritus offers degree programs online to working professionals throughout Canada and abroad. Meritus began operations in September 2008.

7.	University of Phoenix Operating Realignment — During the third quarter of fiscal year 2008, we announced a management and reporting realignment within University of Phoenix. Historically, University of Phoenix on-campus operations have been managed by region and then by campus within each region. The global online operation was managed centrally. This realignment takes our online operation and shifts reporting responsibility to our regional management. University of Phoenix will retain an independently operating online campus under this new reporting structure. We believe this realignment will allow us to promote the sharing of common goals and best practices while maximizing efficiencies, and most importantly help us remain student focused.

8.	Changes in Management — On June 24, 2008, Brian E. Mueller resigned from his position as President and Director. Also, on June 24, 2008, our Board of Directors appointed Joseph L. D’Amico as interim President, in addition to serving as our Chief Financial Officer and Treasurer. On October 10, 2008, the Board determined that Mr. D’Amico would continue to serve as President and no longer would be deemed to be serving in an interim capacity. On July 7, 2008, our Board of Directors appointed Charles B. Edelstein as Chief Executive Officer and a Director, effective August 26, 2008.

9.	Academic Summary — In 2008, University of Phoenix published its first Academic Annual Report which contains a transparent look at a variety of ways in which University of Phoenix measures itself in relation to its mission and social agenda of access and inclusion. The report was created within the framework set forth in the report commissioned by U.S. Secretary of Education Margaret Spellings and issued in 2006, entitled “A Test of Leadership: Charting the Future of U.S. Higher Education,” focusing on access, accountability, quality, and affordability. The report is available on our University of Phoenix website at www.phoenix.edu.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Our critical accounting policies involve a higher degree of judgments, estimates and complexity, and are as follows:

Revenue Recognition

Our educational programs, primarily comprised of University of Phoenix programs, range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and as a part of employee compensation and related expenses within instructional costs and services. Total employee tuition benefits were $77.9 million, $63.8 million and $52.9 million for fiscal years 2008, 2007 and 2006, respectively.

The following table presents the most significant components of net revenue, and each component as percentage of total net revenue, for the fiscal years 2008, 2007 and 2006:

	Year Ended August 31,
($ in millions)	2008		2007		2006

Tuition and educational services revenue	$2,996.1	95%	$2,553.1	94%	$2,304.3	93%
Services revenue	77.7	3%	73.6	2%	74.4	3%
Online course material revenue	184.4	6%	161.0	6%	138.7	6%
Other revenue	43.9	1%	48.5	2%	65.5	2%

Gross Revenue	3,302.1	105%	2,836.2	104%	2,582.9	104%
Less: Discounts	(161.2)	(5)%	(112.4)	(4)%	(105.4)	(4)%

Net revenue	$3,140.9	100%	$2,723.8	100%	$2,477.5	100%

Tuition and educational services revenue encompasses both online and classroom-based learning. For our University of Phoenix and Western International University operations, tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. For our Apollo Global operations, tuition revenue is recognized over the length of the course, which is typically over a period of a semester. During certain periods of the year and in certain businesses, our revenue recognition considers holiday breaks such as Christmas and Thanksgiving.

For Insight Schools, which has recently expanded its operations in fiscal year 2008, we generate the majority of our tuition and educational services revenue through long-term contracts with various school districts or online charter schools that generally have terms that range from 5 to 10 years with provisions for renewal. The school districts and online charter schools are generally funded by state or local governments primarily on a per student basis. Revenue is recognized on a monthly basis in the period earned over the length of the school year, which is generally from September through June.

Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD, which provides these services in 21 states, typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized on a pro rata basis over the service period.

Online course material revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students.

Other revenue consist of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time it takes for a student to complete a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. This revenue is recognized as the services are provided.

Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, grants, and promotions.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period and the tuition price per credit hour.

Net revenue excludes any applicable state and city sales taxes. Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we look at the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from University of Phoenix or Western International University, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than our collection of receivables for students who remain in our educational programs. Management periodically evaluates the standard allowance estimation methodology for appropriateness and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.

For the purpose of sensitivity, a one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2008 would have resulted in a pre-tax change in income of $2.8 million. Additionally, if our bad debt expense were to change by one percentage point of total net revenue for the fiscal year ended August 31, 2008, we would have recorded a pre-tax change in income of approximately $31.4 million.

Marketable Securities

Marketable securities consist primarily of auction-rate securities, municipal bonds, U.S. government-sponsored enterprises, and corporate obligations. We account for marketable securities in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Auction-rate securities are investments with interest rates that reset periodically through an auction process. Auction-rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with amortized cost or par value due to interest rates which reset periodically, typically between 7 and 35 days. However, due to recent credit market tightening conditions, auction-rate securities began experiencing failed auctions in mid-February 2008 resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value. Please refer to Note 4, Marketable Securities, in Item 8, Financial Statements and Supplementary Data, for further discussion. Those marketable securities, which we have the ability and intent to hold until maturity, are classified as held-to-maturity and reported at amortized cost. Marketable securities with a maturity date greater than one year and our auction-rate securities instruments, due to the lack of liquidity, are classified as non-current. Interest and dividend income, including the amortization of any premium or discount, is included in interest income and other, net in our Consolidated Statements of Income.

As of August 31, 2008, our marketable securities totaled $28.3 million primarily consisting of $26.8 million of principal invested in auction-rate securities. In the fourth quarter of fiscal year 2008, we completed a fair value analysis of our auction-rate securities in response to the prolonged and continued lack of liquidity for these investments. Based on our analysis, we determined that our auction-rate securities carrying value exceeded the estimated fair value. As a result, we recorded an unrealized loss of $1.6 million ($1.0 million after-tax) on our auction-rate securities, with the offset included in accumulated other comprehensive loss in our Consolidated Balance Sheets. We determined the fair market value of our auction-rate securities using a discounted cash flow model that encompassed unobservable inputs including probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for these securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 basis points to the applicable discount rate. An increase of 100 basis points in our discount rate assumption would have caused an additional decline in the fair market value of approximately $0.4 million.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and assumed liabilities. Our goodwill is a result of our acquisitions of Aptimus, included in our University of Phoenix segment, UNIACC and ULA, included in our Apollo Global segment, Insight Schools, its own segment, and Western International University and CFP, included in our Other Schools segment. Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and primarily include foreign regulatory accreditations, designations and trademarks as a result of the UNIACC and ULA acquisitions. We assign indefinite lives to acquired trademarks, accreditations and designations that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible asset; and when we intend to renew the respective trademark, accreditation or designation and renewal can be accomplished at little cost. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. We perform our annual goodwill and indefinite lived intangible asset impairment tests, if applicable, as of August 31 for CFP and May 31 for University of Phoenix, UNIACC and ULA, Insight Schools and Western International University.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from two to 15 years.

At August 31, 2008 and 2007, we had total goodwill of $86.0 million and $29.6 million, respectively, and intangible assets of $23.1 million and $2.2 million, respectively.

Asset Impairments

•	Marketable Securities — Our marketable securities consist of available-for-sale securities, specifically auction-rate securities instruments, and held-to-maturity securities. We regularly review these securities for impairment based on criteria that include the extent to which the carrying value exceeds fair market value. For our auction-rate securities instruments, we use a discounted cash flow model to determine the fair market value of the instruments. For our held-to-maturity securities, which include municipal bonds, we use broker pricing services to determine the fair market value of the instruments. As of August 31, 2008, our held-to-maturity securities are not material to our Consolidated Balance Sheets and all held-to-maturity instruments outstanding as of August 31, 2007 either matured or were called at par value during fiscal year 2008. For all of our marketable securities, we consider several factors to determine if an other-than-temporary decline has occurred such as the market value of each individual security in relation to its cost basis, the financial condition of the investee, and our intent and ability to retain the investment for a sufficient period to allow for the recovery in any market value of the investment. Temporary declines in fair market value for our available-for-sale securities are recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets. Other-than-temporary declines in fair market value for our available-for-sale and held-to-maturity securities are recorded in our Consolidated Statements of Income.

•	Long-Lived Assets — In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. At August 31, 2008, we believe the carrying amounts of our long-lived assets are fully recoverable and no impairment exists.

•	Goodwill and Indefinite-Lived Intangible Assets — We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Our analysis may also include using market-based approach valuation techniques. To assess the reasonableness of our fair value analysis, when appropriate, we evaluate our results against other measurement indicators such as comparable company public trading values, analyst estimates and values observed in private market transactions. At the time of an acquisition, we allocate the goodwill and related assets to our respective reporting units. Please refer to Note 18, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for further discussion.

The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. To determine the fair value of these intangible assets, we use various valuation models, such as discounted cash flow analysis or the relief-from-royalty method.

Goodwill and indefinite-lived intangible assets are tested annually for impairment unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.

Accounting for Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

On September 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). This interpretation, among other things, prescribes a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. Upon adoption of FIN 48, we did not recognize an adjustment to our liability for unrecognized income tax benefits or make a cumulative adjustment to our beginning retained earnings; however, we reclassified our unrecognized tax benefits from income taxes payable to long-term liabilities in our Consolidated Balance Sheets.

Share-Based Compensation

On September 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), relating to SFAS 123(R), which we applied in our adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors, based on estimated fair values of the share award on the date of grant. We adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires compensation expense to be recorded for all share-based awards granted after September 1, 2005 and for all unvested stock options outstanding as of September 1, 2005. For all unvested options outstanding as of September 1, 2005, the remaining unrecognized compensation expense, based on the fair value as determined under the provisions of SFAS 123, will be recognized as share-based compensation in the Consolidated Statements of Income over the remaining vesting period. For share-based awards granted subsequent to September 1, 2005, compensation expense is based on the fair value as determined under the provisions of SFAS 123(R) and will be recognized in the Consolidated Statements of Income over the vesting period. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R).

In December 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107 to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for options granted to management in fiscal year 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of current awards.

SFAS 123(R) requires us to calculate the fair value of share-based awards on the date of grant. We use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

We used the following weighted average assumptions in the Black-Scholes-Merton option pricing model:

	Year Ended August 31,
	2008	2007	2006

Expected volatility	44.2%	32.7%	34.6%
Expected life (years)	4.2	4.2	5.9
Risk-free interest rate	2.9%	4.9%	4.8%
Dividend yield	0.0%	0.0%	0.0%

The assumptions that have the most significant affect on the fair value of the grants and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the Black-Scholes-Merton option pricing model assumptions would affect the weighted average per option fair values as of the grant date for grants made during fiscal year 2008:

	Expected Volatility
Expected Life (Years)	39.8%	44.2%	48.6%

3.7	$20.68	$22.48	$24.26
4.2	22.07	23.95	25.80
4.7	23.37	25.32	27.24

Results of Operations

We have included below a discussion of our operating results and significant items that explain the material changes in our operating results during the last three fiscal years ending August 31, 2008, 2007 and 2006.

The following table sets forth an analysis of our Consolidated Statements of Income for fiscal years 2008, 2007, and 2006:

				% of Net Revenue			% Change
	Year Ended August 31,			Year Ended August 31,			2008 vs.	2007 vs.
($ in millions)	2008	2007	2006	2008	2007	2006	2007	2006

Net revenue	$3,140.9	$2,723.8	$2,477.5	100.0%	100.0%	100.0%	15.3%	9.9%

Costs and expenses:
Instructional costs and services	1,370.9	1,237.5	1,109.6	43.6%	45.4%	44.8%	10.8%	11.5%
Selling and promotional	805.4	659.1	544.7	25.6%	24.2%	22.0%	22.2%	21.0%
General and administrative	215.2	201.5	153.0	6.9%	7.4%	6.2%	6.8%	31.7%
Goodwill impairment	—	—	20.2	—	—	0.8%	0.0%	(100.0)%

Total costs and expenses	2,391.5	2,098.1	1,827.5	76.1%	77.0%	73.8%	14.0%	14.8%

Income from operations	749.4	625.7	650.0	23.9%	23.0%	26.2%	19.8%	(3.7)%
Interest income and other, net	33.4	31.6	18.1	1.1%	1.1%	0.7%	5.7%	74.6%

Income before income taxes and minority interest	782.8	657.3	668.1	25.0%	24.1%	26.9%	19.1%	(1.6)%
Provision for income taxes	(306.9)	(248.5)	(253.3)	(9.8)%	(9.1)%	(10.2)%	23.5%	(1.9)%
Minority interest, net of tax	0.6	—	—	—	—	—	100.0%	0.0%

Net income	$476.5	$408.8	$414.8	15.2%	15.0%	16.7%	16.6%	(1.4)%

We categorize our expenses as instructional costs and services, selling and promotional, and general and administrative.

Instructional costs and services at University of Phoenix, Apollo Global, Insight Schools, and Other Schools consist primarily of costs related to the delivery and administration of our educational programs and include faculty compensation (full-time and contract), administrative compensation for departments that provide service directly and indirectly to the students, financial aid processing costs, costs for collections efforts, bad debt expense and costs of educational materials sold. Additionally, instructional costs include those costs such as rents and other occupancy costs, IT costs in support of student systems, and depreciation and amortization of property and equipment that support both the recruitment and retention of our students. Classroom facilities are primarily leased or, in some cases, are provided by the students’ employers at no charge to us. Instructional costs and services at IPD (included in Other Schools) consist primarily of program administration, student services, and classroom lease expense. Most of the other instructional costs for IPD-assisted programs, including faculty, financial aid processing, and other administrative salaries, are the responsibility of IPD’s Client Institutions. Tuition costs for all employees and their eligible dependants are recorded as a fringe benefit within instructional costs and services.

Selling and promotional costs consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed as incurred.

General and administrative costs consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs for departments such as executive management, information systems infrastructure, corporate accounting and finance, corporate human resources, and other departments that perform functions unrelated to the core business of recruiting and servicing our students.

Net Revenue

The following table presents net revenue by reportable segment, and net revenue for each reportable segment as percentage of total net revenue, for the fiscal years 2008, 2007 and 2006:

				% of Net Revenue
	Year Ended August 31,			Year Ended August 31,
($ in millions)	2008	2007	2006	2008	2007	2006

University of Phoenix	$2,987.7	$2,537.8	$2,074.4	95.2%	93.1%	83.7%
Apollo Global	13.4	—	—	0.4%	—	—
Insight Schools	7.5	2.0	—	0.2%	0.1%	—
Other Schools	122.5	182.6	402.1	3.9%	6.7%	16.2%
Corporate	9.8	1.4	1.0	0.3%	0.1%	0.1%

Net revenue	$3,140.9	$2,723.8	$2,477.5	100.0%	100.0%	100.0%

Fiscal Year 2008 compared to Fiscal Year 2007

Our net revenue increased 15.3%, primarily in our University of Phoenix segment, due to our 12.1% increase in average quarterly Degreed Enrollment and selective tuition price increases, depending on geographic area and program, which were partially offset by a continued shift in our student body mix to a higher percentage of students attending associate’s degree programs with lower tuition prices and an increase in scholarship and grant programs. The primary tuition price increase by program type was in our associate’s degree programs. In May 2007, we increased our associate’s degree tuition price by approximately 9%. Notwithstanding this tuition price increase, our associate’s degree programs have a lower tuition price than our other programs. We continued to experience a shift in our student body mix as our associate’s Degreed Enrollment represented 40.5% of our Degreed Enrollment at August 31, 2008, compared to 33.3% at August 31, 2007. In addition, our associate’s average quarterly Degreed Enrollment increased 37.9% in fiscal year 2008 compared to fiscal year 2007.

Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under our prior refund policy, if a student attended one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they attended two classes of a course, University of Phoenix earned 100% of the tuition for the course. This new refund policy applies to students in most states, as some states have their own mandated policies. University of Phoenix elected to change its refund policy because we believe it is a more reasonable policy from our students’ perspective.

In July 2008, University of Phoenix increased tuition approximately 10% for its associate’s degree programs and implemented selective tuition increases averaging 4% to 5%, depending on geographic area and program, for bachelor’s and master’s degree programs. The impact of these price changes on future net revenue and operating income will depend on several factors including, but not limited to, changes in enrollment, changes in student mix within programs and degree levels, and discounts.

Net revenue increased in our Apollo Global segment due to acquisitions. See Note 3, Acquisitions and Joint Venture, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Net revenue increased in our Insight Schools segment as a result of fiscal year 2008 including a full year of operating results following the acquisition of Insight Schools and an increase in the number of schools we were operating.

Net revenue decreased in our Other Schools segment both in dollars and as a percentage of consolidated net revenue due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004; however, in April 2006 (our third quarter of fiscal year 2006) we began offering the majority of new enrollments in our associate’s degree programs at University of Phoenix instead of Western International University.

Net revenue in Corporate increased as a result of our acquisition of Aptimus, which is discussed in Note 3, Acquisitions and Joint Venture, in Item 8, Financial Statements and Supplementary Data. We successfully integrated Aptimus into our marketing organization in fiscal year 2008. Upon acquisition and subsequent integration, a portion of our corporate marketing function generates revenue from Internet-based advertising activities performed for third-party customers.

Fiscal Year 2007 compared to Fiscal Year 2006

Our net revenue increased by 9.9% primarily due to our 10.5% increase in average quarterly Degreed Enrollment and selective tuition price increases, depending on geographic area and program, which were partially offset by a continued shift in our student body mix to a higher percentage of students attending associate degree programs with lower tuition prices. The primary tuition price increase by program type was in our associate’s degree programs. In May 2007, we increased our associate’s degree tuition price by approximately 9%. Notwithstanding this tuition price increase, our associate’s degree programs have a lower tuition price than our other programs. Accordingly, we continued to experience a shift in our student body mix as our associate’s Degreed Enrollment represented 33.3% of our Degreed Enrollment at August 31, 2007 compared to 26.2% at August 31, 2006. In addition, our associate’s average quarterly Degreed Enrollment increased 55.0% in fiscal year 2007 compared to fiscal year 2006.

Net revenue increased in our Insight Schools segment as result of our acquisition of Insight Schools in October 2006.

Net revenue at our Other Schools segment decreased both in dollars and as a percentage of consolidated net revenue due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004; however, in April 2006 (our third quarter of fiscal year 2006) we began offering the majority of new enrollments in our associate’s degree programs at University of Phoenix instead of Western International University.

Instructional Costs and Services

Instructional costs and services increased by 10.8% in fiscal year 2008 versus fiscal year 2007, and 11.5% in fiscal year 2007 versus fiscal year 2006. The following table sets forth the significant components of instructional costs and services:

				% of Net Revenue			% Change
	Year Ended August 31,			Year Ended August 31,			2008 vs.	2007 vs.
($ in millions)	2008	2007	2006	2008	2007	2006	2007	2006

Employee compensation and related expenses	$491.1	$424.4	$378.3	15.6%	15.6%	15.3%	15.7%	12.2%
Faculty compensation	272.5	236.9	212.3	8.7%	8.7%	8.6%	15.0%	11.6%
Classroom lease expenses and depreciation	214.2	205.2	194.3	6.8%	7.5%	7.8%	4.4%	5.6%
Other instructional costs and services	189.9	173.3	158.8	6.0%	6.4%	6.4%	9.6%	9.1%
Bad debt expense	104.2	120.6	101.0	3.3%	4.4%	4.1%	(13.6)%	19.4%
Financial aid processing costs	78.4	63.8	52.5	2.5%	2.3%	2.1%	22.9%	21.5%
Share-based compensation	20.6	13.3	12.4	0.7%	0.5%	0.5%	54.9%	7.3%

Instructional costs and services	$1,370.9	$1,237.5	$1,109.6	43.6%	45.4%	44.8%	10.8%	11.5%

Fiscal Year 2008 compared to Fiscal Year 2007

Instructional costs and services decreased 180 basis points as a percentage of net revenue primarily due to decreases as a percentage of net revenue in classroom lease expenses and depreciation, other instructional costs and services and bad debt expense.

Classroom lease expenses and depreciation decreased 70 basis points as a percentage of net revenue due to a larger percentage of our student body choosing to enroll in our online modality.

Other instructional costs and services decreased 40 basis points as a percentage of net revenue primarily due to lower negotiated contract costs from third-party vendors.

Bad debt expense decreased 110 basis points as a percentage of net revenue primarily due to a continued focus on front end collection efforts and improved student retention rates. Additionally, in the first quarter of fiscal year 2008, we performed a review of the components of bad debt expense and identified certain items that should have been classified as discounts or refunds (reduction of net revenue) as opposed to bad debt expense. No reclassification was made for prior periods as the amounts were not material to prior period financial statements and had no effect on reported net income. For the fiscal year 2007, our reported bad debt expense as a percentage of net revenue would have been lower by approximately 70 basis points as a result of this reclassification. Excluding the reclassification discussed above, we experienced a decrease in bad debt expense as a percentage of net revenue of 40 basis points.

During fiscal year 2008, we renegotiated our contract with our outsourced financial aid processing vendor. We expect these costs as a percentage of revenue to decrease beginning in fiscal 2009.

Fiscal Year 2007 compared to Fiscal Year 2006

Instructional costs and services increased 60 basis points as a percentage of net revenue primarily due to higher employee compensation and related expenses and an increase in bad debt expense.

Employee compensation and related expenses increased 30 basis points primarily to support the 10.5% increase in average quarterly Degreed Enrollments.

Bad debt expense increased 30 basis points as a result of higher days sales outstanding (38 days as of August 31, 2007 compared to 31 days as of August 31, 2006), longer receivable collection periods, and higher write-offs primarily from our associate’s degree program students.

Selling and Promotional Expenses

Selling and promotional expenses increased by 22.2% in fiscal year 2008 versus fiscal year 2007, and 21.0% in fiscal year 2007 versus fiscal year 2006. The following table sets forth the increases in significant components of selling and promotional expenses:

				% of Net Revenue			% Change
	Year Ended August 31,			Year Ended August 31,			2008 vs.	2007 vs.
($ in millions)	2008	2007	2006	2008	2007	2006	2007	2006

Enrollment counselors’ compensation and related expenses	$385.8	$320.3	$254.3	12.3%	11.8%	10.3%	20.4%	26.0%
Advertising	322.5	277.7	231.6	10.3%	10.2%	9.3%	16.1%	19.9%
Other selling and promotional expenses	93.5	58.0	56.5	2.9%	2.1%	2.3%	61.2%	2.7%
Share-based compensation	3.6	3.1	2.3	0.1%	0.1%	0.1%	16.1%	34.8%

Selling and promotional	$805.4	$659.1	$544.7	25.6%	24.2%	22.0%	22.2%	21.0%

Fiscal Year 2008 compared to Fiscal Year 2007

Selling and promotional expenses increased 140 basis points as a percentage of net revenue primarily due to an increase as a percentage of net revenue in enrollment counselors’ compensation and related expenses and other selling and promotional expenses.

Enrollment counselors’ compensation and related expenses increased 50 basis points as a percentage of net revenue primarily due to the hiring of additional enrollment counselors to support our growth during fiscal year 2008.

Other selling and promotional expenses increased 80 basis points as a percentage of net revenue primarily due to the acquisition of Aptimus that closed on October 29, 2007. We believe this acquisition, as discussed in Note 3, Acquisitions and Joint Venture, in Item 8, Financial Statements and Supplementary Data, will help us increase the effectiveness and efficiency of our advertising and branding efforts.

The overall increase in total selling and promotional expenses represents investments made to drive and support future growth of New Degreed Enrollment. In order to support future growth, we hired additional enrollment counselors in markets and segments where there is strong demand. We believe these additional hires are an investment in growing New Degreed Enrollment over time. Selling and promotional expenses per New Degreed Enrollment has increased as a result of a decrease in enrollment counselor effectiveness due to newly hired enrollment counselors. This trend of decreased effectiveness may continue; however, we believe our efforts and investments will help us reduce these costs as a percent of net revenue over the long-term (we are seeing some improvement in enrollment counselor turnover).

Fiscal Year 2007 compared to Fiscal Year 2006

Selling and promotional expenses increased 220 basis points as a percentage of net revenue primarily due to an increase as a percentage of net revenue in enrollment counselors’ compensation and related expenses and advertising expenses.

Enrollment counselors’ compensation and related expenses increased 150 basis point as a percentage of net revenue primarily due to the hiring of additional enrollment counselors.

Advertising costs increased 90 basis points as a percentage of net revenue as a result of our continued investment in Internet-based advertising campaigns and the launch of our nationally televised branding campaign.

We experienced a slight increase in our cost per New Degreed Enrollment. The hiring of additional enrollment counselors in the fourth quarter of fiscal year 2006 increased our enrollment counselor compensation and related expenses during fiscal year 2007.

General and Administrative Expenses

General and administrative expenses increased by 6.8% in fiscal year 2008 versus fiscal year 2007, and 31.7% in fiscal year 2007 versus fiscal year 2006. The following table sets forth the increases in significant components of general and administrative expenses:

				% of Net Revenue			% Change
	Year Ended August 31,			Year Ended August 31,			2008 vs.	2007 vs.
($ in millions)	2008	2007	2006	2008	2007	2006	2007	2006

Employee compensation and related expenses	$93.8	$71.9	$77.7	3.0%	2.6%	3.1%	30.5%	(7.5)%
Share-based compensation	29.4	37.6	13.0	0.9%	1.4%	0.5%	(21.8)%	189.2%
Legal, audit, and corporate insurance	25.8	15.5	13.3	0.8%	0.6%	0.6%	66.5%	16.5%
Administrative space and depreciation	24.8	21.1	21.8	0.8%	0.8%	0.9%	17.5%	(3.2)%
Other general and administrative expenses	41.4	55.4	27.2	1.4%	2.0%	1.1%	(25.3)%	103.7%

General and administrative	$215.2	$201.5	$153.0	6.9%	7.4%	6.2%	6.8%	31.7%

The items detailed below are included in the above table and are unusual in nature. We did not have any such unusual items during fiscal year 2008.

	Year Ended August 31,
($ in millions)	2008	2007	2006	Line Item Included in Above

Former CEO severance	$—	$—	$26.0	Employee compensation and related expense
Stock option investigation/financial statement restatement	—	14.7	1.6	Other general and administrative expenses
Stock option modifications	—	12.1	—	Share-based compensation
Fair value adjustment for former employee stock options	—	7.0	—	Other general and administrative expenses

Subtotal	$—	$33.8	$27.6

For comparison purposes, the following table presents the significant components of general and administrative expenses excluding the unusual items listed in the table above:

				% of Net Revenue			% Change
	Year Ended August 31,			Year Ended August 31,			2008 vs.	2007 vs.
($ in millions)	2008	2007	2006	2008	2007	2006	2007	2006

Employee compensation and related expenses	$93.8	$71.9	$51.7	3.0%	2.6%	2.1%	30.5%	39.1%
Share-based compensation	29.4	25.5	13.0	0.9%	0.9%	0.5%	15.3%	96.2%
Legal, audit, and corporate insurance	25.8	15.5	13.3	0.8%	0.6%	0.6%	66.5%	16.5%
Administrative space and depreciation	24.8	21.1	21.8	0.8%	0.8%	0.9%	17.5%	(3.2)%
Other general and administrative expenses	41.4	33.7	25.6	1.4%	1.3%	1.0%	22.8%	31.6%

General and administrative	$215.2	$167.7	$125.4	6.9%	6.2%	5.1%	28.3%	33.7%

Fiscal Year 2008 compared to Fiscal Year 2007

Excluding the unusual items above, general and administrative expenses increased 70 basis points as a percentage of net revenue. This increase as a percentage of net revenue is primarily due to:

•	salary and related payroll costs due to the hiring of additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and enhance corporate governance;

•	increased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report; and

•	increased other general and administrative expenses to support our strategic growth initiatives.

Fiscal Year 2007 compared to Fiscal Year 2006

Excluding the unusual items above, general and administrative expense increased 110 basis points as a percentage of net revenue. This increase as a percentage of net revenue is primarily due to higher employee headcount to support our growth and higher share-based compensation expense from additional stock option grants.

Goodwill Impairment

As of August 31, 2006, we concluded that the goodwill for our CFP reporting unit was impaired in the amount of $20.2 million. This impairment was included in our Other Schools segment. In performing our annual impairment test, we assessed the recoverability of the goodwill by evaluating the future discounted cash flows and the fair value of CFP’s tangible and intangible assets. The total discounted future cash flows was determined to be significantly less than our original expectations due to slower than forecasted net revenue growth. There are no other long-lived assets at CFP that we believe are impaired.

Interest Income and Other, Net

The following table sets forth the changes in the significant components of interest income and other, net:

	Year Ended August 31,
($ in millions)	2008	2007	2006

Interest income	$30.1	$31.2	$18.5
Interest expense	(3.5)	(0.2)	(0.3)
Other income (expense), net	9.6	0.6	(0.1)
Foreign currency transaction loss, net	(2.8)	—	—

Interest income and other, net	$33.4	$31.6	$18.1

Fiscal Year 2008 compared to Fiscal Year 2007

Interest income and other, net increased by $1.8 million. This increase was primarily attributable to other income of $9.5 million in fiscal year 2008 from the forfeiture of the escrow deposit (including interest) by Macquarie as discussed in Note 7, Property and Equipment, net, of Item 8, Financial Statements and Supplementary Data, primarily offset by:

•	$2.8 million in net foreign currency losses related to our international operations;

•	$3.5 million of interest expense on borrowings under our Bank Facility, capital lease obligations and Credit Facilities at UNIACC and ULA; and

•	$1.1 million decrease in interest income due to lower average balances and lower yields on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.

Fiscal Year 2007 compared to Fiscal Year 2006

Interest income and other, net increased by $13.5 million. This increase was primarily due to an increase in average cash balances and higher yields on our cash and cash equivalents, restricted cash and cash equivalents, and marketable securities.

Provision for Income Taxes

Fiscal Year 2008 compared to Fiscal Year 2007

Our effective income tax rate increased to 39.2% in fiscal year 2008, compared to 37.8% in fiscal year 2007. This increase was the result of a decrease in tax exempt interest and an increase in non-deductible foreign losses.

Fiscal Year 2007 compared to Fiscal Year 2006

Our effective income tax rate remained essentially the same at 37.8% in fiscal year 2007, compared to 37.9% in fiscal year 2006.

Liquidity, Capital Resources, and Financial Position

Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations, available borrowings under our Bank Facility and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, share repurchases, interest and principal payments under our Bank Facility, other credit facilities and capital lease obligations, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, including our commitment to Apollo Global, possible share repurchases, investments in the continued enhancement and expansion of our student offerings, and investments in marketing initiatives.

However, in light of the current volatility and uncertainty in the capital markets, there is no assurance that we could obtain additional financing beyond our current credit facility on terms acceptable to us, or at all, before the capital markets stabilize.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities increased $118.8 million, or 30.2%, to $511.5 million as of August 31, 2008, from $392.7 million as of August 31, 2007. Cash and cash equivalents and marketable securities represented 27.5% and 27.1% of our total assets as of August 31, 2008 and August 31, 2007, respectively. The increase was primarily due to $726.0 million of cash generated from operations and $103.0 million from stock option exercises, which was partially offset by $454.4 million used for the repurchase of 9.8 million shares of our Class A common stock, $104.9 million used for capital expenditures (including $12.4 million for our new corporate headquarters), and $93.8 million used for acquisitions, including Aptimus and Apollo Global’s purchases of UNIACC and ULA.

We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities. Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.

Auction-rate securities “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, auction-rate securities auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support auction-rate securities and many auction-rate securities auctions have failed.

As of August 31, 2008, we had $26.8 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $16.8 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry AA credit ratings for the underlying issuer and at least an A credit rating for the insurers. The remaining $10.0 million are invested in securities collateralized by student loans, which are rated AAA and are guaranteed by the U.S. government. None of the auction-rate securities held by us are mortgage-backed securities.

In the fourth quarter of fiscal year 2008, we completed a fair value analysis of our auction-rate securities in response to the prolonged and continued lack of liquidity for these investments. At August 31, 2008, we used a discounted cash flow model that encompassed unobservable inputs including probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for these securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 basis points to the applicable discount rate. Based on our analysis, we determined that our auction-rate securities carrying value exceeded the estimated fair value. As a result, we recorded an unrealized loss of $1.6 million ($1.0 million after-tax) on our auction-rate securities, with the offset included in accumulated other comprehensive loss in our Consolidated Balance Sheet. We assessed this decline in value to be temporary due to the following:

•	our belief that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par based on our cash and cash equivalents balance at August 31, 2008 and our operating cash flow;

•	the high quality of the underlying collateral;

•	the high credit quality of the issuers;

•	the fact that the issuers continue to pay interest in a timely manner; and

•	the lack of defaults in the underlying debt.

At August 31, 2008, we have classified the entire balance of our auction-rate securities totaling $25.2 million, net of the unrealized loss of $1.6 million, as non-current marketable securities due to the lack of liquidity of these instruments.

We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.

Cash Flows

Operating Activities

During fiscal years 2008, 2007 and 2006, cash provided by operating activities was $726.0 million, $588.6 million, and $551.0 million, respectively. The following table provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in millions)	2008	2007	2006

Net income	$476.5	$408.8	$414.8
Non-cash items	212.8	194.2	178.3
Changes in certain operating assets and liabilities	36.7	(14.4)	(42.1)

Net cash from operating activities	$726.0	$588.6	$551.0

Fiscal year 2008 — Our non-cash items primarily consisted of a $104.2 million provision for uncollectible accounts receivable, $79.7 million for depreciation and amortization, and $53.6 million for share-based compensation, which was partially offset by $18.6 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an $85.3 million increase in student deposits and a $35.3 million increase in deferred revenue, both of which were primarily due to increased enrollment. This was partially offset by a $105.7 million increase in accounts receivable, also primarily due to increased enrollment.

Fiscal year 2007 — Our non-cash items primarily consisted of a $120.6 million provision for uncollectible accounts receivable, $71.1 million for depreciation and amortization, and $54.0 million for share-based compensation, which was partially offset by a $46.0 million increase in deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $150.9 million increase in accounts receivable, primarily due to increased enrollment, which was partially offset by a $73.9 million increase in student deposits and a $31.0 million increase in deferred revenue, also primarily due to increased enrollment, and a $31.2 million increase in accounts payable and accrued liabilities.

Fiscal year 2006 — Our non-cash items primarily consisted of an $101.0 million provision for uncollectible accounts receivable, $67.3 million for depreciation and amortization, $27.7 million for share-based compensation and $20.2 million for an impairment of goodwill at our CFP reporting unit. These increases were partially offset by a $19.7 million increase in deferred income taxes and $17.5 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an $89.0 million increase in accounts receivable, partially offset by a $20.4 million increase in accounts payable and accrued liabilities, and an $11.5 million increase in student deposits.

Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. For purposes of this calculation, we have excluded student accounts receivable for UNIACC and ULA which was $29.9 million in the aggregate as of August 31, 2008, as well as the associated revenue. As of August 31, 2008, our days sales outstanding was 29 days as compared to 38 days as of August 31, 2007. The decrease in days sales outstanding is primarily due to improvements in our processing time for the receipt of student financial aid and the write-off of approximately $125.7 million in previously reserved uncollectible accounts receivable during fiscal year 2008.

Investing Activities

During fiscal years 2008 and 2007, cash used for investing activities was $260.8 million and $131.9 million, respectively. During fiscal year 2006, cash provided by investing activities was $95.6 million.

Fiscal year 2008 — Cash used for investing activities primarily consisted of $104.9 million for capital expenditures (including $12.4 million for our new corporate headquarters), $93.8 million for acquisitions, including Aptimus and Apollo Global’s purchases of UNIACC and ULA, and an $87.7 million increase in restricted cash and cash equivalents. This was partially offset by $25.5 million provided by net maturities of marketable securities.

Fiscal year 2007 — Cash used for investing activities primarily consisted of $104.6 million used for capital expenditures (including $43.4 million for our new corporate headquarters), a $58.2 million increase in restricted cash and cash equivalents, and $15.1 million used for the purchase of Insight Schools. This was partially offset by $46.0 million provided by net maturities of marketable securities.

Fiscal year 2006 — Cash provided by investing activities primarily consisted of $216.2 million provided by net maturities of marketable securities. This was partially offset by $111.2 million used for capital expenditures (including $66.6 million for our new corporate headquarters).

All interests in our new headquarters land and buildings are held by wholly-owned subsidiaries formed as limited liability entities. On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC. The option agreement granted Macquarie the option to purchase all membership interests in the consolidated subsidiaries that own our new headquarters land and buildings for approximately $170.0 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million. With our approval, Macquarie assigned its interest under the option agreement to a third party and the option agreement was further amended to extend the exercise date to June 6, 2008. The third party did not exercise the option. As a result, the option agreement expired and we retained the initial $9.0 million option payment plus interest of $0.5 million, which is included in interest income and other, net in our Consolidated Statement of Income for the fiscal year ended August 31, 2008.

Financing Activities

During fiscal years 2008, 2007 and 2006, cash used in financing activities was $321.0 million, $426.0 million, and $474.8 million, respectively.

Fiscal year 2008 — Cash used for financing activities primarily consisted of $454.4 million used for the repurchase of 9.8 million shares of our Class A common stock. This was partially offset by $103.0 million provided by stock option exercises.

Fiscal year 2007 — Cash used for financing activities primarily consisted of $437.7 million used for the repurchase of 7.2 million shares of our Class A common stock.

Fiscal year 2006 — Cash used for financing activities primarily consisted of $514.9 million used for the repurchase of 8.2 million shares of our Class A common stock, which was partially offset by $29.0 million provided by stock option exercises.

Shares of Apollo Group Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years are as follows:

				Maximum Value of
	Total # of Shares		Average Price Paid	Shares Available
(Numbers in millions, except per share data)	Repurchased	Cost	per Share	for Repurchase

Treasury stock as of August 31, 2005	8.8	$645.7	$73.23	$51.0
New authorizations	—	—	—	600.0
Shares repurchased	8.2	514.9	63.00	(514.9)
Shares reissued	(1.5)	(106.6)	69.15	—

Treasury stock as of August 31, 2006	15.5	$1,054.0	$68.23	$136.1
New authorizations	—	—	—	363.9
Shares repurchased	7.2	437.7	61.08	(437.7)
Shares reissued	(0.5)	(30.3)	67.31	—

Treasury stock as of August 31, 2007	22.2	$1,461.4	$65.94	$62.3
New authorizations	—	—	—	892.1
Shares repurchased	9.8	454.4	46.25	(454.4)
Shares reissued	(2.5)	(158.5)	64.65	—

Treasury stock as of August 31, 2008	29.5	$1,757.3	$59.50	$500.0

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of August 31, 2008:

	Payments Due by Fiscal Year
Contractual Obligations	2009	2010-2011	2012-2013	Thereafter	Total
($ in millions)

Credit facilities — UNIACC and ULA(1)	$13.0	$2.0	$2.0	$6.2	$23.2
Operating lease obligations	139.3	229.5	128.1	70.8	567.7
Stadium naming rights(2)	6.1	12.9	13.6	108.7	141.3
Capital lease obligations(1)	2.4	3.3	1.3	0.8	7.8
Uncertain tax positions(3)	5.5	—	—	49.8	55.3
Other long-term obligations(4)	—	—	0.9	2.5	3.4

Total	$166.3	$247.7	$145.9	$238.8	$798.7

(1)	Amounts are included in current and long-term liabilities in our August 31, 2008 Consolidated Balance Sheet.

(2)	Amounts consist of an agreement for 20-year naming rights to the Glendale, Arizona Sports Complex.

(3)	Amounts consist of unrecognized tax benefits that have been recorded in accordance with FIN 48. The amounts are included in current and long-term liabilities in our August 31, 2008 Consolidated Balance Sheet. We are uncertain as to if or when such amounts may be settled.

(4)	Amount consists of undiscounted deferred compensation payments due to Dr. John G. Sperling, our Founder.

We have no other material commercial commitments not included in the above table.

Federal and Private Student Loans

During 2008, there were reports of various educational entities experiencing interruption of Title IV student loan funding, which includes federal loans guaranteed by the government under the Federal Family Education Loan Program. We have not experienced any significant interruptions. In May 2008, the Ensuring Continued Access to Student Loans Act was signed into law by the President. This Act gives the Department of Education temporary authority through June 30, 2010 to purchase student loans when there is inadequate capital to meet borrower demand. Additionally, the Act requires the Department of Education to implement a Lender of Last Resort program to be administered by a state designated guarantor. As an alternative to federally guaranteed loans, students may access Title IV loans through the Federal Direct Loan Program, which essentially eliminates the lender and the guarantor. Under this program, the federal government makes the loans directly to the students in partnership with the schools.

While 77% of our revenues come from Title IV funds, private student loan funding only represented approximately 3% of our net revenue and 5% of our net revenue during fiscal years 2008 and 2007, respectively. Student eligibility is based on creditworthiness. The current credit market conditions make it more difficult for our students to obtain financing for direct costs beyond the Title IV annual loan limits established by Congress (in May 2008, the Act increased the annual loan limits on federal unsubsidized student loans by $2,000, and also increased the aggregate loan limits on total federal student loans.). Third-party private loans are generally utilized by students in the University of Phoenix bachelor’s degree programs. The fastest growing sector of our student body, University of Phoenix associate’s degree students, do not require private loans to cover the cost of their program as the tuition levels are below Title IV loan limits. To meet any shortfall in financing, we are exploring the utilization of institutional grant and scholarship programs as necessary to assist our students who may need private loans and cannot obtain them with remaining enrolled.

Management does not expect a material adverse effect on our business, financial position, results of operations or cash flows to result from reduced student access to private loans.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Foreign Currency Exchange Risk

In fiscal year 2008, we recorded $2.8 million in foreign currency transaction losses. As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations. We monitor foreign currency exchange rate risk through the analysis of market conditions and our foreign operations.

Interest Rate Risk

As of August 31, 2008, we held $895.6 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the fiscal year ended August 31, 2008, we earned interest income of $30.1 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. A decrease of 100 basis points in interest rates would have reduced our interest income by approximately $6.4 million in fiscal year 2008. Lower interest rates and the possibility of future Federal Funds Rate reductions may significantly reduce our interest income for fiscal year 2009. We monitor the interest rate risk by monitoring market conditions and the value of these assets.

As of August 31, 2008, we did not have significant short-term or long-term borrowings. Any future borrowings under our Bank Facility will be subject to interest rate risk and may be subject to foreign currency exchange risk. Please refer to Note 15, Financing, in Item 8, Financial Statements and Supplementary Data, for additional information.

Auction-Rate Securities Risk

We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities. As of August 31, 2008, we had $26.8 million of principal invested in auction-rate securities that experienced failed auctions. Due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support auction-rate securities and many auction-rate securities auctions have failed. We have completed a fair value analysis of our auction-rate securities in response to the prolonged and continued lack of liquidity for these investments. Based on our analysis, we determined that our auction-rate securities carrying value exceeded the estimated fair value. As a result, we recorded an unrealized loss of $1.6 million ($1.0 million after-tax) on our auction-rate securities, with the offset included in accumulated other comprehensive loss in our Consolidated Balance Sheets. Our discounted cash flow model factored the illiquidity of the auction-rate securities market by adding a spread of 450 basis points to the applicable discount rate. An increase of 100 basis points in our discount rate assumption would have caused an additional decline in the fair market value of approximately $0.4 million.

We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in the year ended August 31, 2008 the Company changed its method of accounting for income taxes to comply with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 28, 2008

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
($ in thousands)	2008	2007

ASSETS:
Current assets
Cash and cash equivalents	$483,195	$339,319
Restricted cash and cash equivalents	384,155	296,469
Marketable securities, current portion	3,060	31,278
Accounts receivable, net	221,919	190,912
Deferred tax assets, current portion	55,434	50,885
Other current assets	21,780	16,515

Total current assets	1,169,543	925,378
Property and equipment, net	439,135	364,207
Marketable securities, less current portion	25,204	22,084
Goodwill	85,968	29,633
Intangible assets, net	23,096	2,214
Deferred tax assets, less current portion	89,499	80,077
Other assets (includes receivable from related party of $17,762 and $16,730 as of 2008 and 2007, respectively)	27,967	26,270

Total assets	$1,860,412	$1,449,863

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$46,589	$80,729
Accrued liabilities	121,200	103,651
Current portion of long-term liabilities	47,228	21,093
Income taxes payable	6,111	43,351
Student deposits	413,302	328,008
Current portion of deferred revenue	231,179	167,003

Total current liabilities	865,609	743,835
Deferred revenue, less current portion	104	295
Deferred tax liabilities	2,743	—
Long-term liabilities, less current portion	145,791	71,893

Total liabilities	1,014,247	816,023

Commitments and contingencies (Notes 11, 17 and 20)
Minority interest	11,956	—
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,007,000 issued as of August 31, 2008 and 2007 and 158,471,000 and 165,844,000 outstanding as of August 31, 2008 and 2007, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 issued and outstanding as of August 31, 2008 and 2007	1	1
Additional paid-in capital	—	—
Apollo Group Class A treasury stock, at cost, 29,536,000 and 22,163,000 shares as of August 31, 2008 and 2007, respectively	(1,757,277)	(1,461,368)
Retained earnings	2,595,340	2,096,385
Accumulated other comprehensive loss	(3,958)	(1,281)

Total shareholders’ equity	834,209	633,840

Total liabilities and shareholders’ equity	$1,860,412	$1,449,863

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
($ in thousands, except per share data)	2008	2007	2006

Net revenue	$3,140,931	$2,723,793	$2,477,533

Costs and expenses:
Instructional costs and services	1,370,878	1,237,491	1,109,584
Selling and promotional	805,395	659,059	544,706
General and administrative	215,192	201,546	153,004
Goodwill impairment	—	—	20,205

Total costs and expenses	2,391,465	2,098,096	1,827,499

Income from operations	749,466	625,697	650,034
Interest income and other, net	33,388	31,600	18,054

Income before income taxes and minority interest	782,854	657,297	668,088
Provision for income taxes	(306,927)	(248,487)	(253,255)
Minority interest, net of tax	598	—	—

Net income	$476,525	$408,810	$414,833

Earnings per share:
Basic income per share	$2.90	$2.37	$2.38

Diluted income per share	$2.87	$2.35	$2.35

Basic weighted average shares outstanding	164,109	172,309	174,351

Diluted weighted average shares outstanding	165,870	173,603	176,205

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2008	2007	2006

Net income	$476,525	$408,810	$414,833
Other comprehensive gain (loss) (net of tax):
Currency translation gain (loss)	(1,704)	(247)	104
Unrealized loss on auction-rate securities	(973)	—	—

Comprehensive income	$473,848	$408,563	$414,937

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock				Treasury Stock
	Apollo Group
			Class B		Apollo Group				Accumulated
	Class A Nonvoting		Voting		Class A		Additional		Other	Total
		Stated		Stated		Stated	Paid-in	Retained	Comprehensive	Shareholders’
($ in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Income (Loss)(1)	Equity

Balance as of August 31, 2005	188,005	$103	477	$1	8,818	$(645,742)	$—	$1,280,996	$(1,138)	$634,220
Treasury stock purchases	—	—	—	—	8,173	(514,931)	—	—	—	(514,931)
Treasury stock issued under stock purchase plans	—	—	—	—	(147)	10,102	(2,389)	—	—	7,713
Treasury stock issued under stock option plans	—	—	—	—	(1,395)	96,525	(38,787)	(36,480)	—	21,258
Tax benefits of stock options exercised	—	—	—	—	—	—	19,772	—	—	19,772
Share-based compensation	—	—	—	—	—	—	27,735	—	—	27,735
Cash paid for cancellation of vested stock options	—	—	—	—	—	—	(6,331)	—	—	(6,331)
Conversion of Apollo Group Class B common stock	2	—	(2)	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	104	104
Net income	—	—	—	—	—	—	—	414,833	—	414,833

Balance as of August 31, 2006	188,007	$103	475	$1	15,449	$(1,054,046)	$—	$1,659,349	$(1,034)	$604,373
Treasury stock purchases	—	—	—	—	7,167	(437,735)	—	—	—	(437,735)
Treasury stock issued under stock purchase plans	—	—	—	—	(31)	2,137	(605)	—	—	1,532
Treasury stock issued under stock option plans	—	—	—	—	(352)	23,605	(45,625)	28,226	—	6,206
Tax benefits of stock options exercised	—	—	—	—	—	—	2,021	—	—	2,021
Settlement of liability-classified awards through the issuance of treasury stock	—	—	—	—	(70)	4,671	2,340	—	—	7,011
Cash settlement of stock options through tender offer repricing	—	—	—	—	—	—	(358)	—	—	(358)
Share-based compensation	—	—	—	—	—	—	54,027	—	—	54,027
Reclassification of equity awards to a liability	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(247)	(247)
Net income	—	—	—	—	—	—	—	408,810	—	408,810

Balance as of August 31, 2007	188,007	$103	475	$1	22,163	$(1,461,368)	$—	$2,096,385	$(1,281)	$633,840
Treasury stock purchases	—	—	—	—	9,824	(454,362)	—	—	—	(454,362)
Treasury stock issued under stock purchase plans	—	—	—	—	(103)	6,339	(773)	—	—	5,566
Treasury stock issued under stock option plans	—	—	—	—	(2,348)	152,114	(77,141)	22,430	—	97,403
Tax benefits of stock options exercised	—	—	—	—	—	—	5,907	—	—	5,907
Reclassification of liability awards to equity	—	—	—	—	—	—	16,655	—	—	16,655
Share-based compensation	—	—	—	—	—	—	53,570	—	—	53,570
Options assumed through acquisition	—	—	—	—	—	—	1,782	—	—	1,782
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,704)	(1,704)
Unrealized loss on auction-rate securities, net of tax	—	—	—	—	—	—	—	—	(973)	(973)
Net income	—	—	—	—	—	—	—	476,525	—	476,525

Balance as of August 31, 2008	188,007	$103	475	$1	29,536	$(1,757,277)	$—	$2,595,340	$(3,958)	$834,209

(1)	As of August 31, 2008, this balance consists of $3.0 million of currency translation adjustments, net of tax, and $1 million of unrealized losses on auction-rate securities, net of tax.

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net income	$476,525	$408,810	$414,833
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	53,570	54,027	27,735
Excess tax benefits from share-based compensation	(18,648)	(4,022)	(17,476)
Depreciation and amortization	79,726	71,115	67,290
Amortization of deferred gain on sale-leaseback	(1,786)	(1,763)	(1,732)
Non-cash foreign currency losses, net	2,825	—	—
Amortization of marketable securities discount and premium, net	90	268	929
Provision for uncollectible accounts receivable	104,201	120,614	101,038
Minority interest, net of tax	(598)	—	—
Goodwill impairment	—	—	20,205
Deferred income taxes	(6,624)	(46,040)	(19,705)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(105,726)	(150,943)	(89,019)
Other assets	(7,285)	(1,912)	5,609
Accounts payable and accrued liabilities	(14,155)	31,174	20,424
Income taxes payable	21,667	(2,440)	(1,579)
Student deposits	85,294	73,878	11,455
Deferred revenue	35,281	31,003	1,947
Other liabilities	21,649	4,853	9,054

Net cash provided by operating activities	726,006	588,622	551,008

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(92,471)	(61,185)	(44,629)
Additions to land and buildings related to new headquarters	(12,408)	(43,366)	(66,611)
Acquisitions, net of cash acquired	(93,763)	(15,079)	—
Purchase of marketable securities	(875,205)	(1,575,635)	(1,420,055)
Maturities of marketable securities	900,715	1,621,636	1,636,283
Increase in restricted cash and cash equivalents	(87,686)	(58,163)	(6,530)
Purchase of other assets	—	(143)	(2,881)

Net cash provided by (used in) investing activities	(260,818)	(131,935)	95,577

Cash flows provided by (used in) financing activities:
Payments on long-term debt	(1,043)	—	—
Payments on lines of credit	(250,392)	—	—
Borrowings under lines of credit	250,991	—	—
Purchase of Apollo Group Class A common stock	(454,362)	(437,735)	(514,931)
Issuance of Apollo Group Class A common stock	102,969	7,738	28,971
Cash paid for cancellation of vested options	—	—	(6,331)
Minority interest contributions	12,149	—	—
Excess tax benefits from share-based compensation	18,648	4,022	17,476

Net cash used in financing activities	(321,040)	(425,975)	(474,815)

Exchange rate effect on cash and cash equivalents	(272)	(451)	104

Net increase in cash and cash equivalents	143,876	30,261	171,874
Cash and cash equivalents, beginning of year	339,319	309,058	137,184

Cash and cash equivalents, end of year	$483,195	$339,319	$309,058

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$289,630	$293,089	$273,915
Cash paid during the year for interest	$2,874	$231	$326
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$9,604	$5,378	$11,709
Purchases of property and equipment included in accounts payable	$4,072	$6,169	$12,934
Settlement and reclassification of liability awards	$16,655	$7,011	$—
Fair value adjustments for liability-classified awards	$—	$6,952	$—
Unrealized loss on auction-rate securities	$1,621	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 30 years, operating The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”) and Insight Schools, Inc. (“Insight Schools”), all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, on October 22, 2007, we formed a joint venture with The Carlyle Group, called Apollo Global, Inc. (“Apollo Global”), of which we own 80.1% and which we consolidate in our financial statements to pursue investments in the international education services industry. Apollo Global has subsequently completed two transactions with the acquisitions of Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico. We also established a new Canadian institution, Meritus University, which began operations in September 2008. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at the high school, undergraduate, and graduate levels, at our campuses and learning centers, as well as online throughout the world.

On October 29, 2007, we completed the acquisition of Aptimus, Inc., an online advertising company. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands.

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2008, 2007 and 2006 relate to fiscal years 2008, 2007 and 2006, respectively.

Note 2.	Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in the opinion of management, contain all adjustments necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.

Information and note disclosures included in these consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We believe that the disclosures made are adequate to make the information presented not misleading.

Principles of Consolidation

The consolidated financial statements include the accounts of Apollo Group, Inc. and its wholly-owned and majority-owned subsidiaries. Interests in our majority-owned subsidiaries are reported using the full-consolidation method. We fully consolidate the results of operations and the assets and liabilities of these subsidiaries in our consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

The financial position and operating results of Apollo Global’s wholly and majority-owned entities, UNIACC and ULA, are reported on a one-month lag. The net effect of this reporting lag is not material to our consolidated financial statements.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Our educational programs, primarily comprised of University of Phoenix programs, range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. Students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials. Net revenues are shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and as a part of employee compensation and related expenses within instructional costs and services. Total employee tuition benefits were $77.9 million, $63.8 million and $52.9 million for fiscal years 2008, 2007 and 2006, respectively.

The following table presents the most significant components of net revenue, and each component as percentage of total net revenue, for the fiscal years 2008, 2007 and 2006:

	Year Ended August 31,
($ in thousands)	2008		2007		2006

Tuition and educational services revenue	$2,996,072	95%	$2,553,075	94%	$2,304,288	93%
Services revenue	77,707	3%	73,577	2%	74,442	3%
Online course material revenue	184,430	6%	160,973	6%	138,661	6%
Other revenue	43,881	1%	48,614	2%	65,523	2%

Gross revenue	3,302,090	105%	2,836,239	104%	2,582,914	104%
Less: discounts	(161,159)	(5)%	(112,446)	(4)%	(105,381)	(4)%

Net revenue	$3,140,931	100%	$2,723,793	100%	$2,477,533	100%

Tuition and educational services revenue encompasses both online and classroom-based learning. For our University of Phoenix and Western International University operations, tuition revenue is recognized pro rata, on a weekly basis, over the period of instruction as services are delivered to students. For our Apollo Global operations, tuition revenue is recognized over the length of the course, which is typically over a period of a semester. During certain periods of the year and in certain businesses, our revenue recognition considers holiday breaks such as Christmas and Thanksgiving.

For Insight Schools, which has recently expanded its operations in fiscal year 2008, we generate the majority of our tuition and educational services revenue through long-term contracts with various school districts or online charter schools that generally have terms that range from 5 to 10 years with provisions for renewal. The school districts and online charter schools are generally funded by state or local governments primarily on a per student basis. Revenue is recognized on a monthly basis in the period earned over the length of the school year, which is generally from September through June.

Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working adults. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD, which provides these services in 21 states, typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal. The portion of service

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue to which we are entitled under the terms of the contracts is recognized on a pro rata basis over the service period.

Online course material revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students.

Other revenue consist of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time it takes for a student to complete a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. This revenue is recognized as the services are provided.

Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, grants, and promotions.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period and the tuition price per credit hour.

Net revenue excludes any applicable state and city sales taxes. Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Concentration of Funding Sources

A substantial portion of credit extended to students is paid through the students’ participation in various U.S. federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized by the Higher Education Opportunity Act, which we refer to as “Title IV.” The following table summarizes total revenues from Title IV programs for fiscal years 2008, 2007 and 2006:

($ in thousands)	2008	2007	2006

Total Title IV funding received	$2,408,522	$1,765,642	$1,536,616
Total net revenue	3,140,931	2,723,793	2,477,533
Total Title IV funding as a percentage of total net revenue	76.7%	64.8%	62.0%

All U.S. federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act was recently reauthorized through September 30, 2013 by Congress and signed into law by the President on August 14, 2008.

The Higher Education Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, University of Phoenix submitted its Title IV program participation recertification application to the Department of Education. We have been collaborating with the Department of Education regarding the University of Phoenix recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the Department of Education. Our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total tuition receivable and the customer base is geographically diverse.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we look at the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from University of Phoenix or Western International University, we are sometimes required to return a portion of Title IV funds to the lenders. We are generally entitled to collect these funds from the students, but collection of these receivables is significantly lower than our collection of receivables for students who remain in our educational programs. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies. Please refer to Note 5, Accounts Receivable, net, for further discussion.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, bank overnight deposits, and tax-exempt commercial paper, which are all placed with high-credit-quality institutions. We have not experienced any losses on our cash and cash equivalents.

Restricted Cash and Cash Equivalents

A significant portion of our revenue is received from students who participate in U.S. government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from federal and state governments under various student aid grant and loan programs, such as Title IV program funds, that we are required to maintain pursuant to Department of Education and other regulations. We also classify as restricted cash and cash equivalents certain additional funds that we may be required to return if a student who receives Title IV program funds withdraws from a program. Restricted cash and cash equivalents are not legally restricted or otherwise segregated from our other assets. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows. Our restricted cash and cash equivalents are primarily held in money market funds that are invested in municipal bonds, securities issued by or guaranteed by the U.S. government, and repurchase agreements.

Marketable Securities

Marketable securities consist primarily of auction-rate securities, municipal bonds, U.S. government-sponsored enterprises, and corporate obligations. We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Auction-rate securities are investments with interest rates that reset periodically through an auction process. Auction-rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with amortized cost or par value due to interest rates which reset periodically, typically between 7 and 35 days. However, due to recent credit market tightening conditions, auction-rate securities began experiencing failed auctions in mid-February 2008 resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value. Those marketable securities which we have the ability and intent to hold until maturity are classified as held-to-maturity and reported

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at amortized cost. Marketable securities with a maturity date greater than one year and our auction-rate securities instruments, due to the lack of liquidity, are classified as non-current. Interest and dividend income, including the amortization of any premium or discount, is included in interest income and other, net in our Consolidated Statements of Income. Please refer to Note 4, Marketable Securities, for further discussion.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment under capital leases, and the related obligation, is recorded at an amount equal to the present value of future minimum lease payments. Buildings, furniture, equipment, and software, including internally developed software, are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to 40 years. Capital leases, leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Construction in progress, excluding software, is recorded at cost until the corresponding asset is placed into service and depreciation begins. Software is recorded at cost and is amortized once the related asset is ready for its intended use. Maintenance and repairs are expensed as incurred.

We capitalize certain internal software development costs in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Such costs consist primarily of the direct labor associated with building the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. SOP 98-1 describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. We capitalize costs incurred during the application development phase of the project as permitted. Please refer to Note 7, Property and Equipment, net, for further discussion.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and assumed liabilities. Our goodwill is a result of our acquisitions of Aptimus, included in our University of Phoenix segment, UNIACC and ULA, included in our Apollo Global segment, Insight Schools, its own segment, and Western International University and CFP, included in our Other Schools segment. Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and primarily include foreign regulatory accreditations, designations and trademarks as a result of the UNIACC and ULA acquisitions. We assign indefinite lives to acquired trademarks, accreditations and designations that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible asset; and when we intend to renew the respective trademark, accreditation or designation and renewal can be accomplished at little cost. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. We perform our annual goodwill and indefinite lived intangible asset impairment tests, if applicable, as of August 31 for CFP and May 31 for University of Phoenix, UNIACC and ULA, Insight Schools and Western International University.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years.

Please refer to Note 8, Goodwill and Intangible Assets, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Impairments

•	Marketable Securities — Our marketable securities consist of available-for-sale securities, specifically auction-rate securities instruments, and held-to-maturity securities. We regularly review these securities for impairment based on criteria that include the extent to which the carrying value exceeds fair market value. For our auction-rate securities instruments, we use a discounted cash flow model to determine the fair market value of the instruments. For our held-to-maturity securities, which include municipal bonds, we use broker pricing services to determine the fair market value of the instruments. As of August 31, 2008, our held-to-maturity securities are not material to our Consolidated Balance Sheets and all held-to-maturity instruments outstanding as of August 31, 2007 either matured or were called at par value during fiscal year 2008. For all of our marketable securities, we consider several factors to determine if an other-than-temporary decline has occurred such as the market value of each individual security in relation to its cost basis, the financial condition of the investee, and our intent and ability to retain the investment for a sufficient period to allow for the recovery in any market value of the investment. Temporary declines in fair market value for our available-for-sale securities are recorded in accumulated other comprehensive loss in our Consolidated Balance Sheets. Other-than-temporary declines in fair market value for our available-for-sale and held-to-maturity securities are recorded in our Consolidated Statements of Income.

•	Long-Lived Assets — In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. At August 31, 2008, we believe the carrying amounts of our long-lived assets are fully recoverable and no impairment exists.

•	Goodwill and Indefinite-Lived Intangible Assets — We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Our analysis may also include using market-based approach valuation techniques. To assess the reasonableness of our fair value analysis, when appropriate, we evaluate our results against other measurement indicators such as comparable company public trading values, analyst estimates and values observed in private market transactions. At the time of an acquisition, we allocate the goodwill and related assets to our respective reporting units. Please refer to Note 18, Segment Reporting, for further discussion.

The impairment test for indefinite-lived intangible assets involves comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. To determine the fair value of these intangible assets, we use various valuation models, such as discounted cash flow analysis or the relief-from-royalty method.

Goodwill and indefinite-lived intangible assets are tested annually for impairment unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

On September 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, “Share Based Payment” (“SAB 107”), relating to SFAS 123(R), which we applied in our adoption of SFAS 123(R). SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based awards issued to employees and directors, based on estimated fair values of the share award on the date of grant. We adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method, which requires compensation expense to be recorded for all share-based awards granted after September 1, 2005 and for all unvested stock options outstanding as of September 1, 2005. For all unvested options outstanding as of September 1, 2005, the remaining unrecognized compensation expense, based on the fair value as determined under the provisions of SFAS 123, will be recognized as share-based compensation in the Consolidated Statements of Income over the remaining vesting period. For share-based awards granted subsequent to September 1, 2005, compensation expense is based on the fair value as determined under the provisions of SFAS 123(R) and will be recognized in the Consolidated Statements of Income over the vesting period. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123(R).

In December 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107 to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for options granted to management in fiscal year 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of current awards.

SFAS 123(R) requires us to calculate the fair value of share-based awards on the date of grant. We use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected life, volatility, risk-free interest rates and dividend yield to determine the fair value of share-based awards, based on both historical information and management judgment regarding market factors and trends. We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 14, Share-Based Compensation Plans, for further discussion.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted.

On September 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109” (“FIN 48”). This interpretation, among other things, prescribes a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. Upon adoption of FIN 48, we did not recognize an adjustment to our liability for unrecognized income tax benefits or make a cumulative adjustment to our beginning retained earnings; however, we reclassified our unrecognized tax benefits from income taxes payable to long-term liabilities in our Consolidated Balance Sheets. Please refer to Note 11, Income Taxes, for further discussion.

Earnings per Share

Earnings per share have been calculated in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Basic income per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of options and restricted stock units issuable under our stock option plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of options is included when applying the treasury stock method to stock options in the computation of diluted earnings per share. Please refer to Note 13, Earnings Per Share, for further discussion.

Leases

We lease substantially all of our administrative and educational facilities, with the exception of our corporate headquarters and a few Apollo Global facilities, and we enter into various other lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease in accordance with SFAS No. 13, “Accounting for Leases” (“SFAS 13”). Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on the Consolidated Balance Sheets and record the rent expense evenly over the term of the lease in accordance with SFAS 13. Leasehold improvements are reflected under investing activities as additions to property and equipment on the Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on the Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) unless we intend to exercise the renewal option. Please refer to Note 17, Commitments and Contingencies, for further discussion.

We are also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.

Selling and Promotional Costs

We expense selling and promotional costs as incurred.

Start-Up Costs

We expense costs such as advertising, marketing, temporary services, employee relocation, and supplies related to the start-up of new campuses and learning centers as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency of our entities operating in the United States. In accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”), the functional currency of our entities operating

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the United States is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions, in interest income and other, net in our Consolidated Statements of Income. These items amounted to a net $2.8 million loss in fiscal year 2008, and were not significant in fiscal years 2007 and 2006.

Fair Value of Financial Instruments

The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these financial instruments. The estimated fair value of certain marketable securities, including auction-rate securities instruments, are valued using a discounted cash flow approach. The fair values of our held-to-maturity investments are estimated based on quoted market prices for those or similar investments. Please refer to Note 4, Marketable Securities, for further information.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred. Please refer to Note 17, Commitments and Contingencies, for further discussion.

Certain Reclassifications

We revised the presentation of intangible assets on our Consolidated Balance Sheets. The effect of this reclassification on our August 31, 2007 Consolidated Balance Sheets was a $2.2 million increase in intangibles assets, net, with an offsetting decrease in other assets. We also revised the presentation of amortization of deferred gains on sale-leaseback transactions on our Consolidated Statements of Cash Flows. The effect of this reclassification was a $1.8 million and $1.7 million increase in amortization of deferred gain on sale-leaseback in fiscal years 2007 and 2006, respectively, with offsetting decreases in the change in other liabilities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 establishes a common definition of fair value and provides a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. SFAS 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those years. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which partially delays

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those years. On October 10, 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements are not issued. The provisions of SFAS 157 and FSP FAS 157-3 for fair valuing financial assets and liabilities are effective for us on September 1, 2008. The provisions of SFAS 157 for fair valuing non-financial assets and liabilities are effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 157 will have on our financial condition, results of operations and disclosures.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective for us on September 1, 2008. We do not anticipate that we will elect to use the fair value measurement option for certain items as permitted under SFAS 159. Thus, we do not expect the adoption of SFAS 159 to have a material impact on our financial condition, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations” (“SFAS 141”). The primary requirements of SFAS 141(R) are as follows:

•	upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target — as a consequence, the current step acquisition model will be eliminated;

•	contingent consideration arrangements will be fair valued at the acquisition date and included in the purchase price consideration — the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable;

•	for prior business combinations, adjustments for previously recognized changes in acquired tax uncertainties are to be recognized in accordance with the provisions of FIN 48 and adjustments for previously recognized changes in the valuation allowance for acquired deferred tax assets are to be recognized in income tax expense in accordance with the provisions of SFAS No. 109; and

•	all transaction costs will be expensed as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141(R) will have on our financial condition, results of operations, and disclosures.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on or after December 15, 2008. SFAS 160 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 160 will have on our financial condition, results of operations, and disclosures.

In December 2007, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in Staff Accounting Bulletin No. 107, “Share-Based Payment,” to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for options granted to management in fiscal year 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of current awards.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our financial condition, results of operations, or disclosures.

In June 2008, the Emerging Issues Task Force (“EITF”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our calculation of EPS and related disclosures.

Note 3.	Acquisitions and Joint Venture

Apollo Global

In October 2007, we established Apollo Global as a joint venture with Carlyle to pursue investments in the international education services industry. Carlyle, based in Washington D.C., is one of the world’s largest private equity firms. Through Apollo Global, we intend to capitalize on the significant global demand for education services by acquiring private secondary, undergraduate and graduate schools outside of the U.S. We have agreed to commit up to $801 million in cash or contributed assets and own 80.1% of Apollo Global. Carlyle has agreed to commit up to $199 million in cash or contributed assets and own the remaining 19.9%. Apollo Global is

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated in our financial statements. As of August 31, 2008, total cash contributions made to Apollo Global were $61.0 million, of which $48.9 million was funded by Apollo.

In the third and fourth quarters of fiscal year 2008, Apollo Global completed its first two acquisitions, Universidad de Artes, Ciencias y Comunicación (“UNIACC”) and related entities on March 28, 2008 and Universidad Latinoamericana, S.C. (“ULA”) and related entity on August 4, 2008. UNIACC is a private arts and communications university based in Santiago, Chile and offers bachelor’s and master’s degree programs, as well as a doctoral degree in communications. UNIACC operates under the authority of the Chilean Ministry of Education (Ministerio de Educación de Chile) and is accredited by the Council for Higher Education (Consejo Superior de Educación) and the National Commission on Accreditation (Comisión Nacional de Acreditación). Apollo Global purchased 100% of UNIACC for $44.5 million composed of cash and assumed debt, plus a future payment based on a multiple of earnings. ULA operates under the authority of Mexico’s Secretary of Public Education (Secretaria de Educación Pública) and the Secretary of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos). Apollo Global purchased a 65% ownership interest in ULA for $35.8 million, composed of cash and assumed debt. Both UNIACC and ULA’s operating results are included in the consolidated financial statements from the date of acquisition on a one-month lag basis, as described in Note 2, Significant Accounting Policies.

The UNIACC and ULA acquisitions have been accounted for pursuant to SFAS 141. To value the acquired assets and assumed liabilities, we used the following valuation methodologies:

•	the income approach using the relief-from-royalty method for trademarks, which represents the benefit of owning this intangible asset rather than paying royalties for its use;

•	the income approach using the multi-period excess earnings method for our student relationship intangible assets, which discounts the estimated after tax cash associated with the existing base of students as of the acquisition date, factoring in expected attrition;

•	the combination of discounted cash flow and replacement cost approaches with respect to the other identified intangible assets; and

•	a combination of the market and replacement cost approaches with respect to the property and equipment. We have used current discount rates and growth rates in our analysis. The carrying value of the majority of the other net assets and liabilities approximated fair value at the time of the acquisition.

In connection with the UNIACC and ULA acquisitions, we recorded $2.1 million and $17.7 million of goodwill, respectively. The majority of this goodwill is not expected to be deductible for tax purposes. Goodwill from these acquisitions is primarily attributable to potential strategic and financial benefits expected to be realized associated with future student growth. For goodwill impairment testing purposes, we have assigned the goodwill balance to the UNIACC and ULA reporting units within the Apollo Global segment.

A summary of the UNIACC and ULA purchase prices are as follows:

($ in thousands)	UNIACC	ULA

Cash paid	$23,650	$23,962
Debt assumed	19,910	11,000
Transaction-related costs	900	788

Total purchase price	$44,460	$35,750

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the UNIACC and ULA purchase price allocations are as follows:

($ in thousands)	UNIACC	ULA

Net working capital (deficit)	$2,862	$(2,387)
Property and equipment	24,102	20,798
Intangibles	14,607	3,937
Goodwill	2,135	17,683
Deferred taxes, net	754	(2,227)
Other long-term liabilities	—	(1,649)
Minority interests	—	(405)

Total allocated purchase price	44,460	35,750
Less: Debt assumed	(19,910)	(11,000)
Less: Cash acquired	(1,303)	(1,289)

Acquisition, net of cash acquired	$23,247	$23,461

The purchase price allocations for the UNIACC and ULA acquisitions are preliminary and subject to revision as we finalize the valuation of intangible assets, property and equipment and as additional information about the fair value of assets and liabilities becomes available. In accordance with SFAS 141, we have not recorded the contingent consideration liability associated with the future earnings payout in our preliminary purchase price allocation, but rather, we will record this obligation when the contingency is resolved and the consideration is issued.

A summary of the identifiable intangible assets acquired, based on our preliminary purchase price allocations, are as follows:

	UNIACC		ULA
		Weighted		Weighted
	Estimated	Average	Estimated	Average
($ in thousands)	Fair Value	Useful Life	Fair Value	Useful Life

Trademarks	$4,200	indefinite	$1,625	indefinite
Accreditations and designations	1,287	indefinite	172	indefinite
Student relationships	4,600	2 years	1,170	4 years
Non-compete agreement	2,300	5 years	—	n/a
Broadcast rights and license	1,500	15 years	—	n/a
Curriculum	569	5 years	970	4 years
Technology	151	4 years	—	n/a

Total acquired intangible assets	$14,607		$3,937

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

Aptimus

On October 29, 2007, we completed the acquisition of all the outstanding common stock of online advertising company Aptimus for $48.1 million. Prior to the acquisition, Aptimus operated as a results-based advertising company that distributed advertisements for direct marketing advertisers across a network of third-party web sites.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to affordable quality education. We have integrated Aptimus as part of our corporate marketing function. Aptimus’ operating results are included in the consolidated financial statements from the date of acquisition.

The acquisition has been accounted for pursuant to SFAS 141. To value the acquired assets and assumed liabilities, we used the income approach using the relief-from-royalty method for trademarks, which represents the benefit of owning this intangible asset rather than paying royalties for its use and a discounted cash flow approach, based on estimated future cash flows for the other identified intangible assets. The carrying value for all other net assets approximated fair value at the time of the acquisition. In connection with the acquisition, the excess of the purchase price over the estimated fair value of the net assets acquired resulted in recording $37.0 million of goodwill, which is not expected to be deductible for tax purposes. For goodwill impairment testing purposes, we assigned the goodwill balance to our University of Phoenix segment as Aptimus’ primary function is to monitor, manage, and control University of Phoenix’s marketing investments. Goodwill is primarily attributable to potential strategic benefits expected to be realized associated with managing and controlling our marketing investments while reducing future advertising costs.

A summary of the purchase price is as follows:

($ in thousands)

Cash paid for the outstanding common stock of Aptimus	$41,486
Cash paid for certain common stock equivalents of Aptimus	4,672
Transaction-related costs	1,919

Total purchase price	$48,077

A summary of the purchase price allocation is as follows:

($ in thousands)

Net working capital	$(1,920)
Property and equipment	654
Intangibles	7,600
Deferred tax assets	6,507
Goodwill	37,018
Employee stock options assumed	(1,782)

Total allocated purchase price	48,077
Less: Cash acquired	(1,022)

Acquisition, net of cash acquired	$47,055

A summary of the identifiable intangible assets acquired is as follows:

		Weighted
	Estimated	Average
($ in thousands)	Fair Value	Useful Life

Technology	$3,600	4 years
Trademarks	1,300	2 years
Customer relationships	1,900	3 years
Non-compete agreement	800	2 years

Total acquired intangible assets	$7,600

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of UNIACC, ULA and Aptimus are not significant individually or in the aggregate to our consolidated results of operations and therefore, pro forma information for the years ended August 31, 2007 and 2006 have not been provided.

Note 4.	Marketable Securities

Marketable securities consist of the following as of August 31:

	Year Ended August 31,
($ in thousands)	2008	2007

Current marketable securities:
Municipal bonds	$3,060	$16,278
U.S. government-sponsored enterprises	—	15,000

Total current marketable securities	3,060	31,278

Noncurrent marketable securities:
Auction-rate securities	25,204	—
Municipal bonds due 1-3 years	—	3,096
U.S. government-sponsored enterprises	—	12,000
Corporate obligations	—	6,988

Total noncurrent marketable securities	25,204	22,084

Total marketable securities	$28,264	$53,362

The table below details our marketable securities classified as available-for-sale as of August 31, 2008. We did not hold any marketable securities that were classified as available-for-sale as of August 31, 2007.

	August 31, 2008
	Amortized	Gross Unrealized	Fair Market
($ in thousands)	Cost	Losses	Value

Available-for-sale securities
Auction-rate securities	$26,825	$(1,621)	$25,204

Total available-for-sale securities	$26,825	$(1,621)	$25,204

Amortized cost and estimated fair market value for marketable securities classified as held-to-maturity as of August 31, 2008 and 2007 are as follows:

	August 31, 2008		August 31, 2007
	Amortized	Fair Market	Amortized	Fair Market
($ in thousands)	Cost	Value	Cost	Value

Held-to-maturity securities
Municipal bonds	$3,060	$3,071	$16,278	$16,193
Municipal bonds due 1-3 years	—	—	3,096	3,060
U.S. government-sponsored enterprises	—	—	27,000	26,621
Corporate obligations	—	—	6,988	6,397

Total held-to-maturity securities	$3,060	$3,071	$53,362	$52,271

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction-Rate Securities

We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. Our investment policy also limits the amount of our credit exposure to any one issue or issuer. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and other auction-rate securities. Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.

Auction-rate securities “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, auction-rate securities auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing to support auction-rate securities and many auction-rate securities auctions have failed.

As of August 31, 2008, we had $26.8 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $16.8 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry AA credit ratings for the underlying issuer and at least an A credit rating for the insurers. The remaining $10.0 million are invested in securities collateralized by student loans, which are rated AAA and are guaranteed by the U.S. government. None of the auction-rate securities held by us are mortgage-backed securities.

In the fourth quarter of fiscal year 2008, we completed a fair value analysis of our auction-rate securities in response to the prolonged and continued lack of liquidity for these investments. At August 31, 2008, we used a discounted cash flow model that encompassed unobservable inputs including probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for these securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 basis points to the applicable discount rate. Based on our analysis, we determined that our auction-rate securities carrying value exceeded the estimated fair value. As a result, we recorded an unrealized loss of $1.6 million ($1.0 million after-tax) on our auction-rate securities, with the offset included in accumulated other comprehensive loss in our Consolidated Balance Sheets. We assessed this decline in value to be temporary due to the following:

•	our belief that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par based on our cash and cash equivalents balance at August 31, 2008 and our operating cash flow;

•	the high quality of the underlying collateral;

•	the high credit quality of the issuers;

•	the fact that the issuers continue to pay interest in a timely manner; and

•	the lack of defaults in the underlying debt.

At August 31, 2008, we have classified the entire balance of our auction-rate securities totaling $25.2 million, net of the unrealized loss of $1.6 million, as non-current marketable securities due to the lack of liquidity of these instruments.

We will continue to monitor our investment portfolio, and given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.

The cost of liquidated securities is based on the specific identification method. The liquidated available-for-sale securities that consisted of auction-rate securities were sold at par value and thus, no realized gains or losses have been recognized from the sales of these securities in fiscal years 2008, 2007 and 2006. Additionally, we did not record an unrealized loss for any of the auction-rate securities instruments that had been liquidated during fiscal year 2008.

Municipal Bonds

Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. During fiscal years 2008, 2007 and 2006, municipal bonds matured at par value and, thus, no realized gains or losses have been recorded in connection with liquidating these investments.

U.S. Government-Sponsored Enterprises and Corporate Obligations

U.S. government-sponsored enterprises consisted of fixed-income investments that include the Federal Farm Credit Note, Federal Home Loan Banks, and Federal National Mortgage Association (Fannie Mae). Corporate obligations consisted of secured commercial paper with the Royal Bank of Canada. At August 31, 2007, both our U.S. government-sponsored enterprise investments and corporate obligations were classified as held-to-maturity, reported at amortized cost. During fiscal years 2008, 2007 and 2006, these investments had either matured or had been called by the issuer at par value and, thus, no realized gains or losses have been recorded in connection with liquidating these securities.

Marketable securities are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to the risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the Consolidated Balance Sheets.

Note 5.	Accounts Receivable, net

Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2008	2007

Student accounts receivable	$279,841	$281,834
Less allowance for doubtful accounts	(78,362)	(99,818)

Net student accounts receivable	201,479	182,016
Other receivables	20,440	8,896

Total accounts receivable, net	$221,919	$190,912

Student accounts receivable is composed primarily of amounts due related to tuition.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt expense is included in Instructional Costs and Services in our Consolidated Statements of Income. The following table summarizes the activity in the related allowance for doubtful accounts for the fiscal years 2008, 2007, and 2006:

	August 31,
($ in thousands)	2008	2007	2006

Beginning allowance for doubtful accounts	$99,818	$65,184	$45,785
Provision for uncollectible accounts receivable	104,201	120,614	101,038
Write-offs, net of recoveries	(125,657)	(85,980)	(81,639)

Ending allowance for doubtful accounts	$78,362	$99,818	$65,184

Note 6.	Other Assets

Other assets consist of the following as of August 31:

($ in thousands)	2008	2007

Prepaid expenses	$21,789	$19,943
Related party receivable	17,762	16,730
Textbook inventories, deposits and other	6,717	2,779
Other investments	3,479	3,333

Total other assets	49,747	42,785
Less current portion	(21,780)	(16,515)

Total long-term other assets	$27,967	$26,270

The related party receivable represents a promissory note due from Dr. John G. Sperling. See Note 16, Related Person Transactions.

Other investments represent an investment in a related entity, Apollo International, Inc. and other investments.

Note 7.	Property and Equipment, net

Property and equipment, net consist of the following as of August 31:

($ in thousands)	2008	2007

Furniture and equipment	$330,481	$310,532
Land	30,331	21,803
Buildings	157,010	—
Leasehold improvements	105,741	89,628
Tenant improvement allowances	104,901	109,547
Software	81,862	73,171
Internally developed software	48,595	27,522
Less accumulated depreciation and amortization	(434,805)	(401,962)

Depreciable property and equipment, net	424,116	230,241
Construction in progress	15,019	133,966

Property and equipment, net	$439,135	$364,207

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts, which are included in the above table, relate to property and equipment leased under capital leases as of August 31:

($ in thousands)	2008	2007

Buildings	$7,038	$6,343
Furniture and equipment	2,090	—
Less accumulated depreciation and amortization	(2,546)	(5,362)

	$6,582	$981

All interests in our new headquarters land and buildings are held by wholly-owned subsidiaries formed as limited liability entities. On June 20, 2006, we entered into an option agreement (which was amended on March 7, 2007) with Macquarie Riverpoint AZ, LLC. The option agreement granted Macquarie the option to purchase all membership interests in the consolidated subsidiaries that own our new headquarters land and buildings for approximately $170.0 million and simultaneously have the owning entities enter into a 12-year lease of these facilities with us. Macquarie made a deposit of $9.0 million in connection with this option. On March 6, 2008, we provided the final completion notices to Macquarie. In March 2008, we agreed to extend the option until May 1, 2008 for additional consideration of approximately $0.3 million, which is included in interest income and other, net in our Consolidated Statements of Income for the fiscal year ended August 31, 2008. With our approval, Macquarie assigned its interest under the option agreement to a third party and the option agreement was further amended to extend the exercise date to June 6, 2008. The third party did not exercise the option. As a result, the option agreement expired and we retained the initial $9.0 million option payment plus interest of $0.5 million, which is included in interest income and other, net in our Consolidated Statements of Income for the fiscal year ended August 31, 2008.

Depreciation expense, net of the amortization of tenant improvement allowances, was $75.0 million, $68.4 million and $66.3 million for fiscal years 2008, 2007 and 2006, respectively. Included in these amounts is depreciation of capitalized internally developed software of $7.9 million, $4.3 million and $2.5 million for the fiscal years 2008, 2007 and 2006, respectively.

Note 8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment during our 2008 and 2007 fiscal years are as follows:

	University of	Apollo		Other	Total
($ in thousands)	Phoenix	Global	Insight	Schools	Goodwill

Goodwill as of August 31, 2006	$—	$—	$—	$16,891	$16,891
Goodwill acquired	—	—	12,742	—	12,742

Goodwill as of August 31, 2007	—	—	12,742	16,891	29,633
Goodwill acquired	37,018	19,818	—	—	56,836
Currency translation adjustment	—	(501)	—	—	(501)

Goodwill as of August 31, 2008	$37,018	$19,317	$12,742	$16,891	$85,968

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. During fiscal year 2008, goodwill acquired at our University of Phoenix segment resulted from our Aptimus acquisition completed on October 29, 2007 totaling $37.0 million. Goodwill acquired at our Apollo Global segment resulted from our UNIACC acquisition completed March 28, 2008 totaling $2.1 million and from our ULA acquisition completed August 4, 2008 totaling $17.7 million. Any changes in the fair value of the net

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion.

Intangible assets consist of the following as of August 31, 2008 and 2007:

	August 31, 2008				August 31, 2007
	Gross		Effect of Foreign	Net	Gross		Net
	Carrying	Accumulated	Currency	Carrying	Carrying	Accumulated	Carrying
($ in thousands)	Amount	Amortization	Translation Loss	Amount	Amount	Amortization	Amount

Finite-lived intangible assets
Student and customer relationships	$7,670	$(1,208)	$(543)	$5,919	$—	$—	$—
Technology	3,751	(764)	(17)	2,970	—	—	—
Non-compete agreements	5,082	(1,205)	(284)	3,593	1,982	(297)	1,685
Broadcast rights and license	1,500	(31)	(191)	1,278	—	—	—
Trademarks	1,722	(530)	—	1,192	422	(63)	359
Curriculum	1,539	—	—	1,539	—	—	—
Other	237	(141)	(71)	25	237	(67)	170

Total finite-lived intangible assets	21,501	(3,879)	(1,106)	16,516	2,641	(427)	2,214

Indefinite-lived intangible assets
Trademarks	5,825	—	(539)	5,286	—	—	—
Accreditations and designations	1,459	—	(165)	1,294	—	—	—

Total indefinite-lived intangible assets	7,284	—	(704)	6,580	—	—	—

Total intangible assets, net	$28,785	$(3,879)	$(1,810)	$23,096	$2,641	$(427)	$2,214

Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years. Amortization expense for intangible assets for fiscal years 2008 and 2007 was $3.4 million and $0.4 million, respectively.

Estimated future amortization expense of intangible assets is as follows:

($ in thousands)	Amount

2009	$6,749
2010	3,812
2011	3,077
2012	1,578
2013	458
Thereafter	842

Total estimated amortization expense	$16,516

Estimated future amortization expense may vary as acquisitions and dispositions occur in the future, purchase price allocations are finalized and as a result of foreign currency translation adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2008 and 2007, we performed annual impairment tests on all applicable goodwill and indefinite-lived intangible assets. These tests resulted in no impairment charges recorded during fiscal years 2008 and 2007. In fiscal year 2006, we recorded a goodwill impairment charge of $20.2 million at our CFP reporting unit included in our Other Schools segment. Please refer to Note 2, Significant Accounting Policies, for our policy and methodology for evaluating potential impairment of goodwill and indefinite-lived intangible assets.

Note 9.	Accrued Liabilities

Accrued liabilities consist of the following as of August 31:

($ in thousands)	2008	2007

Salaries, wages, and benefits	$39,381	$48,407
Accrued advertising	31,780	23,900
Accrued professional fees	22,534	11,826
Student refunds, grants and scholarships	12,658	12,488
Other accrued liabilities	14,847	7,030

Total accrued liabilities	$121,200	$103,651

Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily include sales and business taxes.

Note 10.	Long-Term Liabilities

Long-term liabilities consist of the following as of August 31:

($ in thousands)	2008	2007

Deferred rent and other lease incentives	$72,512	$77,755
Reserve for uncertain tax positions	55,319	—
Credit facilities — UNIACC and ULA	23,145	—
Deferred vendor incentive	12,293	—
Deferred gains on sale-leasebacks	8,739	10,602
Capital lease obligations	7,771	1,404
Deferred compensation	2,326	2,197
Other long-term liabilities	10,914	1,028

Total liabilities	193,019	92,986
Less current portion	(47,228)	(21,093)

Total long-term liabilities	$145,791	$71,893

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. Please refer to Note 11, Income Taxes, for additional discussion on our uncertain tax positions. Borrowings under UNIACC and ULA credit facilities primarily include term-debt and other short-term borrowings of the respective schools. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion of Apollo Global and the acquisitions of UNIACC and ULA. Deferred gains on sale-leasebacks are deferred and recognized over the respective lease terms. Deferred vendor incentive relates to a long-term

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with a vendor and is amortized on a straight-line basis over the term of the agreement. The deferred compensation agreement relates to an agreement between the Company and Dr. John G. Sperling.

Note 11.	Income Taxes

Incomes tax expense (benefit) consists of the following for fiscal years 2008, 2007 and 2006:

($ in thousands)	2008	2007	2006

Current:
Federal	$271,434	$253,048	$226,578
State and other	51,894	42,294	46,185
Foreign	786	665	—

Total current	324,114	296,007	272,763

Deferred:
Federal	(15,328)	(43,236)	(17,364)
State and other	(1,859)	(4,076)	(2,144)
Foreign	—	(208)	—

Total deferred	(17,187)	(47,520)	(19,508)

Total provision for income taxes	$306,927	$248,487	$253,255

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2008	2007

Gross deferred tax assets:
Allowance for doubtful accounts	$30,936	$39,324
Deferred tuition revenue	558	607
Reserves	13,822	6,223
Share-based compensation	66,070	63,049
Deferred gain on sale-leaseback	2,922	3,899
Deferred tenant improvement allowances	16,080	17,289
Other	20,322	15,271
Net operating loss carry-forward	6,277	—
Valuation allowance	(3,245)	(2,665)

Total gross deferred tax assets	153,742	142,997

Gross deferred tax liabilities:
Amortization of intangibles	2,222	1,100
Depreciation of fixed assets	2,909	9,361
Other	6,421	1,574

Total gross deferred tax liabilities	11,552	12,035

Net deferred income taxes	$142,190	$130,962

We have recorded a valuation allowance related to foreign tax credit carry-forwards, as it is more likely than not that these credits will expire unutilized. In light of our history of profitable operations, management has

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than the foreign tax credits mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets, including net operating loss carry-forwards from the acquisition of Aptimus. The foreign tax credits will begin to expire August 31, 2012 through August 31, 2017.

Upon adoption of FIN 48, we did not recognize an adjustment to our liability for unrecognized income tax benefits or make a cumulative adjustment to our beginning retained earnings; however, we reclassified our unrecognized tax benefits from income taxes payable to long-term liabilities in our Consolidated Balance Sheets. Further, we elected to continue to classify additional interest and penalties related to uncertain tax positions for continuing operations as a component of income tax expense in our Consolidated Statements of Income.

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties, at the beginning and the end of the period for fiscal year 2008:

($ in thousands)

Balance at September 1, 2007	$36,500
Additions based on tax positions related to the current year	—
Additions for tax positions taken in prior years	—
Settlement with tax authorities	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	—

Balance at August 31, 2008	$36,500

As of August 31, 2008, we also had $18.8 million of accrued interest and penalties related to these uncertain tax positions. We have included $5.5 million of our uncertain tax positions in the current portion of long-term liabilities in our Consolidated Balance Sheets because we believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. Our remaining uncertain tax positions and related accrued interest and penalties are included in long-term liabilities in our Consolidated Balance Sheets.

As of August 31, 2008, $24.5 million of the total amount of unrecognized tax benefits would favorably affect our effective tax rate, if recognized. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Consolidated Statements of Income.

Our 2003 through 2007 U.S. federal tax years and various state tax years from 2001 through 2007 remain subject to income tax examinations by tax authorities. In addition, tax years from 2001 through 2007 related to our foreign taxing jurisdictions also remain subject to examination. We do not expect any significant increases or decreases to the amount of unrecognized tax benefits within 12 months of August 31, 2008.

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for fiscal years 2008, 2007 and 2006:

	2008	2007	2006

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.1%	3.6%	4.3%
Non-deductible compensation	0.0%	0.5%	(0.6)%
Tax-exempt interest	(0.9)%	(1.4)%	(0.8)%
Other, net	1.0%	0.1%	0.0%

Effective income tax rate	39.2%	37.8%	37.9%

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-deductible compensation is composed of amounts limited by Internal Revenue Code Section 162(m) and related interest and penalties.

Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers are in question. Under Internal Revenue Code Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under Section 162(m). As a result, we expensed an additional $3.0 million in the year ended August 31, 2008 related to interest and penalties, for a total accrual of $47.6 million as of August 31, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). Our taxable years 2003 — 2005 are the subject of an Internal Revenue Service Audit, in connection with which we have agreed to extend the statute of limitations. For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.

Note 12.	Stockholders’ Equity

Treasury Stock

Shares of Apollo Group Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years are as follows:

				Maximum Value
	Total # of		Average Price	of Shares
	Shares		Paid per	Available for
(Numbers in thousands, except per share data)	Repurchased	Cost	Share	Repurchase

Treasury stock as of August 31, 2005	8,818	$645,742	$73.23	$51,023
New authorizations	—	—	—	600,000
Shares repurchased	8,173	514,931	63.00	(514,931)
Shares reissued	(1,542)	(106,627)	69.15	—

Treasury stock as of August 31, 2006	15,449	1,054,046	68.23	$136,092
New authorizations	—	—	—	363,908
Shares repurchased	7,167	437,735	61.08	(437,735)
Shares reissued	(453)	(30,413)	67.31	—

Treasury stock as of August 31, 2007	22,163	1,461,368	$65.94	$62,265
New authorizations	—	—	—	892,097
Shares repurchased	9,824	454,362	46.25	(454,362)
Shares reissued	(2,451)	(158,453)	64.65	—

Treasury stock as of August 31, 2008	29,536	$1,757,277	$59.50	$500,000

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Earnings Per Share

Apollo Group Common Stock

Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share.

A reconciliation of the basic and diluted earnings per share computations for our common stock is as follows:

	Year Ended August 31,
	2008			2007			2006
		Weighted			Weighted			Weighted
		Average	Per Share		Average	Per Share		Average	Per Share
(Numbers in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic income per share	$476,525	164,109	$2.90	$408,810	172,309	$2.37	$414,833	174,351	$2.38
Effect of dilutive securities:
Stock options	—	1,598	(0.03)	—	1,293	(0.02)	—	1,854	(0.03)
Restricted stock units	—	163	—	—	1	—	—	—	—

Diluted income per share	$476,525	165,870	$2.87	$408,810	173,603	$2.35	$414,833	176,205	$2.35

Diluted weighted average shares outstanding include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock units. For the years ended August 31, 2008, 2007 and 2006, approximately 2,276,900, 6,321,800, and 4,322,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

Note 14.	Share-Based Compensation Plans

401(k) Plan

We sponsor a 401(k) plan for certain qualifying employees which provides for employee contributions. Participant contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon completion of one year of service and 1,000 hours worked, we match, at our discretion, eligible participant’s contributions up to 15% of the participant’s gross compensation per paycheck. Our matching contributions, at 30% of the eligible contributions, totaled $8.1 million, $6.7 million and $5.6 million for fiscal years ended August 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

Our Third Amended and Restated 1994 Employee Stock Purchase Plan allows our employees to purchase shares of Apollo Group Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. Under the applicable accounting principles of FAS 123(R), this plan is deemed to be non-compensatory, and we do not recognize any share-based compensation expense with respect to the shares of Apollo Group Class A common stock purchased under the plan.

Share-Based Compensation Plans

We maintain the following three share-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan, the Apollo Group, Inc. Long Term Incentive Plan, and the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan. In addition, we have assumed outstanding stock options and

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock appreciation rights under the following two plans in connection with our acquisition of Aptimus: the Aptimus, Inc. 1997 Stock Option Plan, as amended, and the Aptimus, Inc. 2001 Stock Plan.

The Second Amended and Restated Director Stock Plan provided for an annual grant to the non-employee members of our Board of Directors of options to purchase shares of Apollo Group Class A common stock on September 1 of each year through 2003. No additional options are available for issuance under this plan.

Under the Long Term Incentive Plan, we may grant non-qualified stock options, stock appreciation rights, restricted stock units, and other share-based awards covering shares of Apollo Group Class A common stock to certain officers, key employees and the non-employee members of our Board of Directors. Most of the options granted under the Long Term Incentive Plan vest 25% per year over four years. The vesting may be accelerated for certain grants if certain operational goals are met.

Under the Amended and Restated 2000 Stock Incentive Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, and other share-based awards covering shares of Apollo Group Class A common stock to certain officers, key employees and the non-employee members of our Board of Directors. Most of the options granted under the Amended and Restated 2000 Stock Incentive Plan vest 25% per year over four years, and the options have contractual terms of 10 years or less. For certain grants, vesting may be tied to the attainment of prescribed performance goals, or the service vesting requirements for those grants may be accelerated if certain performance goals are attained.

Under each of the three Apollo Group Plans, the exercise price for stock options may not be less than 100% of the fair market value of the Class A common stock on the date of grant. Options are granted for terms of up to ten years and can vest over periods from six months up to four years. The requisite service period for all options is equal to the vesting period. Under the Plans currently in effect (the Long Term Incentive Plan and Amended and Restated 2000 Stock Incentive Plan), we are authorized to grant up to 40.8 million shares of Apollo Group Class A common stock in the aggregate. Restricted stock units issued under the Plans may have both performance vesting and service vesting components (for grants made to executive officers) or service vesting only (for other recipients). Shares issued under the Plans are issued from treasury shares or our authorized but unissued shares of Apollo Group Class A common stock. As of August 31, 2008, approximately 19.2 million authorized and unissued shares of Apollo Group Class A common stock were reserved for issuance in the aggregate under the Long Term Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan.

Assumed Options and Stock Appreciation Rights

In connection with our acquisition of Aptimus on October 29, 2007, we assumed the outstanding stock options and stock appreciation rights under the Aptimus, Inc. 1997 Stock Option Plan, as amended and the Aptimus, Inc. 2001 Stock Plan. Each of those assumed options and stock appreciation rights were converted into the right to purchase or acquire shares of Apollo Group Class A common stock. The conversion was effected by (i) multiplying the number of shares of Aptimus common stock subject to each such assumed stock option and stock appreciation right outstanding on the effective date of the acquisition by the applicable exchange ratio and (ii) dividing the exercise price per share in effect for each such stock option and stock appreciation right at that time by the applicable exchange ratio. The numerator of such exchange ratio was the $6.25 cash consideration paid per outstanding share of Aptimus common stock in consummation of the acquisition, and the denominator was the average closing price per share of the Apollo Group Class A common stock for the five trading days immediately preceding the effective date of the acquisition. The assumed stock options and stock appreciation rights have maximum terms of up to ten years and generally vest in increments over a defined period of service. However, a number of assumed stock options and stock appreciation rights vested in whole or in part on an accelerated basis upon the consummation of the acquisition. The assumed stock appreciation rights can only be settled in shares of Apollo Group Class A common stock. As of August 31, 2008, the total number of shares of Apollo Group Class A common stock subject to the assumed stock options and stock appreciation rights was 0.1 million shares.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restatement of Share-Based Compensation and Stock Option Modifications

In May 2007, we restated prior period financial results due to errors that occurred in the accounting for share-based compensation. As a result of the restatement, we had to take the following actions with respect to certain outstanding options under our plans.

Stock Option Modifications

On January 12, 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications extended the normal 90-day post-employement exercise period in effect for options held by former employees, including officers, whose employment terminated on or after November 3, 2006, and allowed those individuals an additional period of time to exercise any of their options that were “in the money” at the end of that 90-day period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process as described in our 2007 Annual Report on Form 10-K, to issue shares of our Class A common stock to such individuals, in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired before the former employees had the opportunity to exercise their “in the money” options, since the 90-day post-termination exercise period would have expired prior to us completing our financial statement restatement process.

As a result of these modifications, we recorded a non-cash charge to share-based compensation of $12.1 million during the second quarter of fiscal year 2007. In addition, the modified awards held by former employees whose employment terminated prior to the January 12, 2007 modification are subject to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards subject to the provisions of EITF 00-19. EITF 00-19 requires that we report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value is recorded in general and administrative expense in our Consolidated Statements of Income. The fair value adjustments recorded as expense for the year ended August 31, 2008 totaled $2.7 million. As all awards had been exercised as of November 30, 2007, there are no liabilities in our Consolidated Balance Sheets as of August 31, 2008 associated with these modifications.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apollo Group Class A Stock Options

A summary of the activity and changes related to stock options and stock appreciation rights covering Apollo Group Class A common stock granted under our plans is as follows:

	Summary of Stock Options/Stock Appreciation Rights Outstanding
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
(Numbers in thousands, except per share data)	Shares	Share	Term (Years)	Value ($)(1)

Outstanding as of August 31, 2005	8,716	$38.30
Granted	3,874	57.37
Exercised	(1,395)	15.32
Forfeited, canceled or expired	(1,871)	61.08

Outstanding as of August 31, 2006	9,324	44.96
Granted	7,089	58.48
Exercised	(409)	26.80
Forfeited, canceled or expired	(2,635)	64.83

Outstanding as of August 31, 2007	13,369	48.90
Granted	2,508	62.08
Assumed upon acquisition	106	72.15
Exercised	(2,348)	41.46
Forfeited, canceled or expired	(1,258)	51.71

Outstanding as of August 31, 2008	12,377	$52.41	4.84	$155,768

Vested and expected to vest as of August 31, 2008	11,065	$51.84	4.78	$146,764

Exercisable as of August 31, 2008	5,702	$46.45	4.31	$111,773

Available for issuance as of August 31, 2008	6,209

(1)	Aggregate intrinsic value represents the value of our closing stock price on August 31, 2008 ($63.68) in excess of the exercise price multiplied by the number of options outstanding or exercisable.

As of August 31, 2008, there was approximately $93.5 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.84 years.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to outstanding and exercisable options and stock appreciation rights as of August 31, 2008:

	Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of		Life	Price		Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(Options in thousands)

$3.27 to $30.77	1,862	2.34	$16.70	1,863	$16.70
$41.83 to $50.68	1,530	4.62	$46.93	665	$45.32
$50.69 to $57.54	1,958	6.89	$53.01	745	$51.37
$58.03 to $58.03	3,127	4.53	$58.03	197	$58.03
$58.43 to $70.02	2,510	5.64	$62.17	1,077	$62.25
$70.03 to $83.40	1,334	4.87	$74.32	1,102	$74.17
$83.41 to $173.32	56	2.46	$96.50	53	$96.73

$3.27 to $173.32	12,377			5,702

The following table summarizes information related to stock options and stock appreciation rights exercised for fiscal years 2008, 2007 and 2006:

	Year Ended August 31,
($ in thousands)	2008	2007	2006

Amounts related to options exercised:
Intrinsic value realized by optionee	$65,198	$10,824	$58,962
Actual tax benefit realized by Company for tax deductions	$25,516	$2,095	$19,161

The shares issued upon the exercise of stock options and stock appreciation rights were drawn from treasury shares or from our authorized but unissued shares of Class A common stock. Cash received from stock option exercises during fiscal years 2008, 2007, and 2006, totaled approximately $97.4 million, $6.2 million, and $21.3 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Unit Awards

During fiscal years 2008 and 2007, we granted restricted stock units covering shares of our Class A common stock with a service and a performance vesting condition to several of our officers. We also granted restricted stock units with only a service vesting condition to the members of our Board of Directors, officers and certain management employees. We measure the fair value of restricted stock units at the date of the grant. We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a performance condition. The vesting period of the restricted stock units granted ranges from three months to four years.

	Restricted Stock Units
		Weighted
		Average
	Number of	Grant Date
(Numbers in thousands, except per share data)	Shares	Fair Value

Nonvested balance at August 31, 2006	—	$—
Granted	338	58.03
Vested and released	(13)	58.03
Forfeited	—	—

Nonvested balance at August 31, 2007	325	58.03
Granted	522	58.20
Vested and released	—	—
Forfeited	(132)	57.95

Nonvested balance at August 31, 2008	715	$58.17

As of August 31, 2008, there was approximately $22.6 million of total unrecognized share based compensation cost, net of forfeitures, related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 2.76 years. No restricted stock units vested during fiscal year 2008.

Share-based Compensation Expense

The table below outlines share-based compensation expense for fiscal years 2008, 2007, and 2006:

	Year Ended August 31,
(Numbers in thousands)	2008	2007	2006

Instructional costs and services	$20,609	$13,346	$12,418
Selling and promotional	3,603	3,069	2,287
General and administrative	29,358	37,612	13,030

Share-based compensation expense included in operating expenses	53,570	54,027	27,735
Tax effect of share-based compensation	(21,013)	(21,189)	(10,986)

Share-based compensation expense, net of tax	$32,557	$32,838	$16,749

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Compensation Expense Assumptions

Fair Value.  We use the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

	Year Ended August 31,
	2008	2007	2006

Weighted average fair value	$23.95	$18.84	$26.06
Expected volatility	44.2%	32.7%	34.6%
Expected life (years)	4.2	4.2	5.9
Risk-free interest rate	2.9%	4.9%	4.8%
Dividend yield	0.0%	0.0%	0.0%

Expected Volatility.  We use an average of our historical volatility and the implied volatility of long-lived call options to estimate expected volatility consistent with SFAS 123(R) and SAB 107.

Expected Life (years).  In December 2007, the Securities and Exchange Commission staff issued SAB 110. SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107 to estimate the expected term of stock options under certain circumstances. The simplified method for estimating expected term is to use the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed. We have opted to use the simplified method for options granted to management in fiscal year 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of current awards.

Risk-Free Interest Rate.  We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.

Dividend Yield.  The dividend yield assumption is based on the fact that we have not historically paid dividends and do not expect to pay dividends in the future.

Forfeitures.  Forfeitures are estimated at the time of grant based on historical forfeiture activity adjusted for any known nonrecurring activity. If necessary, management estimates are trued up at the end of each vesting period if actual forfeitures differ from those estimates.

Expected Vesting Period.  We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the accelerated recognition method for pre-September 1, 2005 grants, the straight-line method for awards with only service conditions, and the graded vesting attribution method for awards with performance conditions for post-September 1, 2005 grants in accordance with SFAS 123(R).

Note 15.	Financing

On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility that will be used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million. The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. There were no outstanding borrowings under the Bank Facility as of August 31, 2008.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a Department of Education

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions.

Interest expense for fiscal years 2008, 2007 and 2006 was $3.5 million, $0.2 million and $0.3 million, respectively, and is included in interest income and other, net in our Consolidated Statements of Income.

Note 16.	Related Person Transactions

Dr. John G. Sperling Note Receivable

In August 1998, we, together with Hughes Network Systems and Hermes Onetouch, LLC, formed Interactive Distance Learning, Inc., a new corporation, to acquire One Touch Systems, a provider of interactive distance learning solutions. We contributed $10.8 million in October 1999 and $1.2 million in December 1999, in exchange for a 19% interest in Interactive Distance Learning. We accounted for our investment in Interactive Distance Learning under the cost method. Hermes is owned by Dr. John G. Sperling, our Founder, Executive Chairman of the Board and Director.

On December 14, 2001, Hermes acquired our investment in Interactive Distance Learning in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value. The promissory note accrues interest at a fixed annual rate of six percent and is due at the earlier of December 14, 2021 or nine months after Dr. Sperling’s death. The promissory note is included in other assets as a receivable from a related party in the Consolidated Balance Sheets as of August 31, 2008 and 2007.

Apollo International, Inc.

As of August 31, 2008, we directly own approximately 3.8% of the preferred stock of Apollo International, Inc., which provides educational products and services in India. Dr. John G. Sperling was a director of Apollo International until November 2005. In addition, we beneficially own shares of Apollo International stock indirectly through our 17% investment in a venture capital fund that owns approximately 4.1% of Apollo International stock. We received shareholder distributions of $0.6 million in 2007, and no distributions in 2008 and 2006.

Effective September 2002, Western International University entered into an agreement with Apollo International that allows for Western International University’s educational offerings to be made available in India through a joint venture between Apollo International and K.K. Modi Investment and Financial Services Private Limited. The joint venture company is named Modi Apollo International Group Private Limited. Apollo International is responsible for the relationship with the entities in India that are offering the Western International University programs while Western International University maintains the educational content and other academic aspects of the programs pursuant to an agreement with Apollo International. Western International University received approximately $0.2 million during the fiscal years 2008, 2007 and 2006 in connection with its agreement with Apollo International.

Governmental Advocates, Inc.

Effective July 1, 1989, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to us relating to state government in the state of California. Hedy F. Govenar, who served as a director of Apollo through May 2007, is the founder and Chairwoman of Governmental Advocates, Inc. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $0.1 million in fiscal years 2007 and 2006, while Ms. Govenar served as a director of Apollo.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Yo Pegasus, LLC

Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling, leases an aircraft to us as well as to other entities. Payments to Yo Pegasus for the business use of the airplane, including hourly flight charges, fuel, and direct operating expenses during fiscal years 2008, 2007, and 2006 were $0.4 million, $0.3 million, and $0.4 million, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Income. Additionally, through May 2007 the pilots were employed by us and the costs of salaries and fringe benefits were paid through our payroll and are included in general and administrative expenses in the Consolidated Statements of Income. The cost to us, including payments made to Yo Pegasus and the cost of pilots’ wages (including fringe benefits) during fiscal years 2008, 2007 and 2006 were $0.4 million, $0.5 million, and $0.6 million, respectively.

TKG Contact Center, Inc.

We entered into a sublease with TKG Contact Center, Inc., an entity controlled by Dr. John G. Sperling, to lease 56,410 square feet of office space in Tempe, Arizona, for the period from July 1, 2006 to November 30, 2007. We extended the lease to December 7, 2007. Payments to this entity during fiscal years 2008, 2007, and 2006 were $0.3 million, $0.9 million, and $0.2 million, respectively.

Sperling Gallery

We lease certain artwork pursuant to a contract between Apollo Group and an art gallery owned by Virginia Sperling. Virginia Sperling is the former wife of Dr. John G. Sperling and the mother of Mr. Peter V. Sperling. Lease payments under the contract during fiscal years 2008, 2007, and 2006 were $37,000, $37,000, and $39,000, respectively.

PoliPoint Press, LLC

PoliPoint Press, LLC, an entity controlled by Dr. John G. Sperling, provides editorial services for Apollo. Payments made to PoliPoint Press during fiscal year 2008 were $5,000.

Credit Suisse Share Repurchase Services

During fiscal years 2008 and 2007, Credit Suisse Securities (USA) LLC, an affiliate of the previous employer of Charles B. Edelstein, our Chief Executive Officer, and Gregory W. Cappelli, our Executive Vice President, Global Strategy and Assistant to the Executive Chairman, managed a share repurchase program for Apollo. We paid Credit Suisse Securities approximately $196,000 and $143,000 in commissions for this service during fiscal years 2008 and 2007, respectively. Our engagement of Credit Suisse Securities and payment of these fees occurred after Mr. Cappelli joined Apollo in March 2007, and prior to the time Mr. Edelstein accepted employment with Apollo in July 2008.

Earth Day Network

During fiscal year 2008, University of Phoenix Foundation, a non-profit entity affiliated with the University of Phoenix, provided a grant of $50,000 to Earth Day Network in response to a grant request received in May 2008. Art Edelstein, the Director of Development of Earth Day Network, is the brother of Charles B. Edelstein, our Chief Executive Officer. The Foundation received and approved this grant request prior to the time Mr. Edelstein accepted employment with Apollo in July 2008.

Deferred Compensation Agreement with Dr. John G. Sperling

See Note 10, Long-Term Liabilities.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Commitments and Contingencies

We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters, and taxes, among others. In accordance with SFAS 5, when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.

Guarantees

We have agreed to indemnify our officers and directors for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance policies that mitigate our exposure and enable us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal.

Lease Commitments

We are obligated under property and equipment leases under both capital leases and operating leases. The following is a schedule of future minimum lease commitments as of August 31, 2008:

($ in thousands)	Operating Leases	Capital Leases	Total

2009	$139,336	$2,361	$141,697
2010	123,200	2,031	125,231
2011	106,237	1,249	107,486
2012	77,480	760	78,240
2013	50,591	530	51,121
Thereafter	70,827	840	71,667

	$567,671	$7,771	$575,442

Facility and equipment expense under leases totaled $156.2 million, $150.0 million and $141.2 million for fiscal years 2008, 2007 and 2006, respectively.

We have entered into five separate sale-leaseback agreements with unrelated third parties. These agreements were related to property located throughout Phoenix, Arizona, which we currently use to support our operations. The property is subject to ten-year lease terms expiring between 2010 and 2014. In total we received approximately $46.2 million in cash for the property, which generated a combined gain of approximately $17.5 million that is being deferred over the respective lease terms. We recognized total gains in our income statement of $1.8 million, $1.8 million and $1.7 million in fiscal years 2008, 2007 and 2006, respectively. The balance of the total deferred gain was $8.7 million as of August 31, 2008 and $10.6 million as of August 31, 2007, included in long-term liabilities on the Consolidated Balance Sheets.

Naming Rights to Glendale, Arizona Sports Complex

On September 22, 2006, we entered into a Naming and Sponsorship Rights Agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo,

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is 20 years with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation and Settlements

Incentive Compensation False Claims Act Lawsuit

On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, relators allege that our entry into Program Participation Agreements with the Department of Education under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. On or about October 20, 2003, a motion to dismiss the action was filed and was subsequently granted with leave to amend the complaint. Subsequently, a second amended complaint was filed on or about March 3, 2004. A motion to dismiss this amended complaint was filed on or about March 22, 2004, and the case was subsequently dismissed with prejudice. On June 11, 2004, an appeal was filed with the U.S. Court of Appeals for the Ninth Circuit. On September 5, 2006, the Ninth Circuit reversed the ruling of the District Court and held that the relators had adequately alleged the elements of a False Claims Act cause of action. On January 22, 2007, University of Phoenix filed a Petition for Writ of Certiorari with the U.S. Supreme Court. On April 23, 2007, the U.S. Supreme Court denied University of Phoenix’s petition. As a result, the case has been remanded to the District Court in accordance with the order of the Ninth Circuit. In addition, on March 23, 2007, University of Phoenix filed a motion in the District Court to dismiss the complaint on the grounds that the September 7, 2004 settlement agreement between University of Phoenix and the Department of Education, resolving the Office of Inspector General audits of IPD and Client Institutions and a University of Phoenix program review, constituted an alternate remedy under the False Claims Act. That motion was denied on August 20, 2007. On January 7, 2008, the District Court denied a University of Phoenix motion to certify the Court’s order regarding the motion to dismiss for purposes of bringing an interlocutory appeal. The District Court has issued a Scheduling Order pursuant to which trial is set for September 2009. Initial disclosures have been made and discovery is proceeding. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Axia False Claims Act Lawsuit

On August 15, 2005, a relator filed a qui tam complaint under seal in the U.S. District Court for the District of Columbia. On April 12, 2006, the U.S. Department of Justice filed The Government’s Notice of Election to Decline Intervention in this qui tam lawsuit and on June 15, 2006, the Court entered an order unsealing the complaint. An amended complaint was served on or about November 1, 2006. The qui tam action alleges violations of the False Claims Act by University of Phoenix in connection with federal student aid programs, and asserts that University of Phoenix improperly compensates its employees. On November 15, 2006, the relator filed a Voluntary Notice of Dismissal. On November 17, 2006, the Court ordered that the relator comply with the statutory requirements for dismissal of a qui tam False Claims Act action by December 1, 2006. On December 1, 2006, the United States consented to the dismissal of the action with prejudice as to the relator, so long as the dismissal is without prejudice as to the United States. On February 2, 2007, the Court ordered the United States to articulate its reasons for consenting to the dismissal of the action. On February 21, 2007, the United States filed a Statement of Reasons for Consenting to Dismissal. On July 7, 2008 the action was dismissed by the Court.

Alaska Electrical Pension Fund Derivative Action

On September 5, 2006, the Alaska Electrical Pension Fund filed a shareholder derivative suit in the U.S. District Court for the District of Arizona, alleging on behalf of us that certain of our current and former officers and directors engaged in misconduct regarding stock option grants. Similar derivative complaints were filed in the same Court on or about September 19, 2006 and November 11, 2006 by other of our purported shareholders, and the three cases were consolidated by the Court under the caption Alaska Electrical Pension Fund v. Sperling, Case No. CV06-02124-PHX-ROS, on January 9, 2007. The defendants in the consolidated case are Apollo, J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Anthony F. Digiovanni, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Jerry F. Noble, Laura Palmer Noone, John R. Norton III, John G. Sperling, and Peter V. Sperling. An independent committee of our Board of Directors (“Special Committee”), consisting of Hedy F. Govenar and Daniel D. Diethelm, was appointed and authorized to determine whether it is in our best interest to pursue the allegations made on our behalf. Effective December 8, 2006, in response to an order by the Court on December 4, 2006, K. Sue Redman, who is not a party to the case, replaced Hedy F. Govenar on the Special Committee. As of March 13, 2007, James R. Reis joined the Special Committee in place of Daniel D. Diethelm. On July 2, 2007, all defendants and Apollo filed motions to dismiss the case, and the Special Committee filed notice of its intent to terminate the action. On August 1, 2007, the Court appointed as lead plaintiff Louisiana Municipal Police Employees’ Retirement System, and lead plaintiff filed a Second Amended Complaint on August 15, 2007. On August 17, 2007, the Special Committee filed a motion to terminate the action, based in part upon its conclusion that pursuit of the claims is not in our best interest. Through mediation, the parties reached an agreement to resolve this action. Notices of the proposed settlement were filed with the Court on April 7, 2008. The Court granted preliminary approval to the settlement on April 18, 2008. The Court approved the settlement on August 21, 2008, and entered a final signed judgment on September 5, 2008. We have performed our obligations under the settlement. We accrued for the obligation under the settlement in our consolidated financial statements as of August 31, 2008, in an amount that is not material for separate disclosure.

Securities Class Action

In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a preliminary Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments occurred on August 4, 2008 as part of our post-trial motions, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. The plaintiffs’ brief is due on December 15, 2008, and the defendants’ brief is due on January 13, 2009.

In the second quarter of fiscal year 2008, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million and was estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval which included our estimate of damages based on the verdict, our estimate of potential amounts we expected to reimburse our insurance carriers, our estimate of future defense costs and legal and other professional fees incurred during the second quarter of fiscal year 2008. At that time, we elected to record the mid-point of the range because under statistically valid modeling techniques the mid-point of the range was a more likely estimate than other points in the range, and the point at which there was an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.

In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $219.6 million, with the high end of the range including pre- and post-judgment interest through August 31, 2008. Damages, if any, will not be known until all court proceedings, including the plaintiffs appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.

Equal Employment Opportunity Commission v. University of Phoenix

On September 25, 2006, the Equal Employment Opportunity Commission filed a Title VII action against University of Phoenix captioned Equal Employment Opportunity Commission v. University of Phoenix, Inc., No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified former employees and an asserted class of unidentified former and current employees who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The Complaint also alleges that some of the employees were retaliated against after complaining about the alleged discrimination. University of Phoenix answered the Complaint on December 8, 2006, denying the material allegations asserted. An initial Scheduling Conference was held on February 15, 2007. During the course of discovery, the Equal Employment Opportunity Commission identified approximately 54 additional class members on whose behalf it was seeking relief. University of Phoenix filed motions to strike almost all of these additional class members on the basis that they failed to timely exhaust their administrative remedies and/or meet other statutory prerequisites to filing suit under Title VII. The District Court denied University of Phoenix’s motions to strike on May 2, 2008 and University of Phoenix subsequently filed a motion for certification to file an interlocutory appeal with the Ninth Circuit. On May 20, 2008, the District Court granted University of Phoenix’s motion for certification and stayed discovery regarding the additional class members pending the Ninth Circuit’s ruling. On August 15, 2008, the Ninth Circuit denied University of Phoenix’s request to file an interlocutory appeal. As a

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, on August 19, 2008, the District Court reopened discovery on all class members and extended the discovery deadline for 90 days. The parties subsequently reached a tentative settlement resolving this action and have submitted a proposed consent decree to the District Court for approval. The settlement will not be effective until approved by the District Court. Management does not expect a material adverse effect on our business to result from the proposed settlement. The amount of the proposed settlement is not material for separate disclosure.

Barnett Derivative Action

On April 24, 2006, Larry Barnett, one of our shareholders, filed a shareholder derivative complaint on behalf of Apollo. The allegations in the complaint pertain to the matters that were the subject of the investigation performed by the Department of Education that led to the issuance of the Department of Education’s February 5, 2004 Program Review Report. The complaint was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. In the complaint, plaintiff asserts a derivative claim, on our behalf, for breach of fiduciary duty against the following nine of our current or former officers and directors: John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda B. Gonzales, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff contends that we are entitled to recover from these individuals the amount of the settlement that we paid to the Department of Education and our losses (both litigation expenses and any damages awarded) stemming from the federal securities class actions pending against us in Federal District Court as described above under “Securities Class Action.” On August 21, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the federal Securities Class Action.

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

On November 10, 2006, after plaintiff filed the First Amended Complaint and added allegations of stock option backdating, we filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal Securities Class Action and pending the Special Committee’s investigation into the allegations of stock option backdating. On January 29, 2007, the Court granted the Amended Motion to Stay pending the resolution of the trial in the federal Securities Class Action.

On March 7, 2008, following the entry of judgment in the federal Securities Class Action, we filed a motion to stay discovery regarding the Department of Education claims pending the disposition of post-trial motions in the federal Securities Class Action and informed the Superior Court of an imminent settlement regarding the stock option claims. On March 10, 2008, the Superior Court stayed the stock option claims pending submission of a stipulation of settlement in a related federal derivative action that also raised stock option claims (described under “Alaska Electrical Pension Fund Derivative Litigation”), the approval of the settlement by the Federal Court, and dismissal of the federal derivative action. On April 22, 2008, the plaintiff filed a request for preliminary approval of the settlement regarding the stock option claims. On April 28, 2008, the Superior Court granted preliminary approval of the settlement. The Federal Court approved the settlement on August 21, 2008, and entered a final signed judgment on September 5, 2008. On August 26, 2008, plaintiff filed a request for entry of an order of dismissal regarding the stock option backdating claims. On September 17, 2008, the Superior Court dismissed the stock option backdating claims. The settlement does not apply to the Department of Education claims.

With respect to the Department of Education claims, on April 10, 2008, the plaintiff filed his Second Amended Complaint. On May 9, 2008, we moved for a continued stay of Counts 1-2 and for dismissal of Counts 3-5. In addition, we moved to continue the pre-trial conference until the Federal Court hearing the federal Securities Class Action has ruled on the post-trial motions pending in that case, and in the alternative, for appointment of an

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent panel of outside directors to review any claims that survive motions to dismiss. Also on May 9, 2008, the individual defendants moved to dismiss the Second Amended Complaint on the ground that it failed to state a claim upon which relief may be granted. Plaintiffs filed their responses to these motions on June 12, 2008, and defendants filed their replies on June 27, 2008. Oral argument on the motions to dismiss filed by the defendants were heard by the Superior Court on July 14, 2008, and on July 30, 2008, the Superior Court granted our motion to dismiss Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference, which the Superior Court has continued from August 18, 2008 to October 27, 2008. At the continued pretrial conference on October 27, 2008, the Superior Court lifted the discovery stay and set some long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts, the earliest of which is not until May 31, 2010. A trial, if any, will not be set until sometime in 2011. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Bamboo Partners Derivative Action

On August 15, 2006, Bamboo Partners, one of our shareholders, filed a shareholder derivative complaint on our behalf and on behalf of the University of Phoenix, Inc. The lawsuit was filed in the U.S. District Court for the District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number CIV-06-1973-PHX-SRB. The complaint names as defendants Apollo Group, Inc., University of Phoenix, Inc., Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint seeks contribution from defendants Nelson, Gonzales and Bachus pursuant to Sections 10(b) and 21D of the Exchange Act for damages incurred by Apollo and University of Phoenix in connection with the federal securities class action described above under “Securities Class Action,” and also alleges that all defendants committed numerous breaches of fiduciary duties associated with the facts underlying the federal Securities Class Action. In addition, the complaint asserts claims relating to Laura Palmer Noone’s sale of our stock and Todd S. Nelson’s separation agreement executed with us in January 2006. In addition to damages, the complaint seeks attorneys’ fees, reasonable costs and disbursements.

On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the federal Securities Class Action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the federal Securities Class Action, on January 31, 2008, the Court issued an order to show cause why the stay should not be dissolved. On February 13, 2008, we filed a motion to extend the stay until the Federal Court in the federal Securities Class Action rules on defendants’ post-trial motions. On March 3, 2008, the plaintiff filed a motion to lift the stay in order to file an amended complaint. The proposed amended complaint, among other things, does not include two defendants named in the initial complaint (Daniel E. Bachus and Hedy F. Govenar) and adds new jurisdictional allegations based on the parties’ diversity of citizenship. On April 11, 2008, the Court granted our motion to stay the case pending disposition of the post-trial motions and ordered that defendants file a status report within 10 days following the resolution of the post-trial motions in the federal Securities Class Action. In addition, the Court granted plaintiff’s motion to file an amended complaint, but ordered that no responsive pleading be filed while the stay remains in place. We submitted a status report on August 18, 2008 notifying the Court that judgment had been entered in favor of defendants in the Securities Class Action. Plaintiff filed a response on August 25, 2008 notifying the Court of its intention to file a Second Amended Complaint by September 26, 2008 and informing the Court that its counsel would be contacting plaintiff’s counsel in the Barnett case to determine whether their respective claims could be pursued in a single forum. The Court dissolved the stay on September 25, 2008, and ordered plaintiff to file its Second Amended Complaint by October 15, 2008. Discovery in this case has not yet begun. Plaintiff did not file the Second Amended Complaint. Instead, counsel for plaintiff, by letter dated September 25, 2008, advised the Court and defendants’ counsel of its intention to take the necessary steps to obtain an order dismissing this action. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Teamsters Local Union Putative Class Action

On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint purporting to represent a class of shareholders who purchased our stock between November 28, 2001 and October 18, 2006. The complaint, filed in the U.S. District Court for the District of Arizona, is entitled Teamsters Local 617 Pension & Welfare Funds v. Apollo Group, Inc. et al., Case Number 06-cv-02674-RCB, and alleges that we and certain of our current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning our stock option granting policies and practices and related accounting. The defendants are Apollo Group, Inc., J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff seeks unstated compensatory damages and other relief. On January 3, 2007, other shareholders, through their separate attorneys, filed motions seeking appointment as lead plaintiff and approval of their designated counsel as lead counsel to pursue this action. On September 11, 2007, the Court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff and approved lead plaintiff’s selection of lead counsel and liaison counsel. Lead plaintiff filed an amended complaint on November 23, 2007, asserting the same legal claims as the original complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy. All defendants filed motions to dismiss the case on January 22, 2008, which are now pending before the Court. Discovery in this case has not yet begun. We intend to vigorously oppose plaintiffs’ allegations. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Patent Infringement Litigation

On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against The University of Phoenix, Inc. and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Regulatory and Other Legal Matters

Student Financial Aid

All U.S. federal financial aid programs are established by the Higher Education Act and regulations promulgated thereunder. The Higher Education Act was recently reauthorized through September 30, 2013 by Congress and signed into law by the President on August 14, 2008.

The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. However, in March 2007, University of Phoenix submitted its Title IV program participation recertification

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application to the Department of Education. We have been collaborating with the Department of Education regarding the University of Phoenix recertification application. Although we have submitted our application for renewal, we are continuing to supply additional follow-up information based on requests from the Department of Education. Our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.

Department of Education Audits and Other Matters

From time to time as part of the normal course of business, University of Phoenix and Western International University are subject to periodic program reviews and audits by regulating bodies as a result of their participation in Title IV programs. On December 22, 2005, the Department of Education, Office of Inspector General, issued an audit report on their review of University of Phoenix’s policies and procedures for the calculation and return of Title IV funds. The Office of Inspector General concluded that University of Phoenix had policies and procedures that provided reasonable assurance that it properly identified withdrawn students, appropriately determined whether a return of Title IV funds was required, returned Title IV funds for withdrawn students in a timely manner and used appropriate methodologies for most aspects of calculating the return of Title IV funds. The Office of Inspector General did conclude, however, that University of Phoenix did not use appropriate methodologies for calculating the percentage of Title IV financial aid earned from September 1, 2002 through December 7, 2004. Since December 8, 2004, University of Phoenix has adopted the methodologies deemed appropriate by the Department of Education. On November 3, 2006, the Department of Education issued a preliminary audit determination letter concerning University of Phoenix’s administration of the Title IV federal student aid programs regarding this matter and requested University of Phoenix to conduct a file review of all students who received Title IV funds and for whom a return of funds calculation was performed, or should have been performed, during the period from March 1, 2004 through December 7, 2004. On June 7, 2007, University of Phoenix responded to the preliminary audit determination letter request with results of the file review. On January 10, 2008, the Department of Education issued a final audit determination letter regarding the return of Title IV funds. As of August 31, 2007, University of Phoenix had accrued $3.7 million related to the refund liability and in the second quarter of fiscal year 2008 recorded an additional charge of $0.5 million. Under the final audit determination letter, University of Phoenix returned approximately $4.2 million for the recalculated Title IV funds, which included the repayment of interest and special allowance of approximately $0.5 million, as calculated by the Department of Education, as of February 29, 2008, which satisfied our obligation under the final audit determination letter.

U.S. federal regulations require institutions and third-party servicers to submit annually to the Secretary of Education their student financial aid compliance audit, prepared by an independent auditor, no later than six months after the last day of the institution’s or third-party servicer’s fiscal year. University of Phoenix and Western International University have timely submitted their respective fiscal year 2007 annual student financial aid compliance audits. The IPD student financial aid compliance audit for fiscal year 2007 was submitted late in June 2008. We do not expect this late submission to have a material adverse effect on our business, financial position, results of operations, or cash flows.

During an internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations being performed by the University of Phoenix and Western Internal University systems may have failed to properly identify students who should have been placed on financial aid suspension. Additionally, we determined that we may have been inadvertently disbursing certain funds under one minor Federal grant program. These matters have been self-reported to the U.S. Department of Education and are pending further action. We have accrued our best estimate of the losses that may arise from these compliance issues in our consolidated financial statements as of August 31, 2008. Such amount is not material for separate disclosure.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SEC Informal Inquiry and Department of Justice Investigation

In June 2006, we were notified by letter from the Securities and Exchange Commission of an informal inquiry and the Securities and Exchange Commission’s request for the production of documents relating to our stock option grants. In July 2007, the Securities and Exchange Commission notified us that it had closed its inquiry into our stock option grants, without recommending any enforcement action. Also in June 2006, we received a grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting that we provide documents relating to our stock option grants. We cooperated fully with the U.S. Attorney’s Office investigation. We have not received any additional requests for information from any representative of the U.S. Attorney’s Office or the Department of Justice since that time, and have been advised by the U.S. Attorney’s Office that no further requests are contemplated. Although we understand that the U.S. Attorney’s Office for the Southern District of New York, as a matter of internal policy, does not comment on the status of such investigations, our counsel has advised us that the investigation is no longer active and our management does not expect a material adverse effect on our business to result from this action.

Internal Revenue Service Audit

An Internal Revenue Service audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by Internal Revenue Code Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers are in question. Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under Section 162(m). As a result, we expensed an additional $3.0 million in the year ended August 31, 2008 related to interest and penalties, for a total accrual of $47.6 million as of August 31, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). Our taxable years 2003 — 2005 are the subject of an Internal Revenue Service Audit, in connection with which we have agreed to extend the statute of limitations. For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the IRS audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the IRS audit is complete.

Note 18.	Segment Reporting

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven businesses are managed in the following four reportable segments: University of Phoenix, Apollo Global, Insight Schools and Other Schools. The Other Schools segment includes Western International University, IPD, CFP and Meritus. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our University of Phoenix, Apollo Global, Insight Schools and Other Schools segments. Operations for each of our reportable segments are described below. Please refer to Item 1, Business, for further discussion.

University of Phoenix:  The University of Phoenix segment offers educational services to undergraduate and graduate levels through its online education delivery system and on the ground at its campuses and learning centers. University of Phoenix offers its degrees domestically and at certain international locations. In April 2006, we began enrolling the majority of new associate’s degree program students in University of Phoenix. From September 2004 through March 2006, we enrolled most new associate’s degree students in Western International University.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Apollo Global:  The Apollo Global segment includes the results of operations for UNIACC and ULA, our investments in international educational services, and costs incurred related to our global expansion. During the third quarter of fiscal year 2008, as a result of Apollo Global receiving capital contributions and acquiring UNIACC, we began reporting it as a separate reportable segment. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion.

Insight Schools:  The Insight Schools segment includes our investments in domestic high school education services and costs incurred related to our domestic high school expansion. During the fourth quarter of fiscal year 2008, as a result of our intentions for further expansion in the high school education market, we are reporting Insight Schools as a separate reportable segment which was previously reported in the Other Schools segment. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), segment information for fiscal year 2007 has been revised to conform to fiscal year 2008 presentation. Since Insight Schools was acquired in October 2006, there was no impact on fiscal year 2006 presentation.

Other Schools:  The Other Schools segment includes the operations of Western International University, IPD, CFP and Meritus. Western International University offers undergraduate and graduate degree program courses at Arizona on-campus operations, online at Western International University Interactive Online, and also through various joint educational agreements in China and India. IPD provides program development, administration and management consulting services to private colleges and universities to establish and expand their programs for working adults. CFP provides financial planning education programs, including the Master of Science degree, the Certified Financial Planner Professional Education Program Certification, and certification programs in retirement, asset management, and other financial planning areas online and on the ground at its campus. Meritus is our newly established Canadian institution, which began operations in September 2008. Meritus offers degree programs online to working professionals throughout Canada and abroad.

Consistent with SFAS 131 our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of a general allocation, but excludes interest income and expense and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay and stock-based compensation expense attributed to corporate management and administrative employees. The Corporate caption includes adjustments to reconcile segment results to consolidated results which primarily consist of net revenue and corporate charges that are not allocated to our University of Phoenix, Apollo Global, Insight Schools and Other Schools segments. Included in the Corporate function is the operating results for Aptimus, acquired on October 29, 2007, which operates as an integral part of our corporate marketing function. Please refer to Note 3, Acquisitions and Joint Venture, for further discussion of the Aptimus acquisition.

During fiscal years 2008, 2007, and 2006, no individual customer accounted for more than 10% of our consolidated net revenue.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2008	2007	2006

Net revenue
University of Phoenix	$2,987,656	$2,537,815	$2,074,443
Apollo Global	13,435	—	—
Insight Schools	7,495	1,981	—
Other Schools	122,495	182,638	402,051
Corporate	9,850	1,359	1,039

Net revenue	$3,140,931	$2,723,793	$2,477,533

Income (loss) from operations:
University of Phoenix	$817,609	$656,322	$620,708
Apollo Global	(1,879)	—	—
Insight Schools	(18,906)	(6,304)	—
Other Schools	20,336	42,671	69,475
Corporate	(67,694)	(66,992)	(40,149)

	749,466	625,697	650,034
Reconciling items:
Interest income and other, net	33,388	31,600	18,054

Income before income taxes and minority interest	$782,854	$657,297	$668,088

Depreciation and amortization:
University of Phoenix	$41,659	$38,539	$40,239
Apollo Global	1,929	—	—
Insight Schools	1,682	630	—
Other Schools	1,220	4,949	4,720
Corporate	33,236	26,997	22,331

Total depreciation and amortization	$79,726	$71,115	$67,290

Capital expenditures(1):
University of Phoenix	$37,119	$41,444	$42,655
Apollo Global	341	—	—
Insight Schools	3,758	959	—
Other Schools	630	456	1,497
Corporate	63,031	61,692	67,088

Total capital expenditures	$104,879	$104,551	$111,240

(1)	Capital expenditures exclude non-cash fixed asset additions of $13.7 million, $11.5 million and $24.6 million in fiscal years 2008, 2007 and 2006, respectively. Non-cash fixed assets additions include credits received for tenant improvements and accrued purchases in accounts payable.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2008	2007

Assets:
University of Phoenix	$833,511	$732,646
Apollo Global	123,688	—
Insight Schools	20,294	16,575
Other Schools	46,914	68,942
Corporate	836,005	631,700

Total assets	$1,860,412	$1,449,863

A summary of financial information by geographical area based on country of domicile is as follows:

	Year Ended August 31,
($ in thousands)	2008	2007	2006

Net revenue
United States	$3,122,272	$2,718,525	$2,471,870
Latin America	13,712	258	103
Other	4,947	5,010	5,560

Net revenue	$3,140,931	$2,723,793	$2,477,533

	As of August 31,
($ in thousands)	2008	2007

Long-lived assets(1)
United States	$470,092	$395,526
Latin America	77,247	226
Other	860	302

Total long-lived assets	$548,199	$396,054

(1)	Long-lived assets include property and equipment, net, goodwill, and intangible assets, net.

Note 19.	Quarterly Results of Operations (Unaudited)

Seasonality

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While we enroll students throughout the year, our domestic postsecondary second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Results of Operations

The following unaudited consolidated interim financial information presented should be read in conjunction with other information included in our consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of our last eight quarters.

	2008
	Q1	Q2	Q3	Q4
($ in thousands, except per share data)	November 30	February 29	May 31	August 31

Consolidated Quarterly Statements of Operations:
Net revenue	$780,674	$693,643	$835,217	$831,397

Costs and expenses:
Instructional costs and services	333,289	327,723	347,598	362,268
Selling and promotional	176,909	201,705	203,644	223,137
General and administrative	51,281	55,011	60,910	47,990
Estimated securities litigation loss (Note 17)	—	168,400	1,566	(169,966)

Total costs and expenses	561,479	752,839	613,718	463,429

Income (loss) from operations	219,195	(59,196)	221,499	367,968
Interest income and other, net	9,650	8,059	3,329	12,350

Income (loss) before income taxes and minority interest	228,845	(51,137)	224,828	380,318
(Provision) benefit for income taxes	(88,980)	19,098	(85,951)	(151,094)
Minority interest, net of tax	—	—	229	369

Net income (loss)	$139,865	$(32,039)	$139,106	$229,593

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.84	$(0.19)	$0.85	$1.45

Diluted income (loss) per share(1)	$0.83	$(0.19)	$0.85	$1.43

Basic weighted average shares outstanding	167,036	168,005	162,751	158,719

Diluted weighted average shares outstanding	169,289	168,005	163,841	160,118

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	Q1	Q2	Q3	Q4
($ in thousands, except per share data)	November 30	February 28	May 31	August 31

Consolidated Quarterly Statements of Income:
Net revenue	$667,786	$608,693	$733,392	$713,922

Costs and expenses:
Instructional costs and services	294,755	294,439	321,050	327,247
Selling and promotional	155,435	166,940	162,901	173,783
General and administrative	37,615	55,514	46,069	62,348

Total costs and expenses	487,805	516,893	530,020	563,378

Income from operations	179,981	91,800	203,372	150,544
Interest income and other, net	6,432	6,978	8,530	9,660

Income before income taxes	186,413	98,778	211,902	160,204
Provision for income taxes	(72,539)	(38,440)	(80,464)	(57,044)

Net income	$113,874	$60,338	$131,438	$103,160

Earnings per share:
Basic income per share(1)	$0.66	$0.35	$0.76	$0.61

Diluted income per share(1)	$0.65	$0.35	$0.75	$0.60

Basic weighted average shares outstanding	173,122	173,185	173,188	169,770

Diluted weighted average shares outstanding	174,521	174,624	174,620	171,347

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A — Controls and Procedures

Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and President, Chief Financial Officer and Treasurer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Principal Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure control and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Principal Executive Officer and Principal Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management’s intent is to design a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2008, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2008. Based on our assessment, management believes that, as of August 31, 2008, the Company’s internal control over financial reporting is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008 of the Company, and our report dated October 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for income taxes to comply with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 28, 2008

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2008) and such information is incorporated herein by reference.

Our employees must act ethically at all times and in accordance with the policies in our Code of Business Conduct and Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, President, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.apollogrp.edu/CorporateGovernance.

The charters of our Audit Committee, Compensation Committee, Equity Award Subcommittee, and Nominating and Governance Committee are also available in the Corporate Governance section our website located at www.apollogrp.edu/CorporateGovernance.

Item 11 — Executive Compensation

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2008) and such information is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2008) and such information is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

See Note 16, Related Person Transactions, in Item 8, Financial Statements and Supplementary Data, which is incorporated by reference in this Item 13.

Other information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2008) and such information is incorporated herein by reference.

Item 14 — Principal Accounting Fees and Services

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2008) and such information is incorporated herein by reference.

PART IV

Item 15 —	Exhibits, Financial Statement Schedules

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

3.  Exhibits

Index to Exhibits

			Incorporated by Reference
Exhibit					Exhibit		Filed
Number		Exhibit Description	Form	File No.	Number	Filing Date	Herewith

2.1		Asset Purchase Agreement between National Endowment for Financial Education, (R) College for Financial Planning, Inc., as assignee of Apollo Online, Inc., as Buyer, and Apollo Group, Inc., dated August 21, 1997	S-3	No. 333-35465	10	September 11, 1997
2.2		Assignment and Amendment of Asset Purchase Agreement between National Endowment for Financial Education, Inc., the College for Financial Planning, Inc., Apollo Online, Inc., and Apollo Group, Inc., dated September 23, 1997	S-3/A	No. 333-35465	10.2	September 23, 1997
3.1		Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3	.1a	Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc.	8-K	No. 000-25232	99.1	June 27, 2007
3.2		Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1		Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2		Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3		Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.4		Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.5		Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan*	10-Q	No. 000-25232	10.2	July 1, 2008
10.6		Apollo Group, Inc. 2000 Stock Incentive Plan Plan Amendment*					X
10.7		Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007
10.8		Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.9		Form of Apollo Group, Inc. Non-Statutory Stock Option Agreement*	10-Q	No. 000-25232	10.8	June 28, 2007
10.10		Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.9	June 28, 2007
10.11		Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.12		Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.13		Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007

			Incorporated by Reference
Exhibit					Exhibit		Filed
Number		Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.14		Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.15		Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.16		Apollo Group, Inc. Executive Officer Performance Incentive Plan*	10-Q	No. 000-25232	10.1	January 8, 2008
10.17		Employment Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.6	September 9, 1994
10.18		Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling*	S-1	No. 33-83804	10.7	September 9, 1994
10.19		Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.10	September 9, 1994
10	.19b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10	.19c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 8, 2007	10-K	No. 000-25232	10.7c	May 22, 2007
10.20		Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc., dated June 1, 2006	10-K	No. 000-25232	10.12	May 22, 2007
10.21		Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q	No. 000-25232	10.14	April 12, 2002
10	.21a	Corrected Promissory Note from Hermes Onetouch, L.L.C., dated December 14, 2001	10-K	No. 000-25232	10.13a	May 22, 2007
10.22		Contract for Construction between Apollo Development Corporation and Sundt Construction, Inc., dated June 18, 2004	10-K	No. 000-25232	10.14	May 22, 2007
10.23		Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc., dated November 14, 2006*	10-K	No. 000-25232	10.16	May 22, 2007
10.24		Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz, dated February 13, 2007*	10-K	No. 000-25232	10.17	May 22, 2007
10.25		Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated March 31, 2007*	10-K	No. 000-25232	10.18	May 22, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.26	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007
10.27	Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated June 5, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.28	Amendment to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated June 5, 2007*	10-Q	No. 000-25232	10.2	June 28, 2007
10.29	Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated August 31, 2007*	10-K	No. 000-25232	10.26	October 29, 2007
10.30	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.1	July 8, 2008
10.31	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*					X
10.32	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*					X
10.33	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter V. Sperling, dated August 25, 2008*					X
10.34	Joint Venture Agreement between Apollo Group, Inc. and Carlyle Ventures Partners III, L.P., dated October 22, 2007	10-K	No. 000-25232	10.27	October 29, 2007
10.35	Shareholders’ Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.28	October 29, 2007
10.36	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.29	October 29, 2007
10.37	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, Bank of America, N.A. and BNP Paribas, as Co-Documentation Agents, Wells Fargo Bank, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, dated January 4, 2008	10-Q	No. 000-25232	10.2	January 8, 2008
10.38	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008	10-Q	No. 000-25232	10.1	March 27, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.39	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.2	March 27, 2008
10.40	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.3	March 27, 2008
10.41	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.4	March 27, 2008
10.42	Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated June 20, 2006	10-Q	No. 000-25232	10.6	March 27, 2008
10.43	First Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 7, 2007	10-Q	No. 000-25232	10.7	March 27, 2008
10.44	Second Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 17, 2008	10-Q	No. 000-25232	10.8	March 27, 2008
10.45	Third Amendment to Option Agreement and Joint Order to Title Company by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated April 28, 2008	10-Q	No. 000-25232	10.1	July 1, 2008
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ Charles B. Edelstein
Charles B. Edelstein
Chief Executive Officer and Director

Date: October 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Founder, Executive Chairman of the Board and Director	October 28, 2008

/s/ Peter V. Sperling Peter V. Sperling	Vice Chairman of the Board and Director	October 28, 2008

/s/ Charles B. Edelstein Charles B. Edelstein	Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2008

/s/ Gregory W. Cappelli Gregory W. Cappelli	Assistant to the Executive Chairman, Executive Vice President, Global Strategy and Director	October 28, 2008

/s/ Joseph L. D’Amico Joseph L. D’Amico	President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 28, 2008

/s/ Brian L. Swartz Brian L. Swartz	Senior Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2008

/s/ Dino J. DeConcini Dino J. DeConcini	Director	October 28, 2008

/s/ K. Sue Redman K. Sue Redman	Director	October 28, 2008

/s/ James R. Reis James R. Reis	Director	October 28, 2008

Signature	Title	Date

/s/ George A. Zimmer George A. Zimmer	Director	October 28, 2008

/s/ Roy A. Herberger Roy A. Herberger	Director	October 28, 2008

/s/ Ann Kirschner Ann Kirschner	Director	October 28, 2008