Form 10-Q
period 2008-11-30
APOLLO GROUP INC
filed 2009-01-08
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008
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
Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐      NO ☑
AS OF DECEMBER 29, 2008, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	159,066,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulation of the education industry, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2008, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment;”

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2008; and

•	those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2008.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	November 30,	August 31,
($ in thousands)	2008	2008
ASSETS:
Current assets
Cash and cash equivalents	$796,902	$483,195
Restricted cash and cash equivalents	442,762	384,155
Marketable securities, current portion	1,397	3,060
Accounts receivable, net	200,695	221,919
Deferred tax assets, current portion	51,696	55,434
Other current assets	26,446	21,780

Total current assets	1,519,898	1,169,543
Property and equipment, net	442,477	439,135
Marketable securities, less current portion	23,001	25,204
Goodwill	81,757	85,968
Intangible assets, net	17,625	23,096
Deferred tax assets, less current portion	102,145	89,499
Other assets	29,691	27,967

Total assets	$2,216,594	$1,860,412

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$54,796	$46,589
Accrued liabilities	131,182	121,200
Current portion of long-term liabilities	45,178	47,228
Income taxes payable	116,721	6,111
Student deposits	455,438	413,302
Current portion of deferred revenue	217,710	231,179

Total current liabilities	1,021,025	865,609
Deferred revenue, less current portion	7	104
Deferred tax liabilities	2,139	2,743
Long-term liabilities, less current portion	144,831	145,791

Total liabilities	1,168,002	1,014,247

Commitments and contingencies (Note 13)

Minority interest	11,851	11,956

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	559	—
Apollo Group Class A treasury stock, at cost	(1,725,408)	(1,757,277)
Retained earnings	2,777,084	2,595,340
Accumulated other comprehensive loss	(15,598)	(3,958)

Total shareholders’ equity	1,036,741	834,209

Total liabilities and shareholders’ equity	$2,216,594	$1,860,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months
	Ended November 30,
(in thousands, except per share data)	2008	2007
Net revenue	$970,967	$780,674

Costs and expenses:
Instructional costs and services	377,296	333,289
Selling and promotional	228,585	176,909
General and administrative	58,221	51,281

Total costs and expenses	664,102	561,479

Income from operations	306,865	219,195
Interest income and other, net	1,516	9,650

Income before income taxes and minority interest	308,381	228,845
Provision for income taxes	(128,073)	(88,980)
Minority interest, net of tax	52	—

Net income	$180,360	$139,865

Earnings per share:

Basic income per share	$1.13	$0.84

Diluted income per share	$1.12	$0.83

Basic weighted average shares outstanding	159,138	167,036

Diluted weighted average shares outstanding	160,762	169,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months
	Ended November 30,
($ in thousands)	2008	2007
Net income	$180,360	$139,865
Other comprehensive loss (net of tax):
Currency translation loss	(10,318)	(381)
Unrealized loss on auction-rate securities	(1,322)	—

Comprehensive income	$168,720	$139,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months
	Ended November 30,
($ in thousands)	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$180,360	$139,865
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	15,119	14,924
Excess tax benefits from share-based compensation	(3,950)	(13,165)
Depreciation and amortization	22,897	18,134
Amortization of deferred gain on sale-leaseback	(397)	(446)
Non-cash foreign currency losses, net	2,467	—
Provision for uncollectible accounts receivable	34,857	32,385
Minority interest, net of tax	(52)	—
Deferred income taxes	(8,776)	(2,665)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(21,142)	(26,760)
Other assets	(6,998)	(4,229)
Accounts payable and accrued liabilities	14,666	(29,657)
Income taxes payable	113,475	84,791
Student deposits	42,136	1,854
Deferred revenue	(8,182)	(7,368)
Other liabilities	4,316	175

Net cash provided by operating activities	380,796	207,838

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(30,646)	(18,873)
Additions to land and buildings related to new headquarters	—	(5,241)
Acquisitions, net of cash acquired	—	(47,033)
Purchase of marketable securities	—	(396,660)
Maturities of marketable securities	1,660	401,660
Increase in restricted cash and cash equivalents	(58,607)	(2,285)

Net cash used in investing activities	(87,593)	(68,432)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(11,564)	—
Proceeds from borrowings	13,126	—
Issuance of Apollo Group Class A common stock	18,333	50,848
Class A common stock purchased for treasury	(2,505)	—
Excess tax benefits from share-based compensation	3,950	13,165

Net cash provided by financing activities	21,340	64,013

Exchange rate effect on cash and cash equivalents	(836)	(610)

Net increase in cash and cash equivalents	313,707	202,809
Cash and cash equivalents, beginning of period	483,195	339,319

Cash and cash equivalents, end of period	$796,902	$542,128

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$19,270	$6,870
Cash paid during the period for interest	$734	$77
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$2,117	$1,634
Purchases of property and equipment included in accounts payable	$4,838	$6,207
Settlement and reclassification of liability awards	$—	$16,340
Restricted stock units vested and released	$7,362	$—
Unrealized loss on auction-rate securities	$2,203	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 30 years, operating The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”) and Insight Schools, Inc. (“Insight Schools”), all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, we have an 80.1% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments in the international education services industry, and which we consolidate in our financial statements. Apollo Global has subsequently completed two transactions with the acquisitions of Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico. We also established a new Canadian institution, Meritus University, which began operations in September 2008. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at the high school, undergraduate, and graduate levels at our various campuses and learning centers, and online throughout the world.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our domestic postsecondary second quarter (December through February) enrollments and related revenues generally are lower than other quarters due to holiday breaks in December and January. Other subsidiaries also experience significant seasonality.
Note 2. Basis of Presentation
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
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 28, 2008, in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing and the audited consolidated financial statements and notes thereto contained in our 2008 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three months ended November 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Certain Reclassifications
We have revised the presentation of amortization of deferred gains on sale-leaseback transactions on our Condensed Consolidated Statements of Cash Flows to conform to current year presentation. The effect of this reclassification was a $0.4 million increase in amortization of deferred gain on sale-leaseback for the three months ended November 30, 2007 with an offsetting decrease in the change in other liabilities.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis. The provisions of SFAS 157 for fair valuing non-financial assets and liabilities not measured on a recurring basis are effective for us on September 1, 2009. Effective September 1, 2008, we adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Please refer to Note 7, Fair Value Measurements, for additional information.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and may choose to measure many financial instruments and certain other items at fair value. Effective September 1, 2008, we chose not to elect the fair value option for our financial assets and liabilities, therefore, adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, and disclosures. Please refer to Note 7, Fair Value Measurements, for additional information.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations” (“SFAS 141”). The primary requirements of SFAS 141(R) are as follows:
•	upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target—as a consequence, the current step acquisition model will be eliminated;

•	contingent consideration arrangements will be fair valued at the acquisition date and included in the purchase price consideration—the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable;

•	for prior business combinations, adjustments for recognized changes in acquired tax uncertainties are to be recognized in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109,” and adjustments for recognized changes in the valuation allowance for acquired deferred tax assets are to be recognized in income tax expense in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes;” and

•	all transaction costs will be expensed as incurred.
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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Effective November 15, 2008, we adopted the provisions in SFAS 162, which did not have a material impact on our financial condition, results of operations, or disclosures.
In June 2008, the Emerging Issues Task Force (“EITF”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our calculation of earnings per share and related disclosures.
Note 3. Acquisitions
Apollo Global
Apollo Global purchased 100% of UNIACC in March 2008 and a 65% ownership interest in ULA in August 2008. The purchase of UNIACC included a future payment based on a multiple of earnings. In accordance with SFAS 141, we have not recorded the contingent consideration liability associated with this future payment in our preliminary purchase price allocation, but rather, we will record this obligation as an adjustment to goodwill when the contingency is resolved and the consideration is issued. The purchase price allocations for the UNIACC and ULA acquisitions are preliminary and subject to revision as we finalize the valuation of intangible assets, property and equipment and as additional information about the fair value of assets and liabilities becomes available. The results of operations of UNIACC and ULA are not significant individually or in the aggregate to our consolidated results of operations and therefore, pro forma information has not been provided. Please refer to Note 6, Goodwill, for further discussion of changes to goodwill as of November 30, 2008.

Note 4. Marketable Securities
Marketable securities consist of the following as of November 30, 2008 and August 31, 2008:

	November 30,	August 31,
($ in thousands)	2008	2008
Current marketable securities:
Municipal bonds	$1,397	$3,060

Total current marketable securities	1,397	3,060

Noncurrent marketable securities:
Auction-rate securities	23,001	25,204

Total noncurrent marketable securities	23,001	25,204

Total marketable securities	$24,398	$28,264

Marketable securities classified as available-for-sale consist of the following as of November 30, 2008 and August 31, 2008:

	November 30, 2008			August 31, 2008
	Amortized	Gross Unrealized	Fair Market	Amortized	Gross Unrealized	Fair Market
($ in thousands)	Cost	Losses	Value	Cost	Losses	Value
Available-for-sale securities
Auction-rate securities	$26,825	$(3,824)	$23,001	$26,825	$(1,621)	$25,204

Total available-for-sale securities	$26,825	$(3,824)	$23,001	$26,825	$(1,621)	$25,204

Amortized cost and estimated fair market value for marketable securities classified as held-to-maturity as of November 30, 2008 and August 31, 2008 are as follows:

	November 30, 2008		August 31, 2008
	Amortized	Fair Market	Amortized	Fair Market
($ in thousands)	Cost	Value	Cost	Value

Held-to-maturity securities
Municipal bonds	$1,397	$1,510	$3,060	$3,071

Total held-to-maturity securities	$1,397	$1,510	$3,060	$3,071

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
As of November 30, 2008, we had $26.8 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $16.8 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry A credit ratings for the underlying issuer. The remaining $10.0 million are invested in securities collateralized by student loans, which are rated AAA and are guaranteed by the U.S. government. None of the auction-rate securities held by us are mortgage-backed securities.
At November 30, 2008, we used a discounted cash flow model to determine the fair value of our auction-rate securities. Please refer to Note 7, Fair Value Measurements, for further discussion of the unobservable inputs used in our valuation technique. Based on our analysis, we determined that our auction-rate securities carrying value exceeded the estimated fair value. As a result, we have recorded a total unrealized loss on our auction-rate securities of $3.8 million ($2.3 million after-tax), of which $2.2 million ($1.3 million after-tax) was recorded in the three months ended November 30, 2008, with the offset included in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. We assessed this decline in value to be temporary due to the following:
•	our belief that we have the ability and the intent to hold these securities until the market stabilizes in order to sell the securities at par based on our cash and cash equivalents balance at November 30, 2008, available borrowing under our credit facility, and our operating cash flow;

•	the high quality of the underlying collateral;

•	the high credit quality of the issuers;

•	the fact that the issuers continue to pay interest in a timely manner; and

•	the lack of defaults in the underlying debt.
At November 30, 2008, we have classified the entire balance of our auction-rate securities totaling $23.0 million, net of the unrealized loss of $3.8 million, as non-current marketable securities due to the lack of liquidity of these instruments.
We will continue to monitor our investment portfolio. Given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.
The cost of liquidated securities is based on the specific identification method. For the three months ended November 30, 2008, none of our auction-rate securities have been liquidated, and thus no realized gains or losses have been recognized.
Municipal Bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intention to hold municipal bonds until maturity and therefore classify these investments as held-to-maturity, reported at amortized cost. Please refer to Note 7, Fair Value Measurements, for further discussion of the methods used in the fair value disclosure.
Marketable securities are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to the risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the Condensed Consolidated Balance Sheets.
Note 5. Accounts Receivable, net
Accounts receivable, net consist of the following as of November 30, 2008 and August 31, 2008:

	November 30,	August 31,
($ in thousands)	2008	2008
Student accounts receivable	$263,294	$279,841
Less allowance for doubtful accounts	(88,274)	(78,362)

Net student accounts receivable	175,020	201,479
Other receivables	25,675	20,440

Total accounts receivable, net	$200,695	$221,919

Student accounts receivable is composed primarily of amounts due related to tuition.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our related critical accounting policy, which is incorporated herein by reference. The following table summarizes the activity in the related allowance for doubtful accounts for the three months ended November 30, 2008 and 2007:

	Three Months
	Ended November 30,
($ in thousands)	2008	2007
Beginning allowance for doubtful accounts	$78,362	$99,818
Provision for uncollectible accounts receivable	34,857	32,385
Write-offs, net of recoveries	(24,945)	(27,551)

Ending allowance for doubtful accounts	$88,274	$104,652

Note 6. Goodwill
Changes in the carrying amount of goodwill by reportable segment from August 31, 2008 to November 30, 2008 are as follows:

	University	Apollo		Other	Total
($ in thousands)	of Phoenix	Global	Insight	Schools	Goodwill

Goodwill as of August 31, 2008	$37,018	$19,317	$12,742	$16,891	$85,968
Currency translation adjustment	—	(4,211)	—	—	(4,211)

Goodwill as of November 30, 2008	$37,018	$15,106	$12,742	$16,891	$81,757

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed from companies we have acquired. Any changes in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Please refer to Note 3, Acquisitions, and our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion.
At November 30, 2008, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current credit crisis in the U.S. and global financial markets has caused the demand for CFP’s financial planning education programs and materials to diminish. As of November 30, 2008, given the current business climate, we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill and may record an impairment charge in the future.
Note 7. Fair Value Measurements
Effective September 1, 2008, we partially adopted SFAS 157 with respect to fair value measurements of all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Effective, September 1, 2009, we will apply the provisions of SFAS 157 with respect to fair value measurements to non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. With respect to adoption of SFAS 157, we have also considered the guidance of FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in determining the fair value of our financial assets and liabilities.
SFAS 157 clarifies fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 confirms that the valuation techniques used to determine fair value are consistent with either the market approach, income approach and/or cost approach. SFAS 157 also establishes the following three-tier fair value hierarchy that prioritizes the inputs used in the valuation techniques to measure fair value:
•	Level 1 — Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•	Level 2 — Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 — Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

SFAS 157 requires that valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy.
Assets measured at fair value on a recurring basis in accordance with SFAS 157 consist of the following as of November 30, 2008:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	November 30,	Identical Assets	Observable Inputs	Inputs
($ in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,178,818	$1,178,818	$—	$—
U.S government agency notes	15,000	—	15,000	—
Marketable securities:
Auction-rate securities	23,001	—	—	23,001

Total assets:	$1,216,819	$1,178,818	$15,000	$23,001

In accordance with SFAS 157, we measure our money market funds and U.S. government agency notes included in cash and restricted cash equivalents and auction-rate securities included in marketable securities at fair value. Our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. Our U.S. government agency notes are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Our auction-rate securities are classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 550 basis points to the applicable discount rate. As of November 30, 2008, cash equivalents disclosed in the table above excludes $45.9 million of cash held in bank overnight deposits and certificates of deposits that approximate fair value. As of November 30, 2008, we did not have any liabilities that were required to be measured at fair value in accordance with SFAS 157 on a recurring basis.
At November 30, 2008, we disclose the fair value of our municipal bonds classified as held-to-maturity securities, which are reported in our condensed consolidated financial statements at amortized cost and thus excluded from the table above. Our municipal bonds were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Please refer to Note 4, Marketable Securities, for the fair value disclosure.

The following table presents a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from August 31, 2008 to November 30, 2008:

($ in thousands)
Balance at August 31, 2008	$25,204
Unrealized loss in other comprehensive loss	(2,203)
Redemptions at par value	—
Transfers in (out) of Level 3	—

Balance at November 30, 2008	$23,001

Net unrealized gains (losses) included in earnings related to assets held as of November 30, 2008	$—

Note 8. Long-Term Liabilities
Long-term liabilities consist of the following as of November 30, 2008 and August 31, 2008:

	November 30,	August 31,
($ in thousands)	2008	2008
Deferred rent and other lease incentives	$70,882	$72,512
Reserve for uncertain tax positions	59,587	55,319
Credit facilities — UNIACC and ULA	19,253	23,145
Deferred vendor incentive	11,268	12,293
Deferred gains on sale-leasebacks	8,342	8,739
Capital lease obligations	6,543	7,771
Deferred compensation	2,359	2,326
Other long-term liabilities	11,775	10,914

Total liabilities	190,009	193,019
Less current portion	(45,178)	(47,228)

Total long-term liabilities	$144,831	$145,791

Note 9. Income Taxes
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Please refer to our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion.
Our effective income tax rate for our consolidated results for the three months ended November 30, 2008 was 41.5% compared to 38.9% for the three months ended November 30, 2007. The increase in our effective income tax rate was primarily due to additional reserves for uncertain tax positions of $3.6 million during the first quarter of fiscal year 2009 associated with various state matters, along with a decrease in tax exempt interest and an increase in non-deductible foreign losses.
As of November 30, 2008, we had total uncertain tax positions of $59.6 million, including accrued interest and penalties, of which $5.6 million is included in the current portion of long-term liabilities in our Condensed Consolidated Balance Sheets because we believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months.
Please refer to note 13, Commitments and Contingencies, for a discussion of the status of our Internal Revenue Service audit.
Note 10. Stockholders’ Equity
Share Reissuances
During the three months ended November 30, 2008, we issued approximately 0.5 million shares of our Class A common stock as a result of stock option exercises and our employee stock purchase plan.

Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. As of November 30, 2008, we had $500 million available under our share repurchase authorization. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. We did not repurchase any shares during the three months ended November 30, 2008 under this program.
In connection with the release of vested shares of restricted stock, we repurchased approximately 36,000 shares for $2.5 million related to tax withholding requirements on these restricted stock units during the three months ended November 30, 2008. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
Note 11. Earnings Per Share
Apollo Group Common Stock
Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share.
A reconciliation of the basic and diluted earnings per share computations for our common stock is as follows:

	Three Months Ended November 30,
	2008			2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$180,360	159,138	$1.13	$139,865	167,036	$0.84
Effect of dilutive securities:
Stock options	—	1,433	(0.01)	—	2,140	(0.01)
Restricted stock units	—	191	—	—	113	—

Diluted income per share	$180,360	160,762	$1.12	$139,865	169,289	$0.83

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended November 30, 2008 and 2007, approximately 2,079,000 and 1,317,000, respectively, of our stock options outstanding, and approximately 18,000 and 8,000, respectively, of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options and restricted stock units could be dilutive in the future.
Note 12. Share-Based Compensation
The table below outlines share-based compensation expense for the three months ended November 30, 2008 and 2007:

	Three Months
	Ended November 30,
($ in thousands)	2008	2007
Instructional costs and services	$4,028	$5,105
Selling and promotional	1,453	733
General and administrative	9,638	9,086

Share-based compensation expense included in operating expenses	15,119	14,924
Tax effect on share-based compensation	(5,930)	(5,807)

Share-based compensation expense, net of tax	$9,189	$9,117

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three months ended November 30, 2008, we granted approximately 519,000 stock options that had a weighted average grant date fair value of $26.90 per option. The weighted average exercise price of these options was $68.31. As of November 30, 2008, there was approximately $94.3 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three months ended November 30, 2008, we granted approximately 52,000 restricted stock units that had a weighted average grant date fair value of $69.49 per unit. As of November 30, 2008, there was approximately $22.9 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units.
Note 13. Commitments and Contingencies
We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. In accordance with SFAS No. 5, “Accounting for Contingencies,” when we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss is material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation and Settlements
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, relators allege that our entry into Program Participation Agreements with the Department of Education under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. Under the District Court’s current Scheduling Order, trial is set for March 2010. Initial disclosures have been made and discovery is proceeding. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments occurred on August 4, 2008 as part of our post-trial motions, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing date for the appeal has not been set. The plaintiffs’ opening brief is currently due on February 20, 2009, and the defendants’ brief is currently due on April 22, 2009.
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
In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $221.2 million, with the high end of the range including pre- and post-judgment interest through August 31, 2008. Damages, if any, will not be known until all court proceedings, including the plaintiffs appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.
Equal Employment Opportunity Commission v. University of Phoenix
On September 25, 2006, the Equal Employment Opportunity Commission filed a Title VII action against University of Phoenix captioned Equal Employment Opportunity Commission v. University of Phoenix, Inc., No. CV-06-2303-PHX-MHM, in the U.S. District Court for the District of Arizona on behalf of four identified former employees and an asserted class of unidentified former and current employees who were allegedly discriminated against because they were not members of the Church of Jesus Christ of Latter-day Saints. The complaint also alleged that some of the employees were retaliated against after complaining about the alleged discrimination. University of Phoenix answered the complaint on December 8, 2006, denying the material allegations asserted. During the course of discovery, the Equal Employment Opportunity Commission identified approximately 48 additional class members on whose behalf it was seeking relief. The parties subsequently reached a settlement resolving this action through a consent decree that was approved by the District Court on November 7, 2008 and the case is now closed. Under the terms of the consent decree, University of Phoenix paid in the first quarter of fiscal year 2009 approximately $1.9 million to the class members and an additional $0.1 million in attorney’s fees, which we accrued for in the third quarter of fiscal year 2008. University of Phoenix will also provide, among other things, additional training and oversight to the Enrollment Department of its online campus. University of Phoenix did not admit any liability or wrongdoing in resolving this matter.
Barnett Derivative Action
On April 24, 2006, Larry Barnett, one of our shareholders, filed a shareholder derivative complaint on behalf of Apollo. The allegations in the complaint pertain to the matters that were the subject of the investigation performed by the Department of Education that led to the issuance of the Department of Education’s February 5, 2004 Program Review Report. The complaint was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. In the complaint, plaintiff asserts a derivative claim, on our behalf, for breaches of fiduciary duty against the following nine of our current or former officers and directors: John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda B. Gonzales, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff contends that we are entitled to recover from these individuals the amount of the settlement that we paid to the Department of Education and our losses (both litigation expenses and any damages awarded) stemming from the federal securities class actions pending against us in Federal District Court as described above under “Securities Class Action.” On August 21, 2006, we filed a Motion to Stay the case pending the resolution of the federal Securities Class Action.
On October 10, 2006, plaintiff subsequently amended his complaint to include new allegations pertaining to our alleged backdating of stock option grants to Todd S. Nelson, Kenda B. Gonzales, Laura Palmer Noone, John G. Sperling and three additional defendants: J. Jorge Klor de Alva, Jerry F. Noble and Anthony F. Digiovanni. This First Amended Complaint adds allegations that the individual defendants breached their fiduciary duties to us and that certain of them were unjustly enriched by their receipt of backdated stock option grants. The plaintiff seeks, among other things, an award of unspecified damages and reasonable costs and expenses, including attorneys’ fees.
On November 10, 2006, we filed an Amended Motion to Stay arguing that the action should be stayed pending resolution of the federal Securities Class Action and the Special Committee’s investigation into the allegations of stock option backdating. On January 29, 2007, the Court granted the Amended Motion to Stay pending the resolution of the trial in the federal Securities Class Action.
On March 7, 2008, following the entry of judgment in the federal Securities Class Action, we filed a motion to stay discovery regarding the Department of Education claims pending the disposition of post-trial motions in the federal Securities Class Action and informed the Superior Court of an imminent settlement regarding the stock option claims. On March 10, 2008, the Superior Court stayed the stock option claims. On September 17, 2008, the Superior Court dismissed the stock option backdating claims. The settlement does not apply to the Department of Education claims.
With respect to the Department of Education claims, on April 10, 2008, the plaintiff filed his Second Amended Complaint. In addition to the damages previously sought, plaintiff added a request that we recover from defendants the expenses associated with the ongoing qui tam action pending in the U.S. District Court for the Eastern District of California. On May 9, 2008, we moved for a continued stay of Counts 1-2 and dismissal of Counts 3-5. On July 30, 2008, the Superior Court dismissed Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference. At the continued pretrial conference on October 27, 2008, the Superior Court lifted the discovery stay and set certain long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts, the earliest of which is not until May 31, 2010. A trial, if any, is not likely to occur until some time in 2011. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners, one of our shareholders, filed a shareholder derivative complaint on our behalf and on behalf of The University of Phoenix, Inc. The lawsuit was filed in the U.S. District Court for the District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number CIV-06-1973-PHX-SRB. The complaint names as defendants Apollo Group, Inc., The University of Phoenix, Inc., Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint seeks contribution from defendants Nelson, Gonzales and Bachus pursuant to Sections 10(b) and 21D of the Exchange Act for damages incurred by Apollo and University of Phoenix in connection with the federal securities class action described above under “Securities Class Action,” and also alleges that all defendants committed numerous breaches of fiduciary duties associated with the facts underlying the federal Securities Class Action. In addition, the complaint asserts claims relating to Laura Palmer Noone’s sale of our stock and Todd S. Nelson’s separation agreement executed with us in January 2006. In addition to damages, the complaint seeks attorneys’ fees, reasonable costs and disbursements.
On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the federal Securities Class Action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the federal Securities Class Action, the Court granted our motion to extend the stay of the case pending disposition of the post-trial motions. On August 18, 2008, we notified the Court that judgment had been entered in favor of defendants in the Securities Class Action. Plaintiff filed a response on August 25, 2008 notifying the Court of its intention to file a Second Amended Complaint by September 26. The Court dissolved the stay on September 25, 2008, and ordered plaintiff to file its Second Amended Complaint by October 15, 2008. Plaintiff did not file the Second Amended Complaint. Instead, counsel for plaintiff, by letter dated September 25, 2008, advised the Court and defendants’ counsel of its intention to take the necessary steps to obtain an order dismissing the case. On November 14, 2008, another one of our shareholders filed a motion to intervene in the case and pursue the action in the place of Bamboo Partners. We filed a response in opposition to the shareholder’s motion on December 4, 2008, asking the Court to dismiss the case. We are currently awaiting the Court’s decision on dismissing the case or allowing the shareholder to intervene. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
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
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against The University of Phoenix, Inc. and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. The District Court has scheduled the trial for November 7, 2011. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Student Loan Class Action
On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and The University of Phoenix, Inc. in the United States District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. At this time, we do not know how many students may fall into this category, or whether there is a proper basis for the lawsuit to proceed as a class action lawsuit. We intend to vigorously oppose plaintiffs’ allegations. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
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
Department of Education Audits and Other Matters
All higher education institutions participating in Title IV programs must be accredited by an accrediting body recognized by the Department of Education. The Department of Education periodically reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. In the course of other discussions with the Department of Education, we were informed that we likely will be the subject of an ordinary course, focused program review during fiscal year 2009.
During an internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations being performed by the University of Phoenix and Western International University systems may have failed to properly identify students who should have been placed on financial aid suspension. Additionally, we determined that we may have been inadvertently disbursing certain funds under one minor Federal grant program. These matters have been self-reported to the U.S. Department of Education and are pending further action. In the fourth quarter of fiscal year 2008, we accrued our best estimate of the losses that may arise from these compliance issues in our consolidated financial statements. Such amount is not material for separate disclosure.
Internal Revenue Service Audit
An Internal Revenue Service audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. The audit relates to income and deductions previously claimed by us, including deductions potentially limited by Internal Revenue Code Section 162(m). Certain tax deductions in prior years with respect to compensation attributable to the exercise of certain stock options by executive officers are in question. Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. Accordingly, we may have claimed deductions with respect to those exercised options that were in excess of the limit imposed under Section 162(m). As a result, we expensed an additional $0.7 million in the three months ended November 30, 2008 related to interest, for a total accrual of $48.3 million as of November 30, 2008 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes). Our taxable years 2003 — 2005 are the subject of an Internal Revenue Service Audit, in connection with which we have agreed to extend the statute of limitations. For prior periods where a liability existed and where the statute of limitations has expired, any accruals relating to that period have been reversed in the period in which the statute expired. In addition, the Internal Revenue Service audit may result in additional tax, penalties and interest, the amount of which may or may not be material, but this will not be known until the Internal Revenue Service audit is complete.

Note 14. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven businesses are managed in the following four reportable segments: University of Phoenix, Apollo Global, Insight Schools and Other Schools. The Other Schools segment includes Western International University, IPD, CFP and Meritus. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our University of Phoenix, Apollo Global, Insight Schools and Other Schools segments. Please refer to our 2008 Annual Report on Form 10-K for further discussion of our segments.
A summary of financial information by reportable segment is as follows:

	Three Months
	Ended November 30,
($ in thousands)	2008	2007
Net revenue
University of Phoenix	$913,208	$743,390
Apollo Global	17,002	—
Insight Schools (1)	7,685	2,089
Other Schools (1)	31,989	34,576
Corporate	1,083	619

Net revenue	$970,967	$780,674

Income (loss) from operations:
University of Phoenix	$310,213	$229,402
Apollo Global	739	—
Insight Schools (1)	(3,923)	(2,346)
Other Schools (1)	4,526	7,692
Corporate	(4,690)	(15,553)

	306,865	219,195

Reconciling items:
Interest income and other, net	1,516	9,650

Income before income taxes and minority interest	$308,381	$228,845

(1)	During fiscal year 2008, we began reporting Insight Schools as a separate reportable segment, which was previously reported in our Other Schools segment. The above segment information for the first quarter of fiscal year 2008 has been revised to conform to our current presentation. Please refer to our 2008 Annual Report on Form 10-K for further discussion.
A summary of our consolidated assets by reportable segment is as follows:

	November 30,	August 31,
($ in thousands)	2008	2008
Assets:
University of Phoenix	$803,041	$833,511
Apollo Global	91,600	123,688
Insight Schools	29,154	20,294
Other Schools	48,784	46,914
Corporate	1,244,015	836,005

Total assets	$2,216,594	$1,860,412

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us,” or “our”), our operations, and our present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, the audited consolidated financial statements and notes thereto contained in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 28, 2008. The following overview provides a summary of the sections included in our MD&A:
•	Executive Summary—a general description of our business and the education industry, as well as key highlights of the current period.

•	Critical Accounting Policies and Estimates—a discussion of our accounting policies that require critical judgments and estimates.

•	Results of Operations—an analysis of our results of operations in our condensed consolidated financial statements. We operate primarily in one business sector: education. Except to the extent that differences between our reportable segments are material to an understanding of our business as a whole, we present the discussion in our MD&A on a consolidated basis.

•	Liquidity, Capital Resources, and Financial Position—an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations, the impact of inflation, and quantitative and qualitative disclosures about market risk.
Executive Summary
Apollo Group, Inc. is one of the world’s largest private education providers and has been in the education business for more than 30 years. We offer innovative and distinctive educational programs and services at the high school, undergraduate and graduate levels online and on-campus through our wholly-owned subsidiaries, The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”), and Insight Schools, Inc. (“Insight Schools”), and through our 80.1% owned subsidiary, Apollo Global, Inc. (“Apollo Global”). We also recently commenced operation of a new Canadian institution, Meritus University (“Meritus”), which began operations in September 2008.
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
International Education
There were approximately 132 million students enrolled in postsecondary education worldwide and global government education expenditures totaled the equivalent of $2.0 trillion in 2004, according to the Global Education Digest 2007 published by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics. This does not include capital expenditures in private education, which are difficult to track, though acknowledged by United Nations Educational, Scientific and Cultural Organization to be growing around the world.
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
Many parents and educators are seeking alternatives to traditional classroom-based education that can help improve academic achievement. Demand for these alternatives is evident in the growing number of choices available to parents and students. For example, charter schools emerged in 1992 to provide an alternative to traditional public schools. As of May 2008, over 1.2 million students attend over 4,300 charter schools in 40 states and the District of Columbia according to the National Alliance for Public Charter Schools. At the same time, acceptance of online learning initiatives has increased. Online schools can offer a comprehensive curriculum and flexible delivery model; therefore, we believe that a growing number of families will pursue online public schools as an attractive public school alternative. We believe there is a significant opportunity for a high-quality, trusted, national education provider to serve online public schools.
Student Enrollment
Degreed Enrollment
Our Degreed Enrollment for the quarter ended November 30, 2008 was 384,900. Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new University of Phoenix degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus) are not included in Degreed Enrollment.
The following table provides a breakdown of our Degreed Enrollment (rounded to the nearest hundred):

	Degreed Enrollment
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total
August 31, 2007	104,500	33.3%	138,700	44.2%	65,300	20.8%	5,200	1.7%	313,700	100.0%
November 30, 2007	114,300	35.2%	137,800	42.4%	67,300	20.7%	5,600	1.7%	325,000	100.0%
February 29, 2008	121,200	36.7%	136,400	41.3%	67,000	20.3%	5,600	1.7%	330,200	100.0%
May 31, 2008	134,300	38.9%	137,900	39.9%	67,300	19.5%	5,800	1.7%	345,300	100.0%
August 31, 2008	146,500	40.5%	141,800	39.1%	67,700	18.7%	6,100	1.7%	362,100	100.0%
November 30, 2008	161,800	42.0%	146,800	38.2%	69,800	18.1%	6,500	1.7%	384,900	100.0%
New Degreed Enrollment
Our aggregate New Degreed Enrollment for the first quarter in fiscal year 2009 was 86,300. New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University, IPD, CFP and Meritus) are not included in New Degreed Enrollment.

The following table provides a breakdown of our aggregate New Degreed Enrollment (rounded to the nearest hundred):

	New Degreed Enrollment
Quarter Ended:	Associate’s		Bachelor’s		Master’s		Doctoral		Total
November 30, 2007	33,700	49.1%	21,800	31.7%	12,400	18.0%	800	1.2%	68,700	100.0%
February 29, 2008	31,100	47.8%	21,500	33.1%	11,800	18.2%	600	0.9%	65,000	100.0%
May 31, 2008	37,100	52.0%	21,900	30.7%	11,600	16.2%	800	1.1%	71,400	100.0%
August 31, 2008	41,500	49.9%	27,200	32.7%	13,600	16.4%	800	1.0%	83,100	100.0%
November 30, 2008	45,800	53.1%	26,100	30.2%	13,300	15.4%	1,100	1.3%	86,300	100.0%
During the first three months of fiscal year 2009, we experienced the following significant events:
1.	Enrollment and Start Growth — We achieved 18.4% growth in Degreed Enrollment as of November 30, 2008 as compared to November 30, 2007. Our New Degreed Enrollment increased 25.6% in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008. We believe that a portion of this increased enrollment is due to the current global financial crisis and economic uncertainty, as working adults seek to advance their education to improve their job security or reemployment prospects.

2.	Revenue Growth — Our net revenue increased 24.4% for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007 primarily as a result of our enrollment growth and selective tuition price increases.
Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, please refer to our 2008 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of November 30, 2008.
Goodwill
At November 30, 2008, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current credit crisis in the U.S. and global financial markets has caused the demand for CFP’s financial planning education programs and materials to diminish. As of November 30, 2008, given the current business climate and in accordance with our related accounting policy under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill and may record an impairment charge in the future.
Allowance for Doubtful Accounts
In addition to the current credit crisis noted in Goodwill above, the U.S. economy and the economies of other key industrialized countries currently are characterized by reduced economic activity, increased unemployment and substantial uncertainty. In accordance with our related accounting policy, we periodically evaluate our standard allowance estimation methodology for propriety and modify as necessary. As of November 30, 2008, we have considered the current credit and economic environment in our evaluation of our accounts receivable and related allowance for doubtful accounts. Accordingly, in accordance with our related accounting policy, we have recorded our best estimate of bad debt expense for the three months ended November 30, 2008, which includes consideration of the risk of collecting aged receivables given the current economic environment.

Results of Operations
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three months ended November 30, 2008 and 2007. For additional information on seasonal trends, please refer to Note 1, Nature of Operations, in Item 1, Financial Statements. The following table sets forth an analysis of our Condensed Consolidated Statements of Income for the periods indicated:

	Three Months
	Ended November 30,		% of Net Revenue		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Net revenue	$971.0	$780.7	100.0%	100.0%	24.4%

Costs and expenses:
Instructional costs and services	377.3	333.3	38.9%	42.7%	13.2%
Selling and promotional	228.6	176.9	23.5%	22.6%	29.2%
General and administrative	58.2	51.3	6.0%	6.6%	13.5%

Total costs and expenses	664.1	561.5	68.4%	71.9%	18.3%

Income from operations	306.9	219.2	31.6%	28.1%	40.0%
Interest income and other, net	1.5	9.7	0.2%	1.2%	*

Income before income taxes and minority interest	308.4	228.9	31.8%	29.3%	34.7%
Provision for income taxes	(128.1)	(89.0)	(13.2%)	(11.4%)	43.9%
Minority interest, net of tax	0.1	—	0.0%	0.0%	*

Net income	$180.4	$139.9	18.6%	17.9%	28.9%

*	not meaningful
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

Net Revenue
The table below presents net revenue by reportable segment, and net revenue for each reportable segment as percentage of total net revenue, for the first quarter of fiscal years 2009 and 2008. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consists of net revenue not allocated to our University of Phoenix, Apollo Global, Insight Schools and Other Schools segments.

	Three Months
	Ended November 30,		% of Net Revenue		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
University of Phoenix	$913.2	$743.4	94.0%	95.2%	22.8%
Apollo Global	17.0	—	1.8%	0.0%	100.0%
Insight Schools	7.7	2.1	0.8%	0.3%	266.7%
Other Schools	32.0	34.6	3.3%	4.4%	(7.5%)
Corporate	1.1	0.6	0.1%	0.1%	83.3%

Net revenue	$971.0	$780.7	100.0%	100.0%	24.4%

Our net revenue increased 24.4%, primarily in our University of Phoenix segment, due in large part to our 18.4% increase in quarterly Degreed Enrollment. We believe that a portion of this increased enrollment is due to the current global financial crisis and economic uncertainty, as working adults seek to advance their education to improve their job security or reemployment prospects. In addition to increases in enrollments, revenues were also impacted by selective tuition price increases, depending on geographic area, program, and degree level, which were partially offset by a continued shift in our student body mix to a higher percentage of students enrolled in associate’s degree programs with lower tuition prices. Our associate’s Degreed Enrollment represented 42.0% of our Degreed Enrollment at November 30, 2008, compared to 35.2% at November 30, 2007. In addition, our associate’s quarterly Degreed Enrollment increased 41.6% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. Furthermore, in July 2008, University of Phoenix increased its associate’s degree tuition price by approximately 10% and implemented selective tuition increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price increases on future net revenue and operating income will depend on several factors including, but not limited to, changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. Notwithstanding these tuition price increases, our associate’s degree programs continue to have a lower tuition price than our other programs.
Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under our prior refund policy, if a student attended one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they attended two classes of a course, University of Phoenix earned 100% of the tuition for the course. This new refund policy applies to students in most states, as some states require different policies. University of Phoenix elected to change its refund policy because we believe it is more reasonable from our students’ perspective.
Net revenue increased in our Apollo Global segment due to acquisitions that were completed during fiscal year 2008.
Net revenue increased in our Insight Schools segment as a result of an increase in the number of schools we are serving in fiscal year 2009 and an increase in enrollment in the schools that were in operation in fiscal year 2008.
Net revenue decreased in our Other Schools segment both in dollars and as a percentage of consolidated net revenue primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004. In April 2006 (our third quarter of fiscal year 2006), we began offering associate’s degree programs at University of Phoenix instead of Western International University. However, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix.

Instructional Costs and Services
Instructional costs and services increased by 13.2% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. The following table sets forth the significant components of instructional costs and services:

	Three Months
	Ended November 30,		% of Net Revenue		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$133.5	$113.8	13.7%	14.6%	17.3%
Faculty compensation	87.7	65.7	9.0%	8.4%	33.5%
Classroom lease expenses and depreciation	59.5	52.0	6.1%	6.7%	14.4%
Other instructional costs and services	47.5	44.7	5.0%	5.6%	6.3%
Bad debt expense	34.9	32.4	3.6%	4.2%	7.7%
Financial aid processing costs	10.2	19.6	1.1%	2.5%	(48.0%)
Share-based compensation	4.0	5.1	0.4%	0.7%	(21.6%)

Instructional costs and services	$377.3	$333.3	38.9%	42.7%	13.2%

Instructional costs and services decreased 380 basis points as a percentage of net revenue primarily due to decreases as a percentage of net revenue in classroom lease expenses and depreciation, other instructional costs and services, bad debt expense and financial aid processing costs. The decrease in employee compensation and related expenses and the increase in faculty compensation, both as a percentage of net revenue, is primarily due to faculty related benefit costs being classified in faculty compensation beginning in fiscal year 2009 versus being classified in employee compensation and related expenses in fiscal year 2008. The reclassification has no impact on total instructional cost and services expense.
Classroom lease expenses and depreciation decreased 60 basis points as a percentage of net revenue due to a larger percentage of our student body choosing to enroll in our online modality.
Other instructional costs and services decreased 60 basis points as a percentage of net revenue primarily due to lower negotiated contract costs from third-party vendors.
Bad debt expense decreased 60 basis points as a percentage of net revenue primarily due to a continued focus on front-end collection efforts and improved student retention rates. On a sequential basis, our bad debt expense as a percentage of net revenue, increased from 3.0% in the fourth quarter of fiscal year 2008 to 3.6% in the first quarter of fiscal year 2009, due in part to the risk of collecting aged receivables given the current economic environment.
Financial aid processing costs decreased 140 basis points as a percentage of net revenue due to the favorable renegotiation of our contract with our outsourced financial aid processing vendor.
Selling and Promotional Expenses
Selling and promotional expenses increased by 29.2% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. The following table sets forth the significant components of selling and promotional expenses:

	Three Months
	Ended November 30,		% of Net Revenue		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Enrollment counselors’ compensation and related expenses	$112.0	$89.0	11.5%	11.4%	25.8%
Advertising	87.9	71.1	9.0%	9.1%	23.6%
Other selling and promotional expenses	27.2	16.1	2.8%	2.0%	68.9%
Share-based compensation	1.5	0.7	0.2%	0.1%	114.3%

Selling and promotional	$228.6	$176.9	23.5%	22.6%	29.2%

The overall increase in total selling and promotional expenses represents investments made to drive and support future growth of New Degreed Enrollment that we hope over the long-term will lower our costs of acquiring a student, while also gaining more control over our brand.
Selling and promotional expenses increased 90 basis points as a percentage of net revenue primarily due to the following:

•	Other selling and promotional expenses increased 80 basis points as a percentage of net revenue principally driven by increases in our corporate marketing function, including additional employees.

•	Enrollment counselors’ compensation and related expenses was relatively flat as a percentage of revenue, increasing 10 basis points. Furthermore, due, in part, to improved tenure, we experienced improved enrollment counselor effectiveness in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008.

•	Advertising costs decreased 10 basis points as a percentage of revenue. We believe we have seen significant progress in all areas of marketing driven by investment in our corporate marketing function, including the initiatives we implemented as a result of marketing expertise and improved technology gained through our acquisition of Aptimus.

General and Administrative Expenses
General and administrative expenses increased by 13.5% in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. The following table sets forth the significant components of general and administrative expenses:

	Three Months
	Ended November 30,		% of Net Revenue		% Change
($ in millions)	2008	2007	2008	2007	2008 vs. 2007
Employee compensation and related expenses	$26.0	$19.9	2.7%	2.5%	30.7%
Share-based compensation	9.6	9.1	1.0%	1.2%	5.5%
Legal, audit, and corporate insurance	5.0	5.7	0.5%	0.7%	(12.3%)
Administrative space and depreciation	7.2	5.9	0.7%	0.8%	22.0%
Other general and administrative expenses	10.4	10.7	1.1%	1.4%	(2.8%)

General and administrative	$58.2	$51.3	6.0%	6.6%	13.5%

General and administrative expenses decreased 60 basis points as a percentage of net revenue. This decrease as a percentage of net revenue is primarily due to:
•	decreased legal costs in connection with defending ourselves in the legal matters described elsewhere in this report; and

•	decreased other general and administrative expenses as a result of lower outside services costs.
These decreases were partially offset by higher employee compensation and related expenses due to the hiring of additional employees in our information technology, corporate development, legal, and finance functions to support our strategic growth initiatives and further enhance corporate governance.
Interest Income and Other, Net
Interest income and other, net decreased by $8.2 million in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008. The following table sets forth the significant components of interest income and other, net:

	Three Months
	Ended November 30,
($ in millions)	2008	2007
Interest income	$5.4	$9.2
Interest expense	(1.4)	(0.1)
Other income (expense), net	—	(0.1)
Foreign currency (loss) gain, net	(2.5)	0.7

Interest income and other, net	$1.5	$9.7

This decrease was primarily attributable to the following:
•	a $3.8 million decrease in interest income due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents (including restricted) during the respective periods. The decrease in interest rate yields is primarily due to our transition to a more conservative investment strategy based on liquidity concerns and other uncertainty stemming from the global credit and capital markets crisis.

•	a $3.2 million net increase in foreign currency losses related to our international operations. Refer to Item 3, Quantitative and Qualitative Disclosures About Market Risk, for further discussion.

•	a $1.3 million increase in interest expense primarily due to capital lease obligations and other borrowings in our Apollo Global segment.
Provision for Income Taxes
Our effective income tax rate for our consolidated results for the first quarter of fiscal year 2009 was 41.5% compared to 38.9% for the first quarter of fiscal year 2008. The increase in our effective income tax rate was primarily due to additional reserves recorded for uncertain tax positions of $3.6 million during the first quarter of fiscal year 2009 associated with various state matters, along with a decrease in tax exempt interest and an increase in non-deductible foreign losses.
Liquidity, Capital Resources, and Financial Position
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations, available borrowings under our syndicated $500 million credit agreement (the “Bank Facility”), and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, share repurchases, interest and principal payments under our Bank Facility, other indebtedness and capital lease obligations, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include potential acquisition opportunities, including our commitment to Apollo Global, investments in the continued enhancement and expansion of our student offerings, investments in marketing initiatives, and possible share repurchases.
However, in light of the current volatility and uncertainty in the capital markets, there is no assurance that we could obtain additional financing beyond our current credit facilities on terms acceptable to us, or at all, before the capital markets stabilize.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The following table provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and marketable securities at November 30, 2008 and August 31, 2008:

			% of Total Assets
	November 30,	August 31,	November 30,	August 31,
($ in millions)	2008	2008	2008	2008	% Change
Cash and cash equivalents	$796.9	$483.2	36.0%	26.0%	64.9%
Restricted cash and cash equivalents	442.8	384.2	20.0%	20.7%	15.3%
Marketable securities	24.4	28.3	1.1%	1.5%	(13.8%)

Total	$1,264.1	$895.7	57.1%	48.2%	41.1%

Cash and cash equivalents increased a combined $313.7 million primarily due to $380.8 million of cash generated from operations and $18.3 million from stock option exercises, which was partially offset by $30.6 million used for capital expenditures. Marketable securities decreased $3.9 million due to $2.2 million in unrealized losses on our auction-rate securities, as discussed further below, and $1.7 million in municipal bonds that matured and were liquidated at par value.
Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), we measure our money market funds and U.S. government agency notes included in cash equivalents (including restricted cash equivalents) and our auction-rate securities included in marketable securities at fair value. At November 30, 2008, our money market funds totaling $1,178.8 million are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets and our U.S. government agency notes totaling $15.0 million are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. As of November 30, 2008, we did not record any material adjustments to reflect these instruments at fair value.

At November 30, 2008, for our auction-rate securities totaling $23.0 million, we used a discounted cash flow model to determine fair value. The inputs into the discounted cash flow model were classified within Level 3 due to the illiquidity of the market as it encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 550 basis points to the applicable discount rate, which increased from a spread of 450 basis points used at August 31, 2008 due to continued illiquidity in the market. An increase of 100 basis points in our current discount rate assumption would have caused an additional decline in the fair market value of approximately $0.5 million. Our auction-rate securities that use unobservable inputs to determine fair value are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of these unobservable inputs would not have a material impact on our liquidity and capital resources. As of November 30, 2008, we did not make any significant changes to our valuation techniques. Please refer to Note 4, Marketable Securities, and Note 7, Fair Value Measurements, in Item 1, Financial Statements, for additional information.
We will continue to monitor our investment portfolio. Given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.
Cash Flows
Operating Activities
During the three months ended November 30, 2008 and 2007, cash provided by operating activities was $380.8 million and $207.8 million, respectively. The following table provides a summary of our operating cash flows during the respective periods:

	Three Months
	Ended November 30,
($ in millions)	2008	2007
Net income	$180.4	$139.9
Non-cash items	62.2	49.1
Changes in certain operating assets and liabilities	138.2	18.8

Net cash provided by operating activities	$380.8	$207.8

First Quarter Fiscal Year 2009 — Our non-cash items primarily consisted of a $34.9 million provision for uncollectible accounts receivable, $22.9 million for depreciation and amortization, and $15.1 million for share-based compensation, which was partially offset by $8.8 million of deferred income taxes and $4.0 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $113.5 million increase in income taxes payable primarily due to the timing of our quarterly income tax payments, a $42.1 million increase in student deposits primarily due to increased enrollment, and a $14.7 million increase in accounts payable and accrued liabilities. This was partially offset by a $21.1 million increase in accounts receivable.
First Quarter Fiscal Year 2008 — Our non-cash items primarily consisted of a $32.4 million provision for uncollectible accounts receivable, $18.1 million for depreciation and amortization, and $14.9 million for share-based compensation, which was partially offset by $13.2 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an $84.8 million increase in income taxes payable primarily due to the timing of our quarterly income tax payments. This was partially offset by a $29.7 million decrease in accounts payable and accrued liabilities, and a $26.8 million increase in accounts receivable.
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2008, excluding accounts receivable and the related revenue for Apollo Global, our days sales outstanding was 26 days as compared to 29 days as of August 31, 2008, and 35 days as of November 30, 2007. The decrease in days sales outstanding is primarily due to improvements in our processing time for the receipt of student financial aid.

Investing Activities
During the three months ended November 30, 2008 and 2007, cash used in investing activities was $87.6 million and $68.4 million, respectively. The following table provides a summary of our investing cash flows during the respective periods:

	Three Months
	Ended November 30,
($ in millions)	2008	2007
Increase in restricted cash and cash equivalents	$(58.6)	$(2.3)
Capital expenditures	(30.6)	(24.1)
Other	1.6	(42.0)

Net cash used in investing activities	$(87.6)	$(68.4)

First Quarter Fiscal Year 2009 — Cash used for investing activities primarily consisted of a $58.6 million increase in restricted cash and cash equivalents as a result of increased student deposits as discussed above and $30.6 million for capital expenditures that primarily relate to investments in our computer equipment and software.
First Quarter Fiscal Year 2008 — Cash used for investing activities primarily consisted of $47.0 million for our acquisition of Aptimus and $24.1 million for capital expenditures, which included $5.2 million for our new corporate headquarters.
Financing Activities
During the three months ended November 30, 2008 and 2007, cash provided by financing activities was $21.3 million and $64.0 million, respectively. The following table provides a summary of our financing cash flows during the respective periods:

	Three Months
	Ended November 30,
($ in millions)	2008	2007
Issuance of Apollo Group Class A common stock	$18.3	$50.8
Other	3.0	13.2

Net cash provided by financing activities	$21.3	$64.0

First Quarter Fiscal Year 2009 — Cash provided by financing activities primarily consisted of $18.3 million provided by stock option exercises and shares issued under our employee stock purchase plan.
First Quarter Fiscal Year 2008 — Cash provided by financing activities primarily consisted of $50.8 million provided by stock option exercises and shares issued under our employee stock purchase plan and $13.2 million from excess tax benefits from share-based compensation.
Contractual Obligations and Other Commercial Commitments
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008. Information regarding our contractual obligations and commercial commitments is provided in our 2008 Annual Report on Form 10-K.
Federal and Private Student Loans
During calendar 2008, there were reports of various educational entities experiencing interruption of Title IV student loan funding, which includes federal loans guaranteed by the government under the Federal Family Education Loan Program. We have not experienced any significant interruptions. In May 2008, the Ensuring Continued Access to Student Loans Act was signed into law by the President. This Act gives the Department of Education temporary authority through June 30, 2010 to purchase student loans when there is inadequate capital to meet borrower demand. Additionally, the Act requires the Department of Education to implement a Lender of Last Resort program to be administered by a state designated guarantor.
There is an alternative mode of obtaining Title IV student loans that we do not currently offer our students. This is the Federal Direct Loan Program, which essentially eliminates the lender and the guarantor. Under this program, the federal government makes the loans directly to the students in partnership with the schools. We are currently developing the capability to participate in this program in fiscal year 2009 for a limited portion of our Title IV loans. Longer term, if necessary, we will offer our students the option to participate in direct lending for all Title IV loan programs available to our students. Should the need arise, we believe we could accelerate our participation in the direct lending program.
Private student loan funding represented approximately 3% of our net revenue during fiscal year 2008. Student eligibility for private funding is based on creditworthiness. The current credit market conditions make it more difficult for our students to obtain private financing for direct costs beyond the Title IV annual loan limits established by Congress (in May 2008, the Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for undergraduate students, and also increased the aggregate loan limits on total federal student loans). Those students utilizing third-party private loans are generally students in University of Phoenix bachelor’s degree programs. The fastest growing sector of our student body, University of Phoenix associate’s degree students, generally do not require private loans to cover the cost of their program as the tuition levels are below Title IV loan limits. We offer various institutional grant and scholarship programs to assist a portion of our students who need private loans and cannot obtain them.
Management does not expect a material adverse effect on our business, financial position, results of operations or cash flows to result from reduced student access to private loans.
Recent Accounting Pronouncements
Please refer to Note 2, Basis of Presentation, in Item 1, Financial Statements, for recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of Inflation
Inflation has not had a significant impact on our historical operations.
Foreign Currency Exchange Risk
During the three months ended November 30, 2008, we recorded $2.5 million in foreign currency transaction losses that are included in interest income and other, net in our Condensed Consolidated Statements of Income. We also recorded $10.3 million in currency translation losses, net of tax, that are included in other comprehensive income during the three months ended November 30, 2008. These losses are the result of general strengthening of the U.S. dollar relative to foreign currencies during this period. As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.
Interest Rate Risk
As of November 30, 2008, we held $1,264.1 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the three months ended November 30, 2008, we earned interest income of $5.4 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. A decrease of 100 basis points in interest rates would have reduced our interest income by approximately $2.2 million during the three months ended November 30, 2008. Lower interest rates and the recent reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% may significantly reduce our interest income for the remainder of fiscal year 2009. We monitor the interest rate risk by monitoring market conditions and the value of these assets.
As of November 30, 2008, we did not have significant short-term or long-term borrowings. Any future borrowings under our Bank Facility will be subject to interest rate risk and may be subject to foreign currency exchange risk. Please refer to our 2008 Annual Report on Form 10-K for further discussion of the terms and conditions of our Bank Facility.
Auction-Rate Securities Risk
Refer to our discussion of auction-rate securities within Liquidity, Capital Resources, and Financial Position, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Principal Executive Officer and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Principal Executive Officer and Principal Financial Officer.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any sales of unregistered equity securities during the three months ended November 30, 2008.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)

10.2	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)

10.3	Form of Apollo Group, Inc. Non-Statutory Stock Option Agreement (for officers with an employment agreement)

10.4	Form of Apollo Group, Inc. Non-Statutory Stock Option Agreement (for officers without an employment agreement)

10.5	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008

10.6	Amendment to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated December 12, 2008

10.7	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated December 12, 2008

10.8	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008

10.9	Amendment to Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated December 12, 2008

10.10	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008

10.11	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: January 8, 2009

By: /s/ Joseph L. D’Amico

Joseph L. D’Amico
President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory)

By: /s/ Brian L. Swartz

Brian L. Swartz
Senior Vice President of Finance and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)