Form 10-Q
period 2009-02-28
APOLLO GROUP INC
filed 2009-03-31
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐      NO ☑
AS OF MARCH 19, 2009, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	160,351,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

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
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements for any changes, events, or circumstances occurring after the date of this report. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	February 28,	August 31,
($ in thousands)	2009	2008
ASSETS:
Current assets
Cash and cash equivalents	$884,424	$483,195
Restricted cash and cash equivalents	498,387	384,155
Marketable securities, current portion	1,393	3,060
Accounts receivable, net	193,953	221,919
Deferred tax assets, current portion	55,656	55,434
Prepaid taxes	55,376	—
Other current assets	28,797	21,780

Total current assets	1,717,986	1,169,543
Property and equipment, net	457,528	439,135
Marketable securities, less current portion	23,001	25,204
Goodwill	88,261	85,968
Intangible assets, net	16,804	23,096
Deferred tax assets, less current portion	101,486	89,499
Other assets	29,218	27,967

Total assets	$2,434,284	$1,860,412

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$67,756	$46,589
Accrued liabilities	121,784	121,200
Current portion of long-term liabilities	40,052	47,228
Income taxes payable	—	6,111
Student deposits	521,468	413,302
Deferred revenue	247,466	231,179

Total current liabilities	998,526	865,609
Deferred tax liabilities	1,943	2,743
Long-term liabilities, less current portion	158,749	145,895

Total liabilities	1,159,218	1,014,247

Commitments and contingencies (Note 13)

Minority interest	11,527	11,956

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	21,937	—
Apollo Group Class A treasury stock, at cost	(1,645,745)	(1,757,277)
Retained earnings	2,902,430	2,595,340
Accumulated other comprehensive loss	(15,187)	(3,958)

Total shareholders’ equity	1,263,539	834,209

Total liabilities and shareholders’ equity	$2,434,284	$1,860,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
(in thousands, except per share data)	2009	2008	2009	2008
Net revenue	$876,129	$693,643	$1,847,096	$1,474,317

Costs and expenses:
Instructional costs and services	373,290	327,723	750,586	661,011
Selling and promotional	225,711	201,705	454,296	378,614
General and administrative	71,100	55,011	129,321	106,292
Estimated securities litigation loss (Note 13)	—	168,400	—	168,400

Total costs and expenses	670,101	752,839	1,334,203	1,314,317

Income (loss) from operations	206,028	(59,196)	512,893	160,000
Interest income and other, net	1,977	8,059	3,493	17,708

Income (loss) before income taxes and minority interest	208,005	(51,137)	516,386	177,708
(Provision for) benefit from income taxes	(82,929)	19,098	(211,002)	(69,882)
Minority interest, net of tax	270	—	322	—

Net income (loss)	$125,346	$(32,039)	$305,706	$107,826

Earnings (loss) per share:
Basic income (loss) per share	$0.78	$(0.19)	$1.91	$0.64

Diluted income (loss) per share	$0.77	$(0.19)	$1.89	$0.63

Basic weighted average shares outstanding	160,153	168,005	159,643	167,521

Diluted weighted average shares outstanding	162,757	168,005	161,806	169,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2009	2008	2009	2008
Net income (loss)	$125,346	$(32,039)	$305,706	$107,826
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	411	(148)	(9,907)	(529)
Unrealized loss on auction-rate securities	—	—	(1,322)	—

Comprehensive income (loss)	$125,757	$(32,187)	$294,477	$107,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	February 28,	February 29,
($ in thousands)	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$305,706	$107,826
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	31,358	35,030
Excess tax benefits from share-based compensation	(11,181)	(17,674)
Depreciation and amortization	46,338	37,545
Amortization of deferred gain on sale-leaseback	(818)	(893)
Non-cash foreign currency losses, net	2,599	—
Provision for uncollectible accounts receivable	70,913	58,986
Estimated securities litigation loss (Note 13)	—	168,400
Minority interest, net of tax	(322)	—
Deferred income taxes	(12,583)	(71,977)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(48,272)	(26,288)
Other assets	(9,112)	(6,199)
Accounts payable and accrued liabilities	18,137	(21,072)
Income taxes payable	(51,953)	(20,796)
Student deposits	108,216	60,455
Deferred revenue	20,921	7,111
Other liabilities	5,696	(986)

Net cash provided by operating activities	475,643	309,468

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(64,019)	(55,978)
Acquisitions, net of cash acquired	—	(47,055)
Purchase of marketable securities	—	(875,205)
Maturities of marketable securities	1,660	803,640
Collateralization of bond posted for securities litigation matter	—	(95,000)
Increase in restricted cash and cash equivalents	(114,232)	(63,046)

Net cash used in investing activities	(176,591)	(332,644)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(15,498)	—
Proceeds from borrowings	13,620	—
Issuance of Apollo Group Class A common stock	96,486	79,023
Class A common stock purchased for treasury	(2,505)	—
Excess tax benefits from share-based compensation	11,181	17,674

Net cash provided by financing activities	103,284	96,697

Exchange rate effect on cash and cash equivalents	(1,107)	(870)

Net increase in cash and cash equivalents	401,229	72,651
Cash and cash equivalents, beginning of period	483,195	339,319

Cash and cash equivalents, end of period	$884,424	$411,970

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$269,646	$162,709
Cash paid during the period for interest	$1,263	$658
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$7,161	$6,000
Purchases of property and equipment included in accounts payable	$5,251	$4,614
Settlement and reclassification of liability awards	$—	$16,340
Restricted stock units vested and released	$7,362	$—
Unrealized loss on auction-rate securities	$2,203	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to in this report as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 30 years, operating The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”), Insight Schools, Inc. (“Insight Schools”) and our new Canadian institution that began operations in September 2008, Meritus University, all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, we have an 80.1% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global has completed acquisitions of Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico. Through these subsidiaries we are able to offer innovative and distinctive educational programs and services at the high school, undergraduate, and graduate levels through doctorate at our various campuses and learning centers, and online throughout the world.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Certain other subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.
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
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 28, 2008 in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing and the audited consolidated financial statements and notes thereto contained in our 2008 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three and six months ended February 28, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.
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
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). Under SFAS 159, companies have an opportunity to use fair value measurements in financial reporting and may choose to measure many financial instruments and certain other items at fair value. Effective September 1, 2008, we chose not to elect the fair value option for our financial assets and liabilities; therefore, adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, and disclosures.
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
Note 3. Acquisitions
Apollo Global
Apollo Global purchased 100% of UNIACC in March 2008 and a 65% ownership interest in ULA in August 2008. The purchase of UNIACC included a future payment based on a multiple of earnings. In January 2009, we executed an amendment to the purchase agreement with the former owner of UNIACC, which modified both the timing of the future payment and the period of earnings on which the earn-out calculation is based. In accordance with SFAS 141, we have recorded the estimated obligation of $7.1 million as an additional purchase price adjustment increasing goodwill in the quarter ended February 28, 2009, as the amount became determinable during that period. The payment is expected to be made in two installments consisting of one-third due in June 2009 with the remaining two-thirds due in June 2010. The results of operations of UNIACC and ULA are not significant individually or in the aggregate to our consolidated financial results and therefore, pro forma information has not been provided. Please refer to Note 6, Goodwill, for further discussion of changes to goodwill as of February 28, 2009.
Note 4. Marketable Securities
Marketable securities consist of the following as of February 28, 2009 and August 31, 2008:

	February 28,	August 31,
($ in thousands)	2009	2008
Current marketable securities:
Municipal bonds	$1,393	$3,060

Total current marketable securities	1,393	3,060

Noncurrent marketable securities:
Auction-rate securities	23,001	25,204

Total noncurrent marketable securities	23,001	25,204

Total marketable securities	$24,394	$28,264

Marketable securities classified as available-for-sale consist of the following as of February 28, 2009 and August 31, 2008:

	February 28, 2009			August 31, 2008
	Amortized	Gross Unrealized	Fair Market	Amortized	Gross Unrealized	Fair Market
($ in thousands)	Cost	Losses	Value	Cost	Losses	Value
Available-for-sale securities
Auction-rate securities	$26,825	$(3,824)	$23,001	$26,825	$(1,621)	$25,204

Total available-for-sale securities	$26,825	$(3,824)	$23,001	$26,825	$(1,621)	$25,204

Amortized cost and estimated fair market value for marketable securities classified as held-to-maturity as of February 28, 2009 and August 31, 2008 are as follows:

	February 28, 2009		August 31, 2008
	Amortized	Fair Market	Amortized	Fair Market
($ in thousands)	Cost	Value	Cost	Value

Held-to-maturity securities
Municipal bonds	$1,393	$1,510	$3,060	$3,071

Total held-to-maturity securities	$1,393	$1,510	$3,060	$3,071

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
Auction-rate securities “fail” when there are not enough buyers to absorb the amount of securities available for sale for that particular auction period. Historically, auction-rate securities auctions have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008, due to uncertainty in the global credit and capital markets and other factors, investment banks and broker dealers have been less willing or able to support auction-rate securities and many auction-rate securities auctions have failed.
As of February 28, 2009, we had $26.8 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $16.8 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry at least A- credit ratings for the underlying issuer. The remaining $10.0 million are invested in securities collateralized by student loans, which are rated AAA and are guaranteed by the U.S. government. None of the auction-rate securities held by us are mortgage-backed securities.
At February 28, 2009, we used a discounted cash flow model to determine the fair value of our auction-rate securities. Please refer to Note 7, Fair Value Measurements, for further discussion of the unobservable inputs used in our valuation technique. Based on our analysis, we determined that our auction-rate securities carrying value, net of unrealized losses recorded in prior periods, approximated the estimated fair value. As a result, in the three months ended February 28, 2009, no additional impairment charge was recorded on our auction-rate securities. As of February 28, 2009, our cumulative unrealized loss on our auction-rate securities totaled $3.8 million ($2.3 million after-tax), of which $2.2 million ($1.3 million after-tax) was recorded in the six months ended February 28, 2009. The offset was included in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. We assessed this decline in value to be temporary due to the following:
•	our ability and intent to hold these securities until the market stabilizes in order to sell the securities at par based on our cash and cash equivalents balance at February 28, 2009, available borrowing under our credit facility, and our operating cash flow;

•	the high quality of the underlying collateral;

•	the high credit quality of the issuers;

•	the fact that the issuers continue to pay interest in a timely manner; and

•	the lack of defaults in the underlying debt.
At February 28, 2009, the entire balance of our auction-rate securities totaling $23.0 million, net of the unrealized loss of $3.8 million, is classified as non-current marketable securities due to the lack of liquidity of these instruments.
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
The cost of liquidated securities is based on the specific identification method. During the six months ended February 28, 2009, none of our auction-rate securities have been liquidated, and thus no realized gains or losses have been recognized.

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
Note 5. Accounts Receivable, net
Accounts receivable, net consist of the following as of February 28, 2009 and August 31, 2008:

	February 28,	August 31,
($ in thousands)	2009	2008
Student accounts receivable	$262,854	$279,841
Less allowance for doubtful accounts	(95,715)	(78,362)

Net student accounts receivable	167,139	201,479
Other receivables	26,814	20,440

Total accounts receivable, net	$193,953	$221,919

Student accounts receivable is composed primarily of amounts due related to tuition.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Operations. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our related critical accounting policy, which is incorporated herein by reference. The following table summarizes the activity in the related allowance for doubtful accounts for the three and six months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
($ in thousands)	2009	2008	2009	2008
Beginning allowance for doubtful accounts	$88,274	$104,652	$78,362	$99,818
Provision for uncollectible accounts receivable	36,056	26,601	70,913	58,986
Write-offs, net of recoveries	(28,615)	(37,835)	(53,560)	(65,386)

Ending allowance for doubtful accounts	$95,715	$93,418	$95,715	$93,418

Note 6. Goodwill
Changes in the carrying amount of goodwill by reportable segment from August 31, 2008 to February 28, 2009 are as follows:

	University of	Apollo	Insight	Other	Total
($ in thousands)	Phoenix	Global	Schools	Schools	Goodwill

Goodwill as of August 31, 2008	$37,018	$19,317	$12,742	$16,891	$85,968
UNIACC earn-out consideration	—	7,135	—	—	7,135
Currency translation adjustment	—	(4,842)	—	—	(4,842)

Goodwill as of February 28, 2009	$37,018	$21,610	$12,742	$16,891	$88,261

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed from companies we have acquired. Any changes in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. At February 28, 2009, we recorded an adjustment of $7.1 million to UNIACC’s goodwill for the estimated earn-out payment as the obligation amount and timing became determinable in the quarter ended February 28, 2009. Please refer to Note 3, Acquisitions, and our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion.
At February 28, 2009, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current economic downturn has caused the demand for CFP’s financial planning education programs and materials to diminish. As of February 28, 2009, given the current business climate, we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill and may record an impairment charge in the future. We do not believe that the current economic downturn has had a significant long-term adverse impact on our other reporting units.
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
Assets measured at fair value on a recurring basis in accordance with SFAS 157 consist of the following as of February 28, 2009:

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
	February 28,	for Identical	Inputs	Inputs
($ in thousands)	2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,317,524	$1,312,222	$5,302	$—
Marketable securities:
Auction-rate securities	23,001	—	—	23,001

Total assets:	$1,340,525	$1,312,222	$5,302	$23,001

In accordance with SFAS 157, we measure our money market funds included in cash and restricted cash equivalents and auction-rate securities included in marketable securities at fair value. The majority of our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. Certain of our non-U.S. based money market funds are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Our auction-rate securities are classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 550 basis points to the applicable discount rate. As of February 28, 2009, cash equivalents disclosed in the table above excludes $65.3 million of cash held in bank overnight deposits and certificates of deposits that approximate fair value. As of February 28, 2009, we did not have any liabilities that were required to be measured at fair value in accordance with SFAS 157 on a recurring basis.
At February 28, 2009, we disclose the fair value of our municipal bonds classified as held-to-maturity securities, which are reported in our condensed consolidated financial statements at amortized cost and thus excluded from the table above. Our municipal bonds were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Please refer to Note 4, Marketable Securities, for the fair value disclosure.
Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended February 28, 2009 are as follows:

($ in thousands)
Balance at August 31, 2008	$25,204
Unrealized loss in other comprehensive loss	(2,203)
Redemptions at par value	—
Transfers in (out) of Level 3	—

Balance at February 28, 2009	$23,001

Net unrealized gains (losses) included in earnings related to assets held as of February 28, 2009	$—

Note 8. Long-Term Liabilities
Long-term liabilities consist of the following as of February 28, 2009 and August 31, 2008:

	February 28,	August 31,
($ in thousands)	2009	2008
Deferred rent and other lease incentives	$72,796	$72,512
Reserve for uncertain tax positions (Note 9)	60,563	55,319
Credit facilities — UNIACC and ULA	17,267	23,145
Capital lease obligations	7,022	7,771
Deferred vendor incentive	10,804	12,293
Deferred gains on sale-leasebacks	7,923	8,739
UNIACC earn-out consideration (Note 3)	7,135	—
Deferred compensation	2,391	2,326
Other long-term liabilities	12,900	11,018

Total liabilities	198,801	193,123
Less current portion	(40,052)	(47,228)

Total long-term liabilities	$158,749	$145,895

Note 9. Income Taxes
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Please refer to our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion.
As of February 28, 2009, we had total uncertain tax positions of $60.6 million, including accrued interest and penalties, of which $2.0 million is included in the current portion of long-term liabilities in our Condensed Consolidated Balance Sheets because we believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months.
Please refer to Note 13, Commitments and Contingencies, for a discussion of the status of our Internal Revenue Service audit.
Note 10. Stockholders’ Equity
Share Reissuances
During the three and six months ended February 28, 2009, we issued approximately 1.4 million and 1.9 million shares, respectively, of our Class A common stock as a result of stock option exercises and our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. As of February 28, 2009, we had $500 million available under our share repurchase authorization. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. We did not repurchase any shares during the three and six months ended February 28, 2009 under this program.
In connection with the release of vested shares of restricted stock, we repurchased approximately 36,000 shares for $2.5 million related to tax withholding requirements on these restricted stock units during the six months ended February 28, 2009. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Three Months Ended
	February 28, 2009			February 29, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Loss	Shares	Amount
Basic income (loss) per share	$125,346	160,153	$0.78	$(32,039)	168,005	$(0.19)
Effect of dilutive securities:
Stock options (1)	—	2,356	(0.01)	—	—	—
Restricted stock units (2)	—	248	—	—	—	—

Diluted income (loss) per share	$125,346	162,757	$0.77	$(32,039)	$168,005	$(0.19)

	Six Months Ended
	February 28, 2009			February 29, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$305,706	159,643	$1.91	$107,826	167,521	$0.64
Effect of dilutive securities:
Stock options (1)	—	1,932	(0.02)	—	2,213	(0.01)
Restricted stock units (2)	—	231	—	—	142	—

Diluted income per share	$305,706	161,806	$1.89	$107,826	$169,876	$0.63

(1)	For the three months ended February 28, 2009 and February 29, 2008, approximately 324,000 and 2,820,000, respectively, and for the six months ended February 28, 2009 and February 29, 2008, approximately 1,220,000 and 1,330,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

(2)	For the three months ended February 28, 2009 and February 29, 2008, approximately 3,000 and 169,000, respectively, and for the six months ended February 28, 2009, approximately 3,000 of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These restricted stock units could be dilutive in the future.
Note 12. Share-Based Compensation
Share-based compensation expense is included in all of the operating cost line items presented on our Condensed Consolidated Statements of Operations. For the three months ended February 28, 2009 and February 29, 2008, our share-based compensation expense was $16.2 million and $20.1 million, respectively. For the six months ended February 28, 2009 and February 29, 2008, share-based compensation expense was $31.4 million and $35.0 million, respectively.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and six months ended February 28, 2009, we granted approximately 12,000 and 531,000 stock options, respectively, that had weighted average grant date fair values of $32.03 and $27.02 per option, respectively. The weighted average exercise price of these options was $79.58 and $68.57, respectively. As of February 28, 2009, there was approximately $88.1 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and six months ended February 28, 2009, we granted approximately 79,000 and 131,000 restricted stock units, respectively, that had weighted average grant date fair values of $81.19 and $76.53 per unit, respectively. As of February 28, 2009, there was approximately $25.8 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units.
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
Pending Litigation and Settlements
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, the relators allege that our entry into Program Participation Agreements with the Department of Education under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. Under the District Court’s current Scheduling Order, trial is set for March 2010. Initial disclosures have been made and discovery is proceeding. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments occurred on August 4, 2008 as part of our post-trial motions, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing date for the appeal has not been set. The plaintiffs’ opening brief is currently due on May 18, 2009, and the defendants’ brief is currently due on July 30, 2009.
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
In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $225.0 million. Damages, if any, will not be known until all court proceedings, including the plaintiffs’ appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. We have not accrued any liability associated with this action as of February 28, 2009.
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
On November 10, 2006, we filed an Amended Motion to Stay the action pending resolution of the federal Securities Class Action and the Special Committee’s investigation into the allegations of stock option backdating. On January 29, 2007, the Court granted the Amended Motion to Stay pending the resolution of the trial in the federal Securities Class Action.
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
With respect to the Department of Education claims, on April 10, 2008, the plaintiff filed his Second Amended Complaint. In addition to the damages previously sought, plaintiff added a request that we recover from defendants the expenses associated with the ongoing qui tam action pending in the U.S. District Court for the Eastern District of California. On May 9, 2008, we moved for a continued stay of Counts 1-2 and dismissal of Counts 3-5 added in the Second Amended Complaint. On July 30, 2008, the Superior Court dismissed Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference. At the continued pretrial conference on October 27, 2008, the Superior Court lifted the discovery stay and set certain long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts, the earliest of which is not until May 31, 2010. A trial, if any, is not likely to occur until some time in 2011. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. In addition, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Bamboo Partners Derivative Action
On August 15, 2006, Bamboo Partners, one of our shareholders, filed a shareholder derivative complaint on our behalf and on behalf of University of Phoenix. The lawsuit was filed in the U.S. District Court for the District of Arizona and is entitled Bamboo Partners v. Nelson et al., Case Number CIV-06-1973-PHX-SRB. The complaint names as defendants Apollo Group, Inc., University of Phoenix, Inc., Todd S. Nelson, Kenda B. Gonzales, Daniel E. Bachus, John G. Sperling, Peter V. Sperling, Laura Palmer Noone, John M. Blair, Dino J. DeConcini, Hedy F. Govenar and John Norton III. The complaint seeks contribution from defendants Nelson, Gonzales and Bachus pursuant to Sections 10(b) and 21D of the Exchange Act for damages incurred by Apollo and University of Phoenix in connection with the federal securities class action described above under “Securities Class Action,” and also alleges that all defendants committed numerous breaches of fiduciary duties associated with the facts underlying the federal Securities Class Action. In addition, the complaint asserts claims relating to Laura Palmer Noone’s sale of our stock and Todd S. Nelson’s separation agreement executed with us in January 2006. In addition to damages, the complaint seeks attorneys’ fees, reasonable costs and disbursements.
On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the federal Securities Class Action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the federal Securities Class Action, the Court granted our motion to extend the stay of the case pending disposition of the post-trial motions. On August 18, 2008, we notified the Court that judgment had been entered in favor of defendants in the Securities Class Action. Plaintiff filed a response on August 25, 2008 notifying the Court of its intention to file a Second Amended Complaint by September 26. The Court dissolved the stay on September 25, 2008, and ordered plaintiff to file its Second Amended Complaint by October 15, 2008. Plaintiff did not file the Second Amended Complaint. Instead, counsel for plaintiff, by letter dated September 25, 2008, advised the Court and defendants’ counsel of its intention to take the necessary steps to obtain an order dismissing the case. On November 14, 2008, another one of our shareholders filed a motion to intervene in the case and pursue the action in the place of Bamboo Partners. We filed a response in opposition to the shareholder’s motion on December 4, 2008, asking the Court to dismiss the case, and fully briefed that motion on December 16, 2008. On January 13, 2009, the shareholder filed a request for oral argument on her motion, which the Court denied on January 16, 2009. On February 3, 2009 the Court also denied the shareholder’s motion to intervene. On March 17, 2009, the Court dismissed this action with prejudice, without costs to either party.

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
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the United States District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. The District Court has scheduled the trial for November 7, 2011. Together with the other defendants, we filed a motion to transfer venue from the Eastern District of Texas to Washington, D.C. on February 27, 2009. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Student Loan Class Action
On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the United States District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the United States District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. At this time, we do not know how many students may fall into this category, or whether there is a proper basis for the lawsuit to proceed as a class action lawsuit. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Regulatory and Other Legal Matters
Student Financial Aid
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act.

The Higher Education Act specifies the manner in which the Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the Department of Education. We have been collaborating with the Department of Education since that date and continue to supply additional follow-up information based on requests from the Department. Our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed. Western International University was recertified in October 2003 and its current certification for the Title IV programs expires in June 2009.
Department of Education Audits and Other Matters
All higher education institutions participating in Title IV programs must be accredited by an accrediting body recognized by the Department of Education. The Department of Education periodically reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Act. In February 2009, the Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not received the program review report resulting from this visit.
During a previous internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations performed by University of Phoenix and Western International University failed to properly identify students who should have been placed on financial aid disqualification status and therefore were ineligible to participate in Title IV financial aid programs. Additionally, we determined that University of Phoenix was inadvertently disbursing certain funds under a grant program. These matters were self-reported to the U.S. Department of Education in October 2008. In February 2009, after completing our review of these practices, we reported to the Department the results of our review and paid the Department our best estimate of the liability, which was $8.4 million. Approximately half of this amount was recorded in our Consolidated Statements of Income in fiscal year 2008, which was our best estimate based on the information available when we identified the matter. We recorded the remaining amount in our Condensed Consolidated Statements of Operations in the first half of fiscal year 2009 following completion of our review. We believe that this matter has been resolved.
Internal Revenue Service Audit
An Internal Revenue Service audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow deductions relating to stock option compensation in excess of the limitations of Internal Revenue Code Section 162(m). Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. The Internal Revenue Service examination report also proposed the additions of penalties and interest. On March 6, 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. The proposed adjustments, including penalties and interest, are consistent with our prior accruals relating to this issue. In addition, we expensed an additional $1.3 million in the six months ended February 28, 2009 related to interest, for a total accrual of $49.0 million as of February 28, 2009 with respect to this uncertain tax position for the taxable years 2003 through 2007 (which are currently our only open years subject to adjustment for federal tax purposes).

Note 14. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven businesses are managed in the following four reportable segments: University of Phoenix, Apollo Global, Insight Schools and Other Schools. The Other Schools segment includes Western International University, IPD, CFP and Meritus University. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K for further discussion of our segments.
A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
($ in thousands)
Net revenue:
University of Phoenix	$829,276	$657,971	$1,742,484	$1,401,361
Apollo Global	14,062	—	31,064	—
Insight Schools (1)	6,586	3,060	14,271	5,148
Other Schools (1)	25,618	28,409	57,607	62,986
Corporate	587	4,203	1,670	4,822

Total net revenue	$876,129	$693,643	$1,847,096	$1,474,317

Income (loss) from operations:
University of Phoenix	$230,062	$129,169	$540,275	$360,000
Apollo Global	(2,010)	—	(1,271)	—
Insight Schools (1)	(5,971)	(2,661)	(9,894)	(5,007)
Other Schools (1)	(1,297)	2,759	3,229	10,523
Corporate (2)	(14,756)	(188,463)	(19,446)	(205,516)

Total income (loss) from operations	206,028	(59,196)	512,893	160,000
Reconciling items:
Interest income and other, net	1,977	8,059	3,493	17,708

Income (loss) before income taxes and minority interest	$208,005	$(51,137)	$516,386	$177,708

(1)	During fiscal year 2008, we began reporting Insight Schools as a separate reportable segment, which was previously reported in our Other Schools segment. The above segment information for fiscal year 2008 has been revised to conform to our current presentation. Please refer to Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K for further discussion of our segment reporting.

(2)	The operating loss for Corporate in both the three and six months ended February 29, 2008 includes the $168.4 million charge associated with the securities class action matter. Please refer to Note 13, Commitments and Contigencies, for further discussion.

A summary of our consolidated assets by reportable segment is as follows:

	February 28,	August 31,
	2009	2008
($ in thousands)
Assets:
University of Phoenix	$788,548	$833,511
Apollo Global	108,644	123,688
Insight Schools	32,817	20,294
Other Schools	47,817	46,914
Corporate	1,456,458	836,005

Total assets	$2,434,284	$1,860,412

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial conditions and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The MD&A is organized as follows:
•	Overview: From management’s point of view, we discuss the following:
•	An overview of our business and the segments of the education industry in which we operate;

•	Current economic and industry-wide trends and developments, opportunities, challenges and risks that impact our business; and

•	Key highlights from the current period.
•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations in our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows, contractual obligations and other commercial commitments, and discussion regarding federal and private student loans.
OVERVIEW
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 30 years. We offer innovative and distinctive educational programs and services at the high school, undergraduate and graduate levels through doctorate at our various campuses and learning centers, and online throughout the world. Our North America-based operations focus principally on adult working students and include the following universities, colleges and institutions:
•	University of Phoenix

•	Institute for Professional Development (IPD)

•	College for Financial Planning Institutes (CFP)

•	Western International University

•	Insight Schools

•	Meritus University
Our international operations, which are conducted through our 80.1% owned subsidiary, Apollo Global, Inc., currently include Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2008, University of Phoenix accounted for 95.2% of our total net revenue. Additionally, approximately 77% of our fiscal year 2008 total net revenue was derived from receipt of U.S. Title IV financial aid program funds, principally student loans and Pell grants.
We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide the highest quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized computer programs for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive learning assessment programs in the U.S., and in 2008 University of Phoenix published its first Academic Annual Report. We are also focused on improving student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed.
Current Economic and Industry-wide Trends and Developments, Opportunities, Challenges and Risks
Our management team is focused on the following circumstances and trends that present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:
•	Evolving Domestic Postsecondary Education Market. We believe domestic postsecondary education continues to experience a profound shift from traditional undergraduate students (those students living on campus and attending classes full-time) to non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree. This trend continues to provide an opportunity for education providers such as University of Phoenix to provide quality academic programs and services that appeal to non-traditional students. We believe we are well positioned to capitalize on this trend.

•	Economic Downturn. The U.S. and much of the world economy are in the midst of an economic downturn. Although not quantifiable, we believe these conditions have contributed to a portion of our recent enrollment growth as an increased number of working adults seek to advance their education to improve their job security or reemployment prospects. One of our primary challenges will be to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth that may be related to the economic downturn subsides. Additionally, see below under Critical Accounting Policies and Estimates a discussion of the impact of the economic downturn on our allowance for doubtful accounts.

•	Regulatory Environment:
•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through Department of Education rulemaking. Little formal or informal guidance is available for many of these requirements, and we are focused on evaluating their implications and developing appropriate compliance procedures. Because our student body is large, new regulations, or changes in existing regulations, can require significant time and effort on our part.

•	Certification. As part of our eligibility to participate in Title IV programs, our institutions involved in Title IV programs must be certified to participate and are required to periodically renew their certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the Department of Education. We have been collaborating with the Department of Education since that date and continue to supply additional follow-up information based on requests from the Department. Our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed.
•	New U.S. Administration. In January 2009, Barack Obama was sworn in as the 44th U.S. President. It is too soon to predict the changes in higher education public policy that the Obama Administration may propose, or the effect of the current U.S. economic downturn on the Administration’s ability to implement significant changes. However, in the Administration’s 2010 budget request delivered to Congress on February 26, 2009, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department of Education to process the substantial increase in direct loans, our results of operations and cash flows could be adversely and materially affected. Other policy and program changes in the Department of Education may present opportunities and challenges for our business, the scope and magnitude of which cannot now be determined.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.
For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2008 Annual Report on Form 10-K.

Fiscal Year 2009 Highlights
During the first six months of fiscal year 2009, we experienced the following significant events:
1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 19.4% growth in average University of Phoenix Degreed Enrollment for the six months ended February 28, 2009 as compared to the six months ended February 29, 2008. University of Phoenix New Degreed Enrollment during the first six months of fiscal year 2009 increased 24.4% as compared to the first six months of fiscal year 2008. The enrollment growth is primarily attributable to continued investments in enhancing and expanding University of Phoenix service offerings and academic quality, which has attracted new students and increased student retention. We also believe that a portion of the increase in University of Phoenix Degreed Enrollment and New Degreed Enrollment is due to the current economic downturn, as working adults seek to advance their education to improve their job security or reemployment prospects.

2.	Net Revenue Growth. Our net revenue increased 25.3% for the six months ended February 28, 2009 as compared to the six months ended February 29, 2008 primarily as a result of University of Phoenix Degreed Enrollment growth and selective tuition price increases.

3.	Income from Operations Growth. Our income from operations increased 220.6%, or $352.9 million for the six months ended February 28, 2009 as compared to the six months ended February 29, 2008 primarily as a result of the securities litigation charge of $168.4 million in the six months ended February 29, 2008 and University of Phoenix net revenue growth described above and associated economies of scale for certain costs that remain relatively fixed. Excluding the securities litigation charge in the first six months ended February 29, 2008, our income from operations grew 56.2% for the six months ended February 28, 2009 as compared to the six months ended February 29, 2008.

4.	Changes in Management and Addition of Directors. The following changes in management and addition of directors occurred during our second quarter of fiscal year 2009:
•	On March 26, 2009, our Board of Directors promoted Joseph L. D’Amico to President and Chief Operating Officer, Brian L. Swartz to Senior Vice President, Chief Financial Officer and Treasurer, and Gregory J. Iverson to Vice President, Chief Accounting Officer and Controller. Mr. D’Amico had previously been serving as President and Chief Financial Officer, Mr. Swartz had previously been serving as Senior Vice President of Finance and Chief Accounting Officer, and Mr. Iverson had previously been serving as Vice President and Corporate Controller.

•	On March 11, 2009, our Class B Shareholders reelected our existing ten incumbent directors to the Board of Directors and elected three additional directors: Terri C. Bishop, our Executive Vice President of External Affairs, and independent directors, Stephen J. Giusto and Manuel F. Rivelo.

•	In December 2008, Diane Thompson resigned as Chief Human Resources Officer. On March 25, 2009, Frederick J. Newton commenced employment as Senior Vice President of Human Resources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a detailed discussion of our critical accounting policies and estimates, please refer to our 2008 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of February 28, 2009.
Goodwill
At February 28, 2009, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current economic downturn has caused the demand for CFP’s financial planning education programs and materials to diminish. As of February 28, 2009, given the current business climate and in accordance with our related accounting policy under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill and may record an impairment charge in the future. We do not believe that the current economic downturn has had a significant long-term adverse impact on our other reporting units.

Allowance for Doubtful Accounts
The U.S. and much of the world economy are in the midst of an economic downturn. In accordance with our related accounting policy, we periodically evaluate our standard allowance estimation methodology for propriety and modify as necessary. As of February 28, 2009, we have considered the current credit and economic environment in our evaluation of our accounts receivable and related allowance for doubtful accounts. Accordingly, in accordance with our related accounting policy, we have recorded our best estimate of bad debt expense for the three and six months ended February 28, 2009, which includes consideration of the risk of collecting aged receivables given the current economic downturn.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, Basis of Presentation, in Item 1, Financial Statements, for recent accounting pronouncements.
RESULTS OF OPERATIONS
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and six months ended February 28, 2009 and February 29, 2008. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Certain other subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.
We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.
•	Instructional costs and services — consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom lease expenses and depreciation, bad debt expense, financial aid processing costs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs — consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs — consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.
For the three months ended February 28, 2009 compared to the three months ended February 29, 2008
Analysis of Condensed Consolidated Statements of Operations
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Three Months Ended
	February 28,	February 29,	% of Net Revenue		%
	2009	2008	2009	2008	Change
(in millions, except per share data)
Net revenue	$876.1	$693.6	100.0%	100.0%	26.3%
Costs and expenses:
Instructional costs and services	373.3	327.7	42.6%	47.2%	13.9%
Selling and promotional	225.7	201.7	25.8%	29.1%	11.9%
General and administrative	71.1	55.0	8.1%	7.9%	29.3%
Estimated securities litigation loss	—	168.4	0.0%	24.3%	(100.0%)

Total costs and expenses	670.1	752.8	76.5%	108.5%	(11.0%)

Income (loss) from operations	206.0	(59.2)	23.5%	(8.5%)	448.0%
Interest income and other, net	2.0	8.1	0.2%	1.2%	(75.3%)

Income (loss) before income taxes and minority interest	208.0	(51.1)	23.7%	(7.3%)	507.0%
(Provision for) benefit from income taxes	(83.0)	19.1	(9.5%)	2.8%	(534.6%)
Minority interest, net of tax	0.3	—	0.0%	0.0%	*

Net income (loss)	$125.3	$(32.0)	14.2%	(4.5%)	491.6%

Diluted income (loss) per share	$0.77	$(0.19)	*	*	505.3%

*	not meaningful
Net Revenue
Our net revenue increased $182.5 million, or 26.3%, in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. University of Phoenix represented approximately 95% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Net revenue also increased due to acquisitions by Apollo Global, which contributed $14.1 million in net revenue in the second quarter of fiscal year 2009.
Instructional Costs and Services
Instructional costs and services increased $45.6 million, or 13.9%, in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008, which represented a 460 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix continuing to leverage its fixed costs, such as certain employee wages, classroom space and depreciation expense. This was partially offset by increases as a percentage of net revenue at Apollo Global and Insight Schools associated with their start-up, development and other infrastructure and support costs, as well as an increase as a percentage of net revenue in bad debt expense. Our bad debt expense was 4.1% of net revenue in the second quarter of fiscal year 2009 compared to 3.8% of net revenue in the second quarter of fiscal year 2008.
Selling and Promotional
Selling and promotional expenses increased $24.0 million, or 11.9%, in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008, which represented a 330 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness and improved employee retention. Additionally, investments we have made in our corporate marketing function have resulted in more effective advertising.
General and Administrative
General and administrative expenses increased $16.1 million, or 29.3%, in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008, which represented a 20 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to the expense resulting from our internal review of certain Satisfactory Academic Progress calculations. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.

Estimated Securities Litigation Loss
In connection with the securities class action matter, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs in the second quarter of fiscal year 2008. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million. In the fourth quarter of fiscal year 2008, we reversed the estimated charge because the U.S. District Court for the District of Arizona vacated the earlier judgment and entered judgment in favor of Apollo. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income and Other, Net
Interest income and other, net, consisted of the following in the periods indicated:

	Three Months Ended
	February 28,	February 29,
	2009	2008
($ in millions)
Interest income	$3.4	$8.5
Interest expense	(0.6)	(0.6)
Foreign currency and other, net	(0.8)	0.2

Interest income and other, net	$2.0	$8.1

The $5.1 million decrease in interest income was primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted) during the respective periods.
(Provision for) Benefit from Income Taxes
Our provision for income taxes for the three months ended February 28, 2009 was $83.0 million, or an effective tax rate of 39.9%. Our benefit from income taxes for the three months ended February 29, 2008 was $19.1 million, or an effective tax rate of 37.3%. The increase in our effective tax rate was primarily attributable to a reduction in tax-exempt interest income, an increase in certain non-deductible losses and an increase in state taxes.

Analysis of Operating Results by Segment
The table below details our operating results by segment for the periods indicated:

	Three Months Ended
	February 28,	February 29,	$	%
($ in millions)	2009	2008	Change	Change
Net revenue
University of Phoenix	$829.3	$658.0	$171.3	26.0%
Apollo Global	14.1	—	14.1	100.0%
Insight Schools	6.6	3.0	3.6	120.0%
Other Schools	25.6	28.4	(2.8)	(9.9%)
Corporate(1)	0.5	4.2	(3.7)	(88.1%)

Total net revenue	$876.1	$693.6	$182.5	26.3%

Income (loss) from operations
University of Phoenix	$230.1	$129.2	$100.9	78.1%
Apollo Global	(2.0)	—	(2.0)	(100.0%)
Insight Schools	(6.0)	(2.7)	(3.3)	(122.2%)
Other Schools	(1.3)	2.8	(4.1)	(146.4%)
Corporate(1)	(14.8)	(188.5)	173.7	92.1%

Total income (loss) from operations	$206.0	$(59.2)	$265.2	448.0%

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the second quarter of fiscal year 2008 includes the $168.4 million charge associated with the securities class action matter.
University of Phoenix
The $171.3 million, or 26.0%, increase in net revenue in our University of Phoenix segment was primarily due to growth in its Degreed Enrollment as detailed below:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Q2			Q2
			%			%
	Fiscal 2009	Fiscal 2008	Change	Fiscal 2009	Fiscal 2008	Change
(rounded to the nearest hundred)
Associate’s	170,500	121,200	40.7%	41,700	31,100	34.1%
Bachelor’s	150,200	136,400	10.1%	25,100	21,500	16.7%
Master’s	70,500	67,000	5.2%	12,500	11,800	5.9%
Doctoral	6,500	5,600	16.1%	700	600	16.7%

Total	397,700	330,200	20.4%	80,000	65,000	23.1%

(1)	Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new University of Phoenix degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus University) are not included in Degreed Enrollment.

(2)	New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University, IPD, CFP and Meritus University) are not included in New Degreed Enrollment.
Enrollment growth is in part the result of investments in enhancing and expanding University of Phoenix service offerings and academic quality, which has attracted new students and increased student retention. We believe that a portion of the increase in Degreed Enrollment and New Degreed Enrollment is due to the current economic downturn, as working adults seek to advance their education to improve their job security or reemployment prospects.
In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price increases implemented in July 2008, depending on geographic area, program, and degree level. These selective tuition price increases included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price increases on future net revenue and operating income will continue to be impacted by changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 42.9% of Degreed Enrollment at February 28, 2009, compared to 36.7% at February 29, 2008. In addition, associate’s Degreed Enrollment increased 40.7% in the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008.
Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student attended one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they attended two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student withdraws from a class. This new refund policy applies to students in most states, as some states require different policies. University of Phoenix elected to change its refund policy primarily because we believe it is a more reasonable policy and more closely matches the benefits received from the students’ perspective. Furthermore, we believe one of the benefits to University of Phoenix as a result of changing the refund policy is better student retention.

Income from operations in our University of Phoenix segment increased $100.9 million, or 78.1%, during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008. This increase was primarily attributable to the following:
•	Economies of scale associated with the 26.0% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space, and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	A decrease in financial aid processing costs from favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;

•	Investments in our corporate marketing function that have produced more effective and efficient advertising; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs as well as an increase in the average tenure of enrollment counselors; which was partially offset by

•	Increased bad debt expense as a percentage of net revenue from the continued economic downturn and lower collection rates on aged accounts receivable.
Apollo Global
Net revenue in our Apollo Global segment was $14.1 million during the second quarter of fiscal year 2009. The net revenue was generated by two universities acquired by Apollo Global in fiscal year 2008: UNIACC and ULA.
Loss from operations in our Apollo Global segment in the second quarter of fiscal year 2009 is primarily due to the following:
•	General and administrative expense associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation;

•	Investment in UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and marketing; and

•	Seasonality in UNIACC’s operations, as UNIACC’s operating results will generally be lower during our second fiscal quarter due to UNIACC’s academic calendar and certain operating costs that remain relatively fixed throughout the fiscal year.
Insight Schools
The $3.6 million increase in net revenue in our Insight Schools segment during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 was due to an increase in the number of schools we are serving in fiscal year 2009 and an increase in enrollment in the schools that were in operation in fiscal year 2008.
The increase in the loss from operations was primarily due to additional start-up costs for items such as faculty, office space and depreciation, increased regulatory compliance costs and other general and administrative expenses, as well as other infrastructure and support costs to grow this business.
As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges will increase operating costs and limit the growth rate of the Insight Schools business in the near term. As a result of anticipated start-up expenses and increased operating costs, we expect that Insight Schools will continue to generate losses for the foreseeable future. Furthermore, in the event these compliance activities are not adequately resolved, it could have a reputational impact on other businesses owned by us. We believe that Insight will eventually become profitable as revenues increase to the level necessary to support its growing infrastructure and we achieve better leverage over the fixed cost structure, as well as improve upon variable curriculum, technology and other costs.
Other Schools
The $2.8 million decrease in net revenue in our Other Schools segment during the second quarter of fiscal year 2009 compared to the second quarter of fiscal year 2008 was primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004. In April 2006 (our third quarter of fiscal year 2006), we began offering associate’s degree programs at University of Phoenix instead of Western International University; however, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix. Additionally, CFP’s net revenue declined due a decrease in demand for CFP’s financial planning education programs and materials as a result of the current economic downturn.
The decrease in income from operations in our Other Schools segment was primarily due to the decrease in net revenue discussed above as well as our investments in developing Meritus University.

For the six months ended February 28, 2009 compared to the six months ended February 29, 2008
Analysis of Condensed Consolidated Statements of Operations
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Six Months Ended
	February 28,	February 29,	% of Net Revenue		%
	2009	2008	2009	2008	Change
(in millions, except per share data)
Net revenue	$1,847.1	$1,474.3	100.0%	100.0%	25.3%
Costs and expenses:
Instructional costs and services	750.6	661.0	40.6%	44.8%	13.6%
Selling and promotional	454.3	378.6	24.6%	25.7%	20.0%
General and administrative	129.3	106.3	7.0%	7.2%	21.6%
Estimated securities litigation loss	—	168.4	0.0%	11.4%	(100.0%)

Total costs and expenses	1,334.2	1,314.3	72.2%	89.1%	1.5%

Income from operations	512.9	160.0	27.8%	10.9%	220.6%
Interest income and other, net	3.5	17.7	0.2%	1.2%	(80.2%)

Income before income taxes and minority interest	516.4	177.7	28.0%	12.1%	190.6%
Provision for income taxes	(211.0)	(69.9)	(11.4%)	(4.8%)	(201.9%)
Minority interest, net of tax	0.3	—	0.0%	0.0%	*

Net income	$305.7	$107.8	16.6%	7.3%	183.6%

Diluted income per share	$1.89	$0.63	*	*	200.0%

*	not meaningful
Net Revenue
Our net revenue increased $372.8 million, or 25.3% in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. University of Phoenix represented approximately 94% and 95% of our net revenue for the six months ended February 28, 2009 and February 29, 2008, respectively, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Net revenue also increased due to acquisitions by Apollo Global, which contributed $31.1 million in net revenue in the first six months of fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.
Instructional Costs and Services
Instructional costs and services increased $89.6 million, or 13.6%, in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008, which represented a 420 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix continuing to leverage its fixed costs, such as certain employee wages, classroom space and depreciation expense. This was partially offset by increases as a percentage of net revenue at Apollo Global and Insight Schools associated with their start-up, development and infrastructure and support costs.
Selling and Promotional
Selling and promotional expenses increased $75.7 million, or 20.0%, in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008, which represented a 110 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness and improved employee retention. Additionally, investments we have made in our corporate marketing function have resulted in more effective advertising.

General and Administrative
General and administrative expenses increased $23.0 million, or 21.6%, in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008, which represented a 20 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to continued leverage of relatively fixed employee compensation costs for executive management, finance and IT personnel. This was partially offset by the expense resulting from our internal review of certain Satisfactory Academic Progress calculations. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Estimated Securities Litigation Loss
In connection with the securities class action matter, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs in the second quarter of fiscal year 2008. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million. In the fourth quarter of fiscal year 2008, we reversed the estimated charge because the U.S. District Court for the District of Arizona vacated the earlier judgment and entered judgment in favor of Apollo. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income and Other, Net
Interest income and other, net, consisted of the following during the periods indicated:

	Six Months Ended
	February 28,	February 29,
	2009	2008
($ in millions)
Interest income	$8.8	$17.7
Interest expense	(2.0)	(0.7)
Foreign currency and other, net	(3.3)	0.7

Interest income and other, net	$3.5	$17.7

The decrease in interest income in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 was primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted) during the respective periods. The foreign currency loss in the first six months of fiscal year 2009 resulted from foreign currency remeasurements primarily related to the strengthening of the U.S. dollar relative to the Canadian dollar.
Provision for Income Taxes
Our effective income tax rate for the first six months of fiscal year 2009 was 40.9% compared to 39.3% for the first six months of fiscal 2008. The increase was primarily due to a reduction in tax exempt interest income, an increase in certain non-deductible losses, and an increase in state taxes.

Analysis of Operating Results by Segment
The table below details our operating results by segment for the periods indicated:

	Six Months Ended
	February 28,	February 29,	$	%
($ in millions)	2009	2008	Change	Change
Net revenue
University of Phoenix	$1,742.5	$1,401.4	$341.1	24.3%
Apollo Global	31.1	—	31.1	100.0%
Insight Schools	14.3	5.1	9.2	180.4%
Other Schools	57.6	63.0	(5.4)	(8.6%)
Corporate(1)	1.6	4.8	(3.2)	(66.7%)

Total net revenue	$1,847.1	$1,474.3	$372.8	25.3%

Income from operations
University of Phoenix	$540.3	$360.0	$180.3	50.1%
Apollo Global	(1.3)	—	(1.3)	(100.0%)
Insight Schools	(9.9)	(5.0)	(4.9)	(98.0%)
Other Schools	3.2	10.5	(7.3)	(69.5%)
Corporate(1)	(19.4)	(205.5)	186.1	90.6%

Total income from operations	$512.9	$160.0	$352.9	220.6%

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first six months of fiscal year 2008 includes the $168.4 million charge associated with the securities class action matter.
University of Phoenix
The $341.1 million, or 24.3%, increase in net revenue in our University of Phoenix segment was primarily due to growth in Degreed Enrollment and selective tuition price increases implemented in July 2008, depending on geographic area, program, and degree level. Average Degreed Enrollment increased 19.4% during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. The selective tuition price increases included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price increases on future net revenue and operating income will continue to be impacted by changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Average associate’s Degreed Enrollment represented 42.5% of average Degreed Enrollment during the first six months of fiscal year 2009, compared to 35.9% for the six months of fiscal year 2008. In addition, average associate’s Degreed Enrollment increased 41.1% in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008.
Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student attended one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they attended two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student withdraws from a class. This new refund policy applies to students in most states, as some states require different policies. University of Phoenix elected to change its refund policy primarily because we believe it is a more reasonable policy and more closely matches the benefits received from the students’ perspective. Furthermore, we believe one of the benefits to University of Phoenix as a result of changing the refund policy is better student retention.
Income from operations in our University of Phoenix segment increased $180.3 million, or 50.1%, during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. This increase was primarily attributable to the following:
•	Economies of scale associated with the 24.3% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space, and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	A decrease in financial aid processing costs from favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;

•	Investments in our corporate marketing function that have produced more effective and efficient advertising;

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs as well as an increase in the average tenure of enrollment counselors; and

•	A decrease in bad debt as a percentage of net revenue due to continued focus on collections in the earlier part of our fiscal year, which was partially offset by the continued economic downturn and lower collection rates on aged accounts receivable.
Apollo Global
Net revenue in our Apollo Global segment was $31.1 million during the first six months of fiscal year 2009. The net revenue was generated by two universities acquired by Apollo Global in fiscal year 2008: UNIACC and ULA.
Loss from operations in the first six months of fiscal year 2009 is primarily due to the following:
•	General and administrative expense associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation; and

•	Investment in UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and marketing.
Insight Schools
The $9.2 million increase in net revenue in our Insight Schools segment during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 was due to an increase in the number of schools we are serving in fiscal year 2009 and an increase in enrollment in the schools that were in operation in fiscal year 2008.
The increase in the loss from operations was primarily due to additional start-up costs for items such as faculty, office space and depreciation, increased regulatory compliance costs and other general and administrative expenses, as well as other infrastructure and support costs to grow this business.
As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges will increase operating costs and limit the growth rate of the Insight Schools business in the near term. As a result of anticipated start-up expenses and increased operating costs, we expect that Insight Schools will continue to generate losses for the foreseeable future. Furthermore, in the event these compliance activities are not adequately resolved, it could have a reputational impact on other businesses owned by us. We believe that Insight will eventually become profitable as revenues increase to the level necessary to support its growing infrastructure and we achieve better leverage over the fixed cost structure, as well as improve upon variable curriculum, technology and other costs.
Other Schools
The $5.4 million decrease in net revenue in our Other Schools segment during the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008 was primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004. In April 2006 (our third quarter of fiscal year 2006), we began offering associate’s degree programs at University of Phoenix instead of Western International University; however, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix. Additionally, CFP’s net revenue declined due to a decrease in demand for CFP’s financial planning education programs and materials as a result of current economic downturn.
The decrease in income from operations in our Other Schools segment was primarily due to the decrease in net revenue discussed above as well as our investments in developing Meritus University.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations, available borrowings under our syndicated $500 million credit agreement (the “Bank Facility”), and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, share repurchases, interest and principal payments under our Bank Facility, other indebtedness and capital lease obligations, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months and the foreseeable future. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, investments in marketing and technology initiatives, potential acquisition opportunities, including our commitment to Apollo Global, and possible share repurchases.
However, in light of the current volatility and uncertainty in the capital markets, there is no assurance that we could obtain additional financing beyond our current credit facilities on terms acceptable to us, or at all, before the capital markets stabilize.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The following table provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and marketable securities at February 28, 2009 and August 31, 2008:

			% of Total Assets
	February 28,	August 31,	February 28,	August 31,
($ in millions)	2009	2008	2009	2008	% Change
Cash and cash equivalents	$884.4	$483.2	36.3%	26.0%	83.0%
Restricted cash and cash equivalents	498.4	384.1	20.5%	20.6%	29.8%
Marketable securities	24.4	28.3	1.0%	1.5%	(13.8%)

Total	$1,407.2	$895.6	57.8%	48.1%	57.1%

Cash and cash equivalents (excluding restricted cash) increased a combined $401.2 million primarily due to $475.6 million of cash generated from operations and $96.5 million from stock option exercises, which was partially offset by $64.0 million used for capital expenditures and an increase of $114.2 million in restricted cash. Marketable securities decreased $3.9 million due to $2.2 million in unrealized losses on our auction-rate securities, as discussed further below, and $1.7 million in municipal bonds that matured and were liquidated at par value.
Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), we measure our money market funds and U.S. government agency notes included in cash equivalents (including restricted cash equivalents) and our auction-rate securities included in marketable securities at fair value. At February 28, 2009, the majority of our money market funds totaling $1,312.2 million are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. The remaining non-U.S. money market funds totaling $5.3 million are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. As of February 28, 2009, we did not record any material adjustments to reflect these instruments at fair value.
At February 28, 2009, for our auction-rate securities totaling $23.0 million, we used a discounted cash flow model to determine fair value. The inputs into the discounted cash flow model were classified within Level 3 due to the illiquidity of the market as it encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 550 basis points to the applicable discount rate, which increased from a spread of 450 basis points used at August 31, 2008 due to continued illiquidity in the market. An increase of 100 basis points in our current discount rate assumption would have caused an additional decline in the fair market value of approximately $0.6 million. Our auction-rate securities that use unobservable inputs to determine fair value are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of these unobservable inputs would not have a material impact on our liquidity and capital resources. As of February 28, 2009, we did not make any significant changes to our valuation techniques. Please refer to Note 4, Marketable Securities, and Note 7, Fair Value Measurements, in Item 1, Financial Statements, for additional information.
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

Cash Flows
Operating Activities
During the six months ended February 28, 2009 and February 29, 2008, cash provided by operating activities was $475.6 million and $309.5 million, respectively. The following table provides a summary of our operating cash flows during the respective periods:

	Six Months Ended
	February 28,	February 29,
($ in millions)	2009	2008
Net income	$305.7	$107.8
Non-cash items	126.3	209.5
Changes in certain operating assets and liabilities	43.6	(7.8)

Net cash provided by operating activities	$475.6	$309.5

Six months ended February 28, 2009 - Our non-cash items primarily consisted of a $70.9 million provision for uncollectible accounts receivable, $46.3 million for depreciation and amortization, and $31.4 million for share-based compensation, which was partially offset by $12.6 million of deferred income taxes and $11.2 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of increases in student deposits and deferred revenue of $108.2 million and $20.9 million, respectively, primarily due to increased enrollment, and an $18.1 million increase in accounts payable and accrued liabilities. This was partially offset by a $52.0 million decrease in income taxes payable due to the timing of our quarterly income tax payments, and a $48.3 million increase in accounts receivable.
Six months ended February 29, 2008 - Our non-cash items primarily consisted of a $168.4 million accrual related to the securities litigation matter, a $59.0 million provision for uncollectible accounts receivable, $37.5 million for depreciation and amortization, and $35.0 million for share-based compensation, which was partially offset by a $72.0 million increase in deferred taxes, primarily a result of the timing of deductibility related to the securities litigation matter, and $17.7 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of $26.3 million for accounts receivable, $21.1 million for accounts payable and accrued liabilities, and $20.8 million for income taxes payable primarily due to the timing of our quarterly income tax payments. This was partially offset by a $60.5 million increase in student deposits, primarily due to increased student enrollment receiving financial aid.
Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 28, 2009, excluding accounts receivable and the related revenue for Apollo Global, our days sales outstanding was 25 days as compared to 29 days as of August 31, 2008, and 30 days as of February 29, 2008. The decrease in days sales outstanding is primarily due to improvements in our processing time for the receipt of student financial aid as well as increased net revenue.
Investing Activities
During the six months ended February 28, 2009 and February 29, 2008, cash used in investing activities was $176.6 million and $332.6 million, respectively. The following table provides a summary of our investing cash flows during the respective periods:

	Six Months Ended
	February 28,	February 29,
($ in millions)	2009	2008
Increase in restricted cash and cash equivalents	$(114.2)	$(63.0)
Capital expenditures	(64.0)	(56.0)
Collateralization of bond posted for securities litigation matter	—	(95.0)
Other	1.6	(118.6)

Net cash used in investing activities	$(176.6)	$(332.6)

Six months ended February 28, 2009 - Cash used for investing activities primarily consisted of a $114.2 million increase in restricted cash and cash equivalents as a result of increased student deposits as discussed above and $64.0 million for capital expenditures that primarily relates to investments in our computer equipment and software.
Six months ended February 29, 2008 - Cash used for investing activities primarily consisted of $95.0 million to collateralize the supersedeas bond in connection with our securities class action verdict, $71.5 million for the net purchase of marketable securities, $47.1 million for our acquisition of Aptimus and $56.0 million for capital expenditures, which included $7.8 million for our new corporate headquarters.
Financing Activities
During the six months ended February 28, 2009 and February 29, 2008, cash provided by financing activities was $103.3 million and $96.7 million, respectively. The following table provides a summary of our financing cash flows during the respective periods:

	Six Months Ended
	February 28,	February 29,
($ in millions)	2009	2008
Issuance of Apollo Group Class A common stock	$96.5	$79.0
Other	6.8	17.7

Net cash provided by financing activities	$103.3	$96.7

Six months ended February 28, 2009 - Cash provided by financing activities primarily consisted of $96.5 million provided by stock option exercises and shares issued under our employee stock purchase plan.
Six months ended February 29, 2008 - Cash provided by financing activities primarily consisted of $79.0 million provided by stock option exercises and shares issued under our employee stock purchase plan and $17.7 million from excess tax benefits from share-based compensation.
Contractual Obligations and Other Commercial Commitments
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008. Information regarding our contractual obligations and commercial commitments is provided in our 2008 Annual Report on Form 10-K.
Federal and Private Student Loans
During calendar 2008, there were reports of various educational institutions experiencing interruption of Title IV student loan funding. We have not experienced any significant interruptions in our student loan funding. In May 2008, Congress enacted the Ensuring Continued Access to Student Loans Act. This Act gives the Department of Education temporary authority through June 30, 2010 to purchase federally guaranteed student loans originated by private lenders if there is inadequate capital to meet borrower demand. Additionally, the Act continues the requirement that the Department of Education maintain a Lender of Last Resort program, which requires each state to designate a lender of last resort to make student loans if other lenders are not available.
Approximately 77% of our fiscal year 2008 net revenue was derived from receipt of Title IV funds, principally student loans made under the Federal Family Education Loan Program (FFELP) and Pell Grants. FFELP loans are originated, held and serviced by private financial institutions and are guaranteed by the federal government. In addition to FFELP loans, the Department of Education also administers the Federal Direct Loan Program (FDLP), which eliminates the private financial institution as the lender. Under the FDLP, the federal government makes the loans directly to the students. We do not currently participate in the FDLP. However, we are developing the capability to participate in the FDLP in fiscal year 2009 for a limited portion of our Title IV loans.
In the Obama Administration’s 2010 budget request delivered to Congress on February 26, 2009, the Department of Education proposed to eliminate FFELP loans and instead require all Title IV student loans to be administered through the FDLP commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department of Education to process the substantial increase in direct loans, our results of operations and cash flows could be adversely and materially affected.
Funding from student loans not guaranteed by the federal government represented approximately 1% and 3% of our net revenue during the first six months of fiscal year 2009 and the 2008 fiscal year, respectively. These loans are utilized by students who need funds in excess of the annual federal student loan limits. Eligibility is based on creditworthiness and the current credit market conditions make it more difficult for students to obtain these loans. We do not expect the reduced availability of private loans to have a material adverse effect on our results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of Inflation
Inflation has not had a significant impact on our historical operations.
Foreign Currency Exchange Risk
During the six months ended February 28, 2009, we recorded $2.6 million in foreign currency transaction losses that are included in interest income and other, net in our Condensed Consolidated Statements of Operations. We also have recorded $9.9 million in currency translation losses, net of tax, that are included in other comprehensive income during the six months ended February 28, 2009. These losses are the result of general strengthening of the U.S. dollar relative to foreign currencies during this period. As we expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.
Interest Rate Risk
As of February 28, 2009, we held $1,407.2 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the six months ended February 28, 2009, we earned interest income of $8.8 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The recent reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yields in fiscal year 2009. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.
As of February 28, 2009, we did not have significant short-term or long-term borrowings. Any future borrowings under our Bank Facility will be subject to interest rate risk and may be subject to foreign currency exchange risk. Please refer to our 2008 Annual Report on Form 10-K for further discussion of the terms and conditions of our Bank Facility.
Auction-Rate Securities Risk
Refer to our discussion of auction-rate securities within Liquidity, Capital Resources, and Financial Position, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Chief Financial Officer and Treasurer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings.
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On October 31, 2008, in connection with the exercise of an employee’s net issue, stock-settled appreciation rights, the Company inadvertently sold 2,254 shares of common stock in an open market transaction through its broker for total cash proceeds of $155,751.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of the holders of our Class B Common Stock (the “Class B Shareholders”) was held on March 11, 2009. The Class B Shareholders reelected our ten incumbent directors to the Board of Directors and elected three additional directors: Terri C. Bishop, Stephen J. Giusto and Manuel F. Rivelo. In addition, the Class B Shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2009.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated February 23, 2009

10.2	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)
Date: March 31, 2009
By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Signatory)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Signatory)