Form 10-Q
period 2009-05-31
APOLLO GROUP INC
filed 2009-06-29
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
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
YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐      NO ☑
AS OF JUNE 18, 2009, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	153,215,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	impact of changes in the regulation of the education industry, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2008, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment;”

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2008 and Part II, Item 1A, Risk Factors, in this 10-Q; and

•	those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2008 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this 10-Q.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	May 31,	August 31,
($ in thousands)	2009	2008
ASSETS:
Current assets
Cash and cash equivalents	$795,699	$483,195
Restricted cash and cash equivalents	489,619	384,155
Marketable securities, current portion	991	3,060
Accounts receivable, net	192,612	221,919
Deferred tax assets, current portion	58,771	55,434
Prepaid taxes	2,367	—
Other current assets	29,681	21,780

Total current assets	1,569,740	1,169,543
Property and equipment, net	467,321	439,135
Marketable securities, less current portion	22,401	25,204
Goodwill	88,921	85,968
Intangible assets, net	14,691	23,096
Deferred tax assets, less current portion	80,679	89,499
Other assets	32,291	27,967

Total assets	$2,276,044	$1,860,412

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Accounts payable	$56,965	$46,589
Accrued liabilities	174,217	121,200
Current portion of long-term liabilities	119,922	47,228
Income taxes payable	—	6,111
Student deposits	505,685	413,302
Deferred revenue	261,158	231,179

Total current liabilities	1,117,947	865,609
Deferred tax liabilities	2,012	2,743
Long-term liabilities, less current portion	104,802	145,895

Total liabilities	1,224,761	1,014,247

Commitments and contingencies (Note 13)

Minority interest	13,056	11,956

Shareholders’ equity
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	35,505	—
Apollo Group Class A treasury stock, at cost	(2,086,280)	(1,757,277)
Retained earnings	3,103,534	2,595,340
Accumulated other comprehensive loss	(14,636)	(3,958)

Total shareholders’ equity	1,038,227	834,209

Total liabilities and shareholders’ equity	$2,276,044	$1,860,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2009	2008	2009	2008
Net revenue	$1,051,343	$835,217	$2,898,439	$2,309,534

Costs and expenses:
Instructional costs and services	400,202	347,598	1,150,788	1,008,609
Selling and promotional	243,633	203,644	697,929	582,257
General and administrative	71,518	60,910	200,839	167,203
Estimated securities litigation loss (Note 13)	—	1,566	—	169,966

Total costs and expenses	715,353	613,718	2,049,556	1,928,035

Income from operations	335,990	221,499	848,883	381,499
Interest income and other, net	3,665	3,329	7,158	21,037

Income before income taxes and minority interest	339,655	224,828	856,041	402,536
Provision for income taxes	(139,043)	(85,951)	(350,045)	(155,833)
Minority interest, net of tax	492	229	814	229

Net income	$201,104	$139,106	$506,810	$246,932

Earnings per share:

Basic income per share	$1.28	$0.85	$3.19	$1.49

Diluted income per share	$1.26	$0.85	$3.15	$1.47

Basic weighted average shares outstanding	157,616	162,751	158,960	165,919

Diluted weighted average shares outstanding	159,305	163,841	160,952	167,737

The accompanying notes are an integral part of these condensed consolidated financial statements

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2009	2008	2009	2008
Net income	$201,104	$139,106	$506,810	$246,932
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	551	97	(9,356)	(432)
Unrealized loss on auction-rate securities	—	(482)	(1,322)	(482)

Comprehensive income	$201,655	$138,721	$496,132	$246,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$506,810	$246,932
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	49,385	49,451
Excess tax benefits from share-based compensation	(11,509)	(17,947)
Depreciation and amortization	72,857	59,133
Amortization of deferred gain on sale-leaseback	(1,256)	(1,339)
Non-cash foreign currency losses, net	693	—
Provision for uncollectible accounts receivable	106,890	79,255
Estimated securities litigation loss (Note 13)	—	165,748
Minority interest, net of tax	(814)	(229)
Deferred income taxes	4,017	(69,401)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(81,663)	(39,515)
Other assets	(13,077)	(9,314)
Accounts payable and accrued liabilities	19,715	(21,907)
Income taxes payable	23,774	57,294
Student deposits	92,408	58,747
Deferred revenue	33,470	7,701
Other liabilities	8,099	3,833

Net cash provided by operating activities	809,799	568,442

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(94,873)	(80,242)
Acquisitions, net of cash acquired	—	(70,302)
Purchase of marketable securities	—	(875,098)
Maturities of marketable securities	2,660	864,551
Collateralization of bond posted for securities litigation matter	—	(95,000)
Increase in restricted cash and cash equivalents	(105,464)	(64,460)

Net cash used in investing activities	(197,677)	(320,551)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(16,211)	(250,709)
Proceeds from borrowings	13,620	250,000
Issuance of Apollo Group Class A common stock	98,963	80,721
Class A common stock purchased for treasury	(408,768)	(454,362)
Minority interest contributions	2,000	6,975
Excess tax benefits from share-based compensation	11,509	17,947

Net cash used in financing activities	(298,887)	(349,428)

Exchange rate effect on cash and cash equivalents	(731)	(710)

Net increase (decrease) in cash and cash equivalents	312,504	(102,247)
Cash and cash equivalents, beginning of period	483,195	339,319

Cash and cash equivalents, end of period	$795,699	$237,072

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes	$314,344	$168,092
Cash paid during the period for interest	$1,934	$1,519
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$10,861	$7,843
Purchases of property and equipment included in accounts payable	$6,222	$4,630
Settlement and reclassification of liability awards	$—	$16,340
Restricted stock units vested and released	$9,290	$—
Unrealized loss on auction-rate securities	$2,203	$803
Unsettled purchase of Class A common stock for treasury	$38,780	$—
UNIACC earn-out consideration (Note 3)	$7,135	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to in this report as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 30 years, operating The University of Phoenix, Inc. (“University of Phoenix”), Institute for Professional Development (“IPD”), The College for Financial Planning Institutes Corporation (“CFP”), Western International University, Inc. (“Western International University”), Insight Schools, Inc. (“Insight Schools”) and our Canadian institution that began operations in September 2008, Meritus University, all of which are our wholly-owned subsidiaries. In addition to these wholly-owned subsidiaries, we have an 80.1% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global has completed acquisitions of Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico. Through our subsidiaries we offer innovative and distinctive educational programs and services at the high school, undergraduate, and graduate levels through doctorate at our various campuses and learning centers, and online throughout the world.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Other of our subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.
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
Because of the seasonal nature of our business, the results of operations for the three and nine months ended May 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis. The provisions of SFAS 157 for fair valuing non-financial assets and liabilities not measured on a recurring basis are effective for us on September 1, 2009, and we are currently evaluating the impact on our financial condition, results of operations, and disclosures. Effective September 1, 2008, we adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Please refer to Note 7, Fair Value Measurements, for additional information.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which is a revision of SFAS 141, “Business Combinations”. The primary requirements of SFAS 141(R) are as follows:
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
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised about the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) and FSP FAS 141(R)-1 are effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will have on our financial condition, results of operations, and disclosures.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
FAS 142-3 is effective for us on September 1, 2009. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our financial condition, results of operations, and disclosures.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement is not expected to change existing practices but rather reduce the complexity of financial reporting. This statement was effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Effective November 15, 2008, we adopted the provisions in SFAS 162, which did not have a material impact on our financial condition, results of operations, or disclosures.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is effective for us on September 1, 2009. We do not believe the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of earnings per share and related disclosures.
In January 2009, the Securities and Exchange Commission issued Release No. 33-9002, “Interactive Data to Improve Financial Reporting.” The final rule requires companies to provide their financial statements and financial statement schedules to the Securities and Exchange Commission and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”). The rule was adopted by the Securities and Exchange Commission to improve the ability of financial statement users to access and analyze financial data. The Securities and Exchange Commission adopted a phase-in schedule indicating when registrants must furnish interactive data. Under this schedule, we will be required to submit filings with financial statement information using XBRL commencing with our November 30, 2009 quarterly report on Form 10-Q. We are currently evaluating the impact of XBRL reporting on our financial reporting process and have begun implementing new software that will facilitate our adoption of XBRL reporting.
In April 2009, in response to the current credit crisis, FASB issued three new FSPs to address fair value measurement concerns as follows:
•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. If an entity does not intend to sell the security, credit related losses on debt securities that exist will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary will be recorded in other comprehensive income; and

•	FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.
FSP 157-4 and FSP FAS 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009 and are effective for us during our annual period ending August 31, 2009. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and is effective for us during our first interim period ending November 30, 2009. Early adoption is permitted for periods ending after March 15, 2009 only if all three FSPs are adopted together. We have not elected to early adopt these FSPs. We do not

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
believe that the adoption of FSP FAS 157-4, FSP FAS 115-2 and 124-2, and FSP FAS 107-1 and APB 28-1 will have a material impact on our financial condition, results of operations, and disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 is effective for us during our annual period ending August 31, 2009. We do not believe that the adoption of SFAS 165 will have a material impact on our financial condition, results of operations, and disclosures.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. SFAS 166 is effective for us on September 1, 2010. We are currently evaluating the impact that the adoption of SFAS 166 will have on our financial condition, results of operations, and disclosures.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on September 1, 2010. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our interim period ending November 30, 2009 and will not have an impact on our financial condition or results of operations. We are currently evaluating the impact to our financial reporting process of providing Codification references in our public filings.
Note 3. Acquisitions
Apollo Global
Apollo Global purchased 100% of UNIACC in March 2008 and a 65% ownership interest in ULA in August 2008. The purchase of UNIACC included a future payment based on a multiple of earnings. In January 2009, we executed an amendment to the purchase agreement with the former owner of UNIACC, which modified both the timing of the future payment and the period of earnings on which the future payment calculation is based. In the quarter ended February 28, 2009, we recorded the estimated obligation as an additional purchase price adjustment increasing goodwill, as the amount became determinable during that period. This obligation is denominated in Chilean Pesos, which translated to $7.1 million based on the exchange rate on the date we recorded the obligation. The payment is expected to be made in two installments consisting of one-third due on June 30, 2009 with the remaining two-thirds due in June 2010. The results of operations of UNIACC and ULA are not significant individually or in the aggregate to our consolidated financial results and therefore, pro forma information has not been provided. Please refer to Note 6, Goodwill, for further discussion of changes to goodwill as of May 31, 2009.
Please refer to Note 15, Subsequent Events, for discussion of acquisition activity subsequent to May 31, 2009.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4. Marketable Securities
Marketable securities consist of the following as of May 31, 2009 and August 31, 2008:

	May 31,	August 31,
($ in thousands)	2009	2008
Current marketable securities:
Municipal bonds	$991	$3,060

Total current marketable securities	991	3,060

Noncurrent marketable securities:
Auction-rate securities	22,401	25,204

Total noncurrent marketable securities	22,401	25,204

Total marketable securities	$23,392	$28,264

Marketable securities classified as available-for-sale consist of the following as of May 31, 2009 and August 31, 2008:

	May 31, 2009			August 31, 2008
		Gross	Fair		Gross	Fair
	Amortized	Unrealized	Market	Amortized	Unrealized	Market
($ in thousands)	Cost	Losses	Value	Cost	Losses	Value
Available-for-sale securities
Auction-rate securities	$26,225	$(3,824)	$22,401	$26,825	$(1,621)	$25,204

Total available-for-sale securities	$26,225	$(3,824)	$22,401	$26,825	$(1,621)	$25,204

Amortized cost and estimated fair market value for marketable securities classified as held-to-maturity as of May 31, 2009 and August 31, 2008 are as follows:

	May 31, 2009		August 31, 2008
		Fair Market		Fair Market
($ in thousands)	Amortized Cost	Value	Amortized Cost	Value
Held-to-maturity securities
Municipal bonds	$991	$1,000	$3,060	$3,071

Total held-to-maturity securities	$991	$1,000	$3,060	$3,071

Auction-Rate Securities: We have a long history of investing excess cash under a conservative corporate policy that only allows investments in highly rated securities, with preservation of capital and liquidity as the primary objectives. We have historically invested a portion of our unrestricted investment portfolio in high quality (A rated and above) tax-exempt municipal securities, preferred stock and auction-rate securities. Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals established at the time of issuance that are generally between 7 and 35 days.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of May 31, 2009, we had $26.2 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $16.2 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry at least A- credit ratings for the underlying issuer. The remaining $10.0 million are invested in securities collateralized by federal student loans, which are rated AAA and are guaranteed by the U.S. government. None of the auction-rate securities held by us are mortgage-backed securities.
As of May 31, 2009, we used a discounted cash flow model to determine the fair value of our auction-rate securities. Please refer to Note 7, Fair Value Measurements, for further discussion of the unobservable inputs used in our valuation technique. Based on our analysis, we determined that our auction-rate securities carrying value, net of unrealized losses recorded in prior periods, approximated the estimated fair value. As a result, in the three months ended May 31, 2009, no additional impairment charge was recorded on our auction-rate securities. As of May 31, 2009, our cumulative unrealized loss on our auction-rate securities totaled $3.8 million ($2.3 million after-tax), of which $2.2 million ($1.3 million after-tax) was recorded in the nine months ended May 31, 2009. The offset was included in accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. We assessed this decline in value to be temporary due to the following:
•	our ability and intent to hold these securities until the market stabilizes in order to sell the securities at par based on our cash and cash equivalents balance at May 31, 2009, available borrowing under our credit facility, and our operating cash flow;

•	the high quality of the underlying collateral;

•	the high credit quality of the issuers;

•	the fact that the issuers continue to pay interest in a timely manner; and

•	the lack of defaults in the underlying debt.
As of May 31, 2009, the entire balance of our auction-rate securities totaling $22.4 million, net of the unrealized loss of $3.8 million, is classified as non-current marketable securities due to the lack of liquidity of these instruments.
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
The cost of liquidated securities is based on the specific identification method. During the nine months ended May 31, 2009, none of our auction-rate securities have been liquidated below par value, and thus no realized gains or losses have been recognized.
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
Note 5. Accounts Receivable, Net
Accounts receivable, net consist of the following as of May 31, 2009 and August 31, 2008:

	May 31,	August 31,
($ in thousands)	2009	2008
Student accounts receivable	$269,937	$279,841
Less allowance for doubtful accounts	(99,917)	(78,362)

Net student accounts receivable	170,020	201,479
Other receivables	22,592	20,440

Total accounts receivable, net	$192,612	$221,919

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Student accounts receivable is composed primarily of amounts due related to tuition.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our related critical accounting policy, which is incorporated herein by reference. The following table summarizes the activity in the related allowance for doubtful accounts for the three and nine months ended May 31, 2009 and 2008:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2009	2008	2009	2008
Beginning allowance for doubtful accounts	$95,715	$93,418	$78,362	$99,818
Provision for uncollectible accounts receivable	35,977	20,269	106,890	79,255
Write-offs, net of recoveries	(31,775)	(28,423)	(85,335)	(93,809)

Ending allowance for doubtful accounts	$99,917	$85,264	$99,917	$85,264

Note 6. Goodwill
Changes in the carrying amount of goodwill by reportable segment from August 31, 2008 to May 31, 2009 are as follows:

	University of	Apollo	Insight	Other	Total
($ in thousands)	Phoenix	Global	Schools	Schools	Goodwill

Goodwill as of August 31, 2008	$37,018	$19,317	$12,742	$16,891	$85,968
UNIACC earn-out consideration	—	7,135	—	—	7,135
Currency translation adjustment	—	(4,182)	—	—	(4,182)

Goodwill as of May 31, 2009	$37,018	$22,270	$12,742	$16,891	$88,921

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed from companies we have acquired. Any changes in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. At February 28, 2009, we recorded an adjustment of $7.1 million to UNIACC’s goodwill for the estimated future payment as the obligation amount and timing became determinable in the quarter ended February 28, 2009. Please refer to Note 3, Acquisitions, and our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion.
At May 31, 2009, we completed our annual goodwill and indefinite lived intangible asset impairment tests for the following reporting units that have goodwill impairment test dates of May 31:
•	University of Phoenix,

•	UNIACC and ULA (included in the Apollo Global reportable segment),

•	Insight Schools, and

•	Western International University (included in the Other Schools reportable segment).
At May 31, 2009, the fair value of each of these reporting units exceeded the carrying value of their respective net assets resulting in no goodwill impairment charges recorded. Additionally, the results of the May 31st impairment tests indicate that the current economic downturn has not had a significant long-term adverse impact on the fair value of these reporting units, although we observed a narrowing of the margin between fair value and carrying value for certain of our reporting units. Our UNIACC and ULA reporting units have indefinite lived intangible assets consisting of trademarks and accreditations of approximately $5.5 million. At May 31, we performed a fair value analysis of these indefinite lived intangible assets and determined there was no impairment. Please refer to our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion of the valuation techniques used to estimate the fair value of our reporting units and indefinite lived intangible assets. As further discussed in Note 7, Fair Value

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Measurements, we will adopt SFAS 157 with respect to using fair value measurements in the valuation techniques associated with our annual goodwill and indefinite lived intangible assets impairment tests effective September 1, 2009.
Our Insight Schools reporting unit had goodwill of approximately $12.7 million at May 31, 2009. As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges and anticipated start-up expenses will limit the growth rate of the Insight Schools business and result in decreased revenue and increased operating expenses. We considered this factor in our annual goodwill impairment test of Insight Schools as of May 31 and determined that the goodwill balance is not impaired.
At May 31, 2009, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current economic downturn has caused the demand for CFP’s financial planning education programs and materials to diminish. As of May 31, 2009, we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill at the annual goodwill impairment test date of August 31 and may record an impairment charge at that time or in the future if further deterioration occurs.
Note 7. Fair Value Measurements
Effective September 1, 2008, we partially adopted SFAS 157 with respect to fair value measurements of all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Effective September 1, 2009, we will apply the provisions of SFAS 157 with respect to fair value measurements to non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. With respect to adoption of SFAS 157, we have also considered the guidance of FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in determining the fair value of our financial assets and liabilities.
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
Assets measured at fair value on a recurring basis in accordance with SFAS 157 consist of the following as of May 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
($ in thousands)	May 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,285,318	$1,281,066	$4,252	$—
Marketable securities:
Auction-rate securities	22,401	—	—	22,401

Total assets:	$1,307,719	$1,281,066	$4,252	$22,401

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In accordance with SFAS 157, we measure our money market funds included in cash and restricted cash equivalents and auction-rate securities included in marketable securities at fair value. The majority of our money market funds are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. Certain of our non-U.S. based money market funds are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Our auction-rate securities are classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 500 to 550 basis points to the applicable discount rate. As of May 31, 2009, we did not have any liabilities that were required to be measured at fair value in accordance with SFAS 157 on a recurring basis.
At May 31, 2009, we disclose the fair value of our municipal bonds classified as held-to-maturity securities, which are reported in our condensed consolidated financial statements at amortized cost and thus excluded from the table above. Our municipal bonds were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. Please refer to Note 4, Marketable Securities, for the fair value disclosure.
Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended May 31, 2009 are as follows:

($ in thousands)
Balance at August 31, 2008	$25,204
Unrealized loss in other comprehensive loss	(2,203)
Redemptions at par value	(600)
Transfers in (out) of Level 3	—

Balance at May 31, 2009	$22,401

Net unrealized gains (losses) included in earnings related to assets held as of May 31, 2009	$—

Note 8. Long-Term Liabilities
Long-term liabilities consist of the following as of May 31, 2009 and August 31, 2008:

	May 31,	August 31,
($ in thousands)	2009	2008
Deferred rent and other lease incentives	$73,030	$72,512
Reserve for uncertain tax positions (Note 9)	85,633	55,319
Credit facilities — UNIACC and ULA	17,660	23,145
Deferred vendor incentive	9,750	12,293
Deferred gains on sale-leasebacks	7,477	8,739
UNIACC earn-out consideration (Note 3)	7,257	—
Capital lease obligations	6,756	7,771
Deferred compensation	2,423	2,326
Other long-term liabilities	14,738	11,018

Total liabilities	224,724	193,123
Less current portion	(119,922)	(47,228)

Total long-term liabilities	$104,802	$145,895

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
During the third quarter of fiscal year 2009, our unrecognized tax benefits increased by $22.4 million, excluding interest and penalties, as a result of tax positions taken during the quarter related to state taxes. If recognized, the entire $22.4 million would reduce our effective rate.
As of May 31, 2009, we had total uncertain tax positions of $85.6 million, including accrued interest and penalties, of which $81.3 million is included in the current portion of long-term liabilities in our Condensed Consolidated Balance Sheets. We believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. The current portion of our uncertain tax positions principally relate to amounts accrued for the Internal Revenue Service audit, as discussed further below, and allocation and apportionment of our income amongst various state and local jurisdictions.
Internal Revenue Service Audit
An Internal Revenue Service audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow deductions relating to stock option compensation in excess of the limitations of Internal Revenue Code Section 162(m). Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. The Internal Revenue Service examination report also proposed the additions of penalties and interest. The proposed adjustments, including penalties and interest, are consistent with our prior accruals relating to this issue. In addition, we expensed an additional $1.9 million in the nine months ended May 31, 2009 related to interest, for a total accrual of $49.5 million as of May 31, 2009 with respect to this uncertain tax position for the taxable years 2003 through 2006. On March 6, 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. An initial meeting with IRS Appeals is scheduled during the quarter ending August 31, 2009. Accordingly, we believe this matter will be settled within 12 months and the accrual is now classified as short-term.
During the third quarter of fiscal year 2009, we were notified by the Internal Revenue Service that our tax returns for the years ended in 2006, 2007, and 2008 have been selected for examination. We anticipate that this audit will commence during the quarter ending August 31, 2009. In addition, we are subject to numerous ongoing audits by state and local tax authorities. With respect to our major federal, state, and foreign tax jurisdictions, we are generally no longer subject to tax authority examinations for years ended prior to 2003. Although there can be no assurance to the ultimate outcome of tax examinations, we believe that adequate accruals have been provided for all open tax years.
Note 10. Stockholders’ Equity
Share Reissuances
During the nine months ended May 31, 2009, we issued approximately 1.9 million shares of our Class A common stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended May 31, 2009, we repurchased approximately 7.2 million shares of our Class A common stock at a total cost of approximately $444.4 million, representing a weighted average purchase price of $61.62 per share. At May 31, 2009, $38.8 million was recorded in accrued liabilities in our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to May 31, 2009. As of May 31, 2009, approximately $55.6 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. On June 25, 2009, the Board of Directors authorized an increase in the amount available under our stock repurchase program of up to an aggregate amount of $500 million of Apollo Group Class A common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 46,000 shares for $3.2 million related to tax withholding requirements on these restricted stock units during the nine months ended May 31, 2009. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Three Months Ended May 31,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$201,104	157,616	$1.28	$139,106	162,751	$0.85
Effect of dilutive securities:
Stock options(1)	—	1,410	(0.02)	—	915	—
Restricted stock units(2)	—	279	—	—	175	—

Diluted income per share	$201,104	159,305	$1.26	$139,106	163,841	$0.85

	Nine Months Ended May 31,
	2009			2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount
Basic income per share	$506,810	158,960	$3.19	$246,932	165,919	$1.49
Effect of dilutive securities:
Stock options(1)	—	1,741	(0.04)	—	1,671	(0.02)
Restricted stock units(2)	—	251	—	—	147	—

Diluted income per share	$506,810	160,952	$3.15	$246,932	167,737	$1.47

(1)	For the three months ended May 31, 2009 and 2008, approximately 1,543,000 and 8,572,000, respectively, and for the nine months ended May 31, 2009 and 2008, approximately 1,524,000 and 2,113,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

(2)	For the three and nine months ended May 31, 2009, approximately 22,000 and 9,000, respectively, of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These restricted stock units could be dilutive in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Share-Based Compensation
Share-based compensation expense is included in all of the operating cost line items presented on our Condensed Consolidated Statements of Income. For the three months ended May 31, 2009 and 2008, our share-based compensation expense was $18.0 million and $14.4 million, respectively. For the nine months ended May 31, 2009 and 2008, share-based compensation expense was $49.4 million and $49.5 million, respectively.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and nine months ended May 31, 2009, we granted approximately 70,000 and 601,000 stock options, respectively, that had weighted average grant date fair values of $27.41 and $27.06 per option, respectively. The weighted average exercise price of these options was $67.57 and $68.45, respectively. As of May 31, 2009, there was approximately $78.3 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and nine months ended May 31, 2009, we granted approximately 37,000 and 168,000 restricted stock units, respectively, that had weighted average grant date fair values of $67.04 and $74.43 per unit, respectively. As of May 31, 2009, there was approximately $21.8 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units.
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
Pending Litigation and Settlements
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The qui tam

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, the relators allege that our entry into Program Participation Agreements with the U.S. Department of Education under Title IV of the Higher Education Act constitutes a false claim because we did not intend to comply with the employee compensation requirements applicable to us as a result of such participation. Under the District Court’s current Scheduling Order, trial is set for March 2010. Initial disclosures have been made and discovery is proceeding.
We recently filed a motion to disqualify plaintiffs’ counsel for engaging in improper communications with Apollo employees on April 10, 2009, and a motion for partial summary judgment arguing that plaintiffs’ claims in the action cut-off and do not continue past September 2004 on April 20, 2009. Both motions are under advisement with the Court. We believe that our compensation programs and practices at all relevant times were in compliance with the requirements imposed in our Program Participation Agreements. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing date for the appeal has not been set. The plaintiffs’ filed their opening brief on May 18, 2009, and the defendants’ brief is currently due on August 20, 2009.
In the second quarter of fiscal year 2008, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million and was estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval which included our estimate of damages based on the verdict, our estimate of potential amounts we expected to reimburse our insurance carriers, our estimate of future defense costs and legal and other professional fees incurred during the second quarter of fiscal year 2008. At that time, we elected to record the mid-point of the range because under statistically valid modeling techniques the mid-point of the range was a more likely estimate than other points in the range, and the point at which there was an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. In the third quarter of fiscal year 2008, we recorded an additional charge of $1.6 million for interest on the estimated damages.
In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $225.0 million. Damages, if any, will not be known until all court proceedings, including the plaintiffs’ appeal, have been completed. Based on information available to us at present, our management

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
does not expect a material adverse effect on our business to result from this action. We have not accrued any liability associated with this action as of May 31, 2009.
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
Barnett Derivative Action
On April 24, 2006, Larry Barnett, one of our shareholders, filed a shareholder derivative complaint on behalf of Apollo. The allegations in the complaint pertain to the matters that were the subject of the investigation performed by the U.S. Department of Education that led to the issuance of the U.S. Department of Education’s February 5, 2004 Program Review Report. The complaint was filed in the Superior Court for the State of Arizona, Maricopa County and is entitled Barnett v. John Blair et al, Case Number CV2006-051558. In the complaint, plaintiff asserts a derivative claim, on our behalf, for breaches of fiduciary duty against the following nine of our current or former officers and directors: John M. Blair, Dino J. DeConcini, Hedy F. Govenar, Kenda B. Gonzales, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. Plaintiff contends that we are entitled to recover from these individuals the amount of the settlement that we paid to the U.S. Department of Education and our losses (both litigation expenses and any damages awarded) stemming from the federal securities class actions pending against us in Federal District Court as described above under “Securities Class Action.” On August 21, 2006, we filed a Motion to Stay the case pending the resolution of the federal Securities Class Action.
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
On March 7, 2008, following the entry of judgment in the federal Securities Class Action, we filed a motion to stay discovery regarding the U.S. Department of Education claims pending the disposition of post-trial motions in the federal Securities Class Action and informed the Superior Court of an imminent settlement regarding the stock option claims. On March 10, 2008, the Superior Court stayed the stock option claims. On September 17, 2008, the Superior Court dismissed the stock option backdating claims. The settlement does not apply to the U.S. Department of Education claims.
With respect to the U.S. Department of Education claims, on April 10, 2008, the plaintiff filed his Second Amended Complaint. In addition to the damages previously sought, plaintiff added a request that we recover from defendants the expenses associated with the ongoing qui tam action pending in the U.S. District Court for the Eastern District of California. On May 9, 2008, we moved for a continued stay of Counts 1-2 and dismissal of Counts 3-5 added in the Second Amended Complaint. On July 30, 2008, the Superior Court dismissed Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference. At the continued pretrial conference on

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
October 27, 2008, the Superior Court lifted the discovery stay and set certain long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts, the earliest of which is not until May 31, 2010. A trial, if any, is not likely to occur until some time in 2011.
On April 3, 2009, we filed a motion seeking the appointment of an independent panel consisting of Dr. Roy A. Herberger, Jr. and Stephen J. Giusto. Counsel for the individual defendants also joined in the motion. The Court has scheduled oral argument on our motion seeking appointment of a panel for July 27, 2009.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy.
On January 22, 2008, all defendants filed motions to dismiss. On March 31, 2009, the Court dismissed the case with prejudice as to Daniel Bachus, Hedy Govenar, Brian E. Mueller, Dino J. DeConcini, and Laura Noone. The Court also dismissed the case as to John Sperling and Peter Sperling, but granted plaintiffs leave to file an amended complaint against them. Finally, the Court dismissed all of plaintiffs’ claims concerning misconduct before November 2001 and all of the state law claims for conspiracy and breach of fiduciary duty. On April 30, 2009, Plaintiffs filed their Second Amended Complaint, which alleges similar claims for alleged securities fraud against the same defendants. On June 15, 2009, all defendants filed another motion to dismiss the Second Amended Complaint, which is currently pending with the Court.
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
Student Loan Class Action
On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the United States District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the United States District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. Under the District Court’s current Scheduling Order, trial is set for August 2010. The matter is currently in discovery. The plaintiffs must file their motion for class certification not later than July 14, 2009 and the hearing on class certification has been set for October 26, 2009.
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
Juric Wage and Hour Class Action
On April 3, 2009, former employee Dejan Juric filed a lawsuit in California State Court in Los Angeles against Apollo and University of Phoenix. The complaint is styled as a class action and alleges various wage and hour claims for failure to pay minimum wages and overtime, failure to provide rest and meal periods, and failure to properly report wages and earnings. We filed an answer denying all of the asserted claims on May 4, 2009 and then removed the case to the Federal District Court in Los Angeles. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Regulatory and Other Legal Matters
Student Financial Aid
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act.
The Higher Education Opportunity Act specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed.
Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expires on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education. Should the U.S. Department of Education not act on this application prior to the expiration date, Western International University’s eligibility will continue on a month-to-month basis until the U.S. Department of Education completes it review on the application and issues its decision. As with University of Phoenix, a month-to-month status is not unusual and we have no reason to believe that the application will not be renewed in due course.
U.S. Department of Education Audits and Other Matters
All higher education institutions participating in Title IV programs must be accredited by an accrediting body recognized by the U.S. Department of Education. The U.S. Department of Education periodically reviews all participating institutions for compliance with all applicable standards and regulations under the Higher Education Opportunity Act. In February 2009, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not received the program review report resulting from this visit.
During a previous internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations performed by University of Phoenix and Western International University failed to properly identify students who should have been placed on financial aid disqualification status and therefore were ineligible to participate in Title IV financial aid programs. Additionally, we determined that University of Phoenix was inadvertently disbursing certain funds under a grant program. These matters were self-reported to the U.S. Department of Education in October 2008. In February 2009, after completing our review of these practices, we reported to the U.S. Department of Education the results of our review and paid the U.S. Department of Education our best estimate of the liability, which was $8.4 million. Approximately half of this amount was recorded in our Consolidated Statements of Income in fiscal year 2008, which was our best estimate based on the information available when we identified the matter. We recorded the remaining amount in our Condensed Consolidated Statements of Income in the first half of fiscal year 2009 following completion of our review. We believe that this matter has been resolved.
Internal Revenue Service Audit
Please refer to Note 9, Income Taxes, for discussion of Internal Revenue Service audits.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 14. Segment Reporting
We operate in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven businesses are managed in the following four reportable segments: University of Phoenix, Apollo Global, Insight Schools and Other Schools. The Other Schools segment includes Western International University, IPD, CFP and Meritus University. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K for further discussion of our segments.
A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2009	2008	2009	2008
Net revenue:
University of Phoenix	$1,005,199	$794,471	$2,747,683	$2,195,832
Apollo Global	11,048	4,446	42,112	4,446
Insight Schools(1)	3,769	2,088	18,040	7,237
Other Schools(1)	30,229	30,884	87,836	93,869
Corporate	1,098	3,328	2,768	8,150

Total net revenue	$1,051,343	$835,217	$2,898,439	$2,309,534

Income (loss) from operations:
University of Phoenix	$360,156	$245,668	$900,431	$605,669
Apollo Global	(3,255)	61	(4,526)	61
Insight Schools(1)	(9,108)	(6,250)	(19,002)	(11,257)
Other Schools(1)	2,955	5,769	6,184	16,291
Corporate(2)	(14,758)	(23,749)	(34,204)	(229,265)

Total income from operations	335,990	221,499	848,883	381,499
Reconciling items:
Interest income and other, net	3,665	3,329	7,158	21,037

Income before income taxes and minority interest	$339,655	$224,828	$856,041	$402,536

(1)	During fiscal year 2008, we began reporting Insight Schools as a separate reportable segment, which was previously reported in our Other Schools segment. The above segment information for fiscal year 2008 has been revised to conform to our current presentation. Please refer to Item 8, Financial Statements and Supplementary Data, in our 2008 Annual Report on Form 10-K for further discussion of our segment reporting.

(2)	The operating loss for Corporate in the three and nine months ended May 31, 2008 includes $1.6 million and $170.0 million, respectively, in charges associated with the securities class action matter, subsequently reversed in the fourth quarter of fiscal year 2008. Please refer to Note 13, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of our consolidated assets by reportable segments is as follows:

	May 31,	August 31,
($ in thousands)	2009	2008
Assets:
University of Phoenix	$889,486	$833,511
Apollo Global	122,564	123,688
Insight Schools	30,486	20,294
Other Schools	46,399	46,914
Corporate	1,187,109	836,005

Total assets	$2,276,044	$1,860,412

Note 15. Subsequent Events
On June 7, 2009, our 80.1% -owned subsidiary, Apollo Global entered into an Implementation Agreement to acquire BPP Holdings plc (“BPP”), a UK-based provider of education and training to professionals in the legal and finance industries. Pursuant to the acquisition arrangement, Apollo Global will acquire all of the outstanding shares of BPP for a cash purchase price of 620 pence per share, which represents an enterprise value of approximately $540 million based upon the exchange rate on June 5, 2009.
In order to facilitate the acquisition, Apollo Global was required to provide assurance that it has the funds to execute the transaction. To provide this assurance, on June 26, 2009 we provided an intercompany loan to Apollo Global to fund an escrow account with $550 million to be used solely to fund the purchase price in this acquisition. The transaction is expected to close in the fourth quarter of our fiscal year 2009.
In connection with this transaction, Apollo Global also entered into a derivative arrangement to hedge against the variability of foreign currency exchange rate fluctuations between the U.S. Dollar and British Pound. The derivative arrangement, a call option on the British Pound, limits our foreign currency exposure on the notional value of £235 million (or $390.1 million) at a 1.66 U.S. Dollar to British Pound exchange rate. To enter into this option, Apollo Global paid a non-refundable option premium of $6.9 million. This option will not qualify for hedge accounting and any mark-to-market adjustments will be recorded in earnings. The option expires on July 30, 2009.

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
•	Overview: From management’s point of view, we discuss the following:
•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Key highlights from the current period.
•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected in our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows, contractual obligations and other commercial commitments, and discussion regarding federal and private student loans.
OVERVIEW
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 30 years. We offer innovative and distinctive educational programs and services at the high school, undergraduate and graduate levels through doctorate at our various campuses and learning centers, and online throughout the world. Our wholly-owned operations focus principally on working learners and include the following universities, colleges and institutions:
•	University of Phoenix

•	Institute for Professional Development (IPD)

•	College for Financial Planning Institutes (CFP)

•	Western International University

•	Insight Schools

•	Meritus University
Our 80.1% owned subsidiary, Apollo Global, Inc., has international operations whose subsidiaries currently include Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and Universidad Latinoamericana (“ULA”) in Mexico.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2008, University of Phoenix accounted for 95.2% of our total net revenue. Additionally, approximately 77% of our fiscal year 2008 total consolidated net revenue was derived from receipt of U.S. Title IV financial aid program funds, principally federal student loans and Pell grants.
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
Key Trends, Developments and Challenges
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

•	Economic Downturn. The U.S. and much of the world economy are in the midst of an economic downturn. Although not quantifiable, we believe these conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our primary challenges will be to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. Additionally, see below under Critical Accounting Policies and Estimates a discussion of the impact of the economic downturn on our allowance for doubtful accounts.

•	Regulatory Environment
•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the U.S. Department of Education rulemaking. Little formal or informal guidance is available for many of these requirements, and we are focused on evaluating their implications and developing appropriate compliance procedures. Because our student body is large and we rely heavily on our computer systems, compliance with new or changed regulations can require significant time and effort on our part.

•	The “90/10 Rule.” A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the Higher Education Act and the U.S. Department of Education regulations, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. University of Phoenix’s and Western International University’s Rule 90/10 percentages were 82% and 50%, respectively, for the fiscal year ended August 31, 2008, as compared to 69% and 52% for the fiscal year ended August 31, 2007.

In May 2008, the Ensuring Continued Access to Student Loans Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs, which has increased the proportion of our revenue deemed to be from Title IV programs. Consistent with this, the unfavorable trend experienced in fiscal 2008 compared to fiscal 2007 in the proportion of revenue derived from Title IV programs by University of Phoenix has continued during the first nine months of fiscal 2009. The Higher Education Opportunity Act provides temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 Rule calculation. The implementing regulations for this temporary relief are being developed in a negotiated rulemaking process involving the U.S. Department of Education, industry representatives and other interested parties. The proposed rules are expected to be published for comment by the U.S. Department of Education in July 2009, and are expected to be published in final form by November 1, 2009. There remains uncertainty about the manner in which the temporary relief will be implemented. We continue to monitor the rulemaking process, as the resolution of interpretive issues will impact the benefit we derive from the temporary relief.

Based on information currently available to us, we believe that the 90/10 Rule calculation for University of Phoenix will approach, but will not exceed 90% for fiscal year 2009. However, there are many relevant factors that are difficult to forecast. As a result, there is no assurance that the 90/10 Rule calculation for University of Phoenix will not exceed 90% for fiscal year 2009.

University of Phoenix is taking various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds for our fiscal year ending August 31, 2009 and beyond, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the focus on professional development and continuing education. Although we expect that these measures will favorably impact the 90/10 Rule calculation, there is no assurance that these initiatives will be effective in reducing the 90/10 Rule calculation, or that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% for our fiscal year 2009 and in subsequent years.

If the 90/10 Rule calculation for University of Phoenix exceeds 90% for our fiscal year 2009, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation beyond 2009, may involve taking measures which increase our operating expenses and/or reduce our revenue and which, together, may have a materially adverse impact on our results of operations, cash flows and financial condition.

•	Certification. As part of our eligibility to participate in Title IV programs, our institutions involved in Title IV programs must be certified to participate and are required to periodically renew their certification. University of Phoenix was recertified in June 2003 and its current certification for Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. A month-to-month status is not unusual considering the process is multi-faceted and iterative. Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expires on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education. Should the U.S. Department of Education not act on this application prior to the expiration date, Western International University’s eligibility will continue on a month-to-month basis until the U.S. Department of Education completes it review on the application and issues its decision. As with University of Phoenix, a month-to-month status is not unusual and we have no reason to believe that the application will not be renewed in due course.

We believe that the renewal of the University of Phoenix application for recertification will be approved in due course even if University of Phoenix fails to meet the 90/10 Rule for fiscal 2009. However, the changes to the 90/10 Rule enacted by the Higher Education Opportunity Act, and the relevant draft regulations are not clear as to what impact a provisional status based on exceeding the 90/10 limit might have on the eligibility status of the University of Phoenix. In addition, the U.S. Department of Education has the discretion to impose time limitations or other conditions on an institution’s participation in Title IV programs in connection with any recertification and may be more likely to do so if University of Phoenix fails to meet the 90/10 Rule limits. Accordingly, there is no assurance that, if University of Phoenix fails to meet the 90/10 Rule for fiscal year 2009, such failure would not have an adverse effect on its recertification application. Title IV eligibility is critical to the continued operation of our business. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
•	New U.S. Administration. In January 2009, Barack Obama was sworn in as the 44th U.S. President. It is too soon to predict the changes in higher education public policy that the Obama Administration may propose, or the effect of the current U.S. economic downturn on the Administration’s ability to implement significant changes. However, in the Administration’s 2010 budget request delivered to Congress on February 26, 2009, the U.S. Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the substantial increase in direct loans, our results of operations and cash flows could be adversely and materially affected. Other policy and program changes in the U.S. Department of Education may present opportunities and challenges for our business, the scope and magnitude of which cannot now be determined. During our third quarter of fiscal year 2009, we began participating in the FDLP for a small portion of our Title IV eligible students.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.
•	On June 7, 2009, our 80.1% -owned subsidiary, Apollo Global entered into an Implementation Agreement to acquire BPP Holdings plc (“BPP”), a UK-based provider of education and training to professionals in the legal and finance industries. Pursuant to the acquisition arrangement, Apollo Global will acquire all of the outstanding shares of BPP for a cash purchase price of 620 pence per share, which represents an enterprise value of approximately $540 million based upon the exchange rate on June 5, 2009.
For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2008 Annual Report on Form 10-K.
Fiscal Year 2009 Highlights
During the first nine months of fiscal year 2009, we experienced the following significant events:
1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 20.3% growth in average University of Phoenix Degreed Enrollment for the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008. University of Phoenix New Degreed Enrollment during the first nine months of fiscal year 2009 increased 23.7% as compared to the first nine months of fiscal year 2008. We believe the enrollment growth is primarily attributable to continued investments in enhancing and expanding University of Phoenix service offerings and academic quality, which has attracted new students and increased student retention. Enhancements in our marketing capabilities have also contributed to the increases. We also believe that a portion of the increase in University of Phoenix Degreed Enrollment and New Degreed Enrollment is due to the current economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects.

2.	Net Revenue Growth. Our net revenue increased 25.5% for the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008 primarily as a result of University of Phoenix Degreed Enrollment growth and selective tuition price increases.

3.	Income from Operations Growth. Our income from operations increased 122.5%, or $467.4 million for the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008 primarily as a result of the securities litigation charge of $170.0 million in the nine months ended May 31, 2008, which was subsequently reversed in the fourth quarter of fiscal year 2008, and University of Phoenix net revenue growth described above and associated economies of scale for certain costs that remain relatively fixed. Excluding the securities litigation charge in the nine months ended May 31, 2008, our income from operations grew 53.9% for the nine months ended May 31, 2009 as compared to the nine months ended May 31, 2008.

4.	Changes in Management and Addition of Directors. The following changes in management and addition of directors occurred during our third quarter of fiscal year 2009:
•	On April 24, 2009, our Board of Directors promoted Gregory W. Cappelli to the position of Co-Chief Executive Officer. Mr. Cappelli had previously been serving as the Executive Vice President of Global Strategy and Assistant to the Executive Chairman. Mr. Cappelli continues to serve as Chairman of Apollo Global and Director of Apollo Group.

•	On March 26, 2009, our Board of Directors promoted Joseph L. D’Amico to President and Chief Operating Officer, Brian L. Swartz to Senior Vice President, Chief Financial Officer and Treasurer, and Gregory J. Iverson to Vice President, Chief Accounting Officer and Controller. Mr. D’Amico had previously been serving as President and Chief Financial Officer, Mr. Swartz had previously been serving as Senior Vice President of Finance and Chief Accounting Officer, and Mr. Iverson had previously been serving as Vice President and Corporate Controller.

•	On March 11, 2009, our Class B Shareholders reelected our existing ten incumbent directors to the Board of Directors and elected three additional directors: Terri C. Bishop, our Executive Vice President of External Affairs, and independent directors, Stephen J. Giusto and Manuel F. Rivelo.

•	On March 25, 2009, Frederick J. Newton commenced employment as Senior Vice President of Human Resources.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a detailed discussion of our critical accounting policies and estimates, please refer to our 2008 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of May 31, 2009.
Goodwill
At May 31, 2009, we completed our annual goodwill and indefinite lived intangible asset impairment tests for the following reporting units that have goodwill impairment test dates of May 31:
•	University of Phoenix,

•	UNIACC and ULA (included in the Apollo Global reportable segment),

•	Insight Schools, and

•	Western International University (included in the Other Schools reportable segment).
At May 31, 2009, the fair value of each of these reporting units exceeded the carrying value of their respective net assets resulting in no goodwill impairment charges recorded. Additionally, the results of the May 31st impairment tests indicate that the current economic downturn has not had a significant long-term adverse impact on the fair value of these reporting units, although we observed a narrowing of the margin between fair value and carrying value for certain of our reporting units. To determine the fair value of our reporting units, we rely primarily on using discounted cash flow valuation methods which requires management to make subjective judgments relating to future cash flows based on our knowledge of the business and current plans to operate the business, growth rates, economic and market conditions, and applicable discount rates. Generally, our goodwill impairment tests used discount rates ranging from 15.0% to 15.5% and perpetual growth rates ranging from 2% to 3%. For certain of our goodwill impairment tests we used a combination of discounted cash flow analysis and market-based approach, and applied a 75%/25% weighting factor to the respective approaches. Our UNIACC and ULA reporting units have indefinite lived intangible assets consisting of trademarks and accreditations of approximately $5.5 million. At May 31, we performed a fair value analysis of these indefinite lived intangible assets and determined there was no impairment. Please refer to our significant accounting policies included in our 2008 Annual Report on Form 10-K for further discussion of the valuation techniques used to estimate the fair value of our reporting units and indefinite lived intangible assets. As further discussed in Note 7, Fair Value Measurements, we will adopt SFAS 157 with respect to using fair value measurements in the valuation techniques associated with our annual goodwill and indefinite lived intangible assets impairment tests effective September 1, 2009.
Our Insight Schools reporting unit had goodwill of approximately $12.7 million at May 31, 2009. As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges and anticipated start-up expenses will limit the growth rate of the Insight Schools business and result in decreased revenue and increased operating expenses. We considered this factor in our annual goodwill impairment test of Insight Schools as of May 31 and determined that the goodwill balance is not impaired.
At May 31, 2009, our CFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. We perform our annual goodwill impairment test of CFP as of August 31. However, the current economic downturn has caused the demand for CFP’s financial planning education programs and materials to diminish. As of May 31, 2009, we evaluated and determined that the goodwill balance is not impaired. However, as more information becomes available we will further assess the carrying value of CFP’s goodwill at the annual goodwill impairment test date of August 31 and may record an impairment charge at that time or in the future if further deterioration occurs.
Allowance for Doubtful Accounts
The U.S. and much of the world economy are in the midst of an economic downturn. In accordance with our related accounting policy, we periodically evaluate our standard allowance estimation methodology for propriety and modify as necessary. As of May 31, 2009, we have considered the current credit and economic environment in our evaluation of our accounts receivable and related allowance for doubtful accounts. Therefore, in accordance with our related accounting policy, we have recorded our best estimate of bad debt expense for the three and nine months ended May 31, 2009, which includes consideration of the risk of collecting aged receivables given the current economic downturn, including continued increases in the U.S. unemployment rate.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, Basis of Presentation, in Item 1, Financial Statements, for recent accounting pronouncements.

RESULTS OF OPERATIONS
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and nine months ended May 31, 2009 and 2008. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Other of our subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.
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
For the three months ended May 31, 2009 compared to the three months ended May 31, 2008
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Three Months Ended May 31,
			% of Net Revenue		%
(in millions, except per share data)	2009	2008	2009	2008	Change
Net revenue	$1,051.3	$835.2	100.0%	100.0%	25.9%
Costs and expenses:
Instructional costs and services	400.2	347.6	38.1%	41.6%	15.1%
Selling and promotional	243.6	203.6	23.2%	24.4%	19.6%
General and administrative	71.5	60.9	6.8%	7.3%	17.4%
Estimated securities litigation loss	—	1.6	0.0%	0.2%	(100.0%)

Total costs and expenses	715.3	613.7	68.1%	73.5%	16.6%

Income from operations	336.0	221.5	31.9%	26.5%	51.7%
Interest income and other, net	3.7	3.3	0.4%	0.4%	12.1%

Income before income taxes and minority interest	339.7	224.8	32.3%	26.9%	51.1%
Provision for income taxes	(139.1)	(85.9)	(13.2%)	(10.3%)	(61.9%)
Minority interest, net of tax	0.5	0.2	0.0%	0.0%	*

Net income	$201.1	$139.1	19.1%	16.6%	44.6%

Diluted income per share	$1.26	$0.85	*	*	48.2%

*	not meaningful
Net Revenue
Our net revenue increased $216.1 million, or 25.9%, in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. University of Phoenix represented approximately 96% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Net revenue also increased due to acquisitions by Apollo Global, which contributed an additional $6.6 million in net revenue in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.
Instructional Costs and Services
Instructional costs and services increased $52.6 million, or 15.1%, in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008, but represents a 350 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix continuing to leverage its fixed costs, such as certain employee wages, classroom space and depreciation expense. This was partially offset by increases as a percentage of net revenue at Apollo Global associated with its start-up, development and other infrastructure and support costs, as well as an increase as a percentage of net revenue in bad debt expense. Our bad debt expense was 3.4% of net revenue in the third quarter of fiscal year 2009 compared to 2.4% of net revenue in the third quarter of fiscal year 2008.
Selling and Promotional
Selling and promotional expenses increased $40.0 million, or 19.6%, in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008, but represents a 120 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness and improved employee retention. Additionally, investments we have made in our corporate marketing function have resulted in more effective advertising.
General and Administrative
General and administrative expenses increased $10.6 million, or 17.4%, in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008, but represents a 50 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to the continued leverage of relatively fixed employee compensation costs for executive management, finance and IT personnel.
Estimated Securities Litigation Loss
In connection with the securities class action matter, we recorded a charge for estimated interest of $1.6 million during the third quarter of fiscal year 2008 as a result of the jury verdict awarded in favor of the plaintiffs in the second quarter of fiscal year 2008. In the fourth quarter of fiscal year 2008, we reversed the estimated interest because the U.S. District Court for the District of Arizona vacated the earlier judgment and entered judgment in favor of Apollo. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income and Other, Net
Interest income and other, net, consisted of the following in the periods indicated:

	Three Months Ended May 31,
($ in millions)	2009	2008
Interest income	$2.4	$7.0
Interest expense	(0.5)	(2.0)
Foreign currency and other, net	1.8	(1.7)

Interest income and other, net	$3.7	$3.3

The $4.6 million decrease in interest income was primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted) during the respective periods. Interest expense decreased due to a decrease in average borrowings during the respective periods. The foreign currency gain during the third quarter of fiscal year 2009 was primarily due to the weakening of the U.S. Dollar relative to the Canadian Dollar during the respective period.
Provision for Income Taxes
Our effective income tax rate for the three months ended May 31, 2009 was 40.9% compared to 38.2% for the three months ended May 31, 2008. The increase was primarily attributable to a reduction in tax-exempt interest income, an increase in state taxes, and an increase in certain non-deductible losses.

Analysis of Operating Results by Segment

	Three Months Ended May 31,
			$	%
($ in millions)	2009	2008	Change	Change
Net revenue
University of Phoenix	$1,005.2	$794.5	$210.7	26.5%
Apollo Global	11.0	4.4	6.6	150.0%
Insight Schools	3.8	2.1	1.7	81.0%
Other Schools	30.2	30.9	(0.7)	(2.3%)
Corporate(1)	1.1	3.3	(2.2)	(66.7%)

Total net revenue	$1,051.3	$835.2	$216.1	25.9%

Income (loss) from operations
University of Phoenix	$360.2	$245.7	$114.5	46.6%
Apollo Global	(3.3)	0.1	(3.4)	*
Insight Schools	(9.1)	(6.3)	(2.8)	(44.4%)
Other Schools	3.0	5.7	(2.7)	(47.4%)
Corporate(1)	(14.8)	(23.7)	8.9	37.6%

Total income from operations	$336.0	$221.5	$114.5	51.7%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.
University of Phoenix
The $210.7 million, or 26.5%, increase in net revenue in our University of Phoenix segment was primarily due to growth in its Degreed Enrollment as detailed below:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Q3%			Q3%
(rounded to the nearest hundred)	Fiscal 2009	Fiscal 2008	Change	Fiscal 2009	Fiscal 2008	Change
Associate’s	186,600	134,300	38.9%	48,800	37,100	31.5%
Bachelor’s	156,100	137,900	13.2%	26,000	21,900	18.7%
Master’s	71,200	67,300	5.8%	11,900	11,600	2.6%
Doctoral	6,800	5,800	17.2%	800	800	0.0%

Total	420,700	345,300	21.8%	87,500	71,400	22.5%

(1)	Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program or Western International University associate’s degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new University of Phoenix degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University’s non-associate’s degree programs, IPD, CFP and Meritus University) are not included in Degreed Enrollment.

(2)	New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program. Students enrolled in or serviced by Apollo Global institutions, Insight Schools and Other Schools (Western International University, IPD, CFP and Meritus University) are not included in New Degreed Enrollment.

Enrollment growth is in part the result of investments in enhancing and expanding University of Phoenix service offerings and academic quality, which has attracted new students and increased student retention. Enhancements in our marketing capabilities have also contributed to the increases. We also believe that a portion of the increase in Degreed Enrollment and New Degreed Enrollment is due to the current economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects.
In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price increases implemented in July 2008, depending on geographic area, program, and degree level. These selective tuition price increases included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price increases on future net revenue and operating income will continue to be impacted by changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 44.4% of Degreed Enrollment at May 31, 2009, compared to 38.9% at May 31, 2008. In addition, associate’s Degreed Enrollment increased 38.9% in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.
We have announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2009. In aggregate, these tuition price and other fee changes, including increased discounts to military and veteran students in selective programs, average approximately 4%. The impact of these tuition price and other fee changes on future net revenue and operating income will depend on several factors including changes in enrollment, student mix within programs and degree levels, and discounts.
Income from operations in our University of Phoenix segment increased $114.5 million, or 46.6%, during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. This increase was primarily attributable to the following:
•	Economies of scale associated with the 26.5% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space, and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	A decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;

•	Investments in our corporate marketing function that have produced more effective and efficient advertising; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs, as well as an increase in the average tenure of enrollment counselors.
The increase was partially offset by increased bad debt expense as a percentage of net revenue from the continued economic downturn and lower collection rates on aged accounts receivable.
Apollo Global
Net revenue in our Apollo Global segment increased $6.6 million during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. The net revenue was generated by two international universities acquired by Apollo Global in fiscal year 2008: UNIACC and ULA. The third quarter of fiscal year 2008 only includes one month of operations for UNIACC and no operations for ULA based on their respective acquisition dates.
The $3.3 million loss from operations in our Apollo Global segment during the third quarter of fiscal year 2009 was primarily due to the following:
•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation;

•	Investment in UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and marketing.

Insight Schools
The $1.7 million increase in net revenue in our Insight Schools segment during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 was due to an increase in the number of schools we are serving in fiscal year 2009 and an increase in enrollment in the schools that were in operation in fiscal year 2008.
The increase in the loss from operations was primarily due to increased regulatory compliance costs and additional start-up costs for items such as faculty, office space and depreciation, and other infrastructure and support costs to grow this business.
As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges and anticipated start-up expenses will limit the growth rate of the Insight Schools business, and result in decreased revenue and increased operating expenses. We believe Insight Schools will continue to generate operating losses in the near term. Furthermore, in the event these compliance activities are not adequately resolved, it could have a reputational impact on other businesses owned by us.
Other Schools
Net revenue in our Other Schools segment was essentially flat during the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008.
The decrease in income from operations in our Other Schools segment was primarily due to our investments in developing Meritus University.
For the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008
Analysis of Condensed Consolidated Statements of Income

	Nine Months Ended May 31,
			% of Net Revenue		%
(in millions, except per share data)	2009	2008	2009	2008	Change
Net revenue	$2,898.4	$2,309.5	100.0%	100.0%	25.5%
Costs and expenses:
Instructional costs and services	1,150.8	1,008.6	39.7%	43.7%	14.1%
Selling and promotional	697.9	582.2	24.1%	25.2%	19.9%
General and administrative	200.8	167.2	6.9%	7.2%	20.1%
Estimated securities litigation loss	—	170.0	0.0%	7.4%	(100.0%)

Total costs and expenses	2,049.5	1,928.0	70.7%	83.5%	6.3%

Income from operations	848.9	381.5	29.3%	16.5%	122.5%
Interest income and other, net	7.2	21.0	0.2%	0.9%	(65.7%)

Income before income taxes and minority interest	856.1	402.5	29.5%	17.4%	112.7%
Provision for income taxes	(350.1)	(155.8)	(12.1%)	(6.7%)	(124.7%)
Minority interest, net of tax	0.8	0.2	0.0%	0.0%	*

Net income	$506.8	$246.9	17.4%	10.7%	105.3%

Diluted income per share	$3.15	$1.47	*	*	114.3%

*	not meaningful
Net Revenue
Our net revenue increased $588.9 million, or 25.5% in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. University of Phoenix represented approximately 95% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Net revenue also increased due to acquisitions by Apollo Global, which contributed an additional $37.7 million in net revenue in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.

Instructional Costs and Services
Instructional costs and services increased $142.2 million, or 14.1%, in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008, but represents a 400 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix continuing to leverage its fixed costs, such as certain employee wages, classroom space and depreciation expense. This was partially offset by increases as a percentage of net revenue at Apollo Global associated with its start-up, development and infrastructure and support costs, as well as an increase as a percentage of net revenue in bad debt expense. Our bad debt expense was 3.7% of net revenue in the first nine months of fiscal year 2009 compared to 3.4% of net revenue in the first nine months of fiscal year 2008.
Selling and Promotional
Selling and promotional expenses increased $115.7 million, or 19.9%, in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008, but represents a 110 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness and improved employee retention. Additionally, investments we have made in our corporate marketing function have resulted in more effective advertising.
General and Administrative
General and administrative expenses increased $33.6 million, or 20.1%, in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008, but represents a 30 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to continued leverage of relatively fixed employee compensation costs for executive management, finance and IT personnel. This was partially offset by the expense resulting from our internal review of certain Satisfactory Academic Progress calculations. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Estimated Securities Litigation Loss
In connection with the securities class action matter, we recorded a charge for estimated damages of $168.4 million as a result of the jury verdict awarded in favor of the plaintiffs in the second quarter of fiscal year 2008. In the third quarter of fiscal year 2008, we recorded interest of $1.6 million related to this matter. The original charge was recorded at the mid-point of the range of $120.5 million to $216.4 million. In the fourth quarter of fiscal year 2008, we reversed the estimated charge and accrued interest because the U.S. District Court for the District of Arizona vacated the earlier judgment and entered judgment in favor of Apollo. Please refer to Note 13, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income and Other, Net
Interest income and other, net, consisted of the following during the periods indicated:

	Nine Months Ended May 31,
($ in millions)	2009	2008
Interest income	$11.2	$24.8
Interest expense	(2.5)	(2.6)
Foreign currency and other, net	(1.5)	(1.2)

Interest income and other, net	$7.2	$21.0

The decrease in interest income in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted) during the respective periods.
Provision for Income Taxes
Our effective income tax rate for the first nine months of fiscal year 2009 was 40.9% compared to 38.7% for the first nine months of fiscal year 2008. The increase was primarily attributable to a reduction in tax-exempt interest income, an increase in state taxes, and an increase in certain non-deductible losses.

Analysis of Operating Results by Segment
The table below details our operating results by segment for the periods indicated:

	Nine Months Ended May 31,
			$	%
($ in millions)	2009	2008	Change	Change
Net revenue
University of Phoenix	$2,747.7	$2,195.8	$551.9	25.1%
Apollo Global	42.1	4.4	37.7	*
Insight Schools	18.0	7.2	10.8	150.0%
Other Schools	87.8	93.9	(6.1)	(6.5%)
Corporate(1)	2.8	8.2	(5.4)	(65.9%)

Total net revenue	$2,898.4	$2,309.5	$588.9	25.5%

Income from operations
University of Phoenix	$900.4	$605.7	$294.7	48.7%
Apollo Global	(4.5)	0.1	(4.6)	*
Insight Schools	(19.0)	(11.3)	(7.7)	(68.1%)
Other Schools	6.2	16.3	(10.1)	(62.0%)
Corporate(1)	(34.2)	(229.3)	195.1	85.1%

Total income from operations	$848.9	$381.5	$467.4	122.5%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first nine months of fiscal year 2008 includes the $170.0 million charge associated with the securities class action matter, subsequently reversed in the fourth quarter of fiscal year 2008.
University of Phoenix
The $551.9 million, or 25.1%, increase in net revenue in our University of Phoenix segment was primarily due to growth in Degreed Enrollment and selective tuition price increases implemented in July 2008, depending on geographic area, program, and degree level. Average Degreed Enrollment increased 20.3% during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. The selective tuition price increases included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price increases on future net revenue and operating income will continue to be impacted by changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Average associate’s Degreed Enrollment represented 43.1% of average Degreed Enrollment during the first nine months of fiscal year 2009, compared to 36.9% for the first nine months of fiscal year 2008. In addition, average associate’s Degreed Enrollment increased 40.3% in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008.
We have announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2009. In aggregate, these tuition price and other fee changes, including increased discounts to military and veteran students in selective programs, average approximately 4%. The impact of these tuition price and other fee changes on future net revenue and operating income will depend on several factors including changes in enrollment, student mix within programs and degree levels, and discounts.
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
Income from operations in our University of Phoenix segment increased $294.7 million, or 48.7%, during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. This increase was primarily attributable to the following:
•	Economies of scale associated with the 25.1% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space, and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	A decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;

•	Investments in our corporate marketing function that have produced more effective and efficient advertising; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs, as well as an increase in the average tenure of enrollment counselors.
Apollo Global
The $37.7 million increase in net revenue in our Apollo Global segment during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was due to net revenue generated by two international universities acquired by Apollo Global in fiscal year 2008: UNIACC and ULA. The nine months ended May 31, 2008 only includes one month of operations for UNIACC and no operations for ULA based on their respective acquisition dates.
The $4.5 million loss from operations in our Apollo Global segment during the first nine months of fiscal year 2009 was primarily due to the following:
•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation; and

•	Investment in UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and marketing.
Insight Schools
The $10.8 million increase in net revenue in our Insight Schools segment during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was due to an increase in the number of schools we are serving in fiscal year 2009 and an increase in enrollment in the schools that were in operation in fiscal year 2008.
The increase in the loss from operations was primarily due to increased regulatory compliance costs and additional start-up costs for items such as faculty, office space and depreciation, and other infrastructure and support costs to grow this business.
As Insight Schools has expanded its business, it has encountered a number of administrative challenges in its compliance activities. We expect that these challenges and anticipated start-up expenses will limit the growth rate of the Insight Schools business, and result in decreased revenue and increased operating expenses. We believe Insight Schools will continue to generate operating losses in the near term. Furthermore, in the event these compliance activities are not adequately resolved, it could have a reputational impact on other businesses owned by us.
Other Schools
The $6.1 million decrease in net revenue in our Other Schools segment during the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008 was primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. We began offering associate’s degree programs at Western International University in September 2004. In April 2006 (our third quarter of fiscal year 2006), we began offering associate’s degree programs at University of Phoenix instead of Western International University; however, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix. Additionally, CFP’s net revenue declined due to a decrease in demand for CFP’s financial planning education programs and materials as a result of the current economic downturn.
The decrease in income from operations in our Other Schools segment was primarily due to the decrease in net revenue discussed above as well as our investments in developing Meritus University.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION
Based on past performance and current expectations, we believe that our cash and cash equivalents, short-term marketable securities, cash generated from operations, available borrowings under our syndicated $500 million credit agreement (the “Bank Facility”), and our capacity for additional borrowings will be adequate to satisfy our working capital needs, capital expenditures, marketing and advertising program expenditures, share repurchases, interest and principal payments under our Bank Facility, other indebtedness and capital lease obligations, commitments, acquisitions, discretionary investments under our investment policy and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, acquisition opportunities, including our commitment to Apollo Global, investments in marketing and technology initiatives, and share repurchases.
In light of the current uncertainty in the capital markets, there is no assurance that we could obtain additional financing beyond our current credit facilities on terms acceptable to us, or at all, before the capital markets stabilize.
In addition, if the percentage calculation under the 90/10 Rule for the University of Phoenix exceeds 90% for our fiscal year 2009, our Bank Facility may not be available to us for further draws, and it may be more challenging for us to access the capital markets should we elect to do so. We believe that our available liquidity, as described above, would be adequate to meet our working capital and other capital requirements described above for the next 12 months without regard to the availability of our Bank Facility or access to capital markets.
Acquisition of BPP Holdings plc
On June 7, 2009, our 80.1% -owned subsidiary, Apollo Global entered into an Implementation Agreement to acquire BPP Holdings plc (“BPP”), a UK-based provider of education and training to professionals in the legal and finance industries. Pursuant to the acquisition arrangement, Apollo Global will acquire all of the outstanding shares of BPP for a cash purchase price of 620 pence per share, which represents an enterprise value of approximately $540 million based upon the exchange rate on June 5, 2009.
In order to facilitate the acquisition, Apollo Global was required to provide assurance that it has the funds to execute the transaction. To provide this assurance, on June 26, 2009 we provided an intercompany loan to Apollo Global to fund an escrow account with $550 million to be used solely to fund the purchase price in this acquisition. The transaction is expected to close in the fourth quarter of our fiscal year 2009.
In connection with this transaction, Apollo Global also entered into a derivative arrangement to hedge against the variability of foreign currency exchange rate fluctuations between the U.S. Dollar and British Pound. The derivative arrangement, a call option on the British Pound, limits our foreign currency exposure on the notional value of £235 million (or $390.1 million) at a 1.66 U.S. Dollar to British Pound exchange rate. To enter into this option, Apollo Global paid a non-refundable option premium of $6.9 million. This option will not qualify for hedge accounting and any mark-to-market adjustments will be recorded in earnings. The option expires on July 30, 2009.
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The following table provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and marketable securities at May 31, 2009 and August 31, 2008:

			% of Total Assets
	May 31,	August 31,	May 31,	August 31,	%
($ in millions)	2009	2008	2009	2008	Change
Cash and cash equivalents	$795.7	$483.2	35.0%	26.0%	64.7%
Restricted cash and cash equivalents	489.6	384.1	21.5%	20.6%	27.5%
Marketable securities	23.4	28.3	1.0%	1.5%	(17.3%)

Total	$1,308.7	$895.6	57.5%	48.1%	46.1%

Cash and cash equivalents (excluding restricted cash) increased $312.5 million primarily due to $809.8 million of cash generated from operations and $99.0 million from stock option exercises, which was partially offset by $408.8 million used for the repurchase of shares of our Class A common stock, $94.9 million used for capital expenditures, and an increase of $105.5 million in restricted cash.

Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), we measure our money market funds and U.S. government agency notes included in cash equivalents (including restricted cash equivalents) and our auction-rate securities included in marketable securities at fair value. At May 31, 2009, the majority of our money market funds totaling $1,281.1 million are classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. The remaining non-U.S. money market funds totaling $4.3 million are classified within Level 2 and were valued using readily available pricing sources for comparable instruments utilizing market observable inputs. As of May 31, 2009, we did not record any material adjustments to reflect these instruments at fair value.
At May 31, 2009, for our auction-rate securities totaling $22.4 million, we used a discounted cash flow model to determine fair value. The inputs into the discounted cash flow model were classified within Level 3 due to the illiquidity of the market as it encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. Additionally, as the market for auction-rate securities continues to be inactive and the secondary market remains in developmental stages, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread in the range of 500 to 550 basis points to the applicable discount rate, which increased from a spread of 450 basis points used at August 31, 2008 due to continued illiquidity in the market. An increase of 100 basis points in our current discount rate assumption would have caused an additional decline in the fair market value of approximately $0.6 million. Our auction-rate securities that use unobservable inputs to determine fair value are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of these unobservable inputs would not have a material impact on our liquidity and capital resources. As of May 31, 2009, we did not make any significant changes to our valuation techniques. Please refer to Note 4, Marketable Securities, and Note 7, Fair Value Measurements, in Item 1, Financial Statements, for additional information.
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
Cash Flows
Operating Activities
During the nine months ended May 31, 2009 and May 31, 2008, cash provided by operating activities was $809.8 million and $568.4 million, respectively. The following table provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2009	2008
Net income	$506.8	$246.9
Non-cash items	220.3	264.7
Changes in certain operating assets and liabilities	82.7	56.8

Net cash provided by operating activities	$809.8	$568.4

Nine Months Ended May 31, 2009 — Our non-cash items primarily consisted of a $106.9 million provision for uncollectible accounts receivable, $72.9 million for depreciation and amortization, and $49.4 million for share-based compensation, which was partially offset by $11.5 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an increase in student deposits of $92.4 million due to increased enrollment and a higher percentage of students receiving financial aid, a $33.5 million increase in deferred revenue, a $23.8 million increase in income taxes payable, and a $19.7 million increase in accounts payable and accrued liabilities. This was partially offset by an $81.7 million increase in accounts receivable.
Nine Months Ended May 31, 2008 — Our non-cash items primarily consisted of a $165.7 million accrual related to the securities litigation matter, a $79.3 million provision for uncollectible accounts receivable, $59.1 million for depreciation and amortization, and $49.5 million for share-based compensation, which was partially offset by $69.4 million in deferred taxes, primarily related to the securities litigation matter, and $17.9 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $58.7 million increase in student deposits, principally due to higher enrollment and a higher percentage of students receiving financial aid, and a $57.3 million increase in income taxes payable, principally due to the timing of quarterly estimated tax payments. This was partially offset by a $39.5 million increase in accounts receivable and a $21.9 million decrease in accounts payable and accrued liabilities.

Accounts receivable is a significant component of our working capital. We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and dividing it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2009, excluding accounts receivable and the related revenue for Apollo Global, our days sales outstanding was 24 days as compared to 29 days as of August 31, 2008, and 26 days as of May 31, 2008. The decrease in days sales outstanding is primarily due to improvements in our processing time for the receipt of student financial aid as well as increased net revenue.
Investing Activities
During the nine months ended May 31, 2009 and May 31, 2008, cash used in investing activities was $197.7 million and $320.6 million, respectively. The following table provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2009	2008
Increase in restricted cash and cash equivalents	$(105.5)	$(64.5)
Capital expenditures	(94.9)	(80.2)
Collateralization of bond posted for securities litigation matter	—	(95.0)
Other	2.7	(80.9)

Net cash used in investing activities	$(197.7)	$(320.6)

Nine Months Ended May 31, 2009 — Cash used for investing activities primarily consisted of a $105.5 million increase in restricted cash and cash equivalents principally due to increased student deposits and $94.9 million for capital expenditures that primarily relates to investments in our computer equipment and software.
Nine Months Ended May 31, 2008 — Cash used for investing activities primarily consisted of $95.0 million to collateralize the supersedeas bond in connection with our securities class action verdict, $80.2 million used for capital expenditures, of which $12.4 million related to the build-out of our new corporate headquarters, $70.3 million for our acquisition of Aptimus and Apollo Global’s purchase of UNIACC, and a $64.5 million increase in restricted cash and cash equivalents.
Financing Activities
During the nine months ended May 31, 2009 and May 31, 2008, cash used in financing activities was $298.9 million and $349.4 million, respectively. The following table provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2009	2008
Class A common stock purchased for treasury	$(408.8)	$(454.4)
Issuance of Apollo Group Class A common stock	99.0	80.7
Other	10.9	24.3

Net cash used in financing activities	$(298.9)	$(349.4)

Nine Months Ended May 31, 2009 — Cash used in financing activities primarily consisted of $408.8 million used for the repurchase of our Class A common stock, which was partially offset by $99.0 million provided by stock option exercises and $11.5 million related to excess tax benefits from share-based compensation.
Nine Months Ended May 31, 2008 — Cash used in financing activities primarily consisted of $454.4 million used for the repurchase of our Class A common stock, which was partially offset by $80.7 million provided by stock option exercises and $17.9 million related to excess tax benefits from share-based compensation.
Contractual Obligations and Other Commercial Commitments
During the third quarter of fiscal year 2009, our unrecognized tax benefits increased by $22.4 million, excluding interest and penalties, as a result of tax positions taken during the quarter related to state taxes. As of May 31, 2009, we had total uncertain tax positions of $85.6 million, including accrued interest and penalties, of which $81.3 million is included in the current portion of long-term liabilities in our Condensed Consolidated Balance Sheets because we believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. The current portion of our uncertain tax positions principally relate to amounts accrued related to an Internal Revenue Service audit and allocation and apportionment of our income amongst various state and local jurisdictions. Please refer to Note 9, Income Taxes, in Item 1, Financial Statements, for further discussion of these matters.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2008 through May 31, 2009. Information regarding our contractual obligations and commercial commitments is provided in our 2008 Annual Report on Form 10-K.
Federal and Private Student Loans
During calendar 2008, there were reports of various educational institutions experiencing interruption of Title IV student loan funding. We have not experienced any significant interruptions in our student loan funding. In May 2008, Congress enacted the Ensuring Continued Access to Student Loans Act. This Act gives the U.S. Department of Education temporary authority through June 30, 2010 to purchase federally guaranteed student loans originated by private lenders if there is inadequate capital to meet borrower demand. Additionally, the Act continues the requirement that the U.S. Department of Education maintain a Lender of Last Resort program, which requires each state to designate a lender of last resort to make student loans if other lenders are not available.
Approximately 77% of our fiscal year 2008 net consolidated revenue was derived from receipt of Title IV funds, principally student loans made under the Federal Family Education Loan Program (FFELP) and Pell Grants. FFELP loans are originated, held and serviced by private financial institutions and are guaranteed by the federal government. In addition to FFELP loans, the U.S. Department of Education also administers the Federal Direct Loan Program (FDLP), which eliminates the private financial institution as the lender. Under the FDLP, the federal government makes the loans directly to the students. During our third quarter of fiscal year 2009, we began participating in the FDLP for a small portion of our Title IV eligible students.
In the Obama Administration’s 2010 budget request delivered to Congress on February 26, 2009, the U.S. Department of Education proposed to eliminate FFELP loans and instead require all Title IV student loans to be administered through the FDLP commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the substantial increase in direct loans, our results of operations and cash flows could be adversely and materially affected.
Funding from student loans not guaranteed by the federal government represented approximately 1% and 3% of our net revenue during the first nine months of fiscal year 2009 and the 2008 fiscal year, respectively. These loans are generally utilized by students who need funds in excess of the annual federal student loan limits. Eligibility is based on creditworthiness and the current credit market conditions make it more difficult for students to obtain these loans. We do not expect the reduced availability of private loans to have a material adverse effect on our results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Impact of Inflation
Inflation has not had a significant impact on our historical operations.
Foreign Currency Exchange Risk
During the nine months ended May 31, 2009, we recorded $0.7 million in foreign currency transaction losses that are included in interest income and other, net in our Condensed Consolidated Statements of Income. We also have recorded $9.4 million in currency translation losses, net of tax, that are included in other comprehensive income during the nine months ended May 31, 2009. These losses are the result of general strengthening of the U.S. dollar relative to foreign currencies during this period. As we expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. Additionally, we expect the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.
On June 7, 2009, our 80.1% -owned subsidiary, Apollo Global entered into an Implementation Agreement to acquire BPP Holdings plc (“BPP”), a UK-based provider of education and training to professionals in the legal and finance industries. Pursuant to the acquisition arrangement, Apollo Global will acquire all of the outstanding shares of BPP for a cash purchase price of 620 pence per share, which represents an enterprise value of approximately $540 million based upon the exchange rate on June 5, 2009.
In order to facilitate the acquisition, Apollo Global was required to provide assurance that it has the funds to execute the transaction. To provide this assurance, on June 26, 2009 we provided an intercompany loan to Apollo Global to fund an escrow account with $550 million to be used solely to fund the purchase price in this acquisition. The transaction is expected to close in the fourth quarter of our fiscal year 2009.
In connection with this transaction, Apollo Global also entered into a derivative arrangement to hedge against the variability of foreign currency exchange rate fluctuations between the U.S. Dollar and British Pound. The derivative arrangement, a call option on the British Pound, limits our foreign currency exposure on the notional value of £235 million (or $390.1 million) at a 1.66 U.S. Dollar to British Pound exchange rate. To enter into this option, Apollo Global paid a non-refundable option premium of $6.9 million. This option will not qualify for hedge accounting and any mark-to-market adjustments will be recorded in earnings. The option expires on July 30, 2009.
Interest Rate Risk
As of May 31, 2009, we held $1,308.7 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the nine months ended May 31, 2009, we earned interest income of $11.2 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yields in fiscal year 2009. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.
As of May 31, 2009, we did not have significant short-term or long-term borrowings. Any future borrowings under our Bank Facility will be subject to interest rate risk and may be subject to foreign currency exchange risk. Please refer to our 2008 Annual Report on Form 10-K for further discussion of the terms and conditions of our Bank Facility.
Auction-Rate Securities Risk
Refer to our discussion of auction-rate securities within Liquidity, Capital Resources, and Financial Position, in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Co-Chief Executive Officers (“Principal Executive Officers”) and our Chief Financial Officer and Treasurer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure.
Our management, under the supervision and with the participation of our Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act), as of the end of the period covered by this report. Based on that evaluation, management concluded that, as of that date, our disclosure controls and procedures were effective at the reasonable assurance level.
Attached as exhibits to this Quarterly Report on Form 10-Q are certifications of our Principal Executive Officers and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Principal Executive Officers and Principal Financial Officer.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings.
Item 1A. Risk Factors
In addition to the updated risk factors set forth below, please see the risk factors included in our Form 10-K Annual Report for our fiscal year ended August 31, 2008 filed with the Securities and Exchange Commission on October 28, 2008.
Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high.
Under a provision of the Higher Education Act commonly referred to as the “90/10 Rule,” as revised by the Higher Education Opportunity Act, a proprietary institution would no longer be eligible to participate in Title IV programs if it derived more than 90% of its cash-basis revenues, as defined in the Higher Education Act and the U.S. Department of Education regulations, from Title IV programs for any two consecutive fiscal years. An institution that violates this 90/10 Rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for a period of not less than two institutional fiscal years. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. If an institution violated the 90/10 Rule and became ineligible to participate in Title IV programs but continued to disburse Title IV program funds, the U.S. Department of Education would require the institution to repay all Title IV program funds received by the institution after the effective date of the loss of eligibility. University of Phoenix’s and Western International University’s Rule 90/10 percentages were approximately 82% and 50%, respectively, for the fiscal year ended August 31, 2008, as compared 69% and 52%, respectively, for the fiscal year ended August 31, 2007.
In May 2008, the Ensuring Continued Access to Student Loans Act increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associates and bachelors degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits, together with the increases in Pell grants, has increased the amount of Title IV program funds used by students to satisfy tuition, fees and other costs incurred, which has increased the proportion of our revenue from Title IV programs. Consistent with this, the unfavorable trend experienced in fiscal year 2008 compared to fiscal year 2007 in the proportion of revenue derived from Title IV programs by University of Phoenix has continued during the first nine months of fiscal 2009. The Higher Education Opportunity Act excludes from the calculation of the 90/10 Rule the amounts received from these increased annual loan limits between July 1, 2008 and July 1, 2011. The regulations implementing this temporary relief are currently being developed in a negotiated rulemaking process and are expected to be published in proposed form in July 2009 and in final form by November 1, 2009. There remains uncertainty about the manner in which the temporary relief will be implemented. We continue to monitor the rulemaking process, as the resolution of interpretive issues will impact the benefit we derive from the temporary relief.
Based on information currently available to us, we believe that the 90/10 Rule calculation for University of Phoenix will approach, but will not exceed 90% for fiscal year 2009. However, there are many relevant factors that are difficult to forecast. As a result, there is no assurance that the 90/10 Rule calculation for University of Phoenix will not exceed 90% for fiscal year 2009.
University of Phoenix is taking various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds for our fiscal year ending August 31, 2009 and beyond, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the focus on professional development and continuing education. Although we expect that these measures will favorably impact the 90/10 Rule calculation, there is no assurance that these initiatives will be effective in reducing the 90/10 Rule calculation, or that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% for our fiscal year 2009 and beyond.
If the 90/10 Rule calculation for University of Phoenix exceeds 90% for our fiscal year 2009, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation beyond 2009, may involve taking measures which increase our operating expenses and/or reduce our revenue and which, together, may have a materially adverse impact on our results of operations, cash flows and financial condition.
We derived approximately 77% of our total consolidated revenue from Title IV programs in fiscal 2008 and continued Title IV eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs.
University of Phoenix and Western International University are eligible and certified to participate in Title IV programs. University of Phoenix was recertified for Title IV programs in June 2003 and its current certification expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expires on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education. Should the U.S. Department of Education not act on this application prior to the expiration date, Western International University’s eligibility will continue on a month-to-month basis until the U.S. Department of Education completes it review on the application and issues its decision. As with University of Phoenix, a month-to-month status is not unusual and we have no reason to believe that the application will not be renewed in due course. Generally, the recertification process includes a review by the U.S. Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The U.S. Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act or Title IV regulations.
We believe that the renewal of the University of Phoenix application for recertification will be approved in due course even if University of Phoenix fails to meet the 90/10 Rule for fiscal 2009. However, the changes to the 90/10 Rule enacted by the Higher Education Opportunity Act, and the relevant draft regulations are not clear as to what impact a provisional status based on exceeding the 90/10 limit might have on the eligibility status of the University of Phoenix. In addition, the U.S. Department of Education has the discretion to impose time limitations or other conditions on an institution’s participation in Title IV programs in connection with any recertification and may be more likely to do so if University of Phoenix fails to meet the 90/10 limits. Accordingly, there is no assurance that, if University of Phoenix fails to meet the 90/10 Rule for fiscal year 2009, such failure would not have an adverse effect on its recertification application.
We derived approximately 77% of our total revenue from Title IV programs in fiscal 2008 and continued Title IV eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended May 31, 2009, we repurchased approximately 7.2 million shares of our Class A common stock at a total cost of approximately $444.4 million. At May 31, 2009, $38.8 million was recorded in accrued liabilities in our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to May 31, 2009. The table below details our share repurchases during the three months ended May 31, 2009:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(Numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase
Treasury stock as of February 28, 2009	27,661	$59.50	27,661	$500,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(13)	59.50	(13)	—

Treasury stock as of March 31, 2009	27,648	59.50	27,648	500,000
New authorizations	—	—	—	—
Shares repurchased	5,139	63.26	5,139	(325,058)
Shares reissued	(46)	—	(46)	—

Treasury stock as of April 30, 2009	32,741	60.09	32,741	174,942
New authorizations	—	—	—	—
Shares repurchased	2,073	57.55	2,073	(119,324)
Shares reissued	(5)	—	(5)	—

Treasury stock as of May 31, 2009	34,809	$59.94	34,809	$55,618

On June 25, 2009, the Board of Directors authorized an increase in the amount available under our stock repurchase program of up to an aggregate amount of $500 million of Apollo Group Class A common stock. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
We did not have any sales of unregistered equity securities during the three months ended May 31, 2009.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated April 24, 2009, incorporated by reference to Exhibit 10.1 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2009

10.2	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009, incorporated by reference to Exhibit 10.2 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2009

10.3	Amended and Restated 2000 Stock Incentive Plan, as further amended, effective June 25, 2009

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC. (Registrant)

Date: June 29, 2009

By: /s/ Brian L. Swartz Brian L. Swartz Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory)

By: /s/ Gregory J. Iverson Gregory J. Iverson Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Duly Authorized Signatory)