Form 10-K
period 2009-08-31
APOLLO GROUP INC
filed 2009-10-27
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  YES ☐     NO ☑

No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2009 (last day of the registrant’s most recently completed second fiscal quarter), was approximately $9.9 billion.

The number of shares outstanding for each of the registrant’s classes of common stock as of October 16, 2009 is as follows:

Apollo Group, Inc. Class A common stock, no par value	154,359,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement for the 2010 Annual Meeting of Shareholders (Part III)

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

INDEX

		Page

PART I
Special Note Regarding Forward-Looking Statements		3
Item 1.	Business	4
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Submission of Matters to a Vote of Security Holders	49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Consolidated Financial Data	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	139
Item 9A.	Controls and Procedures	139

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	142
Item 11.	Executive Compensation	142
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
Item 13.	Certain Relationships and Related Transactions, and Director Independence	142
Item 14.	Principal Accounting Fees and Services	142

PART IV
Item 15.	Exhibits, Financial Statement Schedules	143
SIGNATURES		149
EX-10.3
EX-10.20
EX-10.23C
EX-10.23D
EX-10.46
EX-10.47
EX-10.49
EX-10.50
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

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

Overview

Apollo Group, Inc. is one of the world’s largest private education providers and has been in the education business for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, graduate and doctoral levels through our wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);
•	Western International University, Inc. (“Western International University”);
•	Institute for Professional Development (“IPD”);
•	The College for Financial Planning Institutes Corporation (“CFFP”); and
•	Meritus University, Inc. (“Meritus”).

In addition to these wholly-owned subsidiaries, in October 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. Apollo Group currently owns 86.1% of Apollo Global, with Carlyle owning the remaining 13.9%. As of August 31, 2009, total cash contributions made to Apollo Global were approximately $511.8 million, of which $440.5 million was funded by us. Apollo Global is consolidated in our financial statements. Apollo Global has completed the following acquisitions:

•	BPP Holdings plc (“BPP”) in the United Kingdom,
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and
•	Universidad Latinoamericana (“ULA”) in Mexico.

University of Phoenix.  University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. University of Phoenix offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers in 39 states and the District of Columbia, and Puerto Rico. University of Phoenix’s online programs are designed to provide uniformity with University of Phoenix’s on-campus operations, which enhances University of Phoenix’s ability to expand into new markets while maintaining academic quality. University of Phoenix has customized computer programs for academic quality management, faculty recruitment and training, student tracking and marketing, which we believe provides us with a competitive advantage. University of Phoenix’s net revenue represented approximately 95% of our consolidated net revenue for the fiscal year ended August 31, 2009.

Western International University.  Western International University has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas as well as certificate programs. Western International University offers its undergraduate program courses at its Arizona campus locations and online at Western International University Interactive Online.

IPD.  IPD provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services.

CFFP.  CFFP has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1994. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management, and other financial planning areas. CFFP offers these programs online and from its headquarters in Colorado.

Meritus.  Meritus was designated by the Government of New Brunswick to grant degrees in May 2008. Meritus offers degree programs online to working learners throughout Canada and abroad and launched its first three programs in the fall of 2008.

BPP.  BPP College of Professional Studies is the first proprietary institution to have been granted degree awarding powers in the United Kingdom. BPP, acquired by Apollo Global in July 2009 and headquartered in London, England, is a provider of education and training to professionals in the legal and finance industries. It is organized into the following three divisions:

•	Professional Education, which provides exam training and sells published products for external certification training in accounting, tax, financial services, and actuarial qualifications and post qualification professional development;
•	College of Professional Studies, which operates four law schools, human resource training and a business school; and
•	Mander Portman Woodward, which operates independent fifth and sixth form colleges (similar to preparatory schools in the U.S.).

BPP provides these services through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications in over 150 countries.

UNIACC.  UNIACC is accredited by the Chilean Council of Higher Education. UNIACC is an arts and communications university which offers bachelor’s and master’s programs on campuses in Chile and online. UNIACC was acquired by Apollo Global in March 2008.

ULA.  ULA carries authorization from the Ministry of Public Education (Secretaría de Educación Publica) in Mexico, from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México) for its high school and undergraduate psychology and law programs and by the Ministry of Education of the State of Morelos (Secretaría de Educación del Estado de Morelos) for its medicine and nutrition programs. ULA offers degree programs at its four campuses throughout Mexico. Apollo Global purchased a 65% ownership interest in ULA in August 2008 and purchased the remaining ownership interest in July 2009.

We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary, which is included in our Insight Schools reportable segment. Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools.

Our schools described above are managed in the following five reportable segments:

•	University of Phoenix;
•	Apollo Global — BPP;
•	Apollo Global — Other;
•	Insight Schools; and
•	Other Schools.

The Apollo Global — Other segment includes UNIACC, ULA and Apollo Global corporate operations. The Other Schools segment includes Western International University, IPD, CFFP, and Meritus. The Corporate caption, as detailed in the table below, includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The following table presents the net revenue for fiscal years 2009, 2008 and 2007 for each of our reportable segments:

	Year Ended August 31,
($ in millions)	2009	2008	2007

University of Phoenix	$3,766.6	$2,987.7	$2,537.8
Apollo Global:
BPP	13.1	—	—
Other	54.3	13.4	—

Total Apollo Global	67.4	13.4	—
Insight Schools	20.6	7.5	2.0
Other Schools	116.8	122.5	182.6
Corporate	2.8	9.8	1.4

Net Revenue	$3,974.2	$3,140.9	$2,723.8

See Note 19, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for the segment and related geographic information required by Items 101(b) and 101(d) of Regulation S-K, which information is incorporated by this reference.

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Most of our other subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.

University of Phoenix degreed enrollment (“Degreed Enrollment”) for the quarter ended August 31, 2009 was 443,000. Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

University of Phoenix combined new degreed enrollment (“New Degreed Enrollment”) for the four quarters in fiscal year 2009 was 355,800. New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree program), as well as any individual student who started a program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment also includes students who during the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

Students enrolled in or serviced by Apollo Global’s institutions, Insight Schools and Other Schools (Western International University, IPD, CFFP, and Meritus) are not included in Degreed Enrollment or New Degreed Enrollment.

We incorporated in Arizona in 1981 and maintain our principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group • University of Phoenix • Apollo Global • BPP • UNIACC • ULA • Insight Schools • Western International University • IPD • CFFP • Meritus	www.apollogrp.edu www.phoenix.edu www.apolloglobal.us www.bpp.com uniacc08eng.uniacc.cl www.ula.edu.mx www.insightschools.net www.west.edu www.ipd.org www.cffp.edu www.meritusu.ca

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2009, 2008, 2007, 2006 and 2005 relate to fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.

Strategy

Our goal is to strengthen and capitalize on our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our stakeholders: students, faculty, employees, and investors. Our principal focus is to provide high quality educational products and services to our students in order for them to maximize the benefit of their educational experience. We believe that a superior student experience, enabled by our engaged and energized faculty and employees, is essential for our shareholders to achieve attractive returns on their capital over time. We intend to pursue our goal in a manner that is consistent with our core organizational values: 1) operate with integrity and social responsibility; 2) change lives through education; 3) be the employer of choice and 4) build long-term value. These values provide the foundation for everything we do as a business.

In late fiscal year 2009, we embarked on a company-wide initiative to refresh and validate our strategic plan to further enhance our competitive situation and position the Company for continued growth into the future. The key themes of the plan are presented below:

•	Maximize the value of our University of Phoenix business. This is our highest priority over the next several years and we believe that investing in the University of Phoenix will continue to produce the highest return on our capital. We believe that we can strengthen our position and produce solid growth in revenue and cash flow by increasing our penetration in target markets, enhancing our current product offerings, improving our brand and continuing to deliver a high value experience to our students. In addition, we will strive to improve operating efficiency and will re-invest excess capital into key strategic initiatives.

•	Expand intelligently beyond University of Phoenix. We believe we can capitalize on opportunities to utilize our core expertise and organizational capabilities to grow in areas outside of the University of Phoenix, both domestically and internationally. In particular, we have observed a growing demand for high quality postsecondary and other education services outside of the U.S., including in Europe, Latin America and Asia, and believe that we have the capabilities and expertise to provide these services beyond our current reach. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we can best position ourselves for longer-term attractive growth and value creation.

We intend to use our expertise to enhance the quality, delivery and student outcomes associated with the respective curricula across our entire group of owned and operated institutions and companies. We believe we can leverage our organizational capabilities to offer innovative products, optimize our cost structure and create new growth opportunities. Finally, we intend to continue to invest in our people, systems and organization, as they are the foundation for our future success. In our opinion, these efforts are the basis for enabling us to meet and exceed our customer’s expectations and further differentiate us from our competition.

Industry Background

Domestic Postsecondary Education

The domestic non-traditional education sector is a significant and growing component of the postsecondary degree-granting education industry, which was estimated to be a $386 billion industry in 2007, according to the Digest of Education Statistics published in 2009 by the U.S. Department of Education’s National Center for Education Statistics. According to the same study, in 2007, over 6.9 million, or 38%, of all students enrolled in higher education programs were over the age of 24, and enrollment in degree-granting institutions between 2008 and 2017 is expected to increase 19% for students over age 25. These students would not be classified as traditional (i.e., 18 to 24 years of age, living on campus, supported by parents, and not working full-time). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, reflecting the knowledge-based economy in the U.S.

Many working learners seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working learners to attend classes and complete coursework on a more convenient schedule than traditional universities offer. Although more colleges and universities are beginning to address some of the needs of working learners, many universities and institutions do not effectively address the needs of working learners for the following reasons:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that may be characterized by:

•	a high percentage of full-time, tenured faculty;
•	physical classrooms, library facilities and related full-time staff;
•	dormitories, student unions, and other significant physical assets to support the needs of younger students; and
•	an emphasis on research and related laboratories, staff, and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time, resident, 18- to 24-year-old student, it limits the educational opportunity for working learners who must delay their education for up to four months during these traditional breaks.

•	Traditional universities and colleges may also be limited in their ability to provide the necessary customer service for working learners because they lack the necessary administrative and enrollment infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which has reduced access to education.

International Education

There were approximately 153 million students enrolled in postsecondary education worldwide in 2007 according to the Global Education Digest 2009 published in 2009 by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics.

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

We believe that the following key trends are driving the growth in private education worldwide:

•	unmet demand for education;
•	insufficient public funding to meet demand for education;
•	shortcomings in the quality of higher education offerings, resulting in the rise of supplemental training to meet industry demands in the developing world;
•	worldwide appreciation of the importance that knowledge plays in economic progress;
•	globalization of education; and
•	increased availability and role of technology in education, broadening the accessibility and reach of education.

Our Programs

Our more than 35 years as a provider of education enables us to provide students with quality education and responsive customer service at the undergraduate, graduate and doctoral levels. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students. Our institutions offer the following:

•	Accredited Degree Programs. University of Phoenix, Western International University and CFFP are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. BPP’s College of Professional Studies is a recognized body by order of the United Kingdom’s Privy Council. Our other educational institutions are accredited by appropriate accrediting entities. See Accreditation and Jurisdictional Authorizations, below.

•	Professional Examinations Training and Professional Development. BPP provides training and published materials for qualifications in accountancy (including tax), financial services and actuarial science. BPP also provides professional development through continuing education training and supplemental skills courses to post-qualification markets in finance, law, general management and insolvency. University of Phoenix and certain of our other institutions, including CFFP, also provide various training and professional development education.

•	Faculty.

•	Domestic Postsecondary: Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in student instruction and grading, and teaching mentorships with more experienced faculty members.

•	International: Our recruitment standards and processes for international faculty are appropriate for the respective markets in which we operate and are consistent with and in compliance with local accreditation and regulatory requirements in these markets.

•	Standardized Programs.

•	Domestic Postsecondary: Faculty content experts design curriculum for the majority of programs at our domestic postsecondary institutions. This enables us to offer current and relevant standardized programs to our students. We also utilize standardized tests and institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive (subject matter) and affective (educational, personal and professional values) skills of our students upon registration and upon conclusion of the program, and also survey students two years after graduation in order to assess the quality of the education they received. Classes are designed to be small and engaging.

•	International: Our international institutions typically follow a course development process in which faculty members who are subject matter experts work with instructional designers to develop curriculum materials based on learning objectives provided by school academic officers.

•	Benefits to Employers. The employers of students enrolled in our programs often provide input to faculty members in designing curriculum, and class projects are based on issues relevant to the companies that employ our students. Classes are taught by faculty members, many of whom, in our domestic postsecondary institutions, are practitioners and employers who emphasize the skills desired by employers. We conduct focus groups with business professionals, students, and faculty members who provide feedback on the relevancy of course work. Our objective is to gain insight from these groups so that we can develop new courses and offer relevant subject matter that reflect the changing needs of the marketplace and prepare our students for today’s workplace. In addition, the class time flexibility further benefits employers since it minimizes conflict with their employees’ work schedules.

Teaching Model and Degree Programs and Services

Domestic Postsecondary

Teaching Model

While students over the age of 24 comprise approximately 38% of all higher education enrollments in the U.S., the primary mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. The teaching/learning models used by University of Phoenix were designed specifically to meet the educational needs of working learners, who seek accessibility, curriculum consistency, time- and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time to earn their degrees and still meet their personal and professional responsibilities. Our focus on working, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, personal and employment counseling, health care, sports and entertainment.

University of Phoenix online classes employ a proprietary online learning system. Online classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have learning outcomes that are consistent with the outcomes of their on-campus counterparts. All class materials are delivered electronically.

Components of our teaching/learning models at University of Phoenix for both online and on-campus classes include:

Curriculum	Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students, and students’ employers.

Faculty	All faculty applicants participate in a rigorous selection and training process. For substantially all University of Phoenix faculty positions, the faculty member must have earned a master’s or doctoral degree from a regionally accredited institution or international equivalent and have recent professional experience in a field related to the relevant course. With courses designed to facilitate the application of knowledge and skills to the workplace, faculty members are able to share their professional knowledge and skills with the students.

Accessibility	Our academic programs may be accessed through a variety of delivery modes (electronically delivered, campus-based or a blend of both), which make our educational programs accessible and even portable, regardless of where the students work and live.

Class Schedule and Active Learning Environment	Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students (excluding associate’s degree students) are enrolled in five- to eight-week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attention and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. In addition to attending class, University of Phoenix students (excluding associate’s degree students) meet weekly (online or in-person) as part of a three- to five-person learning team. Learning team sessions are an integral part of each University of Phoenix course to facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects and develop communication and teamwork skills. In the associate’s degree programs, the courses are nine weeks and classes are offered in pairs to complement each other.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a learning resource services research librarian.

Academic Quality	Over the last few years, University of Phoenix implemented an academic quality assessment plan with the purpose of measuring whether the institution meets its mission and purposes. A major component of this plan is the assessment of student learning. To assess student learning, University of Phoenix measures whether graduates meet its programmatic and learning goals. The measurement is composed of the following four ongoing and iterative steps:

1. preparing an annual assessment plan for academic programs;
2. preparing an annual assessment result report for academic programs, based on student learning outcomes;
3. implementing improvements based on assessment results; and
4. monitoring effectiveness of implemented improvements.

By achieving programmatic competencies, University of Phoenix graduates are expected to become proficient in the following areas:

• critical thinking and problem solving;
• collaboration;
• information utilization;
• communication; and
• professional values.

We have developed an assessment matrix which outlines specific learning outcomes to measure whether students are meeting

University of Phoenix learning goals. Multiple methods have been identified to assess each outcome.

Degree Programs

University of Phoenix offers degrees in the following program areas:

Associate’s	Bachelor’s	Master’s	Doctoral
• Arts and Sciences • Business and Management • Criminal Justice and Security • Education • Health Care • Human Services • Psychology • Technology	• Arts and Sciences • Business and Management • Criminal Justice and Security • Education • Health Care • Human Services • Nursing • Psychology • Technology	• Business and Management • Counseling • Criminal Justice and Security • Education • Health Care • Nursing • Psychology • Technology	• Business and Management • Education • Health Care • Nursing • Psychology • Technology

Academic Annual Report

In 2008, University of Phoenix published its first Academic Annual Report which contains a transparent look at a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability. The report was created within the framework set forth in the 2006 report commissioned by former U.S. Secretary of Education Margaret Spellings, entitled “A Test of Leadership: Charting the Future of U.S. Higher Education,” which focused on access, accountability, quality, and affordability. The Academic Annual Report is available on the University of Phoenix website at www.phoenix.edu.

International

Teaching Model

Our international operations include full-time, part-time and distance learning courses for professional examination preparation, professional development training and various degree programs. Our international operations faculty members consist of both full-time and part-time professors.

Degree Programs and Services

Our international operations offer bachelor’s, master’s and doctoral degrees, which include a variety of degree programs and related areas of specialization. Additionally, we offer training and published materials for qualifications in specific markets for accountancy (including tax), financial services and actuarial science. We also provide professional development through continuing education training and supplemental skills courses primarily in the legal and finance industries.

Admissions Standards

Domestic Postsecondary

To gain admission to undergraduate programs at University of Phoenix, students must have a high school diploma or a Certificate of General Educational Development, commonly referred to as GED, and satisfy employment requirements, if applicable, for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language or Test of English for International Communication. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to University of Phoenix on a provisional status if they do not meet certain criteria. Some programs have work requirements (e.g. nursing) such that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.

To gain admission to graduate programs at University of Phoenix, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, and have relevant work and employment experience, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language or Test of English for International Communication. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students in graduate programs at other schools may be admitted to University of Phoenix on provisional status if they do not meet grade point average admission requirements.

To gain admission to doctoral programs at University of Phoenix, students must generally have a master’s degree from a regionally accredited college or university, satisfy the minimum grade point average requirement, satisfy employment requirements as appropriate to the program applied for, have a laptop computer and have membership in a research library. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or Berlitz® Online English Proficiency Exam.

The admission requirements for our Other Schools are similar to University of Phoenix and vary depending on the respective degree program.

International

In general, postsecondary students in our international institutions must have obtained a high school or equivalent diploma from an approved school. Other requirements apply for graduate and other programs. Admissions requirements for our international institutions are appropriate for the respective markets in which we operate.

Students

University of Phoenix Degreed Enrollment

University of Phoenix Degreed Enrollment for the quarter ended August 31, 2009 was 443,000. See Item 1, Business, “Overview,” for a description of the manner in which we calculate Degreed Enrollment. The following table details Degreed Enrollment for the respective periods:

	Quarter Ended August 31,		%
(Rounded to the nearest hundred)	2009	2008	Change

Associate’s	201,200	146,500	37.3%
Bachelor’s	163,600	141,800	15.4%
Master’s	71,200	67,700	5.2%
Doctoral	7,000	6,100	14.8%

Total	443,000	362,100	22.3%

The following chart details quarterly Degreed Enrollment by degree type for the respective periods:

University of Phoenix New Degreed Enrollment

University of Phoenix combined New Degreed Enrollment for fiscal year 2009 was 355,800. See Item 1, Business, “Overview,” for a description of the manner in which we calculate New Degreed Enrollment. The following table details University of Phoenix combined New Degreed Enrollment for the respective fiscal years:

	Year Ended August 31,		%
(Rounded to the nearest hundred)	2009	2008	Change

Associate’s	191,700	143,400	33.7%
Bachelor’s	108,900	92,400	17.9%
Master’s	51,900	49,400	5.1%
Doctoral	3,300	3,000	10.0%

Total	355,800	288,200	23.5%

The following chart details quarterly New Degreed Enrollment by degree type for the respective periods:

We have a diverse student population. During fiscal years 2009 and 2008, approximately 66% of students enrolled in University of Phoenix degree programs who attended a course were women. Approximately 69% and 70% during fiscal years 2009 and 2008, respectively, of the students enrolled in University of Phoenix degree programs who attended a course provided us information on their race/ethnicity. The relative percentages by race/ethnicity category for those students who responded during the respective periods are as follows:

Race/Ethnicity	2009	2008

African-American	27.7%	25.0%
Asian/Pacific Islander	3.6%	4.1%
Caucasian	52.2%	53.8%
Hispanic	11.6%	12.0%
Native American/Alaskan	1.3%	1.3%
Other/Unknown	3.6%	3.8%

	100.0%	100.0%

The relative percentages by age of incoming students that comprise New Degreed Enrollment during fiscal years 2009 and 2008 are as follows:

Age	2009	2008

22 and under	14.9%	14.0%
23 to 29	34.3%	34.0%
30 to 39	31.0%	31.0%
40 to 49	14.5%	15.0%
50 and over	5.3%	6.0%

	100.0%	100.0%

Marketing

In October 2007, we acquired Aptimus, Inc., an online advertising company, which has been successfully integrated into our marketing organization. Our primary purpose in acquiring Aptimus was to help us more effectively monitor, manage, and control our marketing investments and brands by leveraging its industry-specific knowledge and technology platform. Our marketing strategy is to increase awareness of and access to quality and affordable education through improved messaging and sharpened focus on our different communication channels and to attract students who are more likely to persist in our programs.

We engage in a broad range of marketing activities to inform potential students about our teaching/learning model and the programs offered, including online advertising, broadcast, outdoor advertising, print, and direct mail. In fiscal year 2009, we launched a national marketing campaign called “I am a Phoenix” to develop and strengthen our brand identity.

Internet Marketing

We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. Our Internet and non-Internet advertising activities have improved the quality of the consumer traffic and interest on our owned and operated website, website www.phoenix.edu, which provides prospective students with relevant information and resources about University of Phoenix’s degrees and programs.

We intend to continue to leverage the unique qualities of the Internet and its emerging technologies to enhance our brand awareness among prospective students, and to improve our ability to deliver relevant messages to satisfy prospective students’ specific needs and requirements. New media technologies that we have begun to use to communicate with our current and prospective students include online social networks, search engine marketing and emerging video advertising.

Broadcast and Print

We utilize non-Internet marketing, primarily through broadcast and print advertising, to reach new prospects and to establish brand recognition among key segments of prospective students. Broadcast advertising includes advertisements on cable, local and national television networks. In addition, we advertise in select print publications, including national and local newspapers and publications with focused areas of content, to target programs and fields in which we provide classes and degrees.

Direct Mail

Direct mail is effective at reaching targeted individuals in specific career fields of interest including Accounting, Business, Education, Technology, Criminal Justice and Nursing. Direct mail also allows us to reach specific metropolitan areas for focused local marketing efforts. We currently purchase education-related mailing lists from various sources that specialize in this area. In addition, we track student prospects for every direct mail campaign by variety of methods including postage-paid reply cards, a specific toll-free number and dedicated online links.

Sponsorships and Other Advertising

We selectively sponsor and provide advertising to support specific activities, including local and national sports and entertainment events. We also utilize outdoor advertising, including billboards, to communicate the quality and affordability of our on campus educational offerings in regional markets.

Stadium Naming Rights

In 2006, we obtained naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. These naming and sponsorship rights are in effect until 2026 with options to extend and include opportunities for signage, advertising, and other promotional rights and benefits to enhance the University of Phoenix brand awareness.

Relationships with Employers

We work closely with many businesses and governmental agencies to meet their specific educational and training needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers’ offices or on site at select military bases. University of Phoenix has formed educational partnerships with various corporations to provide programs specifically designed for their employees. BPP enrolls the majority of its students through relationships with employers. We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements to be our secondary customers.

Referrals

Referrals continue to be an important source of new students, including those from employers, co-workers, current students, alumni, family members and friends.

Competition

Domestic Postsecondary

The higher education industry is highly fragmented with no single private or public institution enjoying a significant market share. We compete primarily with traditional four- and two-year degree-granting public and private regionally accredited colleges and universities. While students over the age of 24 comprise approximately 38% of all higher education enrollments in the U.S., the primary mission of most accredited four-year colleges and universities is to serve 18- to 24-year-old students and conduct research. University of Phoenix acknowledges the differences in educational needs between working learners and traditional students and provides programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.

An increasing number of colleges and universities enroll working learners in addition to the traditional 18- to 24-year-old students, and we expect that these colleges and universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. We believe that the primary factors on which we compete are the following:

•	the ability to provide flexible and convenient access to programs and classes;
•	cost of the program;
•	breadth of programs offered;
•	active and relevant curriculum development that considers needs of employers;
•	the time necessary to earn a degree;
•	reliable and high-quality products and services;
•	qualified and experienced faculty;
•	reputation of programs and classes; and
•	comprehensive student support services.

In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key employers of potential students.

International

Competitive factors for our international schools vary by country and generally include the following:

•	breadth of programs offered;
•	active and relevant curriculum development that considers the needs of employers; and
•	reputation of programs and classes.

In addition, BPP competes with other training providers, public and private colleges, and universities primarily in the United Kingdom. The primary factors on which BPP competes with these institutions include the following:

•	reputation of programs and classes;
•	examination success;
•	reliable and high-quality products and services;
•	qualified and experienced faculty;
•	flexible learning programs;
•	active and relevant curriculum development that considers the needs of employers;
•	relationships with employers; and
•	degree awarding powers.

Employees

We believe that our employee relations are satisfactory. As of August 31, 2009, we had the following numbers of employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)

University of Phoenix	15,725	291	27,361
Apollo Global:
BPP	1,273	249	647
Other	1,244	—	1,080

Total Apollo Global	2,517	249	1,727
Insight Schools	140	15	376
Other Schools	741	7	1,912
Corporate(2)	2,391	46	—

Total	21,514	608	31,376

(1)	Includes both full-time and part-time faculty. Also includes 1,113 employees counted as non-faculty that serve in both roles.

(2)	Consists primarily of employees in executive management, information systems, accounting and finance, financial aid, and corporate human resources.

Accreditation and Jurisdictional Authorizations

Domestic Postsecondary

Accreditation

University of Phoenix is covered by regional accreditation, which provides the following:

•	recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;
•	qualification to participate in Title IV programs (in combination with state higher education operating and degree granting authority); and
•	qualification for authorization in certain states.

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

Accreditation information for University of Phoenix and applicable programs is described in the chart below:

Institution/Program	Accrediting Body (Year Accredited)	Status
University of Phoenix	— The Higher Learning Commission of the North Central Association of Colleges and Schools (1978, reaffirmed in 1982, 1987, 1992, 1997, and 2002)	— Next comprehensive evaluation visit by The Higher Learning Commission is scheduled to be conducted in 2012 (maximum period of reaffirmation is 10 years)
— North Central Association of Colleges and Schools may require focused visits between comprehensive visits as part of normal and continuing relationship
— Business programs	— Association of Collegiate Business Schools and Programs (2007)	— Next reaffirmation visit expected in 2017, with interim focus report to be submitted by us in 2011
— Bachelor of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	— Reaccreditation due in 2010 by Commission on Collegiate Nursing Education
— Master of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	— Reaccreditation due in 2010 by Commission on Collegiate Nursing Education
— Master of Counseling in Community Counseling (Phoenix and Tucson, Arizona campuses)	— Council for Accreditation of Counseling and Related Educational Programs (1995, reaffirmed in 2002)	— Reaffirmation visit expected in 2010
— Master of Counseling in Mental Health Counseling Salt Lake City, Utah campus	— Council for Accreditation of Counseling and Related Educational Programs (2001)	— Reaffirmation visit expected in 2009
— Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	— Teacher Education Accreditation Council (preaccredited in 2007)	— Reaccreditation due in 2012

The schools in our Other Schools segment maintain the requisite accreditations for their respective operations.

Jurisdictional Authorizations

In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate.

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of August 31, 2009, University of Phoenix is authorized to operate and has a physical presence in 39 states and the District of Columbia. University of Phoenix has held these authorizations for periods ranging from less than two years to over 25 years. As of August 31, 2009, University of Phoenix has also been approved to operate in Alaska, Mississippi, Montana and South Dakota, but does not yet have a physical presence in these states.

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

International

Our international schools must be authorized by the relevant regulatory authorities under applicable local law, which in some cases requires accreditation, as described in the chart below:

School	Accrediting Body	Operational Authority
BPP
— BPP Professional Education and BPP College of Professional Studies operate under a number of professional body accreditations to offer training towards professional body certifications

— BPP has additional accreditations by country and/or program as necessary

— The Privy Council for the United Kingdom has designated BPP College of Professional Studies Limited as an awarding body for qualifications (including degrees) in the United Kingdom

 — BPP College of Professional Studies’ reauthorization will be due when its current authority expires in August 2013

UNIACC	— Council for Higher Education (Consejo Superior de Educación) — National Commission on Accreditation (Comisión Nacional de Acreditación)	— Chilean Ministry of Education (Ministerio de Educación de Chile) — Reaccreditation due in 2011
ULA	— N/A
— Mexico’s Secretary of Public Education (Secretaria de Educación Pública)

— Ministry of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos)

— National Autonomous University of Mexico (Universidad Nacional Autónoma de México)

Financial Aid Programs

Domestic Postsecondary

The Higher Education Act of 1965 and the related regulations govern all higher education institutions participating in U.S. Title IV federal financial aid programs. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Financial aid under Title IV of the Higher Education Act, as reauthorized (which we refer to generally as Title IV), is awarded every academic year to eligible students. Certain types of U.S. federal student aid are awarded on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded per academic year is based on many factors, including, but not limited to, program of study, grade level, Title IV annual loan limits, and financial need. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education.

We collected the majority of our fiscal year 2009 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal Stafford loans, also known as Federal Family Education Loan Program (“FFELP”) loans, and Pell Grants. University of Phoenix represented approximately 95% of our fiscal year 2009 total consolidated net revenue and University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the temporary relief for loan limit increases, described further below.

FFELP loans are currently the most significant source of U.S. federal student aid and are low interest, federally guaranteed loans made by private lenders. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of Stafford loans: subsidized Stafford loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized Stafford loans, which are not need-based. Neither type of Stafford loan is based on creditworthiness. The U.S. federal government pays the interest on subsidized Stafford loans while the student is enrolled in school; the borrower is responsible for the interest on unsubsidized Stafford loans regardless of school attendance. The student has the option to defer payment on the principal and interest while enrolled in school. Repayment on Stafford loans begins six months after the date the student ceases enrollment. The loan may be paid back to the lender over the course of up to 10 years or longer. Both graduate and undergraduate students may apply for Stafford loans. During fiscal year 2009, Stafford loans represented approximately 85% of the gross Title IV funds received by University of Phoenix.

In addition to FFELP loans made by private lenders, the U.S. Department of Education also administers the Federal Direct Loan Program (“FDLP”), which eliminates the private financial institution as the lender. Under the FDLP, the federal government makes the loans directly to the students with terms consistent with FFELP loans. During fiscal year 2009, we began participating in the FDLP for a small portion of our Title IV eligible students. During fiscal year 2009, FDLP loans represented less than 1% of the gross Title IV funds received by University of Phoenix. In U.S. President Barack Obama’s 2010 budget request delivered to Congress on February 26, 2009, the U.S. Department of Education proposed to eliminate FFELP loans and instead require all Title IV student loans to be administered through the FDLP commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct loans on a timely basis, our results of operations and cash flows could be adversely and materially affected.

Federal Pell Grants are generally awarded based on need only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2009, Pell Grants represented approximately 14% of the gross Title IV funds received by University of Phoenix.

Funding from student loans not guaranteed by the federal government represented approximately 1% of the cash basis revenue for eligible tuition and fees for University of Phoenix during fiscal year 2009. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

International

Government financial aid funding for students enrolled in our international institutions is not widely available.

Regulatory Environment

Domestic Postsecondary

Our domestic postsecondary operations are subject to significant regulations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. In addition, changes in existing or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

The Higher Education Act, as reauthorized, and the related regulations govern all higher education institutions participating in U.S. Title IV federal financial aid programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	the accrediting agencies recognized by the U.S. Department of Education;
•	the federal government through the U.S. Department of Education; and
•	state higher education regulatory bodies.

To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by the U.S. Department of Education and must comply with the Higher Education Act, as reauthorized, and all applicable regulations thereunder. University of Phoenix and Western International University currently meet the requirements for Title IV participation. The most significant regulatory requirements applicable to our domestic postsecondary operations are summarized below.

Eligibility and Certification Procedures.  The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. We have no reason to believe that our application will not be renewed in due course.

In February 2009, unrelated to our recertification application, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not yet received the program review report.

Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expired on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education and Western International University’s eligibility continues on a month-to-month basis until the U.S. Department of Education completes its review of the application and issues its decision. As with University of Phoenix, we have no reason to believe that the application will not be renewed in due course.

The “90/10 Rule.”  A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. If an institution violates the 90/10 Rule and becomes ineligible to participate in Title IV programs, any disbursements of Title IV program funds while ineligible must be repaid to the U.S. Department of Education.

The 90/10 Rule percentage for University of Phoenix has increased materially over the past several fiscal years and we expect the trend will continue in fiscal year 2010. The increase has been driven primarily by the following factors:

•	Increased student loan limits. In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associate’s and bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell Grants, has increased the amount of Title IV program funds available to and used by our students to satisfy tuition, fees and other costs, which has increased the proportion of our revenue deemed to be from Title IV programs.

•	Increased associate’s degree enrollment. The proportion of our revenue from associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for our bachelor’s and other degree programs. As a result, our 90/10 Rule percentage tends to increase as associate’s degree enrollment increases relative to other programs. Because our associate’s degree enrollment continues to grow at a higher rate than our other programs, this growth has contributed to the increase in the 90/10 Rule percentages for the University of Phoenix.

The Higher Education Opportunity Act provides temporary relief from the impact of the loan limit increases by excluding from the 90/10 Rule calculation any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits. The implementing regulations for this temporary relief are being developed in a negotiated rulemaking process involving the U.S. Department of Education, industry representatives and other interested parties. The proposed rules were published for comment by the U.S. Department of Education in August 2009, and are expected to be published in final form by November 1, 2009. There is uncertainty about the manner and extent in which the temporary relief will apply to University of Phoenix and Western International University, which have atypical academic calendars. We continue to monitor the rulemaking process, as the resolution of the interpretive issues and subsequent guidance from the U.S. Department of Education could have an impact on the benefit derived from the temporary relief. The application of this temporary relief will decrease the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal year 2009. However, at present given the evolving rule-making process as well as the complexity of such a calculation given our atypical academic calendars, we are unable to quantify precisely the benefit that we will derive in the 90/10 Rule percentage from the temporary relief. As such, our reported rates below exclude the benefits from the temporary relief, which we currently estimate will reduce our University of Phoenix rate between 50 and 300 basis points.

The 90/10 Rule percentages, excluding the benefit from the temporary relief for loan limit increases, for University of Phoenix and Western International University for fiscal year 2009 were 86% and 57%, respectively.

University of Phoenix is taking various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the focus on professional development and continuing education programs. Although we expect that these measures will favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective in reducing the 90/10 Rule calculation, or that they will be adequate to prevent the

90/10 Rule calculation from exceeding 90% in fiscal year 2010 or future fiscal years. We do not believe that these measures significantly impacted our 90/10 Rule calculation for fiscal year 2009.

In addition, we intend to consider other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including appropriate domestic acquisitions and tuition price increases. These efforts, and our other long-term initiatives to impact this calculation, may increase our operating expenses and/or reduce our revenue and may have a materially adverse effect on our results of operations, cash flows and financial condition.

Student Loan Defaults.  To remain eligible to participate in Title IV programs, educational institutions must maintain an appropriate student loan cohort default rate. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. The cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year. The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2009 the U.S. Department of Education published the cohort default rates for the 2007 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2007 and defaulted prior to September 30, 2008. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort.

If an educational institution’s cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. Western International University implemented a 30 day delay for such disbursements in fiscal year 2007, and University of Phoenix proactively implemented a 30 day delay for such disbursements in July 2009. If an institution’s cohort default rate exceeds 25% for three consecutive years or exceeds 40% in any one year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal year periods 2007, 2006 and 2005 were as follows:

	Cohort Year Ended September 30,
	2007	2006	2005

University of Phoenix	9.3%	7.2%	7.3%
Western International University	18.5%	27.4%	11.4%
All proprietary postsecondary institutions(1)	11.0%	9.7%	8.2%

(1)	Information published by the U.S. Department of Education.

The University of Phoenix cohort default rate has ranged from approximately 4% to 9.3% over the past several years. The increase in the rate is, in large measure, the result of our transitioning associate’s degree students from Western International University to University of Phoenix beginning in April 2006 and the general expansion of the University of Phoenix associate’s degree program. Student loan default rates tend to be higher in our associate’s degree student population than in our bachelor’s and graduate degree student populations. We believe that the 2008 University of Phoenix cohort default rate for the period ending September 30, 2009 will exceed 10%, although we do not expect that this will have a material impact on our business as we have already implemented a 30 day delay in the disbursement of Title IV loan proceeds for first time borrowers enrolled in the first year of an undergraduate program.

The increase in Western International University’s cohort default rate from 2005 to 2006 is due to the enrollment of associate’s degree students in Western International University from September 2004 through March 2006. The transition of the associate’s degree program to University of Phoenix in April 2006 has resulted in a decrease in Western International University’s cohort default rate from 2006 to 2007. We anticipate a further decrease in student loan defaults for Western International University based on this transition.

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

The cohort default rate calculation was modified by the Higher Education Opportunity Act enacted in August 2008. As modified, effective for the federal fiscal year 2009 cohort, the measuring period for the cohort default rate will be extended to the end of the second year after a student first enters repayment, rather than the end of the first year following the commencement of repayment. Accordingly, the cohort default rate for the 2009 cohort will measure the percentage of students entering student loan repayment during the year ended September 30, 2009 who default on their student loans on or before September 30, 2011 (rather than September 30, 2010).

The Higher Education Opportunity Act also modified several provisions to counterbalance the extended measurement period with increased threshold cohort default rates that trigger penalties along with the penalties imposed based on an institution’s cohort default rate effective with the federal fiscal year 2009 cohort as follows:

•	The trigger based on a single cohort default rate of 10%, which would result in a required 30-day delay in disbursing Title IV loan proceeds to first year, first time borrowers, will be increased to 15%;
•	The trigger based on cohort default rates of more than 25% for three consecutive cohorts, which would result in Title IV ineligibility, will be increased to 30%; and
•	The trigger based on a single cohort default rate of more than 40%, which would result in Title IV ineligibility, is unchanged.

At this time we are unable to forecast the impact of these modifications on our business due to the uncertain impact on student loan defaults of the current adverse economic conditions.

Administrative Capability.  The Higher Education Opportunity Act directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may allow the U.S. Department of Education to determine that the institution lacks administrative capability and, therefore, may be subject to additional scrutiny or denied eligibility for Title IV programs.

Standards of Financial Responsibility.  Pursuant to the Title IV regulations, as revised, each eligible higher education institution must satisfy the minimum standard established for three tests which assess the financial condition of the institution at the end of the institution’s fiscal year. The three tests measure primary reserve, equity, and net income ratios by using information from the institution’s audited financial statements. These ratios take into account the total financial resources of the school. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, subject to additional monitoring and other consequences, and the institution may continue to participate as a financially responsible institution for up to three years. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The composite scores for Apollo Group, University of Phoenix and Western International University exceed the required minimum of 1.5.

Limits on Title IV Program Funds.  The Title IV regulations place restrictions on the types of programs offered and the amount of Title IV program funds that a student is eligible to receive in any one academic year. Only certain types of educational programs offered by an institution qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year, as defined by the U.S. Department of Education. An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credit hours. Most of University of Phoenix’s and Western International University’s degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credit hours. Substantially all of University of Phoenix’s degree programs qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of corporate training programs and certain certificate and continuing professional education programs. These programs are paid directly by the students or their employers.

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

Compensation of Representatives.  The Higher Education Opportunity Act prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission, or financial aid awarding activity. Title IV regulations provide safe harbors for activities and arrangements that an institution may carry out without violating the Higher Education Act, as reauthorized, which include, but are not limited to, the payment of fixed compensation (annual salary), as long as that compensation is not adjusted up or down more than twice during any 12-month period, and any adjustment is not based solely on the number of students recruited, admitted, enrolled, or awarded financial aid. University of Phoenix, Western International University, and IPD believe that their current methods of compensating enrollment counselors and financial aid staff comply with the Title IV regulations. See Note 18, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, regarding the Incentive Compensation False Claims Act lawsuit.

Authorizations for New Locations and Programs.  University of Phoenix, Western International University and CFFP are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization or for exempting the institution entirely from formal state licensure or approval. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. University of Phoenix, Western International University and CFFP are currently authorized to operate in all states in which they have physical locations.

University of Phoenix, Western International University and CFFP also must obtain the prior approval of The Higher Learning Commission before expanding into new locations to conduct instructional activities.

Branching and Classroom Locations.  The Title IV regulations contain specific requirements governing the establishment of new main campuses, branch campuses and classroom locations at which the eligible institution offers, or could offer, 50% or more of an educational program. In addition to classrooms at campuses and learning centers, locations affected by these requirements include the business facilities of client companies, military bases and conference facilities used by University of Phoenix and Western International University. The U.S. Department of Education requires that the institution notify the U.S. Department of Education of each location offering 50% or more of an educational program prior to disbursing Title IV program funds to students at that location. University of Phoenix and Western International University have procedures in place to ensure timely notification and acquisition of all necessary location approvals prior to disbursing Title IV funds to students attending any new location. In addition, The Higher Learning

Commission requires that each new campus or learning center of University of Phoenix or Western International University be approved before offering instruction. States in which the two universities operate have varying requirements for approval of branch and classroom locations.

Change of Ownership or Control.  A change of ownership or control, depending on the type of change, may have significant regulatory consequences for University of Phoenix, Western International University and CFFP. Such a change of ownership or control could trigger recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission.

The U.S. Department of Education has adopted the change of ownership and control standards used by the U.S. federal securities laws for institutions owned by publicly-held corporations. If a change of ownership and control occurs that requires us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, the University of Phoenix and/or Western International University may become ineligible to participate in Title IV programs until recertified by the U.S. Department of Education. Under some circumstances, the U.S. Department of Education may continue an institution’s participation in Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP are presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. See Item 1A, Risk Factors — Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership, The Higher Learning Commission may seek to evaluate the effect of such a change on the continuing operations of University of Phoenix, Western International University and CFFP.

New U.S. Department of Education Reporting and Disclosure requirements.  The Higher Education Opportunity Act includes various provisions aimed at the rising cost of postsecondary education and other efforts for more transparency. Beginning July 1, 2011, the U.S. Department of Education will publish national lists disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage increases. Additional consumer information disclosures required of all Title IV eligible institutions, include, but are not limited to, plans for improving the academic program, institutional policies and sanctions related to the unauthorized distribution of copyrighted material, retention rates, placement information, completion and graduation rates and campus/student safety awareness provisions.

U.S. Department of Education Audits and Other Matters.  From time to time as part of the normal course of business, University of Phoenix and Western International University are subject to program reviews and audits by regulating bodies as a result of their participation in Title IV programs. In February 2009, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not received the program review report resulting from this visit.

U.S. Department of Education regulations require institutions and third-party servicers to submit annually to the Secretary of Education their student financial aid compliance audit, prepared by an independent auditor, no later than six months after the last day of the institution’s or third-party servicer’s fiscal year. University of Phoenix, Western International University and IPD have timely submitted their respective fiscal year 2008 annual student financial aid compliance audits.

During a previous internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations performed by University of Phoenix and Western International University failed to properly identify students who should have been placed on financial aid disqualification status and therefore were ineligible to participate in Title IV financial aid programs. Additionally, we determined that University of Phoenix was incorrectly disbursing certain funds under a grant program. These matters were self-reported to the U.S. Department of Education in October 2008. In February 2009, after completing our review of these practices, we reported to the U.S. Department of Education the results of our review and paid the U.S. Department of Education our best estimate of the liability, which was $8.4 million. Approximately half of this amount was recorded in our Consolidated Statements of Income in fiscal year 2008, which was our best estimate based on the information available when we identified the matter. We recorded the remaining amount in our Consolidated Statements of Income in the first half of fiscal year 2009 following completion of our review. The U.S. Department of Education has informed us that this matter has been resolved.

International

Governmental regulations in foreign countries significantly affect our international operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. Changes in existing or new interpretations of applicable laws, rules, or regulations in the foreign jurisdictions in which we operate could have a material adverse effect on our accreditation, authorization to operate, permissible activities, and costs of doing business outside of the U.S. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on our international operations. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

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

Our website address is www.apollogrp.edu. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Information Statements on Schedule 14C, Forms 3, 4, and 5 filed on behalf of directors and executive officers, and all amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Dr. John G. Sperling, our Executive Chairman of the Board and Founder, and his son, Mr. Peter V. Sperling, our Vice Chairman of the Board, control the John Sperling Voting Stock Trust and the Peter Sperling

Voting Stock Trust. Dr. Sperling, Mr. Sperling and the two trusts collectively own 100% of our voting securities, the Apollo Group Class B common stock. Through their individual holdings and their control of these trusts, Dr. Sperling and Mr. Sperling together control the election of all members of our Board of Directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Apollo Group Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders, except in certain limited circumstances. In the event of Dr. Sperling’s passing, control of the John Sperling Voting Stock Trust, which holds a majority of the outstanding Apollo Group Class B common stock, will be exercised by a majority of three successor trustees: Mr. Sperling, Terri Bishop, who is an executive officer and Director of Apollo, and Darby Shupp, an employee of an entity affiliated with Dr. Sperling. No assurances can be given that the Apollo Group Class B shareholders will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders. In addition, the control of 100% of our voting stock by Dr. Sperling and Mr. Sperling makes it impossible for a third party to acquire voting control of us without Dr. Sperling’s consent.

We are a “Controlled Company” as defined in Rule 5615(c)(1) of the NASDAQ Listing Rules, since more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of NASDAQ Listing Rule 5605, including that:

•	our Board be composed of a majority of Independent Directors (as defined in NASDAQ Listing Rule 5605(a)(2));

•	the compensation of our officers be determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and

•	nominations to the Board of Directors be made by a majority of the independent directors or a nominations committee composed solely of independent directors.

However, NASDAQ Listing Rule 5605(b)(2) does require that our independent directors have regularly scheduled meetings at which only independent directors are present (“executive sessions”). In addition, Internal Revenue Code Section 162(m) requires that a compensation committee of outside directors (within the meaning of Section 162(m)) approve stock option grants to executive officers in order for us to be able to claim deductions for the compensation expense attributable to such stock options. Notwithstanding the foregoing exemptions, we do have a majority of independent directors on our Board of Directors and we do have an Audit Committee, a Compensation Committee and a Nominating and Governance Committee composed entirely of independent directors.

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

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on University of Phoenix and Western International University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). We collected the majority of our fiscal year 2009 total consolidated net revenue from receipt of Title IV financial aid program funds. University of Phoenix represented approximately 95% of our fiscal year 2009 total consolidated net revenue and University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the temporary relief for loan limit increases.

These regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the U.S. federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the U.S. Secretary of Education; and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change and are subject to interpretation, particularly where they are crafted for traditional, academic term-based schools rather than our non-term academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

From time to time, we identify inadvertent compliance deficiencies that we must address and, where appropriate, report to the U.S. Department of Education. Such reporting, even in regard to a minor compliance issue, could result in a more significant compliance review by the U.S. Department of Education or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address. If the U.S. Department of Education concluded that these reported deficiencies reflect a lack of administrative capability, we could be subject to additional sanctions or even lose our eligibility to participate in Title IV programs. See “A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs,” below.

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

•	impose monetary fines or penalties;

•	limit or terminate our operations or ability to grant degrees and diplomas;

•	restrict or revoke our accreditation, licensure or other approval to operate;

•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	require repayment of funds received under Title IV programs or state financial aid programs;

•	require us to post a letter of credit with the U.S. Department of Education;

•	subject our schools to heightened cash monitoring by the U.S. Department of Education;

•	transfer us from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds backed by the U.S. Department of Education;

•	subject us to other civil or criminal penalties; and/or

•	subject us to other forms of censure.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department of Education does not agree with plaintiff’s theory of liability.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic and adverse decline in revenue and we would be unable to continue our business as it currently is conducted.

The reauthorization of the federal Higher Education Act in August 2008 includes substantially increased reporting and other requirements which may impair our reputation and adversely affect our enrollments. In addition, not all of these new requirements are clear on their face. Our failure to accurately interpret these new requirements may subject us to penalties and other sanctions imposed by the U.S. Department of Education.

The Higher Education Opportunity Act, enacted on August 14, 2008, extends the Higher Education Act through September 30, 2013. Among other things, the Higher Education Opportunity Act imposes more than 100 new reporting requirements. Beginning July 1, 2011, the U.S. Department of Education will publish national lists disclosing various statistics including the top five percent of schools in each of nine institutional categories with the highest college costs and largest percentage increases. If University of Phoenix or Western International University is highlighted negatively on one or more of these lists, our reputation may be impaired and our enrollments may be adversely affected. In addition, many of the Higher Education Opportunity Act provisions will be further specified in regulations promulgated by the U.S. Department of Education. The U.S. Department of Education currently is evaluating which provisions in the law should be the subject of regulation. This regulatory process may impose additional or apparently different reporting and other requirements on institutions that participate in Title IV programs. Some period will elapse before the U.S. Department of Education determines which provisions of the Higher Education Opportunity Act will be the subject of administrative rulemaking and issues final rules. In the interim, the uncertainty about various requirements of the Higher Education Opportunity Act will remain. Any failure by us to properly interpret the effect of the Higher Education Opportunity Act could subject us to the consequences, penalties and other sanctions imposed by the U.S. Department of Education discussed in the preceding risk factor, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The prospect of such sanctions may cause us to conservatively interpret the Higher Education Opportunity Act’s requirements pending interpretive guidance, which may limit our flexibility in operating or growing our business.

Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high.

The “90/10 Rule.” A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. If an institution violates the 90/10 Rule and becomes ineligible to participate in Title IV programs, any disbursements of Title IV program funds while ineligible must be repaid to the U.S. Department of Education.

The 90/10 Rule percentage for University of Phoenix has increased materially over the past several fiscal years and we expect the trend will continue in fiscal year 2010. The increase has been driven primarily by the following factors:

•	Increased student loan limits. In May 2008, the Ensuring Continued Access to Student Loans Act of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associate’s and bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits, together with increases in Pell Grants, has increased the amount of Title IV program funds available to and used by our students to satisfy tuition, fees and other costs, which has increased the proportion of our revenue deemed to be from Title IV programs.

•	Increased associate’s degree enrollment. The proportion of our revenue from associate’s degree programs is composed of a higher percentage of Title IV funds than is the case for our bachelor’s and other degree programs. As a result, our 90/10 Rule percentage tends to increase as associate’s degree enrollment increases relative to other programs. Because our associate’s degree enrollment continues to grow at a higher rate than our other programs, this growth has contributed to the increase in the 90/10 Rule percentages for the University of Phoenix.

The Higher Education Opportunity Act provides temporary relief from the impact of the loan limit increases by excluding from the 90/10 Rule calculation any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits. The implementing regulations for this temporary relief are being developed in a negotiated rulemaking process involving the U.S. Department of Education, industry representatives and other interested parties. The proposed rules were published for comment by the U.S. Department of Education in August 2009, and are expected to be published in final form by November 1, 2009. There is uncertainty about the manner and extent in which the temporary relief will apply to University of Phoenix and Western International University, which have atypical academic calendars. We continue to monitor the rulemaking process, as the resolution of the interpretive issues and subsequent guidance from the U.S. Department of Education could have an impact on the benefit derived from the temporary relief. The application of this temporary relief will decrease the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal year 2009. However, at present given the evolving rule-making process as well as the complexity of such a calculation given our atypical academic calendars, we are unable to quantify precisely the benefit that we will derive in the 90/10 Rule percentage from the temporary relief. As such, our reported rates below exclude the benefits from the temporary relief, which we currently estimate will reduce our University of Phoenix rate between 50 and 300 basis points.

The 90/10 Rule percentages, excluding the benefit from the temporary relief for loan limit increases, for University of Phoenix and Western International University for fiscal year 2009 were 86% and 57%, respectively.

University of Phoenix is taking various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the focus on professional development and continuing education programs. Although we expect that these measures will favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective in reducing the 90/10 Rule calculation, or that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% in fiscal year 2010 or future fiscal years. We do not believe that these measures significantly impacted our 90/10 Rule calculation for fiscal year 2009.

In addition, we intend to consider other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including appropriate domestic acquisitions and tuition price increases. These efforts, and our other long-term initiatives to impact this calculation, may increase our operating expenses and/or reduce our revenue and may have a materially adverse effect on our results of operations, cash flows and financial condition.

If the U.S. Congress acts to further increase the student loan limits or to increase the amount of Pell or other grants available to students, the 90/10 Rule percentage for University of Phoenix could increase. Absent corresponding changes in the 90/10 Rule to address the effects of any such increase, such an increase may require us to accelerate our efforts to manage the proportion of our cash basis revenue composed of Title IV funds.

We collected the majority of our fiscal year 2009 total consolidated net revenue from receipt of Title IV financial aid program funds, and continued Title IV eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows. See the discussion of the 90/10 Rule, including the changes enacted by the Higher Education Opportunity Act, in Item 1, Business, Regulatory Environment — Domestic Postsecondary — The “90/10 Rule,” which discussion is incorporated by this reference.

If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs.

University of Phoenix and Western International University are eligible and certified to participate in Title IV programs. University of Phoenix was recertified for Title IV programs in June 2003 and its current certification expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. We have no reason to believe that our application will not be renewed in due course.

In February 2009, unrelated to our recertification application, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not yet received the program review report.

Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expired on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education. Western International University’s eligibility continues on a month-to-month basis until the U.S. Department of Education completes it review of the application and issues its decision. As with University of Phoenix, we have no reason to believe that the application will not be renewed in due course.

Generally, the recertification process includes a review by the U.S. Department of Education of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The U.S. Department of Education could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act, as reauthorized, or Title IV regulations.

We collected the majority of our fiscal year 2009 total consolidated net revenue from receipt of Title IV financial aid program funds. University of Phoenix represented approximately 95% of our fiscal year 2009 total consolidated net revenue and University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the temporary relief for loan limit increases. Continued Title IV eligibility is critical to the operation of our business. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be harmed if we experience a disruption in our ability to process student loans because of the proposed phase-out of Family Education Loan Program loans and the corresponding transition to direct student loans under the Federal Direct Loan Program.

Student loans under the Federal Family Education Loan Program (“FFELP”) are currently the most significant source of U.S. federal student aid and are low interest, federally guaranteed loans made by private lenders. We collected the majority of our fiscal year 2009 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from FFELP student loans. In addition to FFELP loans made by private lenders, the U.S. Department of Education also administers the Federal Direct Loan Program (“FDLP”), which eliminates the private financial institution as the lender. Under the FDLP, the federal government makes the loans directly to the students on terms consistent with FFELP loans. During fiscal year 2009, FDLP loans represented less than 1% of the gross Title IV funds received by University of Phoenix.

In U.S. President Barack Obama’s 2010 budget request to Congress, the U.S. Department of Education proposed to eliminate FFELP loans and instead require all Title IV student loans to be administered through the FDLP commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct student loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs may be impaired.

A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. The U.S. Department of Education has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or a change in the identity of a controlling shareholder of the Apollo Group, University of Phoenix and/or Western International University may cease to be eligible to participate in Title IV programs until recertified by the U.S. Department of Education. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the U.S. Department of Education may continue an institution’s participation in the Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP is presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership of Apollo Group, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on the continuing operations of University of Phoenix, Western International University and CFFP.

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

If regulators do not approve our domestic acquisitions, the acquired schools’ state licenses, accreditation, and ability to participate in Title IV programs may be impaired.

When we acquire an institution, we must seek approval from the U.S. Department of Education, if the acquired institution participates in Title IV programs, and from most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the U.S. Department of Education standards can result in the temporary suspension of the institution’s participation in the Title IV programs unless a timely and materially complete application for recertification is filed with the U.S. Department of Education and the U.S. Department of Education issues a temporary provisional certification. If we are unable to obtain approvals from the state agencies, accrediting agencies or U.S. Department of Education for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to result from subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted. Any action by the U.S. Congress that significantly reduces Title IV program funding or the ability of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, but it is unlikely that private sources would be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Currently, under the Higher Education Act, as reauthorized, an educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to expend substantial effort and resources to improve these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we begin to experience a substantial increase in our student loan default rates.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort and increase some of the threshold rates that trigger penalties. We do not expect the change in the measurement period for the calculation of the cohort default rate and the related thresholds to have a material impact on our business, financial condition, results of operations and cash flows.

If we lose our eligibility to participate in Title IV programs because of high student loan default rates, we could not conduct our business as it is currently being conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows. See the discussion of student loan cohort default rates, including the changes enacted by the Higher Education Opportunity Act, in Item 1,

Business — Regulatory Environment — Domestic Postsecondary — Student Loan Defaults, which discussion is incorporated by this reference.

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission, one of the six regional accrediting agencies recognized by the Secretary of Education. Accreditation by an accrediting agency recognized by the U.S. Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render our schools and programs ineligible to participate in Title IV programs, affect our authorization to operate in certain states and decrease student demand. If University of Phoenix becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

University of Phoenix and Western International University are authorized to operate and to grant degrees by the applicable state agency of each state where such authorization is required and where we maintain a campus. In addition, several states require University of Phoenix to obtain separate authorization for the delivery of distance education to residents of those states. Compliance with these state requirements is also necessary for students in the respective states to participate in Title IV programs. The loss of such authorization in one or more states would render students resident in those states ineligible to participate in Title IV programs and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs.

The U.S. Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. These criteria require, among other things, that the institution:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have a student loan cohort default rate above specified levels;

•	have procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•	refer to the Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

Furthermore, to participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the U.S. Department of Education, or post a letter of credit in favor of the U.S. Department of Education and possibly accept other conditions on its participation in Title IV programs. If our schools eligible to participate in Title IV programs fail to maintain administrative capability or financial responsibility, as defined by the U.S. Department of Education, those schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Limitations on, or termination of, participation in Title IV programs as a result of the failure to demonstrate administrative capability or financial responsibility would limit students’ access to Title IV program funds, which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business, financial condition, results of operations and cash flows. See the discussion of financial responsibility in Item 1, Business — Regulatory Environment — Domestic Postsecondary — Standards of Financial Responsibility, which discussion is incorporated by this reference.

We will be subject to sanctions if we fail to properly calculate and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act, as reauthorized, and U.S. Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid for 5% or more of students sampled in the institution’s annual compliance audit or in a program review, generally within 45 days of the date the school determines that the student has withdrawn, we may have to post a letter of credit in favor of the U.S. Department of Education or otherwise be subject to adverse actions by the U.S. Department of Education, which could increase our cost of regulatory compliance and adversely affect our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we pay impermissible commissions, bonuses, or other incentive payments to individuals involved in certain recruiting, admission, or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the U.S. Department of Education determined that our compensation practices violated these standards, the U.S. Department of Education could subject us to monetary fines, penalties, or other sanctions, which could adversely affect our business, financial condition, results of operations and cash flows.

If IPD’s Client Institutions are sanctioned due to non-compliance with Title IV requirements, our business could be responsible for any resulting fines and penalties.

IPD provides to its Client Institutions numerous consulting and administrative services, including services that involve the handling and receipt of Title IV funds. As a result of this, IPD may be jointly and severally liable for any fines, penalties or other sanctions imposed by the U.S. Department of Education on the Client Institution for violation of applicable Title IV regulations, regardless of the degree of fault, if any, on IPD’s part. The imposition of such fines, penalties or other sanctions could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

The increasing popularity and use of the Internet and other online services has led and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Non-U.S. Operations

Our non-U.S. operations are subject to regulatory requirements of the applicable countries in which we operate, and our failure to comply with these requirements may result in substantial monetary liabilities, fines and penalties and a loss of authority to operate.

We operate physical and online educational institutions in the United Kingdom, Europe, China, India, Canada, Chile, Mexico, and elsewhere, and are actively seeking further expansion in other countries. Our operations in each of the relevant foreign jurisdictions are subject to educational and other regulations, which may differ materially from the regulations applicable to our U.S. operations.

Risks Related to Our Business

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S and much of the world economy are in the midst of an economic downturn. We believe the current economic downturn has contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn has increased demand for our programs, a subsequent economic recovery may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. This reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows. A worsening of the economic downturn may reduce the demand for our programs among students and the willingness of employers to sponsor educational opportunities for their employees, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate and require increased time, attention and resources to manage these defaults, either of which could have a material adverse effect on our business. See Risks Related to the Highly Regulated Industry in Which We Operate — Student loan defaults could result in the loss of eligibility to participate in Title IV programs, above.

If we are unable to successfully conclude pending litigation and governmental inquiries, our business, financial condition, results of operations and cash flows could be adversely affected.

We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in lawsuits alleging violations of the federal securities laws and the federal False Claims Act. In August 2008, the U.S. District Court for the District Court of Arizona vacated a judgment for damages against us in a securities class action, and the plaintiffs have appealed to the Ninth Circuit Court of Appeals. We also are awaiting trial in a separate qui tam action against us alleging violations of the Higher Education Act, as reauthorized, and federal securities laws and the federal False Claims Act. We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and employment matters and an informal inquiry by the Enforcement Division of the Securities and Exchange Commission regarding our revenue recognition practices. Refer to Note 18, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion of pending litigation and other proceedings.

We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain students, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. Over the past three years, our growth has been predominately in our associate’s degree programs. If we do not sustain our growth rate in the associate’s degree programs, or fail to transition students to our bachelor’s degree, advanced degree and other potential new programs, our business could be adversely affected. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will have adequate capacity to accommodate substantial growth or that we will be able to manage further growth effectively. Failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

In addition, our growth could be adversely impacted by a reduction in the growth rate of overall postsecondary enrollment. According to the U.S. Department of Education, enrollment in degree-granting, postsecondary institutions is projected to grow approximately 10% over the ten-year period ending in 2017, to approximately 20.1 million students. This growth compares with a 25.5% increase reported in the prior ten-year period ended in 2007, when enrollment increased from 14.5 million students in 1997 to 18.2 million students in 2007. This projected reduction in the growth rate of postsecondary enrollment could negatively affect our ability to grow our business in the U.S.

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

•	the emergence of more attractive competitors;

•	factors related to our marketing, including the cost and effectiveness of Internet advertising and broad-based branding campaigns;

•	inability to expand program content and develop new programs in a timely and cost-effective manner;

•	performance problems with or capacity constraints of our online education delivery systems;

•	failure to maintain accreditation;

•	inability to continue to recruit, train and retain quality faculty;

•	student or employer dissatisfaction with the quality of our services and programs;

•	student financial, personal or family constraints;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	tuition rate reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general; and

•	litigation or regulatory investigations that may damage our reputation.

If the proportion of our students who are enrolled in our associate’s degree programs continues to increase, we may experience increased cost and reduced margins.

In recent years, a substantial proportion of our overall growth has arisen from the increase in associate’s degree students enrolled in University of Phoenix. As a result of this, the proportion of our Degreed Enrollment composed of associate’s degree students has increased and may continue to increase in the future. While this growth has generated significant financial returns, we have experienced certain negative effects from this shift, such as an increase in our student loan cohort default rate. If this mix shift continues, we may experience additional consequences, such as higher cost per New Degreed Enrollment, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rule, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results.

System disruptions and security threats to our computer networks could have a material adverse effect on our business.

The performance and reliability of our computer network infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. Any computer system error or failure, regardless of cause, could cause network outages that disrupt our online and on-ground operations. We have only limited redundancies in our core computer network infrastructure, which is concentrated in a single geographic area. If we experience a catastrophic failure or unavailability for any reason of our principal data center, we may need to replicate the function of this data center at our existing remote data facility or elsewhere, which may require equipping and restoring activities that could take a week or more to complete. The disruption from such an event could significantly impact our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of our growth strategy, we are actively considering acquisition opportunities in the U.S. and worldwide. We have acquired and expect to acquire additional proprietary educational institutions that complement our strategic direction, some of which could be material. Any acquisition involves significant risks and uncertainties, including:

•	inability to successfully integrate the acquired operations, including the information technology systems, into our institutions and maintain uniform standards, controls, policies and procedures;

•	distraction of management’s attention from normal business operations;

•	challenges retaining the key employees of the acquired operation;

•	possibly insufficient revenue generation to offset liabilities assumed;

•	expenses associated with the acquisition;

•	challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act; and

•	unidentified issues not discovered in our due diligence process, including commitments and/or contingencies.

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our financial condition, results of operations and cash flows, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill and other intangible assets associated with any of our reporting units in the future.

We review our goodwill and other indefinite-lived intangible asset balances for impairment on at least an annual basis through the application of a fair-value-based test. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. If our estimates or related assumptions change in the future, we may be required to record non-cash impairment charges for these assets. In the future, if we are required to significantly write down the carrying value of goodwill or other intangible assets associated with any of our reporting units, our operating results and the market price of our common stock may be materially adversely affected.

If we do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.

We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working learners for particular programs and also serve to increase our reputation among high-profile employers. In addition, these programs have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash-basis revenues attributable to Title IV funds. If we are unable to develop new relationships, or if our existing relationships deteriorate or end, our efforts to seek these sources of potential working learners may be impaired, and this could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our principal credit agreement limits our ability to take various actions.

Our principal credit agreement limits our ability to take various actions, including paying dividends, repurchasing shares and acquiring and disposing of assets or businesses. Accordingly, to the extent we have outstanding borrowings under our credit agreement, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our shareholders. Our principal credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any covenants contained in our credit agreement could result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology; if we fail to keep pace or fail in implementing or adapting to new technologies, our business may be adversely affected.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to these economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be certified by the U.S. Department of Education. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.

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

We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act, as reauthorized, and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

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

We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.

Postsecondary education in our existing and new market areas is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Some of our competitors, both public and private, have greater financial and other resources than we have. Our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to for-profit institutions. In addition, many of our competitors have begun to offer distance learning and other online education programs. As the online and distance learning segment of the postsecondary education market matures, the intensity of the competition we face will increase further. This intense competition could adversely affect our business, financial condition, results of operations and cash flows.

Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.

As part of our growth strategy, through Apollo Global, Inc., our consolidated majority-owned subsidiary, we have acquired additional universities outside the U.S. and we intend to actively pursue further acquisitions. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	complexity of operations across borders;

•	compliance with foreign regulatory environments;

•	currency exchange rate fluctuations;

•	monetary policy risks, such as inflation, hyperinflation and deflation;

•	price controls or restrictions on exchange of foreign currencies;

•	potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	expropriation of assets by local governments;

•	multiple and possibly overlapping and conflicting tax laws;

•	compliance with U.S. regulations such as the Foreign Corrupt Practices Act;

•	potential unionization of employees under local labor laws and local labor laws that make it more expensive and complex to negotiate with, retain or terminate employees;

•	greater difficulty in utilizing and enforcing our intellectual property and contract rights;

•	failure to understand the local culture and market;

•	limitations on the repatriation of funds; and

•	acts of terrorism and war, epidemics and natural disasters.

Our acquisition and operation of BPP Holdings plc may not result in increased value.

We acquired BPP in the fourth quarter of fiscal 2009. BPP faces several risks which may adversely impact our ability to successfully operate and grow its businesses, including:

•	BPP’s success is strongly dependent on its reputation, which may be damaged by various factors including unfavorable public opinion in the United Kingdom regarding for-profit schools and ownership of BPP by a U.S. company;

•	BPP’s Business School, is newly established and its future enrollment and success are currently unpredictable with any degree of certainty;

•	the majority of BPP’s business, BPP Professional Education, is geared toward teaching for exams or to a syllabus set by external professional bodies (Test Preparation), and a change in the way in which subjects are examined, or a reduction in the size of the syllabus, could have a detrimental impact on BPP;

•	BPP operates in markets where many of its competitors are charities or government sponsored colleges of higher education, which because of their legal classification do not have to charge sales tax (value added tax or “VAT”) to their students. BPP has legal structures in place that currently provide a similar status, and thus are able not to charge VAT for equivalent services or products. Any change in interpretation of the existing tax or legal regulations could put BPP at a competitive disadvantage and could result in a material tax liability to BPP;

•	BPP has a significant concentration of students in the professional sector, mainly accounting and legal, and adverse changes in the economic environment for these professions could reduce demand for BPP’s services and adversely affect its operations;

•	BPP has a large fixed cost base and may not be able to effectively respond to decreases in revenue; and

•	The BPP College of Professional Studies is the first proprietary postsecondary institution to be granted degree awarding powers in the U.K. and, as such, is likely to be the first to face reauthorization when its current authority expires in August 2013. The criteria for reauthorization have not yet been developed and therefore the nature of the process is uncertain at this point. Any impairment of the College’s degree awarding powers would materially and adversely affect BPP’s business.

We may experience movements in foreign currency exchange rates which could negatively affect our operating results.

We report revenues, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the local currency in the countries where we operate are likely to fluctuate from period to period. Because consolidated financial results are reported in U.S. dollars, we are subject to the risk of translation losses for reporting purposes. When the U.S. dollar appreciates against the applicable local currency in any reporting period, the actual earnings generated by our business in that country are diminished in the translation.

As we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase. To the extent that foreign revenue and expense transactions are not denominated in the local currency and/or to the extent foreign earnings are reinvested in a currency other than their functional currency, we are also subject to the risk of transaction losses. Given the volatility of exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or translation risks. Fluctuations in foreign currency exchange rates could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We rely on proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property.

Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, trade secrets, patents, domain names and contractual agreements to protect our proprietary rights. For example, we rely on trademark protection in the U.S. and various foreign jurisdictions to protect our rights to various marks as well as distinctive logos and other marks associated with our services. We also rely on agreements under which we obtain intellectual property to own or license rights to use intellectual property developed by faculty members, content experts and other third-parties. We cannot assure you that these measures are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to in the U.S. or various foreign jurisdictions, or that third parties will not terminate our license rights or infringe upon or otherwise violate our intellectual property rights or the intellectual property rights of others. Despite our efforts to protect these rights, unauthorized third parties may attempt to use, duplicate or copy the proprietary aspects of our student recruitment and educational delivery methods and systems, curricula, online resource material or other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We may become party to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. For example, third parties may allege that we have infringed upon or not obtained sufficient rights in the technologies used in our educational delivery systems, the content of our courses or other training materials or in our ownership or uses of other intellectual property claimed by that third party. Some third party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the design and operation of our systems or the content of our courses or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.

In some instances, our employees, including faculty members, or our students may post various articles or other third-party content online in class discussion boards or in other venues. We may incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material (which may include changing or removing content from our courses) or pay monetary damages, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our Insight Schools business faces regulatory and administrative challenges in various states which may result in the imposition of fines and other penalties and may reduce the value we receive upon disposition of that business.

Most of Insight Schools’ online public high schools have undergone or expect to undergo compliance audits by state regulatory authorities. Adverse audit findings could result in a reduction in the amount of state funding, repayment of previously received state funding or other economic sanctions. In extreme circumstances, adverse findings could result in termination of agreements with Insight Schools by governing authorities or by not-for-profit charter holders. Additionally, materially adverse findings could result in revocation or termination of a charter school’s charter. Each of these events could have a materially adverse effect on Insight Schools’ business.

We have made the decision to explore the disposition of our Insight Schools operations. There is no assurance that we can dispose of these operations on terms acceptable to us or at all, and we may experience a loss upon any such disposition or, in lieu thereof, discontinuation. If we are not successful in correcting Insight Schools’ compliance challenges, the value of Insight Schools may be diminished, perhaps substantially. The reduction in the value of Insight Schools or the disposition or discontinuation of Insight Schools at a loss could have a material adverse effect our financial condition.

We may have unanticipated tax liabilities that could adversely impact our financial position.

We are subject to multiple types of taxes in the U.S., United Kingdom and various other foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax accruals involve various judgments, and therefore the ultimate tax determination is subject to uncertainty. We are currently subject to the following Internal Revenue Service audits:

•	Audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow deductions relating to stock option compensation in excess of the limitations of Internal Revenue Code Section 162(m). Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. The Internal Revenue Service examination report also proposed the additions of penalties and interest. The proposed adjustments, including penalties and interest, are consistent with our prior accruals relating to this issue. In addition, we expensed an additional $2.4 million in fiscal year 2009 related to interest, for a total accrual of $50.0 million as of August 31, 2009 with respect to this uncertain tax position for the taxable years 2003 through 2006. On March 6, 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. We believe this matter will be settled within 12 months and the accrual is now classified as short-term. In October of 2009, we reached an agreement in principle subject to negotiation of final documentation with the Internal Revenue Service Office of Appeals to settle this matter for less than the $50 million we have accrued at August 31, 2009. The settlement, when finalized, will result in a reduction in the amount currently accrued and a related decrease in our effective tax rate for a portion of that reduced accrual.

•	An audit relating to our U.S. federal income tax returns for the years ended in 2006, 2007 and 2008 commenced in fiscal year 2009.

In addition to the above audits, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations and cash flows.

Changes in tax rules may adversely affect our future reported financial results or the way we conduct our business. In May 2009, President Obama’s administration proposed significant changes to the U.S. international tax laws, including changes that would limit U.S. tax deductions for expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit and “check-the-box” rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. If these or other changes to the U.S. international tax laws are enacted they could have a material effect on our business, financial condition, results of operations and cash flows.

We are subject to the oversight of the Securities and Exchange Commission and other regulatory agencies, and investigations by these agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.

As a result of this government regulation and oversight, we may be subject to legal and administrative proceedings. For example, during fiscal year 2007, we were the subject of a Securities and Exchange Commission inquiry and a Department of Justice investigation related to our historical stock option grant practices. In addition, during October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. We devoted a substantial amount of senior executive time and incurred significant legal costs in connection with the 2007 inquiry and, while the scope, duration and outcome of the current inquiry cannot be determined at this time, we may have to devote substantial time and incur substantial legal and other expenses in connection with the current inquiry. The costs of responding to, and the publicity surrounding investigations or enforcement actions by the Securities and Exchange Commission or the Department of Justice, even if ultimately resolved favorably for us, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Item 1B —	Unresolved Staff Comments

None.

Item 2 —	Properties

As of August 31, 2009, we utilized 448 facilities, the majority of which were leased. As of August 31, 2009, we were obligated to lease approximately 7.6 million square feet and owned approximately 1.2 million square feet, as follows:

			Leased		Owned		Total
Reportable Segment	Location	Type	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties

University of Phoenix	United States	Office	769,898	8	—	—	769,898	8
		Dual Purpose	5,308,562	260	—	—	5,308,562	260

			6,078,460	268	—	—	6,078,460	268
	International	Office	3,455	1	—	—	3,455	1
		Dual Purpose	121,487	5	—	—	121,487	5

			124,942	6	—	—	124,942	6
Apollo Global:
BPP	International	Office	1,068	2	—	—	1,068	2
		Dual Purpose	335,918	38	178,525	5	514,443	43

			336,986	40	178,525	5	515,511	45
Other	International	Office	3,557	1	—	—	3,557	1
		Dual Purpose	65,778	11	381,167	23	446,945	34

			69,335	12	381,167	23	450,502	35
Insight Schools	United States	Office	31,322	9	—	—	31,322	9
		Dual Purpose	—	—	—	—	—	—

			31,322	9	—	—	31,322	9
Other Schools	United States	Office	35,192	2	—	—	35,192	2
		Dual Purpose	273,496	64	—	—	273,496	64

			308,688	66	—	—	308,688	66
Corporate	United States	Office	605,757	16	599,664	3	1,205,421	19

	Total		7,555,490	417	1,159,356	31	8,714,846	448

Dual purpose space includes office and classroom facilities. In some cases, classes are held in the facilities of the students’ employers at no charge to us. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs.

We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs. We anticipate that an additional 0.7 million square feet will be leased in 2010.

Item 3 —	Legal Proceedings

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, business transactions, employee-related matters and taxes, among others. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 18, Commitments and Contingencies, Pending Litigation and Settlements and Regulatory and Other Legal Matters, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

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

The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low

2008
First Quarter	$80.75	$53.71
Second Quarter	81.68	60.77
Third Quarter	62.19	37.92
Fourth Quarter	65.89	43.54
2009
First Quarter	$76.95	$48.30
Second Quarter	90.00	70.17
Third Quarter	81.20	55.35
Fourth Quarter	72.50	59.49

Holders

As of August 31, 2009, there were approximately 266 registered holders of record of Apollo Group Class A common stock and four registered holders of record of Apollo Group Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

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

Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase shares of Apollo Group Class A common stock, from time to time depending on market conditions and other considerations. The share repurchases under these programs for the three months ended August 31, 2009 have been as follows:

			Total Number
			of Shares
			Repurchased as
			Part of	Maximum
			Publicly	Value of
	Total Number of	Average	Announced	Shares
	Shares	Price Paid	Plans or	Available for
(numbers in thousands, except per share data)	Repurchased(1)	per Share	Programs	Repurchase

Treasury stock as of May 31, 2009	34,809	$59.94	34,809	$55,618
New authorizations	—	—	—	444,382
Shares repurchased under repurchase program	—	—	—	—
Shares reissued	(26)	59.94	(26)	—

Treasury stock as of June 30, 2009	34,783	$59.94	34,783	$500,000
New authorizations	—	—	—	—
Shares repurchased under repurchase program	—	—	—	—
Shares reissued	(1,004)	59.94	(1,004)	—

Treasury stock as of July 31, 2009	33,779	$59.94	33,779	$500,000
New authorizations	—	—	—	—
Shares repurchased under repurchase program	—	—	—	—
Shares reissued	(33)	59.94	(33)	—

Treasury stock as of August 31, 2009	33,746	$59.94	33,746	$500,000

(1)	Shares repurchased in the above table excludes approximately 73,000 shares repurchased for $4.9 million during the three months ended August 31, 2009 related to tax withholding requirements on restricted stock units. These repurchase transactions do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program. Please refer to Note 14, Stockholders’ Equity, in Item 8, Financial Statements and Supplementary Data, for additional information.

On June 25, 2009, our Board of Directors authorized an increase in the amount available under our stock repurchase program of up to an aggregate amount of $500 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Group Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Career Education Corp., Corinthian Colleges Inc., DeVry Inc., ITT Educational Services Inc., and Strayer Education Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2004, and its relative performance is tracked through August 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc.,
The S&P 500 Index and a Peer Group

*$100 invested on 8/31/04 in stock and index-including reinvestment of dividends.
Fiscal year ending August 31.
Source: Standard & Poor’s.

	8/04	8/05	8/06	8/07	8/08	8/09
Apollo Group, Inc.	100	101	64	75	82	83
S&P 500	100	113	123	141	125	103
Peer Group	100	119	107	164	165	185

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

The following selected consolidated financial data and operating statistics are qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The statement of income data for fiscal years 2009, 2008, and 2007, and the balance sheet data as of August 31, 2009 and 2008, were derived from the audited consolidated financial statements, included herein. Diluted income per share and diluted weighted average shares outstanding have been retroactively restated for stock splits. We restated the financial results of prior periods in our Annual Report on Form 10-K for 2006. Our annual report on Form 10-K for 2006 included a restated Consolidated Balance Sheet as of August 31, 2005 and related Consolidated Statement of Income for fiscal year 2005.

	As of August 31,
($ in thousands)	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents and marketable securities	$987,825	$511,459	$392,681	$408,728	$458,646
Restricted cash and cash equivalents	432,304	384,155	296,469	238,267	227,102

Total assets	$3,263,377	$1,860,412	$1,449,863	$1,283,005	$1,281,548

Current liabilities	$1,755,278	$865,609	$743,835	$595,756	$566,745
Long-term debt	127,701	15,428	—	—	—
Long-term liabilities	155,785	133,210	72,188	82,876	80,583
Minority interest	67,003	11,956	—	—	—
Total shareholders’ equity	1,157,610	834,209	633,840	604,373	634,220

Total liabilities and shareholders’ equity	$3,263,377	$1,860,412	$1,449,863	$1,283,005	$1,281,548

	Year Ended August 31,
($ in thousands, except per share data)	2009	2008	2007	2006	2005

Statements of Income Data:
Net revenue	$3,974,202	$3,140,931	$2,723,793	$2,477,533	$2,251,114

Cost and expenses:
Instructional costs and services	1,603,701	1,370,878	1,237,491	1,109,584	952,474
Selling and promotional	960,437	805,395	659,059	544,706	485,451
General and administrative	290,104	215,192	201,546	153,004	98,642
Estimated litigation loss	80,500	—	—	—	—
Goodwill impairment	—	—	—	20,205	—
Share-based compensation(1)	—	—	—	—	16,895

Total costs and expenses	2,934,742	2,391,465	2,098,096	1,827,499	1,553,462

Income from operations	1,039,460	749,466	625,697	650,034	697,652
Interest income	12,591	30,079	31,172	18,465	17,109
Interest expense	(4,460)	(3,450)	(232)	(326)	(298)
Other, net	(7,776)	6,759	660	(85)	(24)

Income before income taxes and minority interest	1,039,815	782,854	657,297	668,088	714,439
Provision for income taxes	(445,985)	(306,927)	(248,487)	(253,255)	(286,506)
Minority interest, net of tax	4,489	598	—	—	—

Net income	$598,319	$476,525	$408,810	$414,833	$427,933

Diluted income per share	$3.75	$2.87	$2.35	$2.35	$2.30

Diluted weighted average shares outstanding	159,514	165,870	173,603	176,205	186,066

(1)	Share-based compensation in fiscal year 2005 is related to the fiscal year 2004 conversion of the University of Phoenix Online stock options into Apollo Group Class A stock options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate;
•	Key trends, developments and challenges; and
•	Key highlights from the current period.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected in our consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows, contractual obligations and other commercial commitments, and discussion of federal and private student loans.

Overview

Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, graduate and doctoral levels at our various campuses and learning centers, and online throughout the world. Our wholly and majority-owned subsidiaries include the following:

•	University of Phoenix,
•	Apollo Global:

•	BPP Holdings, plc (“BPP”),
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”),
•	Universidad Latinoamericana (“ULA”),

•	Western International University,
•	Institute for Professional Development (“IPD”),
•	College for Financial Planning Institutes (“CFFP”), and
•	Meritus University, Inc. (“Meritus”).

We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary, which is included in our Insight Schools reportable segment. Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools.

Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2009, University of Phoenix, which is focused principally on working learners, accounted for approximately 95% of our total consolidated net revenue. University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the temporary relief for loan limit increases.

We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized computer programs for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive learning assessment programs in the U.S. We are also focused on improving student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed. In 2008, University of Phoenix published its first Academic Annual Report which contains a transparent look at a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

Key Trends, Developments and Challenges

Our management team is focused on the following circumstances and trends that present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Evolving Domestic Postsecondary Education Market. We believe domestic postsecondary education continues to experience a profound shift from traditional undergraduate students (those students living on campus and attending classes full-time) to non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree. This trend continues to provide an opportunity for education providers such as University of Phoenix to provide quality academic programs and services that appeal to non-traditional students. We believe we are well positioned to capitalize on this trend.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn. Although not quantifiable, we believe these conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our primary challenges will be to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. Also, the economic downturn has negatively impacted our bad debt expense and allowance for doubtful accounts, as discussed below under Critical Accounting Policies and Estimates.

•	Regulatory Environment

•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the U.S. Department of Education rulemaking. Little formal or informal guidance is available for many of these requirements, and we are evaluating their implications and developing appropriate compliance procedures. Because our student body is large and we rely heavily on our computer systems, compliance with new or changed regulations can require significant time and effort on our part.

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as the University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. In recent years, the 90/10 Rule percentages for the University of Phoenix have trended closer to 90% and the percentage was 86%, excluding the benefit from the temporary relief for loan limit increases, for fiscal year 2009. We expect the trend will continue in fiscal year 2010. University of Phoenix is focused on implementing various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the emphasis on professional development and continuing education. Although we expect that these measures will favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective or will be adequate to prevent the 90/10 Rule calculation from exceeding 90%. If this calculation exceeds 90% in fiscal 2010 or future fiscal years, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation, may involve taking measures which increase our operating expenses and/or reduce our revenue. Title IV eligibility is critical to the continued operation of our business. See “Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate -U.S. Operations -Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high.”

•	Certification. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in June 2003 and its current certification for the Title IV programs expired in June 2007. In March 2007, University of Phoenix submitted its Title IV recertification application to the U.S. Department of Education. We have been collaborating with the U.S. Department of Education since that date and continue to supply additional follow-up information based on requests from the U.S. Department of Education. Our eligibility continues on a month-to-month basis until the U.S. Department of Education issues its decision on the application. We have no reason to believe that our application will not be renewed in due course.

In February 2009, unrelated to our recertification application, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not yet received the program review report.

Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expired on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education and Western International University’s eligibility continues on a month-to-month basis until the U.S. Department of Education completes its review of the application and issues its decision. As with University of Phoenix, we have no reason to believe that the application will not be renewed in due course.

Title IV eligibility is critical to the continued operation of our business. See “Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — U.S. Operations — If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs.”

•	Federal Direct Loan Program. In President Barack Obama’s 2010 budget request delivered to Congress on February 26, 2009, the U.S. Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. If this proposal is adopted, the transition would require us to develop and implement administrative capabilities and procedures for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct loans on a timely basis, our results of operations and cash flows could be adversely and materially affected. During fiscal year 2009, we began participating in the FDLP for a small portion of our Title IV eligible students.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation. See discussion of BPP acquisition below in Fiscal Year 2009 Highlights.

•	Focus on Integration. We expect to strategically add value by integrating our acquisitions and leveraging our experience to enhance the quality, delivery and student outcomes associated with the respective curricula.

For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.

Fiscal Year 2009 Highlights

During the fiscal year 2009, we experienced the following significant events:

1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 20.8% growth in average University of Phoenix Degreed Enrollment in fiscal year 2009 compared to fiscal year 2008. University of Phoenix aggregate New Degreed Enrollment increased 23.5% in fiscal year 2009 compared to 2008. We believe the enrollment growth is primarily attributable to continued investments in enhancing and expanding University of Phoenix service offerings and academic quality, which has attracted new students and increased student retention, and to enhancements in our marketing capabilities. We also believe that a portion of the increase in University of Phoenix Degreed Enrollment and New Degreed Enrollment is due to the current economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects, and that this element of our growth will diminish as the economy and the employment outlook improve in the U.S.

2.	Net Revenue Growth. Our net revenue increased 26.5% in fiscal year 2009 compared to fiscal year 2008 primarily as a result of University of Phoenix Degreed Enrollment growth and selective tuition price increases.

3.	Income from Operations Growth. Our income from operations increased 38.7%, or $290.0 million in fiscal year 2009 compared to fiscal year 2008 primarily as a result of University of Phoenix net revenue growth described above and associated economies of scale from certain costs that remain relatively fixed.

4.	Changes in Management and Addition of Directors. The following changes in management and addition of directors occurred during our fiscal year 2009:

•	On April 24, 2009, our Board of Directors promoted Gregory W. Cappelli to the position of Co-Chief Executive Officer. Mr. Cappelli had previously been serving as the Executive Vice President of Global Strategy and Assistant to the Executive Chairman. Mr. Cappelli continues to serve as Chairman of Apollo Global and Director of Apollo Group.

•	On March 26, 2009, our Board of Directors promoted Joseph L. D’Amico to President and Chief Operating Officer, Brian L. Swartz to Senior Vice President, Chief Financial Officer and Treasurer, and Gregory J. Iverson to Vice President, Chief Accounting Officer and Controller. Mr. D’Amico had previously been serving as President and Chief Financial Officer, Mr. Swartz had previously been serving as Senior Vice President of Finance and Chief Accounting Officer, and Mr. Iverson had previously been serving as Vice President and Corporate Controller.

•	On March 25, 2009, Frederick J. Newton commenced employment as Senior Vice President of Human Resources.

•	On March 11, 2009, our Class B Shareholders reelected our existing ten incumbent directors to the Board of Directors and elected three additional directors: Terri C. Bishop, our Executive

Vice President of External Affairs, and independent directors, Stephen J. Giusto and Manuel F. Rivelo.

5.	BPP. On July 30, 2009, our majority-owned subsidiary, Apollo Global, acquired all of the outstanding shares of BPP, a United Kingdom-headquartered provider of education and training to professionals in the legal and finance industries, for a purchase price of $601.6 million. Refer to Note 3, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for additional information.

6.	Incentive Compensation False Claims Act Lawsuit Settlement Discussions. In September 2009, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the parties reached an agreement in principle regarding the financial terms of a potential settlement. Significant other terms remain to be negotiated, and there is no certainty that a final agreement will be reached. During the fourth quarter of fiscal year 2009, based on the settlement discussions to resolve this matter, we recorded a pre-tax charge of $80.5 million which represents our best estimate of the loss related to this matter. The actual amount of this loss will not be known until a final settlement agreement, if any, is reached. Refer to Note 18, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

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

Revenue Recognition

Our educational programs, primarily composed of University of Phoenix programs, range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and instructional costs and services. Total employee tuition benefits were $90.5 million, $77.9 million and $63.8 million for fiscal years 2009, 2008 and 2007, respectively.

The following table presents the most significant components of net revenue, and each component as a percentage of total net revenue, for the fiscal years 2009, 2008 and 2007:

	Year Ended August 31,
($ in millions)	2009		2008		2007

Tuition and educational services revenue	$3,835.7	96%	$2,996.1	95%	$2,553.1	94%
Educational materials revenue	226.4	6%	184.4	6%	161.0	6%
Services revenue	83.2	2%	77.7	3%	73.6	2%
Other revenue	28.3	1%	43.9	1%	48.5	2%

Gross Revenue	4,173.6	105%	3,302.1	105%	2,836.2	104%
Less: Discounts	(199.4)	(5)%	(161.2)	(5)%	(112.4)	(4)%

Net revenue	$3,974.2	100%	$3,140.9	100%	$2,723.8	100%

Tuition and educational services revenue encompasses both online and classroom-based learning. For our University of Phoenix and Western International University operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

BPP recognizes tuition revenue as services are provided over the course of the program, which varies depending on the program structure. For our remaining Apollo Global operations, tuition revenue is recognized over the length of the course, which is typically over a period of a semester.

For Insight Schools, we generate the majority of our tuition and educational services revenue through long-term contracts with school districts or not-for-profit organizations. The term for these contracts ranges from 5 to 10 years with provisions for renewal thereafter. We recognize revenue under these contracts over the period during which educational services are provided to students, which generally commences in August or September and ends in May or June.

Educational materials revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized as the services are provided.

Other revenue consists of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time it takes for a student to complete a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. Revenue from these sources is recognized as the services are provided.

Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, grants, institutional scholarships and promotions.

Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student dropped or withdrew after attending one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they dropped or withdrew after attending two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student drops or withdraws from a class. This new refund policy applies to students in most, but not all states, as some states require different policies.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period and the tuition price per credit hour.

Net revenue excludes applicable state and city sales taxes. Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we consider and evaluate the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from University of Phoenix or Western International University, Title IV rules determine if we are required to return a portion of Title IV funds to the lenders. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies.

For the purpose of sensitivity, a one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2009 would have resulted in a pre-tax change in income of $3.8 million. Additionally, if our bad debt expense were to change by one percent of total net revenue for the fiscal year ended August 31, 2009, we would have recorded a pre-tax change in income of approximately $39.7 million.

Goodwill and Intangible Assets

•	Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets to our respective reporting units. Please refer to Note 19, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for further discussion. Our goodwill by reportable segment is summarized in the table below:

	Annual	August 31, 2009	August 31, 2008
	Impairment	Goodwill	Goodwill
Reportable Segment Goodwill Balance is Recorded in	Test Date	Balance	Balance
($ in thousands)

University of Phoenix	May 31	$37,018	$37,018
Apollo Global — BPP(1)	July 1	421,836	—
Apollo Global — Other
UNIACC	May 31	11,197	1,635
ULA	May 31	22,674	17,682
Insight Schools	May 31	12,742	12,742
Other Schools
CFFP	August 31	15,310	15,310
Western International University	May 31	1,581	1,581

		$522,358	$85,968

(1)	As BPP was recently acquired on July 30, 2009, we did not perform an annual goodwill impairment test for BPP during fiscal year 2009.

Goodwill is tested annually for impairment unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. We test for goodwill impairment by applying a two-step test. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

During fiscal year 2009, we completed our annual goodwill impairment tests for each of our reporting units, with the exception of BPP which was recently acquired on July 30, 2009. To determine the fair value of our reporting units, we rely primarily on using discounted cash flow valuation methods which requires management to make subjective judgments relating to future cash flows based on our knowledge of the business and current plans to operate the business, growth rates, economic and market conditions, and applicable discount rates. Changes in these estimates could materially affect the determination of fair value or goodwill impairment, or both. Generally, our goodwill impairment tests used discount rates ranging from 15.0% to 15.5%, perpetuity growth rates ranging from 1% to 3% and if applicable, terminal values that were calculated based on discounted cash flows. The discount rates were determined based on Apollo Group’s weighted average cost of capital, adjusted for company specific and macro-economic risks inherent in the specific reporting unit. An increase of 100 basis points in the discount rates used in these analyses, with the exception of BPP, would result in an approximate $20 million decrease in the estimated aggregate fair value of those reporting units. We consider the use of this level of sensitivity in the discount rate reasonable considering the strength of Apollo Group’s sustained operations and the probability weighting methodology used in our impairment tests.

For certain of our goodwill impairment tests, we used a combination of the discounted cash flow analysis and market-based approach, and applied a 75%/25% weighting factor to the respective approaches. To assess the reasonableness of our fair value analysis, when appropriate, we may evaluate our results against other measurement indicators such as comparable company public trading values, analyst estimates and values observed in private market transactions.

At the time of the respective reporting unit’s annual impairment test date, the fair value of each of these reporting units exceeded the carrying value of their respective net assets resulting in no goodwill impairment charges recorded. Additionally, for all of our reporting units, the fair value exceeded the carrying value by a sufficient margin, with the exception of CFFP as discussed below. The results of the annual impairment tests indicate that the current economic downturn has not had a significant long-term adverse impact on the fair value of these reporting units, although we observed a narrowing of the margin between fair value and carrying value for certain of our reporting units.

Insight Schools has encountered a number of administrative challenges in its compliance activities in the course of expanding its business. These challenges and start-up expenses have limited its growth rate and resulted in decreased revenue and increased operating expenses. We considered this factor in our annual goodwill impairment test of Insight Schools and determined that the goodwill balance is not impaired. Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools.

With the exception of CFFP, Apollo Group was not required to perform interim goodwill impairment tests for its other reporting units, including BPP, during fiscal year 2009. We consider certain triggering events when evaluating whether an interim impairment analysis is warranted, including, among others, a significant decrease in the market capitalization of Apollo Group based on events specific to Apollo Group’s operations; adverse changes in the accreditation, regulatory or legal environments and overall business climate; unexpected competition; loss of key management personnel and changes in the market acceptance of our educational programs.

At August 31, 2009, our CFFP reporting unit had goodwill of approximately $15.3 million. The economic downturn has caused the demand for CFFP’s financial planning education programs and materials to diminish throughout fiscal year 2009 because CFFP’s primary customers come from the financial services industry. Accordingly, we performed interim goodwill impairment tests as of November 30, 2008, February 28, 2009 and May 31, 2009 and evaluated and determined that the CFFP goodwill balance was not impaired. As of August 31, 2009, we performed our annual goodwill impairment test of CFFP using a consistent methodology as our previous interim tests and determined that the fair value of the CFFP reporting unit continued to exceed the carrying value of its net assets by a narrow margin.

•	Indefinite-Lived Intangible Assets — Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and primarily include trademarks and foreign regulatory accreditations and designations as a result of the BPP, UNIACC and ULA acquisitions. At August 31, 2009 and 2008, our indefinite-lived intangible asset balances were $145.5 million and $6.6 million, respectively.

We assign indefinite lives to acquired trademarks, accreditations and designations that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible asset; and when we intend to renew the respective trademark, accreditation or designation and renewal can be accomplished at little cost. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. To determine the fair value of these intangible assets, we use various valuation models, such as discounted cash flow analysis or the relief-from-royalty method. We perform our annual indefinite-lived intangible asset impairment tests for each reporting unit on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.

During fiscal year 2009, we completed our annual impairment tests for our indefinite-lived intangible assets at ULA and UNIACC totaling $13.3 million and determined there was no impairment. Apollo did not perform an annual impairment test of the indefinite-lived intangible assets recently acquired in the BPP acquisition on July 30, 2009 nor were we required to perform interim impairment tests for any of our indefinite-lived intangible assets during fiscal year 2009.

•	Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years.

At August 31, 2009 and 2008, our finite-lived intangible asset balances were $58.2 million and $16.5 million, respectively. As further discussed in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, we will adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), with respect to using fair value measurements in the valuation techniques associated with our annual goodwill and indefinite-lived intangible assets impairment tests effective September 1, 2009.

Other Long-Lived Asset Impairments

We evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. At August 31, 2009, we believe the carrying amounts of our long-lived assets are fully recoverable and no impairment exists.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred.

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

We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense for all share-based awards over the vesting period.

We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. We generally use the simplified mid-point method to estimate expected term of stock options. The simplified method uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed, and we have opted to use this method for stock options granted to management in fiscal years 2009 and 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of awards. We expect to continue to use this method until sufficient reliable historical data is available that will enable us to estimate expected term by a more precise method

We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. We estimate expected forfeitures of share-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

We used the following weighted average assumptions in the Black-Scholes-Merton option pricing model for stock options granted in each fiscal year:

	Year Ended August 31,
	2009	2008	2007

Expected volatility	47.7%	44.2%	32.7%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	2.2%	2.9%	4.9%
Dividend yield	0.0%	0.0%	0.0%

The assumptions that have the most significant affect on the fair value of the grants and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the Black-Scholes-Merton option pricing model assumptions would affect the weighted average per option fair values as of the grant date for grants made during fiscal year 2009:

	Expected Volatility
Expected Life (Years)	42.9%	47.7%	52.5%

3.7	$23.57	$25.72	$27.83
4.2	25.07	27.32	29.52
4.7	26.48	28.81	31.09

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for recent accounting pronouncements.

Results of Operations

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the fiscal years ended August 31, 2009, 2008 and 2007. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of changes in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Most of our other subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.

We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.

•	Instructional costs and services — consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom and faculty administration lease expenses and depreciation, bad debt expense, financial aid processing costs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs — consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs — consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.

For the fiscal year ended August 31, 2009 compared to the fiscal year ended August 31, 2008

Analysis of Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
(in millions, except per share data)	2009	2008	2009	2008	Change

Net revenue	$3,974.2	$3,140.9	100.0%	100.0%	26.5%

Costs and expenses:
Instructional costs and services	1,603.7	1,370.9	40.3%	43.6%	17.0%
Selling and promotional	960.4	805.4	24.2%	25.6%	19.2%
General and administrative	290.1	215.2	7.3%	6.9%	34.8%
Estimated litigation loss	80.5	—	2.0%	—	*

Total costs and expenses	2,934.7	2,391.5	73.8%	76.1%	22.7%

Income from operations	1,039.5	749.4	26.2%	23.9%	38.7%
Interest income	12.6	30.1	0.3%	1.0%	(58.1)%
Interest expense	(4.5)	(3.5)	(0.1)%	(0.1)%	28.6%
Other, net	(7.8)	6.8	(0.2)%	0.2%	*

Income before income taxes and minority interest	1,039.8	782.8	26.2%	25.0%	32.8%
Provision for income taxes	(446.0)	(306.9)	(11.2)%	(9.8)%	45.3%
Minority interest, net of tax	4.5	0.6	0.1%	—	*

Net income	$598.3	$476.5	15.1%	15.2%	25.6%

Diluted income per share	$3.75	$2.87	*	*	30.7%

*	not meaningful

Net Revenue

Our net revenue increased $833.3 million, or 26.5%, in fiscal year 2009 compared to fiscal year 2008. University of Phoenix represented approximately 95% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price and other fee changes. Net revenue also increased $54.0 million primarily from Apollo Global earning a full year of revenue from acquisitions completed in fiscal year 2008. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.

Instructional Costs and Services

Instructional costs and services increased $232.8 million, or 17.0%, in fiscal year 2009 compared to fiscal year 2008, but represents a 330 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix continuing to leverage its fixed costs, such as certain employee wages, classroom space and depreciation expense, and a decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor. This was partially offset by increases in expense as a percentage of net revenue at Apollo Global associated with its start-up, development and other infrastructure and support costs, as well as an increase as a percentage of net revenue in bad debt expense. Our bad debt expense was 3.8% of net revenue in fiscal year 2009 compared to 3.3% of net revenue in fiscal year 2008.

Selling and Promotional

Selling and promotional expenses increased $155.0 million, or 19.2%, in fiscal year 2009 compared to fiscal year 2008, but represents a 140 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness. Additionally, investments we have made in our corporate marketing function have resulted in more effective advertising.

General and Administrative

General and administrative expenses increased $74.9 million, or 34.8%, in fiscal year 2009 compared to fiscal year 2008 representing a 40 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to (a) administrative expenses to support our strategic growth initiatives and enhance our corporate governance, (b) increased legal costs in connection with defending ourselves in legal matters described elsewhere in this report, and (c) the write-off of $9.4 million of information technology fixed assets that resulted primarily from our rationalization of software.

Estimated Litigation Loss

In connection with the Incentive Compensation False Claims Act Lawsuit, we recorded an accrual of $80.5 million in fiscal year 2009 based on settlement discussions to resolve this matter. See Note 18, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Interest Income

Interest income decreased $17.5 million in fiscal year 2009 compared to fiscal year 2008. The decrease is primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted cash) during the respective periods. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our average interest rate yield for fiscal year 2009 below 1%.

Interest Expense

Interest expense increased $1.0 million in fiscal year 2009 compared to fiscal year 2008 due to an increase in average borrowings during the respective periods, principally due to debt incurred by subsidiaries of Apollo Global and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”). Subsequent to August 31, 2009, we repaid the U.S. dollar denominated debt on our Bank Facility of $393 million that was outstanding at August 31, 2009. Refer to Liquidity, Capital Resources, and Financial Position for further discussion.

Other Expense, Net

The loss in fiscal year 2009 was primarily attributable to $6.9 million of expense incurred for the purchase of a call option to hedge against foreign currency fluctuations related to the BPP acquisition. The remaining loss primarily relates to net foreign currency losses related to our international operations. The income in fiscal year 2008 was primarily attributable to other income of $9.5 million from the forfeiture of an escrow deposit provided in connection with a now cancelled agreement to sell and leaseback our headquarters, which was partially offset by net foreign currency losses related to our international operations

Provision for Income Taxes

Our effective income tax rate for the fiscal year ended August 31, 2009 was 42.9% compared to 39.2% for the fiscal year ended August 31, 2008. The increase was primarily attributable to the following items:

•	The estimated tax impact on the estimated litigation loss;
•	An increase in state taxes due to the allocation of our online operations income amongst various U.S. state and local jurisdictions;
•	A reduction in our tax exempt interest income;

•	An increase in net operating losses for which we cannot currently take a tax benefit; and
•	Certain compensation that may not meet the requirements for deductibility under Internal Revenue Code Section 162(m).

Minority Interest, net of tax

The minority interest increased in fiscal year 2009 compared to fiscal year 2008 due to an increase in Apollo Global’s net losses in fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.

Analysis of Operating Results by Segment

	Year Ended August 31,		$	%
($ in millions)	2009	2008	Change	Change

Net revenue
University of Phoenix	$3,766.6	$2,987.7	$778.9	26.1%
Apollo Global:
BPP	13.1	—	13.1	*
Other	54.3	13.4	40.9	305.2%

Total Apollo Global	67.4	13.4	54.0	403.0%
Insight Schools	20.6	7.5	13.1	174.7%
Other Schools	116.8	122.5	(5.7)	(4.7)%
Corporate(1)	2.8	9.8	(7.0)	(71.4)%

Total net revenue	$3,974.2	$3,140.9	$833.3	26.5%

Income (loss) from operations
University of Phoenix	$1,131.3	$817.6	$313.7	38.4%
Apollo Global:
BPP	(6.6)	—	(6.6)	*
Other	(11.5)	(1.9)	(9.6)	(505.3)%

Total Apollo Global	(18.1)	(1.9)	(16.2)	(852.6)%
Insight Schools	(28.6)	(18.9)	(9.7)	(51.3)%
Other Schools	7.0	20.3	(13.3)	(65.5)%
Corporate(1)	(52.1)	(67.7)	15.6	23.0%

Total income from operations	$1,039.5	$749.4	$290.1	38.7%

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.

*	not meaningful

University of Phoenix

The $778.9 million, or 26.1%, increase in net revenue in our University of Phoenix segment was primarily due to enrollment growth as detailed below:

	Degreed Enrollment			Combined New Degreed Enrollment(1)
	Quarter Ended August 31,		%	Year Ended August 31,		%
(rounded to the nearest hundred)	2009	2008	Change	2009	2008	Change
Associate’s	201,200	146,500	37.3%	191,700	143,400	33.7%
Bachelor’s	163,600	141,800	15.4%	108,900	92,400	17.9%
Master’s	71,200	67,700	5.2%	51,900	49,400	5.1%
Doctoral	7,000	6,100	14.8%	3,300	3,000	10.0%

Total	443,000	362,100	22.3%	355,800	288,200	23.5%

(1)	Calculated as the sum of each quarter’s New Degreed Enrollment during the fiscal year.

Enrollment growth in Degreed Enrollment and New Degreed Enrollment is in part the result of investments in enhancing and expanding University of Phoenix academic quality and service offerings, which has attracted new students and increased student retention. Enhancements in our marketing effectiveness have also contributed to the increases. Also, we believe that a portion of the increase is due to the current economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects, and that this element of our growth may diminish as the economy and the employment outlook improve in the U.S.

In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price and other fee changes implemented in July 2009 and July 2008, depending on geographic area, program, and degree level. In the aggregate, the July 2009 selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%. The July 2008 selective tuition price and other fee changes included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The impact of these price and other fee changes on future net revenue and operating income will continue to be impacted by changes in enrollment, changes in student mix within programs and degree levels, and changes in discounts. The increase in net revenue was partially offset by a continued shift in our student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 45.4% of Degreed Enrollment during the quarter ended August 31, 2009, compared to 40.5% during the quarter ended August 31, 2008. In addition, associate’s Degreed Enrollment increased 37.3% in the quarter ended August 31, 2009 compared to the quarter ended August 31, 2008.

Income from operations in our University of Phoenix segment increased $313.7 million, or 38.4%, during fiscal year 2009 compared to fiscal year 2008. The increase in income from operations was positively impacted by the following:

•	Economies of scale associated with the 26.1% increase in University of Phoenix net revenue as many costs remain relatively fixed such as certain employee wages, classroom space and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	A decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;

•	Investments in our corporate marketing function that have produced more effective and efficient advertising resulting in a decrease in advertising expense as a percentage of net revenue; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs, as well as an increase in the average tenure of enrollment counselors.

Income from operations was negatively impacted by the $80.5 million estimated litigation loss recorded in connection with the Incentive Compensation False Claims Act Lawsuit. See Note 18, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion. Income from operations was also negatively impacted by increased bad debt expense as a percentage of net revenue resulting from the continued economic downturn, the continuing increase in enrollment in our associate’s degree programs and lower collection rates on aged accounts receivable.

Apollo Global

Apollo Global net revenue increased $54.0 million during fiscal year 2009 compared to fiscal year 2008. The net revenue was generated by BPP, which was acquired on July 30, 2009 and UNIACC and ULA, which was acquired in the third and fourth quarters of fiscal year 2008, respectively.

The $18.1 million loss from operations for Apollo Global during fiscal year 2009 was primarily due to the following:

•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation;
•	Investment in BPP, UNIACC and ULA including, but not limited to, initiatives to expand offerings and enhance academic quality and marketing.

Insight Schools

The $13.1 million increase in net revenue in our Insight Schools segment during fiscal year 2009 compared to fiscal year 2008 was primarily due to an increase in the number of schools served in fiscal year 2009 and an aggregate increase in enrollment in the schools that were in operation during fiscal years 2009 and 2008.

The increase in the loss from operations was primarily due to increased regulatory compliance costs and additional start-up costs for items such as faculty, office space and depreciation, and other infrastructure and support costs to grow this business.

Insight Schools has encountered a number of administrative challenges in its compliance activities in the course of expanding its business. These challenges resulted in a decrease in the number of states in which Insight Schools serves students during fiscal year 2009. These challenges have limited the growth rate of the Insight Schools business and increased its operating expenses. We believe Insight Schools will continue to generate operating losses in the near term.

Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools. There is no assurance that we will be able to sell these operations on terms acceptable to us or at all. In addition to the costs incurred in connection with such a disposition, we may realize a loss on sale. As of August 31, 2009, the goodwill balance of Insight Schools was $12.7 million. If we are unable to dispose of these operations on terms acceptable to us, we may decide to continue providing some or all of the services now provided by Insight Schools under its service contracts for the remainder of the terms of such contracts, which have remaining terms of 1 to 9 years.

Other Schools

The $5.7 million decrease in net revenue in our Other Schools segment was primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. In April 2006, we began offering associate’s degree programs at University of Phoenix instead of Western International University; however, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix. Additionally, CFFP’s net revenue declined due to a decrease in demand for CFFP’s financial planning education programs and materials as a result of the current economic downturn.

The decrease in income from operations in our Other Schools segment was primarily due to our investments in developing Meritus University and the decrease in net revenue discussed above.

For the fiscal year ended August 31, 2008 compared to the fiscal year ended August 31, 2007

Analysis of Consolidated Statements of Income

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
(in millions, except per share data)	2008	2007	2008	2007	Change

Net revenue	$3,140.9	$2,723.8	100.0%	100.0%	15.3%

Costs and expenses:
Instructional costs and services	1,370.9	1,237.5	43.6%	45.4%	10.8%
Selling and promotional	805.4	659.1	25.6%	24.2%	22.2%
General and administrative	215.2	201.5	6.9%	7.4%	6.8%

Total costs and expenses	2,391.5	2,098.1	76.1%	77.0%	14.0%

Income from operations	749.4	625.7	23.9%	23.0%	19.8%
Interest income	30.1	31.2	1.0%	1.1%	(3.5)%
Interest expense	(3.5)	(0.2)	(0.1)%	—	*
Other, net	6.8	0.6	0.2%	—	*

Income before income taxes and minority interest	782.8	657.3	25.0%	24.1%	19.1%
Provision for income taxes	(306.9)	(248.5)	(9.8)%	(9.1)%	23.5%
Minority interest, net of tax	0.6	—	—	—	*

Net income	$476.5	$408.8	15.2%	15.0%	16.6%

Diluted income per share	$2.87	$2.35	*	*	22.1%

*	not meaningful

Net Revenue

Our net revenue increased $417.1 million, or 15.3% in fiscal year 2008 compared to fiscal year 2007. University of Phoenix represented approximately 95% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Net revenue also increased due to acquisitions by Apollo Global completed during the third and fourth quarters of fiscal year 2008, which contributed $13.4 million in net revenue in fiscal year 2008. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.

Instructional Costs and Services

Instructional costs and services increased $133.4 million, or 10.8%, in fiscal year 2008 compared to fiscal year 2007, but represents a 180 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix leveraging its fixed costs, such as certain employee wages, classroom space and depreciation expense. Additionally, bad debt decreased to 3.3% of net revenue in fiscal year 2008 compared to 4.4% of net revenue in fiscal year 2007 due to increased focus on collections.

Selling and Promotional

Selling and promotional expenses increased $146.3 million, or 22.2%, in fiscal year 2008 compared to fiscal year 2007 representing a 140 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to increases as a percentage of net revenue in enrollment counselors’ compensation, advertising expenses and additional marketing costs.

General and Administrative

General and administrative expenses increased $13.7 million, or 6.8%, in fiscal year 2008 compared to fiscal year 2007, but represents a 50 basis point decrease as a percentage of net revenue. Additionally, general and administrative expenses in fiscal year 2007 included $33.8 million of expense related to the following items that were unusual in nature: costs associated with the restatement of our financial statements, stock option modifications, and a fair value adjustment for former employee stock options. Excluding these unusual items, general and administrative expenses increased 70 basis points as a percentage of net revenue primarily due to increased costs to support our strategic growth initiatives and enhance our corporate governance, as well as increased legal costs in connection with defending ourselves in legal matters described elsewhere in this report.

Interest Income

Interest income decreased $1.1 million in fiscal year 2008 compared to fiscal year 2007 due to lower average balances and lower yields on our cash and cash equivalents (including restricted cash) and marketable securities.

Interest Expense

Interest expense increased $3.3 million in fiscal year 2008 compared to fiscal year 2007 due to an increase in average borrowings, including capital leases, during the respective periods.

Other Income, Net

The income in fiscal year 2008 was primarily attributable to other income of $9.5 million from the forfeiture of an escrow deposit provided in connection with a now cancelled agreement to sell and leaseback our headquarters, which was partially offset by net foreign currency losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for fiscal year 2008 was 39.2% compared to 37.8% for fiscal year 2007. This increase was primarily the result of a decrease in tax exempt interest and an increase in non-deductible foreign losses.

Minority Interest, net of tax

The minority interest during fiscal year 2008 was due to Apollo Global’s net losses. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.

Analysis of Operating Results by Segment

The table below details our operating results by segment for the periods indicated:

	Year Ended August 31,		$	%
($ in millions)	2008	2007	Change	Change

Net revenue
University of Phoenix	$2,987.7	$2,537.8	$449.9	17.7%
Apollo Global	13.4	—	13.4	*
Insight Schools	7.5	2.0	5.5	275.0%
Other Schools	122.5	182.6	(60.1)	(32.9)%
Corporate(1)	9.8	1.4	8.4	600.0%

Total net revenue	$3,140.9	$2,723.8	$417.1	15.3%

Income (loss) from operations
University of Phoenix	$817.6	$656.3	$161.3	24.6%
Apollo Global	(1.9)	—	(1.9)	*
Insight Schools	(18.9)	(6.3)	(12.6)	(200.0)%
Other Schools	20.3	42.7	(22.4)	(52.5)%
Corporate(1)	(67.7)	(67.0)	(0.7)	(1.0)%

Total income from operations	$749.4	$625.7	$123.7	19.8%

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.

*	not meaningful

University of Phoenix

The $449.9 million, or 17.7%, increase in net revenue in our University of Phoenix segment was primarily due to enrollment growth as detailed below:

	Degreed Enrollment			Combined New Degreed Enrollment(1)
	Quarter Ended August 31,		%	Year Ended August 31,		%
(rounded to the nearest hundred)	2008	2007	Change	2008	2007	Change
Associate’s	146,500	104,500	40.2%	143,400	116,000	23.6%
Bachelor’s	141,800	138,700	2.2%	92,400	90,900	1.7%
Master’s	67,700	65,300	3.7%	49,400	48,800	1.2%
Doctoral	6,100	5,200	17.3%	3,000	2,800	7.1%

Total	362,100	313,700	15.4%	288,200	258,500	11.5%

(1)	Calculated as the sum of each quarter’s New Degreed Enrollment during the fiscal year.

The increase in net revenue is also a result of selective tuition price increases implemented in July 2008, depending on geographic area, program, and degree level. The selective tuition price increases included an approximate 10% increase in associate’s degree tuition price and increases averaging 4% to 5% for bachelor’s and master’s degree programs. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 40.5% of Degreed Enrollment during the quarter ended August 31, 2008, compared to 33.3% during the quarter ended August 31,

2007. In addition, associate’s Degreed Enrollment increased 40.2% during the quarter ended August 31, 2008 compared to the quarter ended August 31, 2007.

Income from operations in our University of Phoenix segment increased $161.3 million, or 24.6%, during fiscal year 2008 compared to fiscal year 2007. This increase in income from operations was positively impacted by the following:

•	Economies of scale associated with the 17.7% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space and depreciation when University of Phoenix grows its net revenue; and
•	A decrease as a percent of net revenue in bad debt expense; and

Income from operations was negatively impacted by increases as a percent of net revenue in enrollment counselors’ compensation and related expenses, and additional marketing costs.

Apollo Global

The $13.4 million in net revenue for Apollo Global during fiscal year 2008 was due to net revenue generated by UNIACC, which was acquired by Apollo Global in the third quarter of fiscal year 2008.

The $1.9 million loss from operations for Apollo Global during fiscal year 2008 was primarily due to the following:

•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation; and
•	Investment in UNIACC including, but not limited to, initiatives to enhance academic quality and marketing.

Insight Schools

The $5.5 million increase in net revenue in our Insight Schools segment during fiscal year 2008 compared to fiscal year 2007 was due to a full year of operating results following the acquisition of Insight Schools and an increase in the number of schools served by Insight Schools.

The increase in the loss from operations was primarily due to additional start-up costs for items such as faculty, office space and depreciation, and other infrastructure and support costs to grow this business.

Other Schools

The $60.1 million decrease in net revenue in our Other Schools segment during fiscal year 2008 compared to fiscal year 2007 was primarily due to Western International University associate’s degree program students graduating or withdrawing from the program. In April 2006, we began offering associate’s degree programs at University of Phoenix instead of Western International University; however, we have continued to service the existing associate’s degree students at Western International University until graduation, withdrawal or transfer to University of Phoenix.

The decrease in income from operations in our Other Schools segment was primarily due to the decrease in net revenue discussed above.

Liquidity, Capital Resources, and Financial Position

We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, acquisition opportunities including our commitment to Apollo Global, investments in marketing and information technology initiatives, and share repurchases.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at August 31, 2009 and 2008:

			% of Total Assets
	August 31,		August 31,		%
($ in millions)	2009	2008	2009	2008	Change

Cash and cash equivalents	$968.2	$483.2	29.7%	26.0%	100.4%
Restricted cash and cash equivalents	432.3	384.1	13.2%	20.6%	12.5%

Total	$1,400.5	$867.3	42.9%	46.6%	61.5%

Cash and cash equivalents (excluding restricted cash) increased $485.0 million primarily due to $960.2 million of cash generated from operations, $475.8 million of net proceeds from borrowings, $117.1 million from stock option exercises and $59.0 million from minority interest contributions, which was partially offset by $523.8 million used for acquisitions, $452.5 million used for the repurchase of shares of our Class A common stock, $127.3 million used for capital expenditures, and an increase of $48.2 million in restricted cash.

We measure our money market funds included in cash and restricted cash equivalents at fair value. Our money market funds totaling $1,400.5 million were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of August 31, 2009, we did not record any material adjustments to reflect these instruments at fair value.

Debt

On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.

We borrowed our entire credit line under the Bank Facility as of August 31, 2009, which included £63.0 million denominated in British Pounds related to the BPP acquisition, and, accordingly, we did not have any availability under the Bank Facility as of August 31, 2009. We have classified the U.S. dollar denominated debt on our Bank Facility of $393 million within short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets as it has been repaid subsequent to August 31, 2009.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2009 was 1.0%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions.

We also have an additional $72.1 million of variable rate debt and $13.6 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at August 31, 2009 was 2.8%.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in millions)	2009	2008	2007

Net income	$598.3	$476.5	$408.8
Non-cash items	372.4	212.8	194.2
Changes in certain operating assets and liabilities	(10.5)	36.7	(14.4)

Net cash provided by operating activities	$960.2	$726.0	$588.6

Fiscal year 2009 — Our non-cash items primarily consisted of a $152.5 million provision for uncollectible accounts receivable, $100.5 million for depreciation and amortization, $80.5 million for an estimated litigation loss, and $68.0 million for share-based compensation, which was partially offset by $18.5 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $192.3 million increase in accounts receivable, primarily due to increased enrollment, as well as a delay in disbursements of certain Title IV funds prior to year end (see further discussion below). This was partially offset by an $80.3 million increase in deferred revenue and a $59.5 million increase in student deposits, both of which were primarily due to increased enrollment, and an increase of $45.4 million in accounts payable and accrued liabilities.

Fiscal year 2008 — Our non-cash items primarily consisted of a $104.2 million provision for uncollectible accounts receivable, $79.8 million for depreciation and amortization, and $53.6 million for share-based compensation, which was partially offset by $18.6 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an $85.3 million increase in student deposits and a $35.3 million increase in deferred revenue, both of which were primarily due to increased enrollment. This was partially offset by a $105.7 million increase in accounts receivable, also primarily due to increased enrollment.

Fiscal year 2007 — Our non-cash items primarily consisted of a $120.6 million provision for uncollectible accounts receivable, $71.4 million for depreciation and amortization, and $54.0 million for share-based compensation, which was partially offset by $46.0 million of deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $150.9 million increase in accounts receivable, primarily due to increased enrollment, which was partially offset by a $73.9 million increase in student deposits and a $31.0 million increase in deferred revenue, also primarily due to increased enrollment, and a $31.2 million increase in accounts payable and accrued liabilities.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period.

As of August 31, 2009, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 32 days as compared to 29 days as of August 31, 2008. The increase in days sales outstanding is due to our accounts receivable balance increasing at a greater rate than revenue. The increase was due to both temporary as well as structural changes to our operations. Temporary items include the timing of the billing cycle relative to year-end and a more pronounced seasonal increase due to the University of Phoenix annual student financial aid system enhancements and upgrades, which temporarily postpones the processing of student financial aid requests resulting in a delay of the corresponding disbursements of Title IV loan proceeds. Additionally, University of Phoenix has implemented certain operational changes that cause an increase in our accounts receivable balance and days sales outstanding calculation.

Investing Activities

The following table provides a summary of our investing cash flows during the respective periods:

	Year Ended August 31,
($ in millions)	2009	2008	2007

Acquisitions, net of cash acquired	$(523.8)	$(93.8)	$(15.1)
Capital expenditures	(127.3)	(104.9)	(104.6)
Increase in restricted cash and cash equivalents	(48.2)	(87.7)	(58.2)
Other	8.0	25.6	46.0

Net cash used in investing activities	$(691.3)	$(260.8)	$(131.9)

Fiscal year 2009 — Cash used for investing activities primarily consisted of $523.8 million for Apollo Global’s acquisitions (including $510.1 related to the acquisition of BPP), $127.3 million for capital expenditures, and a $48.2 million increase in restricted cash and cash equivalents. This was partially offset by $8.0 million provided by net maturities of marketable securities.

Fiscal year 2008 — Cash used for investing activities primarily consisted of $104.9 million for capital expenditures (including $12.4 million for our corporate headquarters), $93.8 million for acquisitions, including Aptimus and Apollo Global’s purchases of UNIACC and ULA, and an $87.7 million increase in restricted cash and cash equivalents. This was partially offset by $25.5 million provided by net maturities of marketable securities.

Fiscal year 2007 — Cash used for investing activities primarily consisted of $104.6 million used for capital expenditures (including $43.4 million for our corporate headquarters), a $58.2 million increase in restricted cash and cash equivalents, and $15.1 million used for the purchase of Insight Schools. This was partially offset by $46.0 million provided by net maturities of marketable securities.

Financing Activities

The following table provides a summary of our financing cash flows during the respective periods:

	Year Ended August 31,
($ in millions)	2009	2008	2007

Proceeds (payments) related to borrowings, net	$475.8	$(0.4)	$—
Issuance of Apollo Group Class A common stock	117.1	103.0	7.7
Minority interest contributions	59.0	12.1	—
Purchase of Apollo Group Class A common stock	(452.5)	(454.4)	(437.7)
Other	18.5	18.7	4.0

Net cash provided by (used in) financing activities	$217.9	$(321.0)	$(426.0)

Fiscal year 2009 — Cash provided by financing activities primarily consisted of $475.8 million of net proceeds from borrowings, $117.1 million of cash received for stock option exercises and $59.0 million related to minority interest contributions. This was partially offset by $452.5 million of cash used for the repurchase of 7.2 million shares of our Class A common stock.

Fiscal year 2008 — Cash used for financing activities primarily consisted of $454.4 million of cash used for the repurchase of 9.8 million shares of our Class A common stock. This was partially offset by $103.0 million of cash received for stock option exercises.

Fiscal year 2007 — Cash used for financing activities primarily consisted of $437.7 million of cash used for the repurchase of 7.2 million shares of our Class A common stock.

Shares of Apollo Group Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years are as follows:

	Total Number			Maximum Value of
	of Shares		Average Price Paid	Shares Available
	Repurchased	Cost	per Share	for Repurchase
(numbers in millions, except per share data)

Treasury stock as of August 31, 2006	15.5	$1,054.0	$68.23	$136.1
New authorizations	—	—	—	363.9
Shares repurchased under repurchase program	7.2	437.7	61.08	(437.7)
Shares reissued	(0.5)	(30.3)	67.31	—

Treasury stock as of August 31, 2007	22.2	$1,461.4	$65.94	$62.3
New authorizations	—	—	—	892.1
Shares repurchased under repurchase program	9.8	454.4	46.25	(454.4)
Shares reissued	(2.5)	(158.5)	64.65	—

Treasury stock as of August 31, 2008	29.5	$1,757.3	$59.50	$500.0
New authorizations	—	—	—	444.4
Shares repurchased under repurchase program	7.2	444.4	61.62	(444.4)
Other share repurchases(1)	0.1	8.1	68.11	—
Shares reissued	(3.1)	(187.2)	59.96	—

Treasury stock as of August 31, 2009	33.7	$2,022.6	$59.94	$500.0

(1)	In connection with the release of vested shares of restricted stock, we repurchased approximately 119,000 shares for $8.1 million related to tax withholding requirements on these restricted stock units during the fiscal year 2009. We did not have any such repurchases during fiscal years 2008 and 2007. These repurchase transactions do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program.

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

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual cash obligations as of August 31, 2009:

	Payments Due by Fiscal Year
Contractual Obligations	2010	2011-2012	2013-2014	Thereafter	Total
($ in millions)

Debt(1)	$461.4	$15.7	$106.4	$6.4	$589.9
Operating lease obligations	147.3	264.2	167.8	177.6	756.9
Capital lease obligations(2)	2.7	10.0	22.0	113.7	148.4
Stadium naming rights(3)	6.3	13.2	14.1	101.6	135.2
Uncertain tax positions(4)	85.7	—	—	11.9	97.6
Other obligations(5)	5.4	—	1.7	1.7	8.8

Total	$708.8	$303.1	$312.0	$412.9	$1,736.8

(1)	Amounts include expected future interest payments. Please refer to Note 11, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our Debt.

(2)	The total future minimum lease obligation associated with capital leases includes lease payments for a lease agreement executed in fiscal year 2009 for a building to be constructed and for which we do not have the right to control the use of the property under the lease at August 31, 2009. The future minimum lease payments associated with this lease are $139.5 million, which includes $36.2 million of imputed interest.

(3)	Amounts consist of an agreement for 20-year naming rights to the Glendale, Arizona Sports Complex.

(4)	Amounts consist of unrecognized tax benefits, including interest and penalties, that are included in other current and other long-term liabilities in our August 31, 2009 Consolidated Balance Sheets. We are uncertain as to if or when such amounts may be settled.

(5)	Amount consists of an earn-out obligation associated with Apollo Global’s acquisition of UNIACC and undiscounted deferred compensation payments due to Dr. John G. Sperling, our founder.

We have no other material commercial commitments not included in the above table.

Federal and Private Student Loans

See the discussion of federal and private student loans in Item 1, Business, Financial Aid Programs — Domestic Postsecondary.

Item 7A —	Quantitative and Qualitative Disclosures about Market Risk

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Foreign Currency Exchange Risk

We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, our foreign currency exchange risk is related to the following exposure areas:

•	Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive income (loss);

•	Earnings volatility from the translation of income and expense items of the foreign subsidiaries using an average monthly exchange rate for the respective periods; and

•	Gains and losses resulting from foreign currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in Other, net in our Consolidated Statements of Income.

In fiscal year 2009, we recorded $11.7 million in foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are the result of general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2009.

As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, we expect the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations. The following table outlines our net asset exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars as of August 31:

($ in millions)	2009	2008

British Pound Sterling	$405.6	$—
Mexican Peso	29.2	25.3
Chilean Peso	18.4	22.3
Other foreign currencies	2.9	2.7

Apollo has not historically used derivative contracts to hedge foreign currency price changes.

In connection with the BPP acquisition, Apollo Global entered into a derivative arrangement to hedge against the variability of foreign currency exchange rate fluctuations between the U.S. Dollar and British Pound. The derivative arrangement, a call option on the British Pound, limited Apollo Global’s foreign currency exposure on the notional value of £235 million (or $390.1 million) at a 1.66 U.S. Dollar to British Pound exchange rate. This arrangement expired on July 30, 2009. To enter into this option, Apollo Global paid a non-refundable option premium of $6.9 million, which was recorded within other, net in our Consolidated Statements of Income.

Interest Rate Risk

Interest Income

As of August 31, 2009, we held $1,420.1 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During fiscal year 2009, we earned interest income of $12.6 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yields in fiscal year 2009. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.

Interest Expense

We have exposure to changing interest rates primarily associated with our variable rate debt. At August 31, 2009, we had a total outstanding debt balance of $589.1 million. The following table presents the weighted-average interest rates for our scheduled maturities by fiscal year of principal for our outstanding debt at August 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
($ in millions, except percentages)

Fixed-rate debt	$4.7	$3.3	$2.4	$2.3	$1.4	$7.2	$21.3
Average interest rate							5.1%
Variable-rate debt	$456.7	$—	$8.5	$102.6	$—	$—	$567.8
Average interest rate							1.2%

For the purpose of sensitivity, based on our outstanding variable rate debt as of August 31, 2009, including the $393 million repaid in September 2009, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $5.7 million on an annual basis.

Substantially all of our debt is variable interest rate and the carrying amount approximates fair value. Please refer to Note 9, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, for further discussion of our valuation methods.

We have not historically entered into financial arrangements to hedge our interest rate exposure. However, in connection with the BPP acquisition, we acquired an interest rate swap with a notional amount of £30.0 million ($48.9 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of August 31,

2009, the fair value of the swap is a liability of $3.5 million and is included in other current liabilities in the Consolidated Balance Sheets.

Auction-Rate Securities Risk

At August 31, 2009, for our auction-rate securities totaling $19.6 million, we used a discounted cash flow model to determine fair value which reflects illiquidity of the market at it encompassed significant unobservable inputs. Our auction-rate securities are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of these unobservable inputs would not have a material impact on our liquidity and capital resources. Please refer to Note 4, Marketable Securities, and Note 9, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data, for additional information.

We will continue to monitor our investment portfolio. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.

Item 8 —	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 27, 2009

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
($ in thousands, except share data)	2009	2008

ASSETS:
Current assets
Cash and cash equivalents	$968,246	$483,195
Restricted cash and cash equivalents	432,304	384,155
Marketable securities, current portion	—	3,060
Accounts receivable, net	298,270	221,919
Deferred tax assets, current portion	88,022	55,434
Prepaid taxes	57,658	—
Other current assets	35,517	21,780

Total current assets	1,880,017	1,169,543
Property and equipment, net	557,507	439,135
Marketable securities, less current portion	19,579	25,204
Goodwill	522,358	85,968
Intangible assets, net	203,671	23,096
Deferred tax assets, less current portion	66,254	89,499
Other assets (2008 includes receivable from related party of $17,762)	13,991	27,967

Total assets	$3,263,377	$1,860,412

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$461,365	$15,488
Accounts payable	66,928	46,589
Accrued liabilities	268,418	121,200
Income taxes payable	—	6,111
Student deposits	491,639	413,302
Deferred revenue	333,041	231,179
Other current liabilities	133,887	31,740

Total current liabilities	1,755,278	865,609
Long-term debt	127,701	15,428
Deferred tax liabilities	55,636	2,743
Other long-term liabilities	100,149	130,467

Total liabilities	2,038,764	1,014,247

Commitments and contingencies (Note 18)
Minority interest	67,003	11,956
Shareholders’ equity
Preferred stock, no par value, 1,000,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000,000 shares authorized; 188,007,000 issued as of August 31, 2009 and 2008 and 154,260,000 and 158,471,000 outstanding as of August 31, 2009 and 2008, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000,000 shares authorized; 475,000 issued and outstanding as of August 31, 2009 and 2008	1	1
Additional paid-in capital	1,139	—
Apollo Group Class A treasury stock, at cost, 33,746,000 and 29,536,000 shares as of August 31, 2009 and 2008, respectively	(2,022,623)	(1,757,277)
Retained earnings	3,195,043	2,595,340
Accumulated other comprehensive loss	(16,053)	(3,958)

Total shareholders’ equity	1,157,610	834,209

Total liabilities and shareholders’ equity	$3,263,377	$1,860,412

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
($ in thousands, except per share data)	2009	2008	2007

Net revenue	$3,974,202	$3,140,931	$2,723,793

Costs and expenses:
Instructional costs and services	1,603,701	1,370,878	1,237,491
Selling and promotional	960,437	805,395	659,059
General and administrative	290,104	215,192	201,546
Estimated litigation loss (Note 18)	80,500	—	—

Total costs and expenses	2,934,742	2,391,465	2,098,096

Income from operations	1,039,460	749,466	625,697
Interest income	12,591	30,079	31,172
Interest expense	(4,460)	(3,450)	(232)
Other, net	(7,776)	6,759	660

Income before income taxes and minority interest	1,039,815	782,854	657,297
Provision for income taxes	(445,985)	(306,927)	(248,487)
Minority interest, net of tax	4,489	598	—

Net income	$598,319	$476,525	$408,810

Earnings per share:
Basic income per share	$3.79	$2.90	$2.37

Diluted income per share	$3.75	$2.87	$2.35

Basic weighted average shares outstanding	157,760	164,109	172,309

Diluted weighted average shares outstanding	159,514	165,870	173,603

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2009	2008	2007

Net income	$598,319	$476,525	$408,810
Other comprehensive loss (net of tax):
Currency translation loss	(11,705)	(1,704)	(247)
Unrealized loss on auction-rate securities	(390)	(973)	—

Comprehensive income	$586,224	$473,848	$408,563

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Apollo Group				Treasury Stock
	Class A		Class B		Apollo Group				Accumulated
	Nonvoting		Voting		Class A		Additional		Other	Total
		Stated		Stated		Stated	Paid-in	Retained	Comprehensive	Shareholders’
($ in thousands)	Shares	Value	Shares	Value	Shares	Value	Capital	Earnings	Loss	Equity

Balance as of August 31, 2006	188,007	$103	475	$1	15,449	$(1,054,046)	$—	$1,659,349	$(1,034)	$604,373
Treasury stock purchases	—	—	—	—	7,167	(437,735)	—	—	—	(437,735)
Treasury stock issued under stock purchase plans	—	—	—	—	(31)	2,137	(605)	—	—	1,532
Treasury stock issued under stock option plans	—	—	—	—	(352)	23,605	(45,625)	28,226	—	6,206
Tax benefits of stock options exercised	—	—	—	—	—	—	2,021	—	—	2,021
Settlement of liability-classified awards through the issuance of treasury stock	—	—	—	—	(70)	4,671	2,340	—	—	7,011
Cash settlement of stock options through tender offer repricing	—	—	—	—	—	—	(358)	—	—	(358)
Share-based compensation	—	—	—	—	—	—	54,027	—	—	54,027
Reclassification of equity awards to a liability	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(247)	(247)
Net income	—	—	—	—	—	—	—	408,810	—	408,810

Balance as of August 31, 2007	188,007	$103	475	$1	22,163	$(1,461,368)	$—	$2,096,385	$(1,281)	$633,840
Treasury stock purchases	—	—	—	—	9,824	(454,362)	—	—	—	(454,362)
Treasury stock issued under stock purchase plans	—	—	—	—	(103)	6,339	(773)	—	—	5,566
Treasury stock issued under stock option plans	—	—	—	—	(2,348)	152,114	(77,141)	22,430	—	97,403
Tax benefits of stock options exercised	—	—	—	—	—	—	5,907	—	—	5,907
Reclassification of liability awards to equity	—	—	—	—	—	—	16,655	—	—	16,655
Share-based compensation	—	—	—	—	—	—	53,570	—	—	53,570
Options assumed through acquisition	—	—	—	—	—	—	1,782	—	—	1,782
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,704)	(1,704)
Unrealized loss on auction-rate securities, net of tax	—	—	—	—	—	—	—	—	(973)	(973)
Net income	—	—	—	—	—	—	—	476,525	—	476,525

Balance as of August 31, 2008	188,007	$103	475	$1	29,536	$(1,757,277)	$—	$2,595,340	$(3,958)	$834,209
Treasury stock purchases	—	—	—	—	7,331	(452,487)	—	—	—	(452,487)
Treasury stock issued under stock purchase plans	—	—	—	—	(90)	5,384	77	—	—	5,461
Treasury stock issued under stock option plans	—	—	—	—	(3,031)	181,757	(71,526)	1,384	—	111,615
Tax benefits of stock options exercised	—	—	—	—	—	—	4,550	—	—	4,550
Share-based compensation	—	—	—	—	—	—	68,038	—	—	68,038
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(11,705)	(11,705)
Unrealized loss on auction-rate securities, net of tax	—	—	—	—	—	—	—	—	(390)	(390)
Net income	—	—	—	—	—	—	—	598,319	—	598,319

Balance as of August 31, 2009	188,007	$103	475	$1	33,746	$(2,022,623)	$1,139	$3,195,043	$(16,053)	$1,157,610

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net income	$598,319	$476,525	$408,810
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	68,038	53,570	54,027
Excess tax benefits from share-based compensation	(18,543)	(18,648)	(4,022)
Depreciation and amortization	100,543	79,816	71,383
Loss on fixed assets write-off	9,416	—	—
Amortization of deferred gain on sale-leaseback	(1,715)	(1,786)	(1,763)
Non-cash foreign currency (gain) loss, net	(62)	2,825	—
Provision for uncollectible accounts receivable	152,490	104,201	120,614
Estimated litigation loss (Note 18)	80,500	—	—
Minority interest, net of tax	(4,489)	(598)	—
Deferred income taxes	(13,799)	(6,624)	(46,040)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(192,289)	(105,726)	(150,943)
Other assets	9,945	(7,285)	(1,912)
Accounts payable and accrued liabilities	45,406	(14,155)	31,174
Income taxes payable	(30,848)	21,667	(2,440)
Student deposits	59,458	85,294	73,878
Deferred revenue	80,315	35,281	31,003
Other liabilities	17,542	21,649	4,853

Net cash provided by operating activities	960,227	726,006	588,622

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(127,356)	(104,879)	(104,551)
Acquisitions, net of cash acquired	(523,795)	(93,763)	(15,079)
Purchase of marketable securities	—	(875,205)	(1,575,635)
Maturities of marketable securities	8,035	900,715	1,621,636
Increase in restricted cash and cash equivalents	(48,149)	(87,686)	(58,163)
Purchase of other assets	—	—	(143)

Net cash used in investing activities	(691,265)	(260,818)	(131,935)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(37,341)	(251,435)	—
Proceeds from borrowings	513,170	250,991	—
Class A common stock purchased for treasury	(452,487)	(454,362)	(437,735)
Issuance of Apollo Group Class A common stock	117,076	102,969	7,738
Minority interest contributions	58,980	12,149	—
Excess tax benefits from share-based compensation	18,543	18,648	4,022

Net cash provided by (used in) financing activities	217,941	(321,040)	(425,975)

Exchange rate effect on cash and cash equivalents	(1,852)	(272)	(451)

Net increase in cash and cash equivalents	485,051	143,876	30,261
Cash and cash equivalents, beginning of year	483,195	339,319	309,058

Cash and cash equivalents, end of year	$968,246	$483,195	$339,319

Supplemental disclosure of cash flow information
Cash paid during the year for income taxes	$472,241	$289,630	$293,089
Cash paid during the year for interest	$3,683	$2,874	$231
Supplemental disclosure of non-cash investing and financing activities
Restricted stock units vested and released	$22,617	$—	$—
Credits received for tenant improvements	$12,674	$9,604	$5,378
Purchases of property and equipment included in accounts payable	$5,081	$4,072	$6,169
UNIACC earn-out consideration (Note 3)	$4,406	$—	$—
Unrealized loss on auction-rate securities	$650	$1,621	$—
Settlement and reclassification of liability awards	$—	$16,655	$7,011
Fair value adjustment for liability-classified awards	$—	$—	$6,952

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, graduate and doctoral levels through our wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);
•	Western International University, Inc. (“Western International University”);
•	Institute for Professional Development (“IPD”);
•	The College for Financial Planning Institutes Corporation (“CFFP”); and
•	Meritus University, Inc. (“Meritus”).

In addition to these wholly-owned subsidiaries, in October 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. Apollo Group currently owns 86.1% of Apollo Global, with Carlyle owning the remaining 13.9%. As of August 31, 2009, total cash contributions made to Apollo Global were approximately $511.8 million, of which $440.5 million was funded by us. Apollo Global is consolidated in our financial statements. Apollo Global has completed the following acquisitions:

•	BPP Holdings plc (“BPP”) in the United Kingdom,
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and
•	Universidad Latinoamericana (“ULA”) in Mexico.

We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary, which is included in our Insight Schools reportable segment. Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools.

In October 2007, we acquired Aptimus, Inc., an online advertising company, which has been successfully integrated into our marketing organization. Our main purpose in acquiring Aptimus was to help us more effectively monitor, manage, and control our marketing investments and brands by leveraging its industry-specific knowledge and technology platform.

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2009, 2008 and 2007 relate to fiscal years 2009, 2008 and 2007, respectively.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Apollo Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. Interests in our subsidiaries that we control are reported using the full-consolidation method. We fully consolidate the results of operations and the assets and liabilities of

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these subsidiaries in our consolidated financial statements. All material intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Our educational programs, primarily composed of University of Phoenix programs, range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through grants and/or loans under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists largely of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and instructional costs and services. Total employee tuition benefits were $90.5 million, $77.9 million and $63.8 million for fiscal years 2009, 2008 and 2007, respectively.

The following table presents the most significant components of net revenue, and each component as a percentage of total net revenue, for the fiscal years 2009, 2008 and 2007:

	Year Ended August 31,
($ in thousands)	2009		2008		2007

Tuition and educational services revenue	$3,835,681	96%	$2,996,072	95%	$2,553,075	94%
Educational materials revenue	226,388	6%	184,430	6%	160,973	6%
Services revenue	83,238	2%	77,707	3%	73,577	2%
Other revenue	28,299	1%	43,881	1%	48,614	2%

Gross revenue	4,173,606	105%	3,302,090	105%	2,836,239	104%
Less: discounts	(199,404)	(5)%	(161,159)	(5)%	(112,446)	(4)%

Net revenue	$3,974,202	100%	$3,140,931	100%	$2,723,793	100%

Tuition and educational services revenue encompasses both online and classroom-based learning. For our University of Phoenix and Western International University operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

BPP recognizes tuition revenue as services are provided over the course of the program, which varies depending on the program structure. For our remaining Apollo Global operations, tuition revenue is recognized over the length of the course, which is typically over a period of a semester.

For Insight Schools, we generate the majority of our tuition and educational services revenue through long-term contracts with school districts or not-for-profit organizations. The term for these contracts ranges from 5 to 10 years with provisions for renewal thereafter. We recognize revenue under these contracts over the

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period during which educational services are provided to students, which generally commences in August or September and ends in May or June.

Educational materials revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized as the services are provided.

Other revenue consists of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time it takes for a student to complete a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. Revenue from these sources is recognized as the services are provided.

Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, grants, institutional scholarships and promotions.

Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student dropped or withdrew after attending one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they dropped or withdrew after attending two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student drops or withdraws from a class. This new refund policy applies to students in most, but not all states, as some states require different policies.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period and the tuition price per credit hour.

Net revenue excludes applicable state and city sales taxes. Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Concentration of Risk

The majority of credit extended to University of Phoenix students is paid through the students’ participation in various U.S. federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as reauthorized by the Higher Education Opportunity Act, which we refer to as “Title IV.”

University of Phoenix represented approximately 95% of our fiscal year 2009 total consolidated net revenue. A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix. Under this rule, the University of Phoenix will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs. University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the temporary relief for loan limit increases. In recent years, the 90/10 Rule percentages for the University of Phoenix have trended closer to 90%. We expect that without changes to aspects of our operations, the trend will continue in fiscal year 2010. University of Phoenix is focused on implementing various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the emphasis on professional development and continuing education.

We maintain our cash and cash equivalents accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. Please refer to Note 18, Commitments and Contingencies, for further discussion.

Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we consider and evaluate the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. When a student with Title IV loans withdraws from University of Phoenix or Western International University, Title IV rules determine if we are required to return a portion of Title IV funds to the lenders. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs. Management periodically evaluates the standard allowance estimation methodology for propriety and modifies as necessary. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies. Please refer to Note 5, Accounts Receivable, net, for further discussion.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds, bank overnight deposits, and tax-exempt commercial paper, which are all placed with high-credit-quality institutions in the U.S. and internationally. We have not experienced any losses on our cash and cash equivalents.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash and Cash Equivalents

The majority of our revenue is received from students who participate in U.S. government financial aid and assistance programs. Restricted cash and cash equivalents primarily represents amounts received from federal and state governments under various student aid grant and loan programs, such as Title IV program funds, that we are required to maintain pursuant to U.S. Department of Education and other regulations. We also classify as restricted cash and cash equivalents certain additional funds that we may be required to return if a student who receives Title IV program funds withdraws from a program. Restricted cash and cash equivalents are not legally restricted or otherwise segregated from our other assets. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Balance Sheets and Statements of Cash Flows. Our restricted cash and cash equivalents are primarily held in money market funds that are invested in municipal bonds, securities issued by or guaranteed by the U.S. government, and repurchase agreements.

Marketable Securities

Marketable securities consist of auction-rate securities and municipal bonds. Auction-rate securities are investments with interest rates that reset periodically through an auction process. Auction-rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with amortized cost or par value due to interest rates which reset periodically, typically between 7 and 35 days. However, beginning in mid-February 2008 and continuing through fiscal year 2009, due to uncertainty in the global credit and capital markets and other factors, auction-rate securities began experiencing failed auctions resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value. Marketable securities which we have the ability and intent to hold until maturity are classified as held-to-maturity and reported at amortized cost. Marketable securities with a maturity date greater than one year and our auction-rate securities instruments, due to the lack of liquidity, are classified as non-current. Interest, including the amortization of any premium or discount, is included in interest income in our Consolidated Statements of Income. Please refer to Note 4, Marketable Securities, for further discussion.

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

We capitalize certain internal software development costs consisting primarily of the direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. We capitalize costs incurred during the application development phase of the project as permitted. Please refer to Note 7, Property and Equipment, net, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

•	Goodwill — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets to our respective reporting units.

Goodwill is tested annually for impairment unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. We test for goodwill impairment by applying a two-step test. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. To determine the fair value of our reporting units, we rely primarily on using discounted cash flow valuation methods which requires management to make subjective judgments relating to future cash flows based on our knowledge of the business and current plans to operate the business, growth rates, economic and market conditions, and applicable discount rates. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

•	Indefinite-Lived Intangible Assets — Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and primarily include trademarks and foreign regulatory accreditations and designations as a result of the BPP, UNIACC and ULA acquisitions.

We assign indefinite lives to acquired trademarks, accreditations and designations that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible asset; and when we intend to renew the respective trademark, accreditation or designation and renewal can be accomplished at little cost. Indefinite-lived intangible assets are not amortized, but rather are tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. The impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. To determine the fair value of these intangible assets, we use various valuation models, such as discounted cash flow analysis or the relief-from-royalty method. We perform our annual indefinite-lived intangible asset impairment tests for each reporting unit on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.

•	Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years.

As further discussed below in Recent Accounting Pronouncements, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) with respect to using fair value measurements in the valuation techniques associated with our annual goodwill and indefinite-lived intangible assets impairment tests on September 1, 2009.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-Lived Asset Impairments

We evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. At August 31, 2009, we believe the carrying amounts of our long-lived assets are fully recoverable and no impairment exists.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense for all share-based awards over the vesting period.

We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. We generally use the simplified mid-point method to estimate expected term of stock options. The simplified method uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is allowed, and we have opted to use this method for stock options granted to management in fiscal years 2009 and 2008 because the options granted in prior fiscal years had different terms, such as contractual lives and acceleration provisions. Thus, historical data is not comparable in order to determine the expected term of awards. We expect to continue to use this method until sufficient reliable historical data is available that will enable us to estimate expected term by a more precise method.

We amortize the share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. We estimate expected forfeitures of share-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Rather, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded. Please refer to Note 16, Stock and Savings Plans, for further discussion.

Income Taxes

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

We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions. Please refer to Note 13, Income Taxes, for further discussion.

Earnings per Share

Basic income per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of stock options and release of restricted stock units issuable under our stock option plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of stock options or release of restricted stock units and unrecognized share-based compensation expense is included when applying the treasury stock method in the computation of diluted earnings per share. Please refer to Note 15, Earnings Per Share, for further discussion.

Leases

We lease substantially all of our administrative and educational facilities, with the exception of our corporate headquarters and several Apollo Global facilities, and we enter into various other lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability on the Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as additions to property and equipment on the Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities on the Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) unless we intend to exercise the renewal option. Please refer to Note 18, Commitments and Contingencies, for further discussion.

We are also required to make additional payments under operating lease terms for taxes, insurance, and other operating expenses incurred during the operating lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.

Selling and Promotional Costs

We generally expense selling and promotional costs as incurred. We expense the naming and sponsorship rights we have on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League, on a straight-line basis annually over term of the agreement. These naming and sponsorship rights are in effect until 2026 with options to extend. Please refer to Note 18, Commitments and Contingencies, for further discussion.

Start-Up Costs

We expense costs such as advertising, marketing, temporary services, employee relocation, and supplies related to the start-up of new campuses and learning centers as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency of our entities operating in the United States. The functional currency of our entities operating outside the United States is the currency of the primary economic

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in other, net in our Consolidated Statements of Income. These items amounted to a net $0.1 million gain, a net $2.8 million loss and zero in fiscal years 2009, 2008 and 2007, respectively.

Fair Value

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable reported in the Consolidated Balance Sheets approximate fair value because of the short-term nature of these financial instruments.

For fair value measurements of assets and liabilities that are recognized or disclosed at fair value on a recurring basis, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with either the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

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

In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. Refer to Note 9, Fair Value Measurements, for further discussion.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred. Please refer to Note 18, Commitments and Contingencies, for further discussion.

Certain Reclassifications

We have separately presented short-term and long-term debt on our Consolidated Balance Sheets. The effects of this reclassification on our August 31, 2008 Consolidated Balance Sheets were increases in short-term borrowings and current portion of long-term debt, and long-term debt of $15.5 million and $15.4 million, respectively, with offsetting decreases in other current liabilities and other long-term liabilities.

We have separately presented interest income, interest expense and other, net on our Consolidated Statements of Income. The effects of this reclassification on our fiscal year 2008 Consolidated Statements of Income were the separate presentation of $30.1 million of interest income, $3.5 million of interest expense and $6.8 million of other, net. The effects of this reclassification on our fiscal year 2007 Consolidated Statements of Income were the separate presentation of $31.2 million of interest income, $0.2 million of interest expense and $0.7 million of other, net.

Subsequent Events

As discussed below in Recent Accounting Pronouncements, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective June 1, 2009. We have evaluated events after August 31, 2009, and through October 27, 2009, which is the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which provides enhanced guidance for using fair value to measure assets and liabilities. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets or liabilities that are not required or permitted to be measured at fair value on a recurring basis. Effective September 1, 2008, we partially adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. With respect to our partial adoption of SFAS 157, we have also considered the guidance of FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” in determining the fair value of our financial assets and liabilities. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Effective September 1, 2009, we completed our full adoption of the provisions of SFAS 157 with respect to fair valuing non-financial assets and liabilities not measured on a recurring basis, and we do not believe the adoption will have a material impact on our financial condition, results of operations, and disclosures.

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised about the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141(R) and FSP FAS 141(R)-1 on September 1, 2009. We do not expect that the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will have a material impact on our financial condition, results of operations, and disclosures. Deferred acquisition costs as of the adoption of SFAS 141(R) were not significant and were expensed as of August 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are to be accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We adopted SFAS 160 on September 1, 2009. The adoption of SFAS 160 will result in the reclassification of our minority interest balance, which is $67.0 million at August 31, 2009, to a separate component of equity. We do not believe that the adoption of SFAS 160 will have a further material impact on our financial condition, results of operations, and disclosures.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP FAS 142-3 on

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 1, 2009. We do not believe that the adoption of FSP FAS 142-3 will have a material impact on our financial condition, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was not intended to change existing practices but rather reduce the complexity of financial reporting. This statement was effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Effective November 15, 2008, we adopted the provisions in SFAS 162, which did not have an impact on our financial condition, results of operations, or disclosures.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies whether unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP EITF 03-6-1 on September 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of earnings per share and related disclosures.

In April 2009, in response to the current credit crisis, the FASB issued three new FSPs to address fair value measurement concerns as follows:

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

On June 1, 2009, we adopted the provisions of FSP 157-4 and FSP FAS 115-2 and 124-2, which did not have a material impact on our financial condition and results of operations. FSP FAS 107-1 and APB 28-1 is effective for interim financial statements on Form 10-Q for periods ending after June 15, 2009 and is effective for us during our interim period ending November 30, 2009. We do not believe that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our disclosures.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the FASB issued SFAS 165, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. Effective June 1, 2009, we adopted the provisions of SFAS 165.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for us during our interim period ending November 30, 2009 and will not have an impact on our financial condition or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning to the year of adoption. ASU 2009-13 is effective for us on September 1, 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our financial condition, results of operations, or disclosures.

Note 3.	Acquisitions

Fiscal 2009 Acquisitions

BPP

On July 30, 2009, Apollo Global, through a wholly-owned United Kingdom subsidiary, acquired the entire issued and to be issued ordinary share capital of BPP, a company registered in England and Wales, for a cash purchase price of 620 pence per share. At exchange rates on the date of the acquisition, the purchase price for BPP, including assumed debt and transaction related expenses, was $601.6 million. In connection with the purchase, Apollo Global entered into a derivative arrangement to hedge against the variability of foreign currency exchange rate fluctuations between the U.S. Dollar and British Pound. The derivative

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement, a call option on the British Pound, limited Apollo Global’s foreign currency exposure on the notional value of £235 million (or $390.1 million) at a 1.66 U.S. Dollar to British Pound exchange rate. This arrangement expired on July 30, 2009. To enter into this option, Apollo Global paid a non-refundable option premium of $6.9 million, which was recorded within other, net in our Consolidated Statements of Income.

BPP is a provider of education and training to professionals in the legal and finance industries and the BPP College of Professional Studies is the first proprietary institution to have been granted degree awarding powers in the United Kingdom. BPP is organized into the following three divisions:

•	Professional Education, which provides exam training and sells published products for external certification training in accounting, tax, financial services, and actuarial qualifications and post qualification professional development;
•	College of Professional Studies, which operates four law schools, human resource training and a business school; and
•	Mander Portman Woodward, which operates independent fifth and sixth form colleges (similar to preparatory schools in the U.S.).

BPP provides these services through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications in over 150 countries. The BPP acquisition enables us to establish a European base where we can leverage BPP’s established brand name and education offerings in order to service the large and growing United Kingdom market which has strong student participation rates and an increasing interest in online learning. The acquisition supports our long-term strategy of capitalizing on the significant global demand for education services.

We accounted for the BPP acquisition using the purchase method of accounting pursuant to SFAS 141 prior to our adoption of SFAS 141(R). To value the acquired assets and assumed liabilities, we used the following valuation methodologies:

•	Land and buildings included in property and equipment were valued using the market approach.
•	Trademarks were valued using the relief-from-royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use.
•	All other intangible assets were valued using one of the following methods; the income approach, specifically the cost savings method and excess earnings method, or the replacement cost approach.
•	Certain other long-term obligations were valued using the discounted cash flow approach utilizing current discount rates, cost estimates and assumptions.
•	All other net assets and liabilities carrying value approximated fair value at the time of the acquisition.

In connection with the BPP acquisition, the excess of the purchase price over the estimated fair value of the net assets acquired resulted in recording $425.6 million of goodwill, which is not expected to be deductible for tax purposes. Goodwill is primarily attributable to potential strategic and financial benefits expected to be realized associated with future student growth and access to new markets. For goodwill impairment testing purposes, we assigned the goodwill balance to the Apollo Global — BPP reportable segment.

A summary of the purchase price is as follows:

($ in thousands)

Cash paid	$506,459
Debt assumed	84,306
Transaction-related costs	10,821

Total purchase price	$601,586

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the preliminary purchase price allocation is as follows:

($ in thousands)

Net working capital (deficit)	$(44,015)
Property and equipment	90,428
Intangibles	191,294
Goodwill	425,638
Deferred taxes, net	(50,201)
Other long-term liabilities	(10,553)
Minority interest in BPP subsidiary	(1,005)

Total allocated purchase price	601,586
Less: Debt assumed	(84,306)
Less: Cash acquired	(7,214)

Acquisition, net of cash acquired	$510,066

The purchase price allocation for the BPP acquisition is preliminary and subject to revision as we finalize the valuation of intangible assets, property and equipment and as additional information about the fair value of other assets and liabilities becomes available.

A summary of the identifiable intangible assets acquired, based on our preliminary purchase price allocation, is as follows:

		Weighted
	Estimated	Average
($ in thousands)	Fair Value	Useful Life

Finite-lived intangible assets
Copyrights	$20,891	5 years
Student relationships	20,049	3 years
Other	10,364	3 years

Finite-lived intangible assets	51,304
Indefinite-lived intangible assets
Trademarks	134,068	indefinite
Accreditations and designations	5,922	indefinite

Indefinite-lived intangible assets	139,990

Total acquired intangible assets	$191,294

We are amortizing the acquired finite-lived intangible assets on either a straight-line basis or an accelerated basis that reflects the economic useful life of the respective assets.

We assigned indefinite lives to the acquired trademarks and certain accreditations and designations as we believe that each of these intangible assets has the continued ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of these intangible assets and we intend to renew trademarks and accreditations and designations, which can be accomplished at little cost.

BPP’s operating results are included in the consolidated financial statements from the date of acquisition.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Financial Results

The following unaudited pro forma financial results of operations are presented as if the acquisition of BPP had been completed at the beginning of the respective periods presented:

	(Unaudited)
	Year Ended August 31,
($ in thousands, except per share data)	2009	2008

Pro forma net revenue	$4,240,934	$3,463,856

Pro forma net income	616,323	479,593

Pro form earnings per share:
Basic income per share	$3.91	$2.92

Diluted income per share	3.86	2.89

Basic weighted average shares outstanding	157,760	164,109

Diluted weighted average shares outstanding	159,514	165,870

The unaudited pro forma financial information is presented for informational purposes and includes certain adjustments that are factual and supportable, such as increased interest expense on debt used to fund the acquisition, adjustments to depreciation expense related to the fair value adjustment for property and equipment, and amortization related to acquired intangible assets, as well as the related tax effect of these adjustments. The unaudited pro forma information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the periods presented, or of future results of the consolidated entities.

Fiscal 2008 Acquisitions

The following table summarizes acquisitions during the fiscal year 2008:

($ in thousands)	Aptimus	UNIACC	ULA

Tangible assets (net of acquired liabilities)	$3,459	$27,718	$14,130
Intangible assets	7,600	14,607	3,937
Goodwill	37,018	2,135	17,683

Allocated purchase price	$48,077	$44,460	$35,750
Less: Debt assumed	—	(19,910)	(11,000)
Less: Cash acquired	(1,022)	(1,303)	(1,289)

Acquisition, net of cash acquired	$47,055	$23,247	$23,461

UNIACC

In March 2008, Apollo Global purchased 100% of UNIACC for $44.5 million composed of cash and assumed debt, plus a future payment based on a multiple of earnings. UNIACC is an arts and communications university which offers bachelor’s and master’s programs on campuses in Chile and online. In connection with the UNIACC acquisition, we recorded $2.1 million of goodwill.

As noted above, the purchase of UNIACC included a future payment based on a multiple of earnings. In January 2009, we executed an amendment to the purchase agreement with the former owner of UNIACC, which modified both the timing of the future payment and the period of earnings on which the future payment calculation is based. In the second quarter of fiscal year 2009, we recorded the estimated obligation as an

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional purchase price adjustment increasing goodwill, as the amount became determinable during that period. This obligation is denominated in Chilean Pesos, which translated to $7.1 million based on the exchange rate on the date we recorded the obligation. During the fourth quarter of fiscal year 2009, we paid $2.7 million of the obligation and the remaining amount is due in June 2010.

ULA

In August 2008, Apollo Global acquired a 65% ownership interest in ULA for $35.8 million, composed of cash and assumed debt. ULA is an educational institution that offers degree programs at its four campuses throughout Mexico. In connection with the ULA acquisition, we recorded $17.7 million of goodwill.

In July 2009, Apollo Global purchased the remaining 35% of ULA for $11.0 million, plus a future payment based on a multiple of earnings not to exceed $2.0 million. This transaction was accounted for as a step acquisition in accordance with the purchase method of accounting and resulted in recording $7.0 million of goodwill.

Aptimus

In October 2007, we completed the acquisition of all the outstanding common stock of online advertising company Aptimus for $48.1 million. Prior to the acquisition, Aptimus operated as a results-based advertising company that distributed advertisements for direct marketing advertisers across a network of third-party web sites. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to affordable quality education. We have integrated Aptimus as part of our corporate marketing function.

In connection with the Aptimus acquisition, we recorded $37.0 million of goodwill. For goodwill impairment testing purposes, we assigned the goodwill balance to our University of Phoenix segment as Aptimus’ primary function is to monitor, manage, and control University of Phoenix’s marketing investments.

Fiscal 2007 Acquisitions

Insight Schools

In October 2006, we completed the acquisition of Insight Schools by purchasing all of its outstanding common stock for $15.5 million. In connection with the Insight Schools acquisition, we recorded $12.7 million of goodwill that is primarily attributable to potential future student growth.

Note 4.	Marketable Securities

Marketable securities consist of the following as of August 31:

($ in thousands)	2009	2008

Current marketable securities:
Municipal bonds	$—	$3,060

Total current marketable securities	—	3,060

Noncurrent marketable securities:
Auction-rate securities	19,579	25,204

Total noncurrent marketable securities	19,579	25,204

Total marketable securities	$19,579	$28,264

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Auction-Rate Securities

Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. Investments in auction-rate securities were intended to provide liquidity in an auction process that resets the applicable interest rate at predetermined calendar intervals, generally between 7 and 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. Historically, the fair value of auction-rate securities approximated par value due to the frequent resets through the auction process and have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in mid-February 2008 and continuing through fiscal year 2009, due to uncertainty in the global credit and capital markets and other factors, auction-rate securities began experiencing failed auctions resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value.

The table below details our auction-rate securities classified as available-for-sale as of August 31:

	August 31, 2009
				Continuous	Continuous
		Gross	Fair	Unrealized Loss	Unrealized Loss
	Amortized	Unrealized	Market	Position Less than	Position Greater
($ in thousands)	Cost	Losses	Value	12 Months	than 12 Months

Available-for-sale securities
Auction-rate securities	$21,850	$(2,271)	$19,579	$(650)	$(1,621)

Total	$21,850	$(2,271)	$19,579	$(650)	$(1,621)

	August 31, 2008
				Continuous	Continuous
		Gross	Fair	Unrealized Loss	Unrealized Loss
	Amortized	Unrealized	Market	Position Less than	Position Greater
($ in thousands)	Cost	Losses	Value	12 Months	than 12 Months

Available-for-sale securities
Auction-rate securities	$26,825	$(1,621)	$25,204	$(1,621)	$—

Total	$26,825	$(1,621)	$25,204	$(1,621)	$—

As of August 31, 2009, we had $21.9 million of principal invested in auction-rate securities that experienced failed auctions. Approximately $11.9 million of our auction-rate securities are invested in tax-exempt municipal bond funds, which carry at least A-credit ratings for the underlying issuer. The remaining $10.0 million are invested in securities collateralized by federal student loans, which are rated AAA and are guaranteed by the U.S. government. We used a discounted cash flow model to determine the fair value of our auction-rate securities. Please refer to Note 9, Fair Value Measurements, for further discussion of the estimates and unobservable inputs used in our valuation technique. Based on our analysis, we determined that the fair value of our auction-rate securities was $19.6 million as of August 31, 2009.

On June 1, 2009, we adopted FSP FAS 115-2 and 124-2, which amended the other-than-temporary impairment model for debt securities. FSP FAS 115-2 and 124-2 requires an entity to recognize an other-than-temporary impairment in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. Additionally, even if we do not expect to sell a debt security, we must evaluate expected cash flows to be received and determine if credit related losses on debt securities exist, which are considered to be an other-than-temporary impairment recognized in earnings. Upon adoption of FSP 115-2 and 124-2, we determined that credit related losses with respect to our auction-rate securities were insignificant. Therefore, upon adoption, we did not recognize credit related losses in earnings and no adjustments were made to the

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative net unrealized loss of $2.3 million ($1.4 million after-tax) included in accumulated other comprehensive loss in our Consolidated Balance Sheets. We consider several factors to differentiate between temporary impairment and other-than-temporary impairment including the projected future cash flows, credit quality of the issuers and of the underlying collateral, as well as the other factors as further described in Note 9, Fair Value Measurements.

As maturity dates for our auction rate securities range from 2018 to 2040, we have continued to classify the entire balance of our auction-rate securities as non-current marketable securities due to the lack of liquidity of these instruments and our continuing inability to determine when these investments will settle.

We will continue to monitor our investment portfolio. Given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time, which may contribute to reduced investment income in the future. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to recognize additional impairment charges in the future.

The cost of liquidated securities is based on the specific identification method. During fiscal years 2009, 2008 and 2007, none of our auction-rate securities have been liquidated below par value, and thus no realized gains or losses have been recognized.

Municipal Bonds

At August 31, 2009, we did not have any municipal bonds. At August 31, 2008, municipal bonds classified as held-to-maturity securities represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. We have the ability and intention to hold municipal bonds until maturity and therefore classified these investments as held-to-maturity, reported at amortized cost. During fiscal years 2009, 2008 and 2007, municipal bonds matured at par value and, thus, no realized gains or losses have been recorded in connection with liquidating these investments.

Marketable securities are exposed to various risks and rewards, such as interest rate, market and credit risk. Due to the risks and rewards associated with marketable security investments, it is possible that changes in the values of these investments may occur and that such changes could affect the amounts reported in the Consolidated Balance Sheets.

Note 5.	Accounts Receivable, net

Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2009	2008

Student accounts receivable	$380,226	$279,841
Less allowance for doubtful accounts	(110,420)	(78,362)

Net student accounts receivable	269,806	201,479
Other receivables	28,464	20,440

Total accounts receivable, net	$298,270	$221,919

Student accounts receivable is composed primarily of amounts due related to tuition.

Bad debt expense is included in instructional costs and services in our Consolidated Statements of Income. Please refer to Note 2, Significant Accounting Policies, for further discussion of our related accounting policy.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the related allowance for doubtful accounts for the fiscal years 2009, 2008 and 2007:

	August 31,
($ in thousands)	2009	2008	2007

Beginning allowance for doubtful accounts	$78,362	$99,818	$65,184
Provision for uncollectible accounts receivable	152,490	104,201	120,614
Write-offs, net of recoveries	(120,432)	(125,657)	(85,980)

Ending allowance for doubtful accounts	$110,420	$78,362	$99,818

We have experienced a decline in our collection rates for older receivables, which we believe is principally due to the current economic downturn. This has resulted in an increase in our provision for uncollectible accounts receivable in fiscal year 2009 compared to fiscal year 2008.

Note 6.	Other Assets

Other assets consist of the following as of August 31:

($ in thousands)	2009	2008

Prepaid expenses	$38,126	$21,789
Related party receivable	—	17,762
Textbook inventories, deposits and other	11,382	10,196

Total other assets	49,508	49,747
Less current portion	(35,517)	(21,780)

Total long-term other assets	$13,991	$27,967

The related party receivable represents a promissory note due from Dr. John G. Sperling that was repaid during fiscal year 2009. Please refer to Note 17, Related Person Transactions, for further discussion.

Note 7.	Property and Equipment, net

Property and equipment, net consist of the following as of August 31:

($ in thousands)	2009	2008

Furniture and equipment	$303,872	$330,481
Land	44,045	30,331
Buildings	198,152	157,010
Leasehold improvements	142,210	105,741
Tenant improvement allowances	114,140	104,901
Internally developed software	75,772	59,354
Software	67,532	71,103
Less accumulated depreciation and amortization	(407,803)	(434,805)

Depreciable property and equipment, net	537,920	424,116
Construction in progress	19,587	15,019

Property and equipment, net	$557,507	$439,135

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts, which are included in the above table, relate to property and equipment leased under capital leases as of August 31:

($ in thousands)	2009	2008

Buildings	$6,082	$7,038
Furniture and equipment	4,459	2,090
Less accumulated depreciation and amortization	(4,342)	(2,546)

	$6,199	$6,582

Depreciation expense, net of the amortization of tenant improvement allowances, was $90.6 million, $75.0 million and $68.4 million for fiscal years 2009, 2008 and 2007, respectively. Included in these amounts is depreciation of capitalized internally developed software of $12.5 million, $7.9 million and $4.3 million for the fiscal years 2009, 2008 and 2007, respectively. Additionally, we recorded a loss of $9.4 million in fiscal year 2009 that is included in general and administrative expenses on our Consolidated Statements of Income for the write-off of information technology fixed assets resulting primarily from our rationalization of software.

Note 8.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill by reportable segment during fiscal years 2009 and 2008 are as follows:

		Apollo Global
	University of			Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Schools	Goodwill

Goodwill as of August 31, 2007	$—	$—	$—	$12,742	$16,891	$29,633
Goodwill acquired	37,018	—	19,818	—	—	56,836
Currency translation adjustment	—	—	(501)	—	—	(501)

Goodwill as of August 31, 2008	37,018	—	19,317	12,742	16,891	85,968
Goodwill acquired	—	425,638	6,973	—	—	432,611
UNIACC earn-out consideration	—	—	7,135	—	—	7,135
Purchase price allocation adjustments	—	—	4,110	—	—	4,110
Currency translation adjustment	—	(3,802)	(3,664)	—	—	(7,466)

Goodwill as of August 31, 2009	$37,018	$421,836	$33,871	$12,742	$16,891	$522,358

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. Any changes in the fair value of the net assets of acquired companies will change the amount of the purchase price allocable to goodwill. During fiscal year 2009, additions to goodwill primarily included the following (for further discussion of each of these items, refer to Note 3, Acquisitions):

•	$425.6 million at our Apollo Global — BPP segment from Apollo Global’s acquisition of BPP completed on July 30, 2009;
•	$7.0 million at our Apollo Global — Other segment from Apollo Global’s acquisition of the minority interest in ULA completed on June 29, 2009;
•	$7.1 million addition to UNIACC’s goodwill, which is included in our Apollo Global - Other segment, for an earn-out payment as the obligation amount and timing became determinable during fiscal year 2009; and
•	$4.1 million in purchase price allocation adjustments primarily related to Apollo Global’s acquisition of ULA as additional information about the valuation of certain acquired assets and liabilities became available during fiscal year 2009. The related purchase price allocation was preliminary as the acquisition was completed in August 2008.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill acquired during fiscal year 2008 included the following:

•	$37.0 million at our University of Phoenix segment from our Aptimus acquisition completed in October 2007;
•	$2.1 million at our Apollo Global — Other segment from Apollo Global’s acquisition of UNIACC completed in March 2008; and
•	$17.7 million at our Apollo Global — Other segment from Apollo Global’s acquisition of ULA completed in August 2008.

Intangible assets consist of the following as of August 31:

	2009				2008
	Acquired				Acquired
	Gross		Effect of Foreign	Net	Gross		Effect of Foreign	Net
	Carrying	Accumulated	Currency	Carrying	Carrying	Accumulated	Currency	Carrying
($ in thousands)	Amount	Amortization	Translation Loss	Amount	Amount	Amortization	Translation Loss	Amount

Finite-lived intangible assets
Student and customer relationships	$26,515	$(4,224)	$(1,282)	$21,009	$7,670	$(1,208)	$(543)	$5,919
Copyrights	20,891	(488)	(198)	20,205	—	—	—	—
Other	23,317	(5,233)	(1,117)	16,967	13,831	(2,671)	(563)	10,597

Total finite-lived intangible assets	70,723	(9,945)	(2,597)	58,181	21,501	(3,879)	(1,106)	16,516

Indefinite-lived intangible assets
Trademarks	140,797	—	(2,441)	138,356	5,825	—	(539)	5,286
Accreditations and designations	7,456	—	(322)	7,134	1,459	—	(165)	1,294

Total indefinite-lived intangible assets	148,253	—	(2,763)	145,490	7,284	—	(704)	6,580

Total intangible assets, net	$218,976	$(9,945)	$(5,360)	$203,671	$28,785	$(3,879)	$(1,810)	$23,096

Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years. Amortization expense for intangible assets for fiscal years 2009, 2008 and 2007 was $9.3 million, $3.4 million and $0.4 million, respectively.

Estimated future amortization expense of intangible assets is as follows:

($ in thousands)

2010	$26,131
2011	15,728
2012	9,163
2013	4,534
2014	1,527
Thereafter	1,098

Total estimated amortization expense	$58,181

Estimated future amortization expense may vary as acquisitions and dispositions occur in the future, purchase price allocations are finalized and as a result of foreign currency translation adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2009, our CFFP reporting unit had goodwill of approximately $15.3 million, which is included in the Other Schools reportable segment. The economic downturn has caused the demand for CFFP’s financial planning education programs and materials to diminish throughout fiscal year 2009 because CFFP’s primary customers come from the financial services industry. Accordingly, we performed interim goodwill impairment tests as of November 30, 2008, February 28, 2009 and May 31, 2009 and evaluated and determined that the CFFP goodwill balance was not impaired. As of August 31, 2009, we performed our annual goodwill impairment test of CFFP using a consistent methodology as our previous interim tests and determined that the fair value of the CFFP reporting unit continued to exceed the carrying value of its net assets by a narrow margin.

At August 31, 2009, our Insight Schools reporting unit had goodwill of approximately $12.7 million. Insight Schools has encountered a number of administrative challenges in its compliance activities in the course of expanding its business. These challenges and start-up expenses have limited its growth rate and resulted in decreased revenue and increased operating expenses. We considered this factor in our annual goodwill impairment test of Insight Schools and determined that the goodwill balance is not impaired.

Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools. There is no assurance that we will be able to sell these operations on terms acceptable to us or at all. In addition to the costs incurred in connection with such a disposition, we may realize a loss on sale. If we are unable to dispose of these operations on terms acceptable to us, we may decide to continue providing some or all of the services now provided by Insight Schools under its service contracts for the remainder of the terms of such contracts, which have remaining terms of 1 to 9 years.

During fiscal years 2009, 2008 and 2007, we performed annual impairment tests on all applicable goodwill and indefinite-lived intangible assets and these tests resulted in no impairment charges. Please refer to Note 2, Significant Accounting Policies, for our policy and methodology for evaluating potential impairment of goodwill and indefinite-lived intangible assets.

Note 9.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for
		Identical Assets/	Significant Other	Significant
	August 31,	Liabilities	Observable Inputs	Unobservable Inputs
($ in thousands)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,400,550	$1,400,550	$—	$—
Marketable securities:
Auction-rate securities	19,579	—	—	19,579

Total assets:	$1,420,129	$1,400,550	$—	$19,579

Liabilities:
Other liabilities:
Interest rate swap	$3,542	$—	$3,542	$—

Total liabilities:	$3,542	$—	$3,542	$—

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 157, we measure our money market funds included in cash and restricted cash equivalents, auction-rate securities included in marketable securities and interest rate swap included in other liabilities at fair value.

•	Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.

•	Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 to 500 basis points to the applicable discount rate.

•	Interest rate swap — We acquired the interest rate swap in connection with the BPP acquisition. The swap has a notional amount of £30.0 million ($48.9 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At August 31, 2009, the carrying value of our debt, excluding capital leases, was $581.3 million. Substantially all of our debt is variable interest rate and the carrying amount approximates fair value.

We did not significantly change our valuation techniques associated with fair value measurements from prior periods. Additionally, we did not have any non-recurring fair value measurements during the period that required disclosure.

Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended August 31, 2009 are as follows:

($ in thousands)

Balance at August 31, 2008	$25,204
Net unrealized loss in other comprehensive loss	(1,368)
Reversal of unrealized loss on redemptions	718
Redemptions at par value	(4,975)
Transfers in (out) of Level 3	—

Balance at August 31, 2009	$19,579

Net unrealized gains (losses) included in earnings related to assets held as of August 31, 2009	$—

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Accrued Liabilities

Accrued liabilities consist of the following as of August 31:

($ in thousands)	2009	2008

Estimated litigation loss	$80,500	$—
Salaries, wages, and benefits	76,583	39,381
Accrued advertising	35,974	31,780
Accrued professional fees	25,287	22,534
Student refunds, grants and scholarships	11,287	12,658
Other accrued liabilities	38,787	14,847

Total accrued liabilities	$268,418	$121,200

Please refer to Note 18, Commitments and Contingencies, for discussion of the estimated litigation loss. Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, and certain accrued purchases.

Note 11.	Debt

Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2009	2008

Bank Facility, see terms below	$495,608	$—
Capital lease obligations	7,763	7,771
Other, interest rates ranging from 1.2% to 10.4% with various maturities from 2010 to 2019	85,695	23,145

Total debt	589,066	30,916
Less short-term borrowings and current portion of long-term debt	(461,365)	(15,488)

Long-term debt	$127,701	$15,428

Aggregate debt maturities for each of the years ended August 31 are as follows:

($ in thousands)

2010	$461,365
2011	3,329
2012	10,924
2013	104,875
2014	1,350
Thereafter	7,223

$589,066

On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.

We borrowed our entire credit line under the Bank Facility as of August 31, 2009, which included £63.0 million denominated in British Pounds related to the BPP acquisition. We have classified the U.S. dollar denominated debt on our Bank Facility of $393 million within short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets as it has been repaid subsequent to August 31, 2009.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2009 was 1.0%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions.

Other debt includes $72.1 million of variable rate debt and $13.6 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at August 31, 2009 was 2.8%.

Please refer to Note 9, Fair Value Measurements, for discussion of the fair value of our debt.

Note 12.	Other Liabilities

Other liabilities consist of the following as of August 31:

($ in thousands)	2009	2008

Deferred rent and other lease incentives	$71,579	$72,512
Reserve for uncertain tax positions	97,619	55,319
Other	64,838	34,376

Total other liabilities	234,036	162,207
Less current portion	(133,887)	(31,740)

Total other long-term liabilities	$100,149	$130,467

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. Refer to Note 13, Income Taxes, for discussion of our uncertain tax positions.

Note 13.	Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows:

($ in thousands)	2009	2008	2007

United States	$1,058,592	$790,133	$658,884
Foreign	(18,777)	(7,279)	(1,587)

Total income (loss) before income taxes and minority interests	$1,039,815	$782,854	$657,297

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following for fiscal years 2009, 2008 and 2007:

($ in thousands)	2009	2008	2007

Current:
Federal	$369,513	$271,434	$253,048
State	91,296	51,894	42,294
Foreign	(1,025)	786	665

Total current	459,784	324,114	296,007

Deferred:
Federal	(8,916)	(15,328)	(43,236)
State	(4,906)	(1,859)	(4,076)
Foreign	23	—	(208)

Total deferred	(13,799)	(17,187)	(47,520)

Total provision for income taxes	$445,985	$306,927	$248,487

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2009	2008

Gross deferred tax assets:
Allowance for doubtful accounts	$42,602	$30,936
Deferred rent	8,950	7,647
Deferred tenant improvement allowances	15,087	16,080
Net operating loss carry-forward	14,332	6,277
Reserves	39,686	13,822
Share-based compensation	62,784	66,070
Other	22,619	16,155
Valuation allowance	(11,447)	(3,245)

Total gross deferred tax assets	194,613	153,742

Gross deferred tax liabilities:
Fixed assets	35,795	2,909
Intangible assets	54,399	2,222
Other	5,779	6,421

Total gross deferred tax liabilities	95,973	11,552

Net deferred income taxes	$98,640	$142,190

During fiscal year 2009, the valuation allowance increased by $8.2 million primarily as a result of an increase in net operating losses of Apollo Global and certain foreign subsidiaries. We have recorded a valuation allowance related to these net operating losses and our foreign tax credit carry-forwards, as it is more likely than not that these carry-forwards will expire unutilized. In light of our history of profitable operations, management has concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than the items mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of August 31, 2009, we have foreign tax credits of $2.1 million included in other in the above table. These credits will begin to expire August 31, 2013.

We have U.S. net operating losses of $26.3 million that will begin to expire August 31, 2021. In addition, we have $16.1 million of net operating and capital losses in various foreign jurisdictions of which $10.5 million of these foreign losses will begin to expire on August 31, 2027. The remainder of these losses do not expire. These amounts represent the net operating loss carry-forward in the above table.

We have not provided deferred taxes on unremitted earnings attributable to international companies that have been considered to be permanently reinvested. As of August 31, 2009, any earnings related to the operations of these foreign subsidiaries are not considered to be significant. It is not currently practicable to determine the amount of liability, if any, that would exist if such earnings were not permanently reinvested.

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties, at the beginning and the end of the period for fiscal year 2009:

($ in thousands)

Balance at September 1, 2007	$36,453
Additions for tax positions taken in prior years	—
Settlement with tax authorities	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	—

Balance at August 31, 2008	36,453
Additions based on tax positions taken in the current year	41,440
Additions for tax positions taken in prior years	3,007
Additions related to acquisition	4,289
Settlement with tax authorities	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(328)

Balance at August 31, 2009	$84,861

In fiscal year 2009, we accrued $80.5 million as an estimated litigation loss. The deductibility of a portion of this charge is currently uncertain, and so we did not recognize a tax benefit for a portion of the charge recorded in fiscal year 2009. Our unrecognized tax benefits were also increased in fiscal year 2009 for an uncertainty related to allocation and apportionment of income among various states.

We classify interest and penalties related to uncertain tax positions as a component of provision for income taxes in our Consolidated Statements of Income. We recognized $4.4 million and $3.9 million of interest and penalties in the Consolidated Statements of Income for fiscal years 2009 and 2008, respectively. The total amount of interest and penalties included in our Consolidated Balance Sheets is $23.2 million and $18.8 million as of August 31, 2009 and August 31, 2008 respectively.

We have included $85.7 million, inclusive of interest and penalties, of our uncertain tax liability in the current portion of long-term liabilities in our Consolidated Balance Sheets because we believe that it is reasonably possible that this portion of our uncertain tax liability could be resolved or settled within the next 12 months. The current portion of our uncertain tax liabilities primarily relates to certain deductions taken that may be subject to Internal Revenue Code Section 162(m), and allocation and apportionment of income

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amongst the various states in which we operate. Our remaining uncertain tax positions and related accrued interest and penalties are included in other long-term liabilities in our Consolidated Balance Sheets.

As of August 31, 2009, $55.8 million of our total unrecognized tax benefits would favorably affect our effective tax rate, if recognized. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Consolidated Statements of Income.

Our U.S. federal tax years and various state tax years from 2003 remain subject to income tax examinations by tax authorities. In addition, tax years from 2006 related to our foreign taxing jurisdictions also remain subject to examination.

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for fiscal years 2009, 2008 and 2007:

	2009	2008	2007

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	4.1%	3.6%
Non-deductible compensation	0.4%	0.0%	0.5%
Tax-exempt interest	(0.1)%	(0.9)%	(1.4)%
Foreign taxes	0.6%	0.4%	0.1%
Estimated litigation loss	1.0%	0.0%	0.0%
Other, net	0.9%	0.6%	0.0%

Effective income tax rate	42.9%	39.2%	37.8%

An audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow deductions relating to stock option compensation in excess of the limitations of Internal Revenue Code Section 162(m). Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. The Internal Revenue Service examination report also proposed the additions of penalties and interest. The proposed adjustments, including penalties and interest, are consistent with our prior accruals relating to this issue. In addition, we expensed an additional $2.4 million in fiscal year 2009 related to interest, for a total accrual of $50.0 million as of August 31, 2009 with respect to this uncertain tax position for the taxable years 2003 through 2006. On March 6, 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. We believe this matter will be settled within 12 months and the accrual is now classified as short-term. In October of 2009, we reached an agreement in principle subject to negotiation of final documentation with the Internal Revenue Service Office of Appeals to settle this matter for less than the $50 million we have accrued at August 31, 2009. The settlement, when finalized, will result in a reduction in the amount currently accrued and a related decrease in our effective tax rate for a portion of that reduced accrual.

During the third quarter of 2009, we were notified by the Internal Revenue Service that our tax returns for the years ended in 2006, 2007, and 2008 have been selected for examination. This audit commenced during the fourth quarter. In addition, we are subject to numerous ongoing audits by state, local, and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals. The result of an audit or litigation could have a material effect on our business, financial condition, results of operations and cash flows.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Stockholders’ Equity

Treasury Stock

Shares of Apollo Group Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years are as follows:

				Maximum Value
	Total Number of		Average Price	of Shares
	Shares		Paid per	Available for
(Numbers in thousands, except per share data)	Repurchased	Cost	Share	Repurchase

Treasury stock as of August 31, 2006	15,449	$1,054,046	$68.23	$136,092
New authorizations	—	—	—	363,908
Shares repurchased under repurchase program	7,167	437,735	61.08	(437,735)
Shares reissued	(453)	(30,413)	67.31	—

Treasury stock as of August 31, 2007	22,163	1,461,368	65.94	62,265
New authorizations	—	—	—	892,097
Shares repurchased under repurchase program	9,824	454,362	46.25	(454,362)
Shares reissued	(2,451)	(158,453)	64.65	—

Treasury stock as of August 31, 2008	29,536	1,757,277	59.50	500,000
New authorizations	—	—	—	444,382
Shares repurchased under repurchase program	7,212	444,382	61.62	(444,382)
Other share repurchases(1)	119	8,105	68.11	—
Shares reissued	(3,121)	(187,141)	59.96	—

Treasury stock as of August 31, 2009	33,746	$2,022,623	$59.94	$500,000

(1)	In connection with the release of vested shares of restricted stock, we repurchased approximately 119,000 shares for $8.1 million related to tax withholding requirements on these restricted stock units during the fiscal year 2009. We did not have any such repurchases during fiscal years 2008 and 2007. These repurchase transactions do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program.

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

During fiscal years 2009, 2008 and 2007, we issued approximately 3.1 million, 2.5 million and 0.5 million shares of our Class A common stock, respectively, as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, net of $1.5 million and $0.5 million of taxes in fiscal years 2009 and 2008 respectively, at August 31:

($ in thousands)	2009	2008

Foreign currency translation losses	$14,690	$2,985
Unrealized loss on auction-rate securities	1,363	973

Accumulated other comprehensive loss	$16,053	$3,958

The increase in foreign currency translation losses is the result of a general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2009.

Note 15.	Earnings Per Share

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

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Year Ended August 31,
	2009			2008			2007
		Weighted			Weighted			Weighted
		Average	Per Share		Average	Per Share		Average	Per Share
(in thousands, except per share data)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic income per share	$598,319	157,760	$3.79	$476,525	164,109	$2.90	$408,810	172,309	$2.37
Effect of dilutive securities:
Stock options	—	1,482	(0.03)	—	1,598	(0.03)	—	1,293	(0.02)
Restricted stock units	—	272	(0.01)	—	163	—	—	1	—

Diluted income per share	$598,319	159,514	$3.75	$476,525	165,870	$2.87	$408,810	173,603	$2.35

During fiscal year 2009, approximately 3.6 million of our stock options outstanding and approximately 6,000 of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options and restricted stock units could be dilutive in the future.

Note 16.	Stock and Savings Plans

401(k) Plan

We sponsor a 401(k) plan for eligible employees which provides them with the opportunity to make pre-tax employee contributions. Such contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee’s contributions up to 15% of his or her gross compensation per paycheck. Our matching contributions totaled $9.6 million, $8.1 million and $6.7 million for fiscal years 2009, 2008 and 2007, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Our Third Amended and Restated 1994 Employee Stock Purchase Plan allows eligible employees to purchase shares of our Class A common stock at quarterly intervals through periodic payroll deductions at a price per share equal to 95% of the fair market value on the purchase date. This plan is deemed to be non-compensatory, and accordingly, we do not recognize any share-based compensation expense with respect to the shares of our Class A common stock purchased under the plan.

Share-Based Compensation Plans

We maintain the following three share-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan, the Apollo Group, Inc. Long Term Incentive Plan, and the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan.

Under the Second Amended and Restated Director Stock Plan, the non-employee members of our Board of Directors received on September 1 of each year through 2003 options to purchase shares of our Class A common stock. No additional shares are available for issuance under this plan, and no grants have been made under such plan since the 2003 calendar year grants.

The Long Term Incentive Plan authorized us to grant non-qualified stock options, stock appreciation rights, restricted stock units, and other share-based awards covering shares of our Class A common stock to officers, key employees and the non-employee members of our Board of Directors. On June 25, 2009, the remaining unallocated reserve of approximately 1.0 million shares of our Class A common stock was transferred to the Amended and Restated 2000 Stock Incentive Plan. As a result, no additional shares are available for issuance under this plan.

Under the Amended and Restated 2000 Stock Incentive Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, and other share-based awards covering shares of our Class A common stock to officers, key employees and faculty members, and the non-employee members of our Board of Directors. In general, the awards granted under the Amended and Restated 2000 Stock Incentive Plan vest over periods ranging from six months to four years. Stock options granted have contractual terms of 10 years or less. For certain stock options granted, vesting may be tied to the attainment of prescribed market conditions tied to stock price appreciation. Restricted stock units issued under the Plan may have both performance-vesting and service- vesting components (for grants made to executive officers) or service-vesting only (for other recipients). Approximately 25.1 million shares of our Class A common stock (including the 1.0 million shares transferred from the Long-Term Incentive Plan) have been reserved for issuance over the term of this plan. The shares are issued from treasury shares or our authorized but unissued shares of our Class A common stock. As of August 31, 2009, approximately 16.3 million authorized and unissued shares of our Class A common stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan, including the shares subject to outstanding equity awards under such plan. In connection with our acquisition of Aptimus approximately 0.1 million shares of assumed stock options and stock appreciation rights to be settled in shares of our Class A common stock were also outstanding as of August 31, 2009.

Under each of the three Apollo Group Plans, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is equal to the vesting period.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Modifications

On January 12, 2007, the Compensation Committee of our Board of Directors approved a resolution to modify the terms of the stock option grants for approximately 50 individuals. These modifications extended the normal 90-day post-employment exercise period in effect for options held by former employees, including officers, whose employment terminated on or after November 3, 2006, and allowed those individuals an additional period of time to exercise any of their options that were “in the money” at the end of the initial 90-day post-employment exercise period. We extended the exercise periods of these options because we were unable, during the financial statement restatement process as described in our 2007 Annual Report on Form 10-K, to issue shares of our Class A common stock to such individuals, in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, the options would have expired before the former employees had the opportunity to exercise their “in the money” options, since the 90-day post-employment exercise period would have expired prior to the completion of our financial statement restatement process.

As a result of these modifications, we recorded a non-cash charge to share-based compensation of $12.1 million during the second quarter of fiscal year 2007. In addition, applicable accounting guidance for the modified awards held by former employees whose employment terminated prior to the January 12, 2007 modification required us to report the awards classified as liabilities at their fair value as of each balance sheet date. Any increase or decrease in this fair value was recorded in general and administrative expense in our Consolidated Statements of Income. Of the $12.1 million in expense recognized upon modification of the awards, $11.8 million related to awards classified as liabilities. The subsequent fair value adjustments recorded as expense for the liability classified awards totaled $2.7 million for the year ended August 31, 2008. As all awards had been exercised as of November 30, 2007, there are no liabilities in our Consolidated Balance Sheets as of August 31, 2009 and 2008 associated with these modifications.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

During fiscal years 2009, 2008, and 2007, we granted stock options with a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. During fiscal year 2009, we also granted stock options with a service and a market vesting condition to certain members of our management team. We measure the fair value of stock options as of the date of grant. We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a market vesting condition. The vesting period of the stock options granted generally ranges from six months to four years. A summary of the activity and changes related to stock options and stock appreciation rights granted under our plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
(numbers in thousands, except per share data)	Shares	Share	Term (Years)	Value ($)(1)

Outstanding as of August 31, 2006	9,324	$44.96
Granted	7,089	58.48
Exercised	(409)	26.80
Forfeited, canceled or expired	(2,635)	64.83

Outstanding as of August 31, 2007	13,369	48.90
Granted	2,508	62.08
Assumed upon acquisition	106	72.15
Exercised	(2,348)	41.46
Forfeited, canceled or expired	(1,258)	51.71

Outstanding as of August 31, 2008	12,377	52.41
Granted	1,164	68.08
Exercised	(2,707)	41.18
Forfeited, canceled or expired	(572)	64.24

Outstanding as of August 31, 2009	10,262	$56.49	4.26	$100,144

Vested and expected to vest as of August 31, 2009	9,837	$56.32	4.24	$97,781

Exercisable as of August 31, 2009	5,364	$53.57	3.95	$69,319

Available for future grant as of August 31, 2009	5,140

(1)	Aggregate intrinsic value represents the value of our closing stock price of $64.84 on August 31, 2009 in excess of the weighted average exercise price multiplied by the number of options outstanding or exercisable with an exercise price less than the closing stock price.

As of August 31, 2009, there was approximately $79.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.24 years. The fair value of stock options and stock appreciation rights that vested during fiscal years 2009, 2008 and 2007 was $54.1 million, $35.5 million and $20.7 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to outstanding and exercisable options and stock appreciation rights as of August 31, 2009:

	Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of		Life	Price		Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(options in thousands)

$3.27 to $30.77	832	1.87	$21.03	832	$21.03
$41.92 to $50.68	1,386	3.66	$47.29	802	$46.68
$51.33 to $57.54	1,455	5.69	$53.51	603	$52.46
$58.03 to $58.03	2,447	3.50	$58.03	1,109	$58.03
$58.43 to $70.02	3,190	5.03	$64.13	1,260	$62.58
$70.21 to $83.40	939	4.36	$75.21	746	$75.14
$91.20 to $173.32	13	5.83	$121.33	12	$124.31

$3.27 to $173.32	10,262			5,364

The following table summarizes information related to stock options and stock appreciation rights exercised for fiscal years 2009, 2008 and 2007:

	Year Ended August 31,
($ in thousands)	2009	2008	2007

Amounts related to options exercised:
Intrinsic value realized by optionees	$94,638	$65,198	$10,824
Actual tax benefit realized by Company for tax deductions	$21,732	$25,516	$2,095

The shares issued upon the exercise of stock options and stock appreciation rights were drawn from treasury shares or from our authorized but unissued shares of Class A common stock. Cash received from stock option exercises during fiscal years 2009, 2008, and 2007, totaled approximately $103.5 million, $97.4 million, and $6.2 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

During fiscal years 2009, 2008, and 2007, we granted restricted stock units covering shares of our Class A common stock with a service and a performance vesting condition to several of our officers. We also granted restricted stock units with only a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. We measure the fair value of restricted stock units as of the date of grant. We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a performance condition. The vesting period of the restricted stock units granted generally ranges from six months to four years. A summary of the activity and changes related to restricted stock units granted under our plans is as follows:

		Weighted
		Average
	Number of	Grant Date
(numbers in thousands, except per share data)	Shares	Fair Value

Nonvested balance at August 31, 2006	—	$—
Granted	338	58.03
Vested and released	(13)	58.03
Forfeited	—	—

Nonvested balance at August 31, 2007	325	58.03
Granted	522	58.20
Vested and released	—	—
Forfeited	(132)	57.95

Nonvested balance at August 31, 2008	715	58.17
Granted	645	69.49
Vested and released	(324)	60.96
Forfeited	(38)	57.58

Nonvested balance at August 31, 2009	998	$62.88

As of August 31, 2009, there was approximately $42.4 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 2.80 years. The fair value of restricted stock units that vested during fiscal years 2009, 2008 and 2007 was $23.2 million, zero and $0.8 million, respectively.

Share-based Compensation Expense

The table below outlines share-based compensation expense for fiscal years 2009, 2008, and 2007:

	Year Ended August 31,
(numbers in thousands)	2009	2008	2007

Instructional costs and services	$22,071	$20,609	$13,346
Selling and promotional	5,657	3,603	3,069
General and administrative	40,310	29,358	37,612

Share-based compensation expense included in operating expenses	68,038	53,570	54,027
Tax effect of share-based compensation	(26,603)	(21,013)	(21,189)

Share-based compensation expense, net of tax	$41,435	$32,557	$32,838

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Compensation Expense Assumptions

Fair Value.  We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

	Year Ended August 31,
	2009	2008	2007

Weighted average fair value	$27.32	$23.95	$18.84
Expected volatility	47.7%	44.2%	32.7%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	2.2%	2.9%	4.9%
Dividend yield	0.0%	0.0%	0.0%

Expected Volatility.  We use an average of our historical volatility and the implied volatility of long-lived call options to estimate expected volatility.

Expected Term (years).  We generally use the simplified mid-point method to estimate the expected term of stock options. The simplified method for estimating expected term uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed the circumstances in which the use of the simplified method is appropriate, and we have opted to use this method for options granted to management in fiscal years 2009 and 2008, as historical data is not comparable in order to determine the expected term of current awards.

Risk-Free Interest Rate.  We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.

Dividend Yield.  The dividend yield assumption is based on the fact that we have not historically paid dividends and do not expect to pay dividends in the future.

Forfeitures.  We estimate expected forfeitures of share-based awards at the time of grant and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors, including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust the recognized compensation expense to reflect actual forfeiture activity. As a result, changes in the estimated forfeiture rate do not impact the total share-based compensation expense ultimately recognized over the vesting period; rather, adjustments to the forfeiture assumptions only impact the timing of expense recognition over the vesting period.

Expected Vesting Period.  We amortize the share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only service conditions, and the graded vesting attribution method for awards with performance or market conditions.

Note 17.	Related Person Transactions

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

On December 14, 2001, Hermes acquired our investment in Interactive Distance Learning in exchange for a promissory note in the principal amount of $11.9 million, which represented the related carrying value. The promissory note accrued interest at a fixed annual rate of six percent. The promissory note was repaid in full during fiscal year 2009.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Governmental Advocates, Inc.

Effective July 1, 1989, we entered into an agreement with Governmental Advocates, Inc. to provide consulting services to us with respect to matters concerning legislation, regulations, public policy, electoral politics, and any other topics of concern to us relating to state government in the state of California. Hedy F. Govenar, who served as a director of Apollo through May 2007, is the founder and Chairwoman of Governmental Advocates, Inc. Pursuant to the agreement, we paid consulting fees to Governmental Advocates, Inc. of $0.1 million in fiscal year 2007, while Ms. Govenar served as a director of Apollo.

Yo Pegasus, LLC

Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling, leases an aircraft to us as well as to other entities. Payments to Yo Pegasus for the business use of the airplane, including hourly flight charges, fuel, and direct operating expenses during fiscal years 2009, 2008, and 2007 were $0.2 million, $0.4 million, and $0.3 million, respectively. These amounts are included in general and administrative expenses in the Consolidated Statements of Income. Additionally, through May 2007 the pilots were employed by us and the costs of salaries and fringe benefits were paid through our payroll and are included in general and administrative expenses in the Consolidated Statements of Income. The cost to us, including payments made to Yo Pegasus and the cost of pilots’ wages (including fringe benefits) during fiscal years 2009, 2008, and 2007 were $0.2 million, $0.4 million, and $0.5 million, respectively.

TKG Contact Center, Inc.

We entered into a sublease with TKG Contact Center, Inc., an entity controlled by Dr. John G. Sperling, to lease 56,410 square feet of office space in Tempe, Arizona, for the period from July 1, 2006 to November 30, 2007. We extended the lease to December 7, 2007. Payments to this entity during fiscal years 2008 and 2007 were $0.3 million and $0.9 million, respectively.

Sperling Gallery

We lease certain artwork pursuant to a contract between Apollo Group and an art gallery owned by Virginia Sperling. Virginia Sperling is the former wife of Dr. John Sperling and the mother of Mr. Peter Sperling. Lease payments under the contract during fiscal years 2009, 2008, and 2007 were $34,000, $37,000, and $37,000, respectively.

Credit Suisse Share Repurchase Services

During fiscal years 2008 and 2007, Credit Suisse Securities (USA) LLC, an affiliate of the previous employer of Charles B. Edelstein and Gregory W. Cappelli, our Co-Chief Executive Officers, managed a share repurchase program for Apollo. We paid Credit Suisse Securities approximately $196,000 and $143,000 in commissions for this service during fiscal years 2008 and 2007, respectively. Our engagement of Credit Suisse Securities and payment of these fees occurred after Mr. Cappelli joined Apollo in March 2007, and prior to the time Mr. Edelstein accepted employment with Apollo in July 2008.

Earth Day Network

University of Phoenix Foundation, a non-profit entity affiliated with the University of Phoenix, provided grants totaling $100,000 and $50,000 in fiscal years 2009 and 2008, respectively, to Earth Day Network. Art Edelstein, the Director of Development of Earth Day Network, is the brother of Charles B. Edelstein, our Co-Chief Executive Officer.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cisco Systems, Inc.

During fiscal year 2009, we purchased goods and services from Cisco Systems, Inc., directly and through third party sellers, in the normal course of our business, and we expect to do so in the future. Manuel F. Rivelo, a member of our Board of Directors, is employed by Cisco Systems, Inc. as Senior Vice President of Enterprise Systems and Operations.

Deferred Compensation Agreement with Dr. John G. Sperling

The deferred compensation agreement relates to an agreement between Apollo and Dr. John G. Sperling. The related $2.5 million liability balance is included in other long-term liabilities in our Consolidated Balance Sheets.

Note 18.	Commitments and Contingencies

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

Lease Commitments

We are obligated under property and equipment leases under both capital leases and operating leases. The following is a schedule of future minimum lease commitments as of August 31, 2009:

($ in thousands)	Capital Leases(1)	Operating Leases

2010	$2,679	$147,332
2011	2,066	144,263
2012	7,909	119,924
2013	11,026	90,827
2014	10,981	76,931
Thereafter	113,736	177,646

Total future minimum lease obligation(2)	$148,397	$756,923
Less: imputed interest on capital leases	(37,868)

Net present value of lease obligations	$110,529

(1)	The total future minimum lease obligation associated with capital leases includes lease payments for a lease agreement executed in fiscal year 2009 for a building to be constructed and for which we do not have the right to control the use of the property under the lease at August 31, 2009. The future minimum lease payments associated with this lease are $139.5 million, which includes $36.2 million of imputed interest.

(2)	The total future minimum lease obligation excludes noncancelable sublease rental income of $3.1 million.

Facility and equipment expense under leases totaled $162.5 million, $156.2 million and $150.0 million for fiscal years 2009, 2008 and 2007, respectively.

We have entered into five separate sale-leaseback agreements with unrelated third parties. These agreements were related to property located throughout Phoenix, Arizona, which we currently use to support our operations. The property is subject to ten-year lease terms expiring between 2010 and 2014. In total we

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received approximately $46.2 million in cash for the property, which generated a combined gain of approximately $17.5 million that is being deferred over the respective lease terms. We recognized total gains of $1.7 million, $1.8 million and $1.8 million in fiscal years 2009, 2008 and 2007, respectively, in the Consolidated Statements of Income. The balance of the total deferred gain was $7.0 million as of August 31, 2009 and $8.7 million as of August 31, 2008, included in other liabilities on the Consolidated Balance Sheets.

Naming Rights to Glendale, Arizona Sports Complex

On September 22, 2006, we entered into a Naming and Sponsorship Rights Agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo, for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation and Settlements

Incentive Compensation False Claims Act Lawsuit

On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, are entitled to receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, the relators allege that our entry into Program Participation Agreements with the U.S. Department of Education under Title IV of the Higher Education Act, as reauthorized, constitutes a false claim because we did not intend to comply with the applicable employee compensation requirements and, therefore, we should be required to pay to the U.S. Department of Education treble the amount of costs incurred by the U.S. Department of Education in student loan defaults, student loan subsidies and student financial aid grants from January 1997 to the present, plus statutory penalties and forfeiture amounts. We believe that at all relevant times our compensation programs and practices were in compliance with the applicable legal requirements. Under the District Court’s current Scheduling Order, trial is set for March 2010.

In September 2009, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the parties reached an agreement in principle regarding the financial terms of a potential settlement. Significant other terms remain to be negotiated, and there is no certainty that a final agreement will be reached. Pursuant to a joint request by the parties, on October 2, 2009, the Court granted a stay of all litigation proceedings for 45 days while the parties attempt to negotiate a final settlement. The ultimate dismissal of the action, should a final settlement be reached, is subject to the Court’s approval.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of fiscal year 2009, based on the settlement discussions to resolve this matter, we recorded a pre-tax charge of $80.5 million which represents our best estimate of the loss related to this matter. The actual amount of this loss will not be known until a final settlement agreement, if any, is reached.

If we do not successfully conclude these settlement negotiations, the outcome of this legal proceeding is uncertain because of the many questions of fact and law that may arise. Any subsequent settlement or final disposition of this litigation could be on terms less favorable than our current proposed settlement and could have a material and adverse affect on our business, financial condition, results of operations and cash flows.

Securities Class Action

In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing date for the appeal has not been set. The plaintiffs’ filed their opening brief on May 18, 2009 and we filed our response brief on August 20, 2009.

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

In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge,

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $225.0 million. Damages, if any, will not be known until all court proceedings, including the plaintiffs’ appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. We have not accrued any liability associated with this action as of August 31, 2009.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With respect to the U.S. Department of Education claims, on April 10, 2008, the plaintiff filed his Second Amended Complaint. In addition to the damages previously sought, plaintiff added a request that we recover from defendants the expenses associated with the ongoing qui tam action pending in the U.S. District Court for the Eastern District of California. On May 9, 2008, we moved for a continued stay of Counts 1-2 and dismissal of Counts 3-5 added in the Second Amended Complaint. On July 30, 2008, the Superior Court dismissed Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference. At the continued pre-trial conference on October 27, 2008, the Superior Court lifted the discovery stay and set certain long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts, the earliest of which is May 31, 2010. A trial, if any, is not likely to occur until some time in 2011.

On April 3, 2009, we filed a motion seeking the appointment of an independent panel consisting of Dr. Roy A. Herberger, Jr. and Stephen J. Giusto. The Court granted our motion on July 31, 2009.

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

On November 13, 2006, we filed a Motion to Stay the case arguing that it is not in our best interest to prosecute plaintiffs’ purported derivative claims prior to resolution of the federal Securities Class Action. The individual defendants joined in the Motion to Stay. The Court granted our motion to stay on May 18, 2007. Following entry of judgment in the federal Securities Class Action, the Court granted our motion to extend the stay of the case pending disposition of the post-trial motions. On August 18, 2008, we notified the Court that judgment had been entered in favor of defendants in the Securities Class Action. Plaintiff filed a response on August 25, 2008 notifying the Court of its intention to file a Second Amended Complaint by September 26, 2008. The Court dissolved the stay on September 25, 2008, and ordered plaintiff to file its Second Amended

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Complaint by October 15, 2008. Plaintiff did not file the Second Amended Complaint. Instead, counsel for plaintiff, by letter dated September 25, 2008, advised the Court and defendants’ counsel of its intention to take the necessary steps to obtain an order dismissing the case. On November 14, 2008, another one of our shareholders filed a motion to intervene in the case and pursue the action in the place of Bamboo Partners. We filed a response in opposition to the shareholder’s motion on December 4, 2008, asking the Court to dismiss the case, and fully briefed that motion on December 16, 2008. On January 13, 2009, the shareholder filed a request for oral argument on her motion, which the Court denied on January 16, 2009. On February 3, 2009 the Court also denied the shareholder’s motion to intervene. On March 17, 2009, the Court dismissed this action with prejudice, without costs to either party.

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

On January 22, 2008, all defendants filed motions to dismiss. On March 31, 2009, the Court dismissed the case with prejudice as to Daniel Bachus, Hedy Govenar, Brian E. Mueller, Dino J. DeConcini, and Laura Palmer Noone. The Court also dismissed the case as to John Sperling and Peter Sperling, but granted plaintiffs leave to file an amended complaint against them. Finally, the Court dismissed all of plaintiffs’ claims concerning misconduct before November 2001 and all of the state law claims for conspiracy and breach of fiduciary duty. On April 30, 2009, Plaintiffs filed their Second Amended Complaint, which alleges similar claims for alleged securities fraud against the same defendants. On June 15, 2009, all defendants filed another motion to dismiss the Second Amended Complaint, which is currently pending with the Court.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Patent Infringement Litigation

On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. The District Court has scheduled the trial for November 7, 2011. Together with the other defendants, we filed a motion to transfer venue from the Eastern District of Texas to Washington, D.C. on February 27, 2009. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Student Loan Class Action

On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the U.S. District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the U.S. District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. Under the District Court’s current Scheduling Order, trial is set for August 2010. The matter is currently in discovery. The plaintiffs filed their motion for class certification and an amended complaint on July 14, 2009. The hearing on class certification is currently set for October 26, 2009.

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

Brodale Employment and False Claims Lawsuit

On August 1, 2008, former employee, Stephen Lee Brodale, filed a lawsuit in Federal District Court in San Diego against Apollo, University of Phoenix, and several individual employees. The complaint alleges various employment claims and also includes claims under the Federal and California false claims acts. The Department of Justice declined to participate in the lawsuit and it was served on the Company on August 10, 2009. On September 16, 2009, the Court dismissed the employment claims without prejudice, upon joint motion by the parties, so that they could proceed to binding arbitration. On September 14, 2009, we filed a motion to dismiss the remaining false claims act allegations that is currently pending with the Court. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Wage and Hour Class Actions

During fiscal year 2009, four lawsuits, each styled as a class action, were commenced by various former employees against Apollo and/or University of Phoenix alleging wage and hour claims for failure to pay minimum wages and overtime and certain other violations. These lawsuits are as follows:

•	Juric. Action filed April 3, 2009, by former employee Dejan Juric in California State Court in Los Angeles. We filed an answer denying all of the asserted claims on May 4, 2009 and then removed the case to the Federal District Court in Los Angeles. The matter is currently in discovery. Under the

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court’s current Scheduling Order, the deadline for Plaintiff’s Motion for Class Certification is January 11, 2010 and the hearing on the motion is set for March 22, 2010.

•	Sabol. Action filed July 31, 2009, by several former employees in Federal District Court in Philadelphia. We filed an answer denying the asserted claim on September 29, 2009.

•	Tranchiti. Action filed August 10, 2009, by several former employees in Federal District Court in Chicago. On September 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. The motion is currently pending with the Court.

•	Davis. Action filed September 28, 2009, by former employee Adonijah Davis in Federal District Court in Tampa, Florida. Our initial response to the complaint is due on November 2, 2009.

Because of the many questions of fact and law that may arise, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for these actions and, accordingly, we have not accrued any liability associated with these actions.

Other

We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.

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

Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expired on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the U.S. Department of Education and Western International University’s eligibility continues on a month-to-month basis until the U.S. Department of Education completes it review of the application and issues its decision. As with University of Phoenix, we have no reason to believe that the application will not be renewed in due course.

U.S. Department of Education Audits and Other Matters

All higher education institutions participating in Title IV programs must be accredited by an accrediting body recognized by the U.S. Department of Education. The U.S. Department of Education periodically reviews

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all participating institutions for compliance with all applicable standards and regulations under the Higher Education Opportunity Act. In February 2009, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. We have not yet received the program review report.

During a previous internal review of certain Title IV policies and procedures, it came to our attention that certain Satisfactory Academic Progress calculations performed by University of Phoenix and Western International University failed to properly identify students who should have been placed on financial aid disqualification status and therefore were ineligible to participate in Title IV financial aid programs. Additionally, we determined that University of Phoenix was inadvertently disbursing certain funds under a grant program. These matters were self-reported to the U.S. Department of Education in October 2008. In February 2009, after completing our review of these practices, we reported to the U.S. Department of Education the results of our review and paid the U.S. Department of Education our best estimate of the liability, which was $8.4 million. Approximately half of this amount was recorded in our Consolidated Statements of Income in fiscal year 2008, which was our best estimate based on the information available when we identified the matter. We recorded the remaining amount in our Consolidated Statements of Income in fiscal year 2009 following completion of our review. The U.S. Department of Education has informed us that this matter has been resolved.

Securities and Exchange Commission Informal Inquiry

During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they have commenced an informal inquiry into our revenue recognition practices. Based on the information that has been disclosed to us, the scope, duration and outcome of the inquiry cannot be determined at this time. We intend to cooperate fully with the Securities and Exchange Commission in connection with the inquiry.

Internal Revenue Service Audit

Please refer to Note 13, Income Taxes, for discussion of Internal Revenue Service audits.

Note 19.	Segment Reporting

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven operating segments are managed in the following five reportable segments:

•	University of Phoenix;
•	Apollo Global — BPP;
•	Apollo Global — Other;
•	Insight Schools; and
•	Other Schools.

The University of Phoenix segment offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers.

The Apollo Global — BPP segment offers degree programs through its College of Professional Studies division, provides education and training to professionals in the legal and finance industries through its Professional Education division, and college preparatory education services through its Mander Portman Woodward division. Apollo Global — BPP provides these services through schools located in the United Kingdom and a European network of BPP offices. We began reporting Apollo Global — BPP as a separate

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segment during the fourth quarter of fiscal year 2009 following Apollo Global’s acquisition of BPP on July 30, 2009.

The Apollo Global — Other segment includes the results of operations for UNIACC, ULA and the Apollo Global corporate operations. UNIACC offers bachelor’s and master’s programs on campuses in Chile and online. ULA offers degree programs at its four campuses throughout Mexico.

The Insight Schools segment offers educational and administrative services to public schools to operate full-time online high school programs. Subsequent to our 2009 fiscal year end, we decided to explore the sale of Insight Schools.

The Other Schools segment includes the results of operations of Western International University, IPD, CFFP and Meritus. Western International University offers undergraduate and graduate degree program courses at its Arizona campus locations and online at Western International University Interactive Online. IPD provides program development, administration and management consulting services to private colleges and universities to establish or expand their programs for working learners. CFFP provides financial services education programs, including the Master of Science in three majors and certification programs in retirement, asset management, and other financial planning areas online and from its headquarters in Colorado. Meritus offers degree programs online to students throughout Canada and abroad.

Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of a general allocation, but excludes taxes, interest income and expense, foreign currency fluctuations and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay and stock-based compensation expense attributed to corporate management and administrative employees. The Corporate caption includes adjustments to reconcile segment results to consolidated results which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments.

During fiscal years 2009, 2008, and 2007, no individual customer accounted for more than 10% of our consolidated net revenue.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2009	2008	2007

Net revenue
University of Phoenix	$3,766,600	$2,987,656	$2,537,815
Apollo Global:
BPP	13,062	—	—
Other	54,283	13,435	—

Total Apollo Global	67,345	13,435	—
Insight Schools	20,636	7,495	1,981
Other Schools	116,845	122,495	182,638
Corporate	2,776	9,850	1,359

Net revenue	$3,974,202	$3,140,931	$2,723,793

Income (loss) from operations
University of Phoenix(1)	$1,131,331	$817,609	$656,322
Apollo Global:
BPP	(6,607)	—	—
Other	(11,450)	(1,879)	—

Total Apollo Global	(18,057)	(1,879)	—
Insight Schools	(28,637)	(18,906)	(6,304)
Other Schools	6,950	20,336	42,671
Corporate	(52,127)	(67,694)	(66,992)

	1,039,460	749,466	625,697
Reconciling items:
Interest income	12,591	30,079	31,172
Interest expense	(4,460)	(3,450)	(232)
Other, net	(7,776)	6,759	660

Income before income taxes and minority interest	$1,039,815	$782,854	$657,297

Depreciation and amortization
University of Phoenix	$47,181	$41,659	$38,539
Apollo Global:
BPP	3,115	—	—
Other	6,286	1,929	—

Total Apollo Global	9,401	1,929	—
Insight Schools	3,510	1,682	630
Other Schools	1,451	1,220	4,949
Corporate	38,329	33,236	26,997

Total depreciation and amortization	$99,872	$79,726	$71,115

Capital expenditures(2)
University of Phoenix	$49,031	$37,119	$41,444
Apollo Global:
BPP	504	—	—
Other	5,995	341	—

Total Apollo Global	6,499	341	—
Insight Schools	5,859	3,758	959
Other Schools	1,134	630	456
Corporate	64,833	63,031	61,692

Total capital expenditures	$127,356	$104,879	$104,551

(1)	University of Phoenix income from operations for fiscal year 2009 includes $80.5 million in charges associated with an estimated litigation loss. Please refer to Note 18, Commitments and Contingencies, for further discussion.

(2)	Capital expenditures exclude non-cash fixed asset additions of $17.8 million, $13.7 million and $11.5 million in fiscal years 2009, 2008, and 2007, respectively. Non-cash fixed assets additions include credits received for tenant improvements and accrued purchases in accounts payable.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2009	2008

Assets
University of Phoenix	$1,112,002	$920,553
Apollo Global:
BPP	778,416	—
Other	133,615	123,688

Total Apollo Global	912,031	123,688
Insight Schools	26,590	20,294
Other Schools	52,100	47,736
Corporate	1,160,654	748,141

Total assets	$3,263,377	$1,860,412

A summary of financial information by geographical area based on country of domicile for our respective operating locations is as follows:

	Year Ended August 31,
($ in thousands)	2009	2008	2007

Net revenue
United States	$3,900,251	$3,122,272	$2,718,525
United Kingdom	13,062	—	—
Latin America	54,536	13,712	258
Other	6,353	4,947	5,010

Net revenue	$3,974,202	$3,140,931	$2,723,793

	As of August 31,
($ in thousands)	2009	2008

Long-lived assets(1)
United States	$496,493	$470,092
United Kingdom	698,273	—
Latin America	86,137	77,247
Other	2,633	860

Total long-lived assets	$1,283,536	$548,199

(1)	Long-lived assets include property and equipment, net, goodwill, and intangible assets, net.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Quarterly Results of Operations (Unaudited)

Seasonality

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments. While University of Phoenix enrolls students throughout the year, our net revenue generally is lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January. Most of our other subsidiaries experience more significant seasonality, as they have limited enrollment during their respective summer breaks.

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

	(Unaudited)
	2009
	Q1	Q2	Q3	Q4
($ in thousands, except per share data)	November 30	February 28	May 31	August 31

Consolidated Quarterly Statements of Operations:
Net revenue	$970,967	$876,129	$1,051,343	$1,075,763

Costs and expenses:
Instructional costs and services	377,296	373,290	400,202	452,913
Selling and promotional	228,585	225,711	243,633	262,508
General and administrative	58,221	71,100	71,518	89,265
Estimated litigation loss (Note 18)	—	—	—	80,500

Total costs and expenses	664,102	670,101	715,353	885,186

Income from operations	306,865	206,028	335,990	190,577
Interest income	5,379	3,430	2,395	1,387
Interest expense	(1,432)	(627)	(511)	(1,890)
Other, net	(2,431)	(826)	1,781	(6,300)

Income before income taxes and minority interest	308,381	208,005	339,655	183,774
Provision for income taxes	(128,073)	(82,929)	(139,043)	(95,940)
Minority interest, net of tax	52	270	492	3,675

Net income	$180,360	$125,346	$201,104	$91,509

Earnings per share:
Basic income per share(1)	$1.13	$0.78	$1.28	$0.59

Diluted income per share(1)	$1.12	$0.77	$1.26	$0.59

Basic weighted average shares outstanding	159,138	160,153	157,616	154,201

Diluted weighted average shares outstanding	160,762	162,757	159,305	155,722

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited)
	2008
	Q1	Q2	Q3	Q4
($ in thousands, except per share data)	November 30	February 29	May 31	August 31

Consolidated Quarterly Statements of Operations:
Net revenue	$780,674	$693,643	$835,217	$831,397

Costs and expenses:
Instructional costs and services	333,289	327,723	347,598	362,268
Selling and promotional	176,909	201,705	203,644	223,137
General and administrative	51,281	55,011	60,910	47,990
Estimated securities litigation loss (Note 18)	—	168,400	1,566	(169,966)

Total costs and expenses	561,479	752,839	613,718	463,429

Income (loss) from operations	219,195	(59,196)	221,499	367,968
Interest income	9,190	8,540	7,036	5,313
Interest expense	(77)	(581)	(1,988)	(804)
Other, net	537	100	(1,719)	7,841

Income (loss) before income taxes and minority interest	228,845	(51,137)	224,828	380,318
(Provision) benefit for income taxes	(88,980)	19,098	(85,951)	(151,094)
Minority interest, net of tax	—	—	229	369

Net income (loss)	$139,865	$(32,039)	$139,106	$229,593

Earnings (loss) per share:
Basic income (loss) per share(1)	$0.84	$(0.19)	$0.85	$1.45

Diluted income (loss) per share(1)	$0.83	$(0.19)	$0.85	$1.43

Basic weighted average shares outstanding	167,036	168,005	162,751	158,719

Diluted weighted average shares outstanding	169,289	168,005	163,841	160,118

(1)	The sum of quarterly income per share may not equal annual income per share due to rounding and second quarter net loss.

Item 9 —	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A —	Controls and Procedures

Disclosure Controls and Procedures

We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Co-Chief Executive Officers (“Principal Executive Officers”) and our Senior Vice President, Chief Financial Officer and Treasurer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

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

We acquired BPP Holdings plc (“BPP”) in the fourth quarter of fiscal year 2009. We are not yet required to evaluate, and have not fully evaluated BPP’s internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from this acquisition have not been disclosed in this Annual Report on Form 10-K. We intend to disclose all material changes in internal control over financial reporting resulting from this acquisition prior to or in our Annual Report on Form 10-K for the fiscal year ending August 31, 2010, in which report we will be required for the first time to include BPP in our annual assessment of internal control over financial reporting.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Principal Executive Officers and Principal Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This Disclosure Controls and Procedures section includes information concerning management’s evaluation of disclosure controls and procedures referred to in those certifications and, as such, should be read in conjunction with the certifications of our Principal Executive Officers and Principal Financial Officer.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2009, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2009. We have excluded from our assessment the internal control over financial reporting for BPP, which was acquired on July 30, 2009, and whose financial statements reflect total assets and total revenue constituting 24% and less than 1%, respectively, of our consolidated financial statement amounts as of and for the fiscal year ended August 31, 2009. Based on our assessment, management believes that, as of August 31, 2009, the Company’s internal control over financial reporting is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at BPP Holdings plc, which was acquired on July 30, 2009 and whose financial statements constitute 24% of total assets and less than 1% of revenues, of the consolidated financial statement amounts as of and for the year ended August 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at BPP Holdings plc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009 of the Company, and our report dated October 27, 2009 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 27, 2009

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2009) and such information is incorporated herein by reference.

Our employees must act ethically at all times and in accordance with the policies in our Code of Business Conduct and Ethics. We require full compliance with this policy from all designated employees including our Co-Chief Executive Officers, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.apollogrp.edu/CorporateGovernance.

The charters of our Audit Committee, Compensation Committee, Equity Award Subcommittee, and Nominating and Governance Committee are also available in the Corporate Governance section our website located at www.apollogrp.edu/CorporateGovernance.

Item 11 —	Executive Compensation

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2009) and such information is incorporated herein by reference.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2009) and such information is incorporated herein by reference.

Item 13 —	Certain Relationships and Related Transactions, and Director Independence

See Note 17, Related Person Transactions in Item 8, Financial Statements and Supplementary Data, which is incorporated by reference in this Item 13.

Other information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2009) and such information is incorporated herein by reference.

Item 14 —	Principal Accounting Fees and Services

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2009) and such information is incorporated herein by reference.

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

3.  Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc.	Proxy Statement	No. 000-25232	Annex B	August 1, 2000
3.1a	Articles of Amendment to the Articles of Incorporation of Apollo Group, Inc.	8-K	No. 000-25232	99.1	June 27, 2007
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*					X
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.8	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007
10.9	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.10	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.3	January 8, 2009
10.11	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.4	January 8, 2009
10.12	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.1	January 8, 2009
10.13	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.2	January 8, 2009
10.14	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.15	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.16	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.17	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.18	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.19	Apollo Group, Inc. Executive Officer Performance Incentive Plan*	10-Q	No. 000-25232	10.1	January 8, 2008
10.20	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*					X
10.21	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.10	January 8, 2009
10.22	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009
10.23	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.10	September 9, 1994
10.23b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.23c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006					X
10.23d	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009					X
10.24	Independent Contractor Agreement between Apollo Group, Inc. and Governmental Advocates, Inc., dated June 1, 2006	10-K	No. 000-25232	10.12	May 22, 2007
10.25	Promissory Note from Hermes Onetouch, L.L.C. dated December 14, 2001	10-Q	No. 000-25232	10.14	April 12, 2002
10.25a	Corrected Promissory Note from Hermes Onetouch, L.L.C., dated December 14, 2001	10-K	No. 000-25232	10.13a	May 22, 2007
10.26	Engagement Letter Agreement between Apollo Group, Inc. and FTI Consulting, Inc., dated November 14, 2006*	10-K	No. 000-25232	10.16	May 22, 2007
10.27	Consulting Agreement between Apollo Group, Inc. and Brian L. Swartz, dated February 13, 2007*	10-K	No. 000-25232	10.17	May 22, 2007
10.28	Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated March 31, 2007*	10-K	No. 000-25232	10.18	May 22, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.29	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007
10.30	Amendment to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated December 12, 2008*	10-Q	No. 000-25232	10.6	January 8, 2009
10.31	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated April 24, 2009*	8-K	No. 000-25232	10.1	April 27, 2009
10.32	Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated June 5, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.33	Amendment to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated June 5, 2007*	10-Q	No. 000-25232	10.2	June 28, 2007
10.34	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated December 12, 2008*	10-Q	No. 000-25232	10.7	January 8, 2009
10.35	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated February 23, 2009*	10-Q	No. 000-25232	10.1	March 31, 2009
10.36	Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated August 31, 2007*	10-K	No. 000-25232	10.26	October 29, 2007
10.37	Amendment to Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated December 12, 2008*	10-Q	No. 000-25232	10.9	January 8, 2009
10.38	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.1	July 8, 2008
10.39	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008*	10-Q	No. 000-25232	10.8	January 8, 2009
10.40	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009*	10-Q	No. 000-25232	10.2	March 31, 2009
10.41	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009*	8-K	No. 000-25232	10.2	April 27, 2009
10.42	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.43	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.5	January 8, 2009

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.44	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.32	October 28, 2008
10.45	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter V. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.33	October 28, 2008
10.46	Amended and Restated Capital Contribution Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009					X
10.47	Amended and Restated Shareholders’ Agreement among Apollo Group, Inc., CVP III Coinvestment, L.P., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009					X
10.48	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.29	October 29, 2007
10.49	Amendment No. 1 to Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009					X
10.50	Agreement and Plan of Exchange among Apollo Global, Inc., Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and CVP III Coinvestment, L.P., dated July 28, 2009					X
10.51	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, Bank of America, N.A. and BNP Paribas, as Co-Documentation Agents, Wells Fargo Bank, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, dated January 4, 2008	10-Q	No. 000-25232	10.2	January 8, 2008
10.52	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008	10-Q	No. 000-25232	10.1	March 27, 2008
10.53	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.2	March 27, 2008
10.54	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.3	March 27, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.55	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.4	March 27, 2008
10.56	Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated June 20, 2006	10-Q	No. 000-25232	10.6	March 27, 2008
10.57	First Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 7, 2007	10-Q	No. 000-25232	10.7	March 27, 2008
10.59	Second Amendment to Option Agreement by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated March 17, 2008	10-Q	No. 000-25232	10.8	March 27, 2008
10.60	Third Amendment to Option Agreement and Joint Order to Title Company by and between Apollo Group, Inc. and Macquarie Riverpoint AZ, LLC, dated April 28, 2008	10-Q	No. 000-25232	10.1	July 1, 2008
10.61	Implementation Agreement, dated June 7, 2009, by and among Apollo Global, Inc., Apollo UK Acquisition Company Limited and BPP Holdings plc.	8-K	No. 000-25232	2.1	June 8, 2009
10.62	Rule 2.5 Announcement, dated June 8, 2009	8-K	No. 000-25232	2.2	June 8, 2009
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation

By:	/s/ Charles B. Edelstein
Charles B. Edelstein
Co-Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Gregory W. Cappelli
Gregory W. Cappelli
Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Founder, Executive Chairman of the Board and Director	October 27, 2009

/s/ Peter V. Sperling Peter V. Sperling	Vice Chairman of the Board and Director	October 27, 2009

/s/ Charles B. Edelstein Charles B. Edelstein	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2009

/s/ Gregory W. Cappelli Gregory W. Cappelli	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2009

/s/ Terri C. Bishop Terri C. Bishop	Executive Vice President, External Affairs and Director	October 27, 2009

/s/ Brian L. Swartz Brian L. Swartz	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 27, 2009

/s/ Gregory J. Iverson Gregory J. Iverson	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	October 27, 2009

Signature	Title	Date

/s/ Dino J. DeConcini Dino J. DeConcini	Director	October 27, 2009

/s/ K. Sue Redman K. Sue Redman	Director	October 27, 2009

/s/ James R. Reis James R. Reis	Director	October 27, 2009

/s/ George A. Zimmer George A. Zimmer	Director	October 27, 2009

/s/ Roy A. Herberger Roy A. Herberger	Director	October 27, 2009

/s/ Ann Kirschner Ann Kirschner	Director	October 27, 2009

/s/ Stephen J. Giusto Stephen J. Giusto	Director	October 27, 2009

/s/ Manuel F. Rivelo Manuel F. Rivelo	Director	October 27, 2009