Form 10-Q
period 2009-11-30
APOLLO GROUP INC
filed 2010-01-07
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐      NO ☑
AS OF December 29, 2009, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	154,410,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I – FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	46
EX-3.1
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:
•	changes in the regulation of the education industry, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2009, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment;”

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2009 and Part II, Item 1A, Risk Factors, in this 10-Q; and

•	those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2009 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	November 30,	August 31,
($ in thousands)	2009	2009
ASSETS:
Current assets
Cash and cash equivalents	$905,262	$968,246
Restricted cash and cash equivalents	470,129	432,304
Accounts receivable, net	340,973	298,270
Deferred tax assets, current portion	97,652	88,022
Prepaid taxes	3,771	57,658
Other current assets	39,215	35,517

Total current assets	1,857,002	1,880,017
Property and equipment, net	577,453	557,507
Marketable securities	19,579	19,579
Goodwill	527,177	522,358
Intangible assets, net	198,020	203,671
Deferred tax assets, less current portion	71,339	66,254
Other assets	14,464	13,991

Total assets	$3,265,034	$3,263,377

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$65,037	$461,365
Accounts payable	74,809	66,928
Accrued liabilities	249,567	268,418
Income taxes payable	127,748	—
Student deposits	480,181	491,639
Deferred revenue	377,134	333,041
Other current liabilities	86,921	133,887

Total current liabilities	1,461,397	1,755,278
Long-term debt	127,767	127,701
Deferred tax liabilities	56,463	55,636
Other long-term liabilities	103,833	100,149

Total liabilities	1,749,460	2,038,764

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	38,772	1,139
Apollo Group Class A treasury stock, at cost	(2,014,048)	(2,022,623)
Retained earnings	3,435,185	3,195,043
Accumulated other comprehensive loss	(9,732)	(13,740)

Total Apollo Group, Inc. shareholders’ equity	1,450,281	1,159,923

Noncontrolling interests	65,293	64,690

Total equity	1,515,574	1,224,613

Total liabilities and shareholders’ equity	$3,265,034	$3,263,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per share data)	2009	2008
Net revenue	$1,270,301	$970,967

Costs and expenses:
Instructional costs and services	529,496	377,296
Selling and promotional	275,483	228,585
General and administrative	72,427	58,221

Total costs and expenses	877,406	664,102

Income from operations	392,895	306,865
Interest income	932	5,379
Interest expense	(2,911)	(1,432)
Other, net	(866)	(2,431)

Income before income taxes	390,050	308,381
Provision for income taxes	(149,918)	(128,073)

Net income	240,132	180,308
Net loss attributable to noncontrolling interests	10	52

Net income attributable to Apollo Group, Inc.	$240,142	$180,360

Earnings per share:

Basic income per share attributable to Apollo Group, Inc.	$1.55	$1.13

Diluted income per share attributable to Apollo Group, Inc.	$1.54	$1.12

Basic weighted average shares outstanding	154,824	159,138

Diluted weighted average shares outstanding	156,045	160,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2009	2008
Net income	$240,132	$180,308
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss), net	4,621	(10,318)
Unrealized loss on auction-rate securities	—	(1,322)

Comprehensive income	244,753	168,668
Comprehensive (income) loss attributable to noncontrolling interests	(603)	2,369

Comprehensive income attributable to Apollo Group, Inc.	$244,150	$171,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2009	2008
Cash flows provided by (used in) operating activities:
Net income	$240,132	$180,308
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	14,154	15,119
Excess tax benefits from share-based compensation	(238)	(3,950)
Depreciation and amortization	32,303	22,897
Amortization of deferred gain on sale-leasebacks	(450)	(397)
Non-cash foreign currency losses, net	357	2,467
Provision for uncollectible accounts receivable	62,698	34,857
Deferred income taxes	(15,899)	(8,776)
Changes in assets and liabilities:
Accounts receivable	(104,798)	(21,142)
Other assets	(4,105)	(6,998)
Accounts payable and accrued liabilities	(16,806)	14,666
Income taxes payable	170,230	113,475
Student deposits	(11,627)	42,136
Deferred revenue	43,163	(8,182)
Other liabilities	(3,884)	4,316

Net cash provided by operating activities	405,230	380,796

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(37,574)	(30,646)
Maturities of marketable securities	—	1,660
Increase in restricted cash and cash equivalents	(37,825)	(58,607)

Net cash used in investing activities	(75,399)	(87,593)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(410,126)	(11,564)
Proceeds from borrowings	12,251	13,126
Issuance of Apollo Group Class A common stock	5,771	18,333
Class A common stock purchased for treasury	(1,025)	(2,505)
Excess tax benefits from share-based compensation	238	3,950

Net cash (used in) provided by financing activities	(392,891)	21,340

Exchange rate effect on cash and cash equivalents	76	(836)

Net (decrease) increase in cash and cash equivalents	(62,984)	313,707
Cash and cash equivalents, beginning of period	968,246	483,195

Cash and cash equivalents, end of period	$905,262	$796,902

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes, net of refunds	$2,535	$19,270
Cash paid during the period for interest	$1,536	$734
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$3,786	$2,117
Purchases of property and equipment included in accounts payable	$6,132	$4,838
Restricted stock units vested and released	$2,594	$7,362
Unrealized loss on auction-rate securities	$—	$2,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc., its wholly-owned subsidiaries and subsidiaries that we control, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels through our wholly-owned subsidiaries:
•	The University of Phoenix, Inc. (“University of Phoenix”);
•	Western International University, Inc. (“Western International University”);
•	Institute for Professional Development (“IPD”);
•	The College for Financial Planning Institutes Corporation (“CFFP”); and
•	Meritus University, Inc. (“Meritus”).
In addition to these wholly-owned subsidiaries, we have an 86.1% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global has completed the following acquisitions:
•	BPP Holdings plc (“BPP”) in the United Kingdom,
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile, and
•	Universidad Latinoamericana (“ULA”) in Mexico.
We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. During fiscal year 2010, we decided to explore alternatives related to our Insight Schools’ operations including a potential sale. As of November 30, 2009, we have concluded that we do not meet the requirements for presenting Insight Schools as held for sale or as discontinued operations as we had not committed to a formal plan of sale at that time. Subsequent to November 30, 2009, we engaged an investment bank to explore strategic alternatives including a potential sale. As a result, we may be required to report Insight Schools as a discontinued operation beginning with our second quarter of fiscal year 2010.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments and timing of certification exams.
•	University of Phoenix seasonality - University of Phoenix enrolls students throughout the year, with its net revenue generally lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January.
•	BPP seasonality - BPP experiences significant seasonality associated with the timing of when their courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP is relatively fixed, BPP’s results from operations are substantially lower in the second and fourth quarters.
•	Other Subsidiaries seasonality - Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.
Note 2. Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed consolidated financial statements include the accounts of Apollo Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in the opinion of management, contain all adjustments necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 27, 2009 in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2009 Annual Report on Form 10-K. These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing and the audited consolidated financial statements and notes thereto contained in our 2009 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.
Because of the seasonal nature of our business, the results of operations for the three months ended November 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Subsequent Events
We have evaluated events after November 30, 2009, and through January 7, 2010, which is the date the financial statements were issued, and determined that any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.
Recent Accounting Pronouncements
Pronouncements Adopted
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and, accordingly, we adopted the provisions this quarter for our interim period ended November 30, 2009. The adoption of the Codification did not have an impact on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157”) (codified in ASC 820, “Fair Value Measurements and Disclosures”), which provides enhanced guidance for using fair value to measure assets and liabilities. On September 1, 2008, we partially adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Effective September 1, 2009, we completed our full adoption of the provisions of SFAS 157 with respect to fair valuing non-financial assets and liabilities not measured on a recurring basis, and the adoption did not have a material impact on our financial condition, results of operations, and disclosures.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (codified in ASC 805, “Business Combinations”), which is a revision of SFAS 141, “Business Combinations” (“SFAS 141”). The primary requirements of SFAS 141(R) are as follows:

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•	upon initially obtaining control, the acquiring entity in a business combination recognizes 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target—as a consequence, the current step acquisition model has been eliminated;
•	contingent consideration arrangements are fair valued at the acquisition date and included in the purchase price consideration—the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable;
•	for prior business combinations, adjustments for recognized changes in acquired tax uncertainties are recognized in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB No. 109,” and adjustments for recognized changes in the valuation allowance for acquired deferred tax assets are recognized in income tax expense in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes;” and
•	all transaction costs must be expensed as incurred.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”) (codified in ASC 805). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised about the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted SFAS 141(R) and FSP FAS 141(R)-1 on September 1, 2009. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on our financial condition, results of operations, and disclosures. Deferred acquisition costs as of the adoption of SFAS 141(R) were not significant and were expensed as of August 31, 2009.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) (codified in ASC 810, “Consolidation”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests or minority interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and the provisions are prospective upon adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Accordingly, we adopted SFAS 160 on September 1, 2009 and retrospectively adjusted the following statements:
•	Condensed Consolidated Balance Sheets as of August 31, 2009;
•	Condensed Consolidated Statements of Income for the three months ended November 30, 2008;
•	Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2008; and
•	Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2008.
Refer to Note 11, Shareholders’ Equity, for additional disclosure related to our adoption of the provisions of SFAS 160.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) (codified in ASC 350, “Intangibles — Goodwill and Other”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (codified in ASC 350). The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We adopted FSP FAS 142-3 on September 1, 2009 and the adoption of FSP FAS 142-3 did not have a material impact on our financial condition, results of operations, and disclosures.
In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) (codified in ASC 260, “Earnings Per Share”). FSP EITF 03-6-1 clarifies whether unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted FSP EITF 03-6-1 on September 1, 2009, which did not have a material impact on our calculation of earnings per share and related disclosures.
In April 2009, the FASB issued three new FSPs to address fair value measurement concerns as follows:
•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”) (codified in ASC 820), provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may reflect distressed transactions;
•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”) (codified in ASC 320, “Investments — Debt and Equity Securities”), amends the other-than-temporary impairment guidance for debt securities. Under FSP FAS 115-2 and 124-2, an other-than-temporary impairment is now triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery in value, or the security is not expected to recover the entire amortized cost basis of the security. If an entity does not intend to sell the security, credit related losses on debt securities that exist will be considered an other-than-temporary impairment recognized in earnings, and any other losses due to a decline in fair value relative to the amortized cost deemed not to be other-than-temporary are recorded in other comprehensive income; and
•	FSP No. FAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) (codified in ASC 825, “Financial Instruments”), expands the fair value disclosures required for financial instruments to interim reporting periods for publicly traded companies, including disclosure of the significant assumptions used to estimate the fair value of those financial instruments.
On June 1, 2009, we adopted the provisions of FSP FAS 157-4 and FSP FAS 115-2 and 124-2, which did not have a material impact on our financial condition and results of operations. FSP FAS 107-1 and APB 28-1 is effective for interim financial statements on Form 10-Q for periods ending after June 15, 2009 and, accordingly, we adopted the provisions this quarter for our interim period ended November 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our disclosures.
Pronouncements Not Yet Adopted
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (codified in ASC 810), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and is effective for us on September 1, 2010. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial condition, results of operations, and disclosures.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 is effective for us on September 1, 2010. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Acquisitions
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
We accounted for the BPP acquisition using the purchase method of accounting prior to our September 1, 2009 adoption of SFAS 141(R)”) (codified in ASC 805, “Business Combinations”) noted in Recent Accounting Pronouncements in Note 2, Significant Accounting Policies. To value the acquired assets and assumed liabilities, we used the following valuation methodologies:
•	Land and buildings included in property and equipment were valued using the market approach.
•	Trademarks were valued using the relief-from-royalty method, which represents the benefit of owning an intangible asset rather than paying royalties for its use.
•	All other intangible assets were valued using one of the following methods; the income approach, specifically the cost savings method and excess earnings method, or the replacement cost approach.
•	Certain other long-term obligations were valued using the discounted cash flow approach utilizing current discount rates, cost estimates and assumptions.
•	All other net assets and liabilities carrying value approximated fair value at the time of the acquisition.
A summary of the preliminary purchase price allocation is as follows:

($ in thousands)
Tangible assets (net of acquired liabilities)	$(15,346)
Finite-lived intangible assets	51,304
Indefinite-lived intangible assets	139,990
Goodwill	425,638

Total allocated purchase price	$601,586

The purchase price allocation for the BPP acquisition is preliminary and subject to revision as we finalize valuations and as additional information about the fair value of certain assets and liabilities becomes available.
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
BPP’s operating results are included in our condensed consolidated financial statements from the date of acquisition.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pro Forma Financial Results
The following pro forma financial results of operations are presented as if the acquisition of BPP had been completed at the beginning of the respective period presented:

Three Months Ended
($ in thousands, except per share data)	November 30, 2008
Pro forma net revenue	$1,066,193

Pro forma net income attributable to Apollo Group, Inc.	$202,123

Pro form earnings per share:
Basic income per share attributable to Apollo Group, Inc.	$1.27

Diluted income per share attributable to Apollo Group, Inc.	$1.26

Basic weighted average shares outstanding	159,138

Diluted weighted average shares outstanding	160,762

The pro forma financial information is presented for informational purposes and includes certain adjustments that are factual and supportable, such as increased interest expense on debt used to fund the acquisition, adjustments to depreciation expense related to the fair value adjustment for property and equipment, and amortization related to acquired intangible assets, as well as the related tax effect of these adjustments. The pro forma information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of the period presented, or of future results of the consolidated entities.
Note 4. Accounts Receivable, Net
Accounts receivable, net consist of the following as of November 30, 2009 and August 31, 2009:

	November 30,	August 31,
($ in thousands)	2009	2009
Student accounts receivable	$442,825	$380,226
Less allowance for doubtful accounts	(138,405)	(110,420)

Net student accounts receivable	304,420	269,806
Other receivables	36,553	28,464

Total accounts receivable, net	$340,973	$298,270

Student accounts receivable is composed primarily of amounts due related to tuition.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. Please refer to our 2009 Annual Report on Form 10-K for further discussion of our related critical accounting policy. The following table summarizes the activity in the related allowance for doubtful accounts for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30,
($ in thousands)	2009	2008
Beginning allowance for doubtful accounts	$110,420	$78,362
Provision for uncollectible accounts receivable	62,698	34,857
Write-offs, net of recoveries	(34,713)	(24,945)

Ending allowance for doubtful accounts	$138,405	$88,274

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment from August 31, 2009 to November 30, 2009 are as follows:

	University of	Apollo Global		Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Schools	Goodwill
Goodwill as of August 31, 2009	$37,018	$421,836	$33,871	$12,742	$16,891	$522,358
Currency translation adjustment	—	4,760	59	—	—	4,819

Goodwill as of November 30, 2009	$37,018	$426,596	$33,930	$12,742	$16,891	$527,177

During fiscal year 2010, we decided to explore alternatives related to our Insight Schools’ operations including a potential sale. As of November 30, 2009, we have concluded that we do not meet the requirements for presenting Insight Schools as held for sale or as discontinued operations as we had not committed to a formal plan of sale at that time. Subsequent to November 30, 2009, we engaged an investment bank to explore strategic alternatives including a potential sale. As a result, we may be required to report Insight Schools as a discontinued operation beginning with our second quarter of fiscal year 2010. Additionally, based on the information currently available, we have concluded that the goodwill balance associated with Insight Schools is not impaired.
Intangible assets consist of the following as of November 30, 2009 and August 31, 2009:

	November 30, 2009				August 31, 2009
			Effect of				Effect of
	Acquired		Foreign		Acquired		Foreign
	Gross		Currency	Net	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
($ in thousands)	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount
Finite-lived intangible assets
Student and customer relationships	$26,515	$(8,599)	$(987)	$16,929	$26,515	$(4,224)	$(1,282)	$21,009
Copyrights	20,891	(1,952)	(8)	18,931	20,891	(488)	(198)	20,205
Other	23,317	(6,894)	(995)	15,428	23,317	(5,233)	(1,117)	16,967

Total finite-lived intangible assets	70,723	(17,445)	(1,990)	51,288	70,723	(9,945)	(2,597)	58,181

Indefinite-lived intangible assets
Trademarks	140,797	—	(1,259)	139,538	140,797	—	(2,441)	138,356
Accreditations and designations	7,456	—	(262)	7,194	7,456	—	(322)	7,134

Total indefinite-lived intangible assets	148,253	—	(1,521)	146,732	148,253	—	(2,763)	145,490

Total intangible assets, net	$218,976	$(17,445)	$(3,511)	$198,020	$218,976	$(9,945)	$(5,360)	$203,671

Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years. Amortization expense for intangible assets for the three months ended November 30, 2009 and 2008 was $7.5 million and $1.0 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of November 30, 2009:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets/	Observable	Unobservable
	November 30,	Liabilities	Inputs	Inputs
($ in thousands)	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,346,626	$1,346,626	$—	$—
Marketable securities:
Auction-rate securities	19,579	—	—	19,579

Total assets:	$1,366,205	$1,346,626	$—	$19,579

Liabilities:
Other liabilities:
Interest rate swap	$3,983	$—	$3,983	$—

Total liabilities:	$3,983	$—	$3,983	$—

We measure our money market funds included in cash and restricted cash equivalents, auction-rate securities included in marketable securities and interest rate swap included in other liabilities at fair value. As of November 30, 2009, cash equivalents disclosed in the table above excludes $28.8 million of cash held in bank overnight deposit accounts that approximate fair value.
•	Money market funds - Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.
•	Auction-rate securities - Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 to 500 basis points to the applicable discount rate.
•	Interest rate swap - We have an interest rate swap with a notional amount of £30.0 million ($49.3 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.
At November 30, 2009, the carrying value of our debt, excluding capital leases, was $186.1 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.
We did not significantly change our valuation techniques associated with fair value measurements from prior periods. Additionally, we did not have any non-recurring fair value measurements during the period that required disclosure.
During the three months ended November 30, 2009, we did not have any changes in our auction-rate securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
Note 7. Accrued Liabilities
Accrued liabilities consist of the following as of November 30, 2009 and August 31, 2009:

	November 30,	August 31,
($ in thousands)	2009	2009
Estimated litigation loss	$79,700	$80,500
Salaries, wages, and benefits	67,259	76,583
Accrued advertising	37,807	35,974
Accrued professional fees	22,217	25,287
Student refunds, grants and scholarships	9,053	11,287
Other accrued liabilities	33,531	38,787

Total accrued liabilities	$249,567	$268,418

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Please refer to Note 14, Commitments and Contingencies, for discussion of the estimated litigation loss. Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, and certain accrued purchases.
Note 8. Debt
Debt and short-term borrowings consist of the following as of November 30, 2009 and August 31, 2009:

	November 30,	August 31,
($ in thousands)	2009	2009
Bank Facility, see terms below	$103,503	$495,608
Capital lease obligations	6,720	7,763
Other, interest rates ranging from 1.2% to 9.4% with various maturities from 2010 to 2019	82,581	85,695

Total debt	192,804	589,066
Less short-term borrowings and current portion of long-term debt	(65,037)	(461,365)

Long-term debt	$127,767	$127,701

On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility available for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years, expiring on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.
As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the three months ended November 30, 2009.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at November 30, 2009 was 1.0%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants at November 30, 2009.
Other debt includes $65.3 million of variable rate debt and $17.3 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at November 30, 2009 was 2.7%.
Please refer to Note 6, Fair Value Measurements, for discussion of the fair value of our debt.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9. Other Liabilities
Other liabilities consist of the following as of November 30, 2009 and August 31, 2009:

	November 30,	August 31,
($ in thousands)	2009	2009
Deferred rent and other lease incentives	$72,646	$71,579
Reserve for uncertain tax positions	50,161	97,619
Other	67,947	64,838

Total other liabilities	190,754	234,036
Less current portion	(86,921)	(133,887)

Total other long-term liabilities	$103,833	$100,149

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. Refer to Note 10, Income Taxes, for discussion of our uncertain tax positions.
Note 10. Income Taxes
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Please refer to our significant accounting policies included in our 2009 Annual Report on Form 10-K for further discussion.
During the first quarter of fiscal year 2010, our unrecognized tax benefits decreased by $28.3 million, excluding interest and penalties, primarily as a result of settling our Internal Revenue Code Section 162(m) issue related to stock option compensation as discussed below. This decrease was partially offset by an increase in our unrecognized tax benefits as a result of tax positions taken during the quarter related to state taxes.
As of November 30, 2009, we had total uncertain tax positions of $50.2 million, including accrued interest and penalties, of which $37.2 million is included in other current liabilities in our Condensed Consolidated Balance Sheets. We believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. The current portion of our uncertain tax positions principally relates to amounts accrued related to allocation and apportionment of our income amongst various state and local jurisdictions. The entire amount of our unrecognized tax benefits would favorably affect our effective rate if ultimately recognized.
Internal Revenue Service Audits
An audit relating to our U.S. federal income tax returns for fiscal years 2003 through 2005 commenced in September 2006. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow deductions relating to stock option compensation in excess of the limitations of Internal Revenue Code Section 162(m). Under Section 162(m), the amount of such deduction per covered executive officer is limited to $1.0 million per year, except to the extent the compensation qualifies as performance-based. Compensation attributable to options with revised measurement dates may not have qualified as performance-based compensation. The Internal Revenue Service examination report also proposed the additions of penalties and interest. On March 6, 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. On November 25, 2009, we executed a Closing Agreement with the Internal Revenue Service Office of Appeals to settle this matter. The settlement resolves only the disputed tax issues between the Internal Revenue Service and us and is not an admission by us of liability, wrongdoing, legal compliance or non-compliance for any other purpose. Pursuant to the settlement, we will pay tax and interest to the Internal Revenue Service in the amount of $23.0 million and no penalties will be imposed. Additionally, we will make payments to applicable state and local jurisdictions of approximately $4.3 million.
We accrued an additional $0.5 million of interest during the three months ended November 30, 2009, resulting in a total accrual, prior to the settlement, of $50.5 million included in our reserve for uncertain tax positions relating to this issue. As a result of this settlement, we reclassified $27.3 million to income taxes payable in our Condensed Consolidated Balance Sheets as of November 30, 2009 and we expect to pay the majority of this amount during the second quarter of fiscal year 2010. The remaining accrual of $23.2 million, relating to the amount in excess of the settlement, was reversed during the three months ended November 30, 2009 through a

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reduction in the provision for income taxes, a decrease in deferred tax assets, and an increase in additional paid-in capital in the amounts of $10.2 million, $1.5 million and $11.5 million, respectively.
Based on the agreed upon settlement, we believe that we are entitled to certain deductions related to stock option compensation that were not claimed on our tax returns for the years ended in 2006 through 2009. During the three months ended November 30, 2009, we recorded the benefit of these deductions through provision for income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million, and $16.0 million, respectively. We have submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns for the years ended in 2006, 2007, and 2008. We intend to claim the deductions related to stock option compensation in fiscal year 2009 on our tax return for the year ended in 2009.
During fiscal year 2009, the Internal Revenue Service commenced an examination of our tax returns for the years ended in 2006, 2007, and 2008. In addition, we are subject to numerous ongoing audits by state, local, and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.
Note 11. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the three months ended November 30, 2009 and 2008:

	Common Stock			Treasury		Accumulated	Total Apollo
	Class A	Class B	Additional	Stock		Other	Group, Inc.
	Stated	Stated	Paid-in	Class A	Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Income (Loss)	Equity	Interests	Total Equity
Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(1,025)	—	—	(1,025)	—	(1,025)
Stock issued under stock purchase plans	—	—	192	1,209	—	—	1,401	—	1,401
Stock issued under stock option plans	—	—	(4,021)	8,391	—	—	4,370	—	4,370
Tax shortfall of stock options exercised	—	—	(176)	—	—	—	(176)	—	(176)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Stock-based compensation	—	—	14,154	—	—	—	14,154	—	14,154
Currency translation adjustment, net of tax	—	—	—	—	—	4,008	4,008	613	4,621
Net income (loss)	—	—	—	—	240,142	—	240,142	(10)	240,132

Balance as of November 30, 2009	$103	$1	$38,772	$(2,014,048)	$3,435,185	$(9,732)	$1,450,281	$65,293	$1,515,574

	Common Stock			Treasury			Total Apollo
	Class A	Class B	Additional	Stock		Accumulated	Group, Inc.
	Stated	Stated	Paid-in	Class A	Retained	Other	Shareholders’	Noncontrolling
	Value	Value	Capital	Stated Value	Earnings	Comprehensive Loss	Equity	Interests	Total Equity
Balance as of August 31, 2008	$103	$1	$—	$(1,757,277)	$2,595,340	$(3,781)	$834,386	$11,779	$846,165
Treasury stock purchases	—	—	—	(2,505)	—	—	(2,505)	—	(2,505)
Stock issued under stock purchase plans	—	—	(244)	1,620	—	—	1,376	—	1,376
Stock issued under stock option plans	—	—	(17,181)	32,754	1,384	—	16,957	—	16,957
Tax benefits of stock options exercised	—	—	2,865	—	—	—	2,865	—	2,865
Stock-based compensation	—	—	15,119	—	—	—	15,119	—	15,119
Currency translation adjustment, net of tax	—	—	—	—	—	(8,001)	(8,001)	(2,317)	(10,318)
Unrealized investment loss, net of tax	—	—	—	—	—	(1,322)	(1,322)	—	(1,322)
Other, net	—	—	—	—	—	—	—	(53)	(53)
Net income (loss)	—	—	—	—	180,360	—	180,360	(52)	180,308

Balance at November 30, 2008	$103	$1	$559	$(1,725,408)	$2,777,084	$(13,104)	$1,039,235	$9,357	$1,048,592

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Reissuances
During the three months ended November 30, 2009 and 2008, we issued approximately 0.2 million shares and 0.6 million shares, respectively, of our Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. As of November 30, 2009, we had $500 million available under our share repurchase authorization. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. We did not repurchase any shares during the three months ended November 30, 2009 under this program.
In connection with the release of vested shares of restricted stock, we repurchased approximately 17,000 shares for $1.0 million, and 36,000 shares for $2.5 million during the three months ended November 30, 2009 and 2008, respectively, related to tax withholding requirements on these restricted stock units. These repurchase transactions do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
Note 12. Earnings Per Share
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Three Months Ended November 30,
	2009			2008
	Net Income			Net Income
	Attributable to	Weighted		Attributable to	Weighted
	Apollo Group,	Average	Per Share	Apollo Group,	Average	Per Share
(in thousands, except per share data)	Inc.	Shares	Amount	Inc.	Shares	Amount
Basic income per share attributable to Apollo Group, Inc.	$240,142	154,824	$1.55	$180,360	159,138	$1.13
Effect of dilutive securities:
Stock options(1)	—	1,022	(0.01)	—	1,433	(0.01)
Restricted stock units(2)	—	199	—	—	191	—

Diluted income per share attributable to Apollo Group, Inc.	$240,142	156,045	$1.54	$180,360	160,762	$1.12

(1)	For the three months ended November 30, 2009 and 2008, approximately 4,501,000 and 2,079,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

(2)	For the three months ended November 30, 2009 and 2008, approximately 2,000 and 18,000, respectively, of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These restricted stock units could be dilutive in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Share-Based Compensation
The table below details share-based compensation expense for the three months ended November 30, 2009 and 2008:

	Three Months Ended November 30,
($ in thousands)	2009	2008
Instructional costs and services	$4,154	$4,028
Selling and promotional	2,264	1,453
General and administrative	7,736	9,638

Share-based compensation expense	$14,154	$15,119

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three months ended November 30, 2009, we granted approximately 35,000 stock options that had weighted average grant date fair value of $23.01 per option. The weighted average exercise price of these options was $58.32. As of November 30, 2009, there was approximately $69.9 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three months ended November 30, 2009, we granted approximately 19,000 restricted stock units that had weighted average grant date fair value of $59.64 per unit. As of November 30, 2009, there was approximately $38.8 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units.
Note 14. Commitments and Contingencies
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Pending Litigation and Settlements
Incentive Compensation False Claims Act Lawsuit
On August 29, 2003, we were notified that a qui tam action had been filed against us on March 7, 2003, in the U.S. District Court for the Eastern District of California by two then-current employees on behalf of themselves and the federal government. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if they are successful, are entitled to receive a portion of the federal government’s recovery. The qui tam action alleges, among other things, violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), by University of Phoenix through submission of a knowingly false or fraudulent claim for payment or approval, and submission of knowingly false records or statements to get a false or fraudulent claim paid or approved in connection with federal student aid programs. The qui tam action also asserts that University of Phoenix improperly compensates its employees. Specifically, the relators allege that our entry into Program Participation Agreements with the U.S. Department of Education under Title IV of the Higher Education Act, as reauthorized, constitutes a false claim because we did not intend to comply with the applicable employee compensation requirements and, therefore, we should be required to pay to the U.S. Department of Education treble the amount of costs incurred by the U.S. Department of Education in student loan defaults, student loan subsidies and student financial aid grants from January 1997 to the present, plus statutory penalties and forfeiture amounts. We believe that at all relevant times our compensation programs and practices were in compliance with the applicable legal requirements. Under the District Court’s current Scheduling Order, trial was set for March 2010.
In September 2009, the parties to the action, along with the U.S. Department of Justice, participated in a private mediation in which the parties reached an agreement in principle regarding the financial terms of a potential settlement. During the fourth quarter of fiscal year 2009, based on the settlement discussions to resolve this matter, we recorded a pre-tax charge of $80.5 million which represented our best estimate of the loss related to this matter.
The settlement was finalized by all parties on December 14, 2009. The agreement makes clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance or violation as a result of the settlement. Under the terms of the agreement, we paid

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$67.5 million to the United States in December 2009. Under a separate agreement, we paid $11.0 million in attorneys fees to the plaintiffs, as required by the False Claims Act, in December 2009. The remaining portion of the $80.5 million pre-tax charge recorded in fiscal year 2009 represented our estimate of future legal costs as of August 31, 2009. We paid a portion of these fees during the three months ended November 30, 2009. On December 17, 2009, the Court entered the order dismissing the lawsuit with prejudice.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. The appeal has been fully briefed by both parties and was originally scheduled for hearing on January 13, 2010. Plaintiffs’ lawyers recently filed a request to extend the hearing date, which was granted. However, a new hearing date has not yet been set by the Court.
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
In the fourth quarter of fiscal year 2008, we reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. Applying similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal, we currently estimate our range of loss for this matter to be between zero and $225.0 million. Damages, if any, will not be known until all court proceedings, including the plaintiffs’ appeal, have been completed. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action. We have not accrued any liability associated with this action as of November 30, 2009.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. Together with the other defendants, we filed a motion to transfer venue from the Eastern District of Texas to Washington, D.C. on February 27, 2009. On September 30, 2009, the Court granted plaintiffs’ motion to transfer the case to the Eastern District of Virginia and denied the defendants’ motion to transfer the case to the District of Columbia. Discovery in the case is ongoing and a trial date has not been set. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Student Loan Class Action
On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the U.S. District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the U.S. District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. Under the District Court’s current Scheduling Order, trial is set for October 2010. The matter is currently in discovery. The plaintiffs filed their motion for class certification and an amended complaint on July 14, 2009. The hearing on class certification is currently set for March 22, 2010.
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
Brodale Employment and False Claims Lawsuit
On August 1, 2008, former employee, Stephen Lee Brodale, filed a lawsuit in Federal District Court in San Diego against Apollo, University of Phoenix, and several individual employees. The complaint alleges various employment claims and also includes claims under the Federal and California false claims acts. The U.S. Department of Justice declined to participate in the lawsuit and it was served on the Company on August 10, 2009. On September 16, 2009, the Court dismissed the employment claims without prejudice, upon joint motion by the parties, so that they could proceed to binding arbitration. On September 14, 2009, we filed a motion to

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
dismiss the remaining false claims act allegations. The Court granted our motion and dismissed the remaining claims on November 6, 2009.
Wage and Hour Class Actions
During fiscal year 2009, four lawsuits, each styled as a class action, were commenced by various former employees against Apollo and/or University of Phoenix alleging wage and hour claims for failure to pay minimum wages and overtime and certain other violations. These lawsuits are as follows:
•	Juric. Action filed April 3, 2009, by former employee Dejan Juric in California State Court in Los Angeles. We filed an answer denying all of the asserted claims on May 4, 2009 and then removed the case to the Federal District Court in Los Angeles. The matter is currently in discovery. Under the District Court’s current Scheduling Order, the deadline for Plaintiff’s Motion for Class Certification is January 11, 2010 and the hearing on the motion is set for March 22, 2010.
•	Sabol. Action filed July 31, 2009, by several former employees in Federal District Court in Philadelphia. We filed an answer denying the asserted claim on September 29, 2009. The matter is currently in discovery. Under the District Court’s current Scheduling Order, the deadline for Plaintiff’s Motion for Conditional Certification is February 15, 2010.
•	Tranchita. Action filed August 10, 2009, by several former employees in Federal District Court in Chicago. On September 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. The motion is currently pending with the Court.
•	Davis. Action filed September 28, 2009, by former employee Adonijah Davis in Federal District Court in Tampa, Florida. On November 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. On November 17, 2009, Plaintiff filed an amended complaint removing the class action allegations and electing to proceed on a single plaintiff basis. As a result, the Court denied our motion to dismiss as moot on November 18, 2009.
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
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012.
Western International University was recertified in October 2003 and its current certification for participation in Title IV programs expired on June 30, 2009. In March 2009, Western International University submitted its Title IV recertification application to the

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
U.S. Department of Education and its eligibility continues on a month-to-month basis until the U.S. Department of Education completes its review of the application and issues its decision. We have no reason to believe that the application will not be renewed in due course.
U.S. Department of Education Program Review
The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In February 2009, the U.S. Department of Education performed a program review of University of Phoenix’s policies and procedures involving Title IV programs. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report, which is a preliminary report of the U.S. Department of Education’s findings. We have until March 31, 2010 to submit a response to these findings. After the U.S. Department of Education receives our response, it will issue a Final Program Review Determination letter that will specify any required corrective action or amounts owed to the U.S. Department of Education.
The report contains six findings and one concern. Three of the findings generally relate to our procedures for determining the date on which a student withdraws from University of Phoenix, one of which cites exceptions to the U.S. Department of Education’s rules regarding the timing of returning unearned Title IV funds. No errors were identified in our calculation of the amounts of Title IV funds to be returned. Another finding relates to isolated clerical errors in verifying student-supplied information. The two remaining findings were self reported by University of Phoenix in its 2008 Annual Compliance Audit. These involve our calculation of student financial need in certain cases without taking into account tuition and fee waivers and discounts, principally for employees of Apollo Group and its affiliates eligible for tuition assistance, and the use of Title IV funds for non-program purposes such as transcript, application and late fees.
In addition, the U.S. Department of Education expressed a concern that some students enroll and begin attending classes before completely understanding the implications of enrollment, including their eligibility for student financial aid. The U.S. Department of Education stated its belief that prospective students would be better served if they were more extensively counseled prior to incurring any tuition liability about total program charges, the number of credits that are transferable, the total number of credits required to complete their chosen program and the financial aid available for each academic year of the program.
We believe that our liability resulting from these findings will be approximately $1.5 million, which has been accrued in our November 30, 2009 financial statements. In addition, the U.S. Department of Education’s regulations require certain institutions to post a letter of credit where a preliminary program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students. Absent relief from this requirement from the U.S. Department of Education, University of Phoenix will be required to post by January 30, 2010 a letter of credit in the amount of approximately $125 million, to be maintained until at least September 30, 2011.
We are reviewing the report in detail and we expect to submit a timely response to the U.S. Department of Education.
Securities and Exchange Commission Informal Inquiry
During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they have commenced an informal inquiry into our revenue recognition practices. Based on the information that has been disclosed to us, the scope, duration and outcome of the inquiry cannot be determined at this time. We are fully cooperating with the Securities and Exchange Commission in connection with the inquiry.
Internal Revenue Service Audits
Please refer to Note 10, Income Taxes, for discussion of Internal Revenue Service audits.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 15. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven operating segments are managed in the following five reportable segments:
•	University of Phoenix;

•	Apollo Global — BPP;

•	Apollo Global — Other;

•	Insight Schools; and

•	Other Schools.
During fiscal year 2010, we decided to explore alternatives related to our Insight Schools’ operations including a potential sale. As of November 30, 2009, we have concluded that we do not meet the requirements for presenting Insight Schools as held for sale or as discontinued operations as we had not committed to a formal plan of sale at that time. Subsequent to November 30, 2009, we engaged an investment bank to explore strategic alternatives including a potential sale. As a result, we may be required to report Insight Schools as a discontinued operation beginning with our second quarter of fiscal year 2010.
The Other Schools segment includes Western International University, IPD, CFFP and Meritus. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2009 Annual Report on Form 10-K for further discussion of our segments.
A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2009	2008
Net revenue:
University of Phoenix	$1,122,369	$913,208
Apollo Global:
BPP	88,673	—
Other	16,432	17,002

Total Apollo Global	105,105	17,002
Insight Schools	11,642	7,685
Other Schools	31,185	31,989
Corporate	—	1,083

Total net revenue	$1,270,301	$970,967

University of Phoenix	$391,016	$310,213
Apollo Global:
BPP	15,602	—
Other	(1,872)	739

Total Apollo Global	13,730	739
Insight Schools	(1,191)	(3,923)
Other Schools	2,750	4,526
Corporate	(13,410)	(4,690)

Total income from operations	392,895	306,865
Reconciling items:
Interest income	932	5,379
Interest expense	(2,911)	(1,432)
Other, net	(866)	(2,431)

Income before income taxes	$390,050	$308,381

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of our consolidated assets by reportable segment is as follows:

	November 30,	August 31,
($ in thousands)	2009	2009
Assets:
University of Phoenix	$1,143,137	$1,112,002
Apollo Global:
BPP	787,324	778,416
Other	128,742	133,615

Total Apollo Global	916,066	912,031
Insight Schools	32,706	26,590
Other Schools	51,850	52,100
Corporate	1,121,275	1,160,654

Total assets	$3,265,034	$3,263,377

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
•	Overview: From management’s point of view, we discuss the following:
•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Key highlights from the current period.
•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected in our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows and contractual obligations and other commercial commitments.
OVERVIEW
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:
•	University of Phoenix,

•	Apollo Global:
•	BPP Holdings, plc (“BPP”),

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”),

•	Universidad Latinoamericana (“ULA”),
•	Western International University,

•	Institute for Professional Development (“IPD”),

•	College for Financial Planning Institutes (“CFFP”), and

•	Meritus University, Inc. (“Meritus”).
We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. During fiscal year 2010, we decided to explore alternatives related to our Insight Schools’ operations including a potential sale. As of November 30, 2009, we have concluded that we do not meet the requirements for presenting Insight Schools as held for sale or as discontinued operations as we had not committed to a formal plan of sale at that time. Subsequent to November 30, 2009, we engaged an investment bank to explore strategic alternatives including a potential sale. As a result, we may be required to report Insight Schools as a discontinued operation beginning with our second quarter of fiscal year 2010.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2009, University of Phoenix, which is focused principally on working learners, accounted for approximately 95% of our total consolidated net revenue. University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, without regard to the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits.
We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized computer programs for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We are also focused on improving student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed. In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and University of Phoenix initiatives related to quality and accountability.
Key Trends, Developments and Challenges
Our management team is focused on the following circumstances and trends that present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:
•	Evolving Domestic Postsecondary Education Market. We believe domestic postsecondary education continues to experience a profound shift from traditional undergraduate students (those students living on campus and attending classes full-time) to non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree. This trend continues to provide an opportunity for education providers such as University of Phoenix to provide quality academic programs and services that appeal to non-traditional students. We believe we are well positioned to capitalize on this trend.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn. Although not quantifiable, we believe these conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our primary challenges will be to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. Also, the economic downturn has negatively impacted our bad debt expense and allowance for doubtful accounts.

•	Regulatory Environment
•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the U.S. Department of Education rulemaking. Final regulations for implementing the Higher Education Opportunity Act provisions were published on October 29, 2009 with an effective date of July 1, 2010. We are developing and implementing various procedures to comply with the provisions by the effective date. Additionally, in November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The negotiated rulemaking process is expected to consist of three meetings for each team that will culminate in the publication of proposed rules in a Notice of Proposed Rulemaking for public comment some time after the final meeting deliberations in early calendar year 2010. At these meetings, representatives of the various higher education constituencies – often reflecting widely divergent views — attempt to negotiate acceptable regulations to address the topics introduced by the U.S. Department of Education. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective July 1, 2011. Because our student body is large and we rely heavily on our computer systems, compliance with new or changed regulations can require significant time and effort on our part.

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as the University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. In recent years, the 90/10 Rule percentages for the University of Phoenix have trended closer to 90%. For fiscal year 2009, the percentage was 86%, without regard to the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. We previously estimated that the favorable effect of this temporary relief for loan limit increases on our fiscal year 2009 percentage was in the range of 50 to 300 basis points. Following rulemaking and other guidance from the U.S. Department of Education, we believe that the benefit will be at the upper end of this range for fiscal year 2009. This temporary relief expires in July 2011.

We expect the upward pressure on the 90/10 Rule percentage to continue in fiscal year 2010. University of Phoenix is focused on implementing various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the emphasis on professional development and continuing education. Although we expect that these measures will continue to favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective or will be adequate to prevent the 90/10 Rule calculation from exceeding 90%. If this calculation exceeds 90% in fiscal 2010 or future fiscal years, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation, may involve taking measures which increase our operating expenses and/or reduce our revenue. Title IV eligibility is critical to the continued operation of our business.
•	Federal Direct Loan Program. The U.S. Congress is considering a proposal to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. While the adoption of this proposal is not yet certain, we have initiated a formal project to develop and implement administrative capabilities and procedures in advance of the proposed phase-out date for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct loans on a timely basis, our results of operations and cash flows could be adversely and materially affected. We are currently participating in the FDLP for a small portion of our Title IV eligible students.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

•	Focus on Integration. We expect to strategically add value by integrating our acquisitions and leveraging our experience to enhance the quality, delivery and student outcomes associated with the respective curricula. As with any acquisition, there are significant risks, uncertainties and challenges inherent with its integration. If we are unable to adequately integrate and successfully operate any acquisition, we may be required to record non-cash impairment charges for certain acquired assets.

As we continue to integrate BPP into our worldwide operations, we are focused on developing both our short term and long term operating plans for BPP. We expect to incur certain non-recurring costs associated with our business integration process.
For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2009 Annual Report on Form 10-K.
Fiscal Year 2010 Highlights
During fiscal year 2010 through January 7, 2010, the date the financial statements were issued, we experienced the following significant events:
1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 18.4% growth in University of Phoenix Degreed Enrollment for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008. University of Phoenix New Degreed Enrollment during the first three months of fiscal year 2010 increased 13.7% as compared to the first three months of fiscal year 2009. We believe the enrollment growth is primarily attributable to enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix service offerings and academic quality. We also believe that a portion of these increases is due to economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects, and that this element of our growth may diminish as the economy and the employment outlook improve in the U.S.

2.	Net Revenue Growth. Our net revenue increased 30.8% for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 with University of Phoenix contributing 21.5 percentage points of the overall increase mainly from its Degreed Enrollment growth and selective tuition price increases. Apollo Global’s acquisition of BPP in the fourth quarter of fiscal year 2009 also contributed 9.1 percentage points of the overall increase in net revenue.

3.	Income from Operations Growth. Our income from operations increased 28.0%, or $86.0 million for the three months ended November 30, 2009 as compared to the three months ended November 30, 2008 with University of Phoenix contributing 26.3 percentage points of the overall increase. Apollo Global’s acquisition of BPP as described above also contributed 5.1 percentage points of the overall increase in income from operations, partially offset by an increase in corporate charges not allocated to our segments.

4.	University of Phoenix Program Participation Agreement. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012.

5.	Settlement of Internal Revenue Service Dispute Related to Stock Option Compensation. On November 25, 2009, we executed a Closing Agreement with the Internal Revenue Service Office of Appeals to settle a dispute related to certain stock option compensation deducted on our U.S. federal income tax returns for fiscal years 2003 through 2005. Refer to Note 10, Income Taxes, in Item 1, Financial Statements, for additional information.

6.	University of Phoenix Academic Annual Report. In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

7.	Settlement of Incentive Compensation False Claims Act Lawsuit. On December 14, 2009, we entered into an agreement, effective December 11, 2009, to resolve the Incentive Compensation False Claims Act Lawsuit. Under the terms of the agreement, in December 2009, we paid $67.5 million to the United States and, under a separate agreement, we paid $11.0 million in attorneys’ fees to the relators in this qui tam action, as required by the False Claims Act. The agreement makes clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance or violation as a result of the settlement. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

8.	University of Phoenix Program Review Report. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report associated with a program review conducted in February 2009. The report is preliminary and we have until March 31, 2010 to submit a response to the findings. After the U.S. Department of Education receives our response, it will issue a Final Program Review Determination letter that will specify any required corrective action or amounts owed to the U.S. Department of Education. We believe that our liability resulting from the findings will be approximately $1.5 million, which has been accrued in our November 30, 2009 financial statements. In addition, we may be required to post a letter of credit of approximately $125 million by January 30, 2010 to be maintained until at least September 30, 2011 based on the preliminary findings of the report, absent relief from such requirement. We are reviewing the report in detail and we expect to submit a timely response to the U.S. Department of Education. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a detailed discussion of our critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.
RESULTS OF OPERATIONS
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three months ended November 30, 2009 and 2008. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, seasonal fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments and timing of certification exams.
•	University of Phoenix seasonality - University of Phoenix enrolls students throughout the year, with its net revenue generally lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January.

•	BPP seasonality – BPP experiences significant seasonality associated with the timing of when their courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP is relatively fixed, BPP’s results from operations are substantially lower in the second and fourth quarters.

•	Other Subsidiaries seasonality – Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.
We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.
•	Instructional costs and services – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom and faculty administration lease expenses and depreciation, bad debt expense, financial aid processing costs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs – consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs – consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.
The three months ended November 30, 2009 compared to the three months ended November 30, 2008
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Three Months Ended November 30,
			% of Net Revenue		%
(in millions, except per share data)	2009	2008	2009	2008	Change
Net revenue	$1,270.3	$971.0	100.0%	100.0%	30.8%
Costs and expenses:
Instructional costs and services	529.5	377.3	41.7%	38.9%	40.3%
Selling and promotional	275.5	228.6	21.7%	23.5%	20.5%
General and administrative	72.4	58.2	5.7%	6.0%	24.4%

Total costs and expenses	877.4	664.1	69.1%	68.4%	32.1%

Income from operations	392.9	306.9	30.9%	31.6%	28.0%
Interest income	1.0	5.4	0.1%	0.6%	(81.5%)
Interest expense	(2.9)	(1.4)	(0.2%)	(0.1%)	(107.1%)
Other, net	(0.9)	(2.5)	(0.1%)	(0.3%)	64.0%

Income before income taxes	390.1	308.4	30.7%	31.8%	26.5%
Provision for income taxes	(150.0)	(128.1)	(11.8%)	(13.2%)	(17.1%)

Net income	240.1	180.3	18.9%	18.6%	33.2%

Net loss attributable to noncontrolling interests	—	0.1	—	—	*

Net income attributable to Apollo	$240.1	$180.4	18.9%	18.6%	33.1%

Diluted income per share attributable to Apollo	$1.54	$1.12	*	*	37.5%

*	not meaningful
Net Revenue
Our net revenue increased $299.3 million, or 30.8%, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. University of Phoenix contributed 21.5 percentage points of the overall increase primarily due to growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed 9.1 percentage points of the overall increase with an additional $88.7 million in net revenue in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.
Instructional Costs and Services
Instructional costs and services increased $152.2 million, or 40.3%, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, which represents a 280 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to Apollo Global’s cost structure at BPP, along with start-up, development and other infrastructure and support costs, which have increased in scale with the acquisition of BPP in the fourth quarter of fiscal year 2009. The increase is also due to an increase in bad debt expense as a percentage of net revenue due to University of Phoenix’s lower collection rates on aged receivables primarily associated with the economic downturn along with a continued shift in its student body mix to a higher percentage of students enrolled in associate’s degree programs. Our bad debt expense was 4.9% of net revenue in the first quarter of fiscal year 2010 compared to 3.6% of net revenue in the first quarter of fiscal year 2009.
Selling and Promotional
Selling and promotional expenses increased $46.9 million, or 20.5%, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, but represents a 180 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from investments in our non-internet long-term branding initiatives. However, the decrease as a percentage of net revenue is primarily due to University of Phoenix improved enrollment counselor effectiveness.
General and Administrative
General and administrative expenses increased $14.2 million, or 24.4%, in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, but represents a 30 basis point decrease as a percentage of net revenue. The slight decrease as a percentage of net revenue is primarily due to a reduction in share-based compensation as a percentage of net revenue.
Interest Income
Interest income decreased $4.4 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The decrease is primarily due to lower interest rate yields during the respective periods. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our average interest rate yield in the first quarter of fiscal year 2010 below 1%.
Interest Expense
Interest expense increased $1.5 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 due to an increase in average borrowings during the respective periods, principally due to debt incurred by subsidiaries of Apollo Global, and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”) that were outstanding during the first quarter of fiscal year 2010.
Other, Net
Other, net in the first quarters of fiscal years 2010 and 2009 primarily consists of net foreign currency losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for the first quarter of fiscal year 2010 was 38.4% compared to 41.5% for the first quarter of fiscal year 2009. The decrease was primarily attributable to the tax benefit of $11.4 million associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003. Refer to Note 10, Income Taxes, in Item 1, Financial Statements, for additional information.
Recently, there have been a number of state law changes or interpretations that have resulted in a larger portion of our income generated from online operations being subject to state income tax and/or increases in the statutory rate at which certain states impose tax on our income. Given that a large majority of the states currently face significant budget deficits, we anticipate that additional states in which we are subject to income tax may enact similar tax law changes in the relatively near future.

Analysis of Operating Results by Segment

	Three Months Ended November 30,
			$	%
($ in millions)	2009	2008	Change	Change
Net revenue
University of Phoenix	$1,122.4	$913.2	$209.2	22.9%
Apollo Global:
BPP	88.7	—	88.7	*
Other	16.4	17.0	(0.6)	(3.5%)

Total Apollo Global	105.1	17.0	88.1	*
Insight Schools	11.6	7.7	3.9	50.6%
Other Schools	31.2	32.0	(0.8)	(2.5%)
Corporate(1)	—	1.1	(1.1)	*

Total net revenue	$1,270.3	$971.0	$299.3	30.8%

Income (loss) from operations
University of Phoenix	$391.0	$310.2	$80.8	26.0%
Apollo Global:
BPP	15.6	—	15.6	*
Other	(1.9)	0.7	(2.6)	(371.4%)

Total Apollo Global	13.7	0.7	13.0	*
Insight Schools	(1.2)	(3.9)	2.7	69.2%
Other Schools	2.8	4.5	(1.7)	(37.8%)
Corporate(1)	(13.4)	(4.6)	(8.8)	*

Total income from operations	$392.9	$306.9	$86.0	28.0%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.
University of Phoenix
The $209.2 million, or 22.9%, increase in net revenue in our University of Phoenix segment was primarily due to growth in its Degreed Enrollment as detailed below:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Q1%			Q1%
(rounded to the nearest hundred)	Fiscal 2010	Fiscal 2009	Change	Fiscal 2010	Fiscal 2009	Change
Associate’s	205,400	161,800	26.9%	52,200	45,800	14.0%
Bachelor’s	171,000	146,800	16.5%	32,100	26,100	23.0%
Master’s	71,900	69,800	3.0%	13,100	13,300	(1.5%)
Doctoral	7,300	6,500	12.3%	700	1,100	(36.4%)

Total	455,600	384,900	18.4%	98,100	86,300	13.7%

(1)	Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program.

(2)	New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.
Enrollment growth is in part the result of investments in enhancing and expanding University of Phoenix service offerings and academic quality. Enhancements in our marketing capabilities have also contributed to the increases. We also believe that a portion of the increase in Degreed Enrollment and New Degreed Enrollment is due to the economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects.
In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price and other fee changes implemented in July 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts. The increase in net revenue was partially offset by a continued shift in our student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 45.1% of Degreed Enrollment during the quarter ended November 30, 2009, compared to 42.0% during the quarter ended November 30, 2008. In addition, associate’s Degreed Enrollment increased 26.9% in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.
Income from operations in our University of Phoenix segment increased $80.8 million, or 26.0%, during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. This increase was primarily attributable to the following:
•	Economies of scale associated with the 22.9% increase in University of Phoenix net revenue as several costs remain relatively fixed such as certain employee wages, classroom space, and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;

•	An increase in enrollment counselor effectiveness as a result of internal initiatives to assist enrollment counselors in their jobs, as well as an increase in the average tenure of enrollment counselors.
The increase was partially offset by increased bad debt expense as a percentage of net revenue, mainly due to lower collection rates on aged receivables primarily associated with the economic downturn along with a continued shift in our student body mix to a higher percentage of students enrolled in associate’s degree programs.
Apollo Global
Net revenue in our Apollo Global segment increased $88.1 million during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase was primarily due to Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009, which contributed $88.7 million in net revenue in the first quarter of fiscal year 2010.
Income from operations in our Apollo Global segment increased $13.0 million during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009. The increase is due to income generated by BPP of $15.6 million, which was partially offset by the following:
•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning;

•	Investment in UNIACC, ULA, and BPP including, but not limited to, initiatives to enhance academic quality and marketing.
BPP experiences significant seasonality associated with the timing of when their courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP is relatively fixed, BPP’s results from operations are substantially lower in the second and fourth quarters.
Insight Schools
The $3.9 million increase in net revenue in our Insight Schools segment during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009 was due to an increase in enrollment in the schools operated by Insight Schools partially offset by decreases from the termination of service contracts in two states. The decrease in the loss from operations was primarily due to the increase in net revenue relative to its fixed costs.

Insight Schools has encountered a number of administrative challenges in its compliance activities in the course of expanding its business. These challenges resulted in the termination of service contracts in two states. These challenges have also limited the growth rate of the Insight Schools business and increased operating expenses. We believe Insight Schools will continue to generate operating losses in the near term.
During fiscal year 2010, we decided to explore alternatives related to our Insight Schools’ operations including a potential sale. As of November 30, 2009, we have concluded that we do not meet the requirements for presenting Insight Schools as held for sale or as discontinued operations as we had not committed to a formal plan of sale at that time. Subsequent to November 30, 2009, we engaged an investment bank to explore strategic alternatives including a potential sale. As a result, we may be required to report Insight Schools as a discontinued operation beginning with our second quarter of fiscal year 2010.
Based on the information currently available, we have concluded that the goodwill balance associated with Insight Schools is not impaired; however, we may be required to record an impairment of Insight Schools’ goodwill balance in a future period as more information becomes available. In addition to the costs incurred in connection with exploring a potential sale, we may also realize a loss on any such sale.
Other Schools
Net revenue and income from operations in our Other Schools segment was essentially flat during the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at November 30, 2009 and August 31, 2009:

			% of Total Assets
	November 30,	August 31,	November 30,	August 31,	%
($ in millions)	2009	2009	2009	2009	Change
Cash and cash equivalents	$905.3	$968.2	27.7%	29.7%	(6.5%)
Restricted cash and cash equivalents	470.1	432.3	14.4%	13.2%	8.7%

Total	$1,375.4	$1,400.5	42.1%	42.9%	(1.8%)

Cash and cash equivalents (excluding restricted cash) decreased $62.9 million primarily due to $397.9 million used for net payments on borrowings, a $37.8 million increase in restricted cash and $37.6 million used for capital expenditures, which was partially offset by $405.2 million of cash generated from operations and $5.8 million from stock option exercises and shares issued under our employee stock purchase plan.
We measure our money market funds included in cash and restricted cash equivalents at fair value. Our money market funds totaling $1,346.6 million were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of November 30, 2009, we did not record any material adjustments to reflect these instruments at fair value.
Debt
On January 4, 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility available for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years, expiring on

January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies up to $300 million.
As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the three months ended November 30, 2009.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at November 30, 2009 was 1.0%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants at November 30, 2009.
We also have an additional $65.3 million of variable rate debt and $17.3 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at November 30, 2009 was 2.7%.
U.S. Department of Education Program Review Report
On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report associated with a program review conducted in February 2009. The report is preliminary and we have until March 31, 2010 to submit a response to the findings. After the U.S. Department of Education receives our response, it will issue a Final Program Review Determination letter that will specify any required corrective action or amounts owed to the U.S. Department of Education. We believe that our liability resulting from the findings will be approximately $1.5 million, which has been accrued in our November 30, 2009 financial statements. In addition, we may be required to post a letter of credit of approximately $125 million by January 30, 2010 to be maintained until at least September 30, 2011 based on the preliminary findings of the report, absent relief from such requirement. We are reviewing the report in detail and we expect to submit a timely response to the U.S. Department of Education. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.
Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in millions)	2009	2008
Net income	$240.1	$180.3
Non-cash items	92.9	62.2
Changes in certain operating assets and liabilities	72.2	138.3

Net cash provided by operating activities	$405.2	$380.8

Three Months Ended November 30, 2009 – Our non-cash items primarily consisted of a $62.7 million provision for uncollectible accounts receivable, $32.3 million of depreciation and amortization, and $14.2 million of share-based compensation, which was partially offset by $15.9 million of deferred taxes. The changes in certain operating assets and liabilities primarily consisted of a $170.2 million increase in income taxes payable primarily due to the timing of our quarterly tax payments, and a $43.2 million increase in deferred revenue primarily due to increased enrollment. This was partially offset by a $104.8 million increase in accounts receivable primarily due to increased enrollment and the operational changes noted below, a $16.8 million decrease in accounts payable and accrued liabilities, and an $11.6 million decrease in student deposits primarily due to the timing of course starts at BPP.
Three Months Ended November 30, 2008 – Our non-cash items primarily consisted of a $34.9 million provision for uncollectible accounts receivable, $22.9 million for depreciation and amortization, and $15.1 million for share-based compensation, which was partially offset by $8.8 million of deferred income taxes and $4.0 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $113.5 million increase in income taxes payable primarily due to the timing of our quarterly income tax payments, a $42.1 million increase in student deposits primarily due to increased enrollment, and a $14.7 million increase in accounts payable and accrued liabilities. This was partially offset by a $21.1 million increase in accounts receivable.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling 12 month analysis and divide it into the gross student accounts receivable balance as of the end of the period.
As of November 30, 2009, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 32 days, consistent with our days sales outstanding as of August 31, 2009, and compared to 26 days as of November 30, 2008. The increase in days sales outstanding as compared to November 30, 2008 is due to our accounts receivable balance increasing at a greater rate than revenue, as well as increases in gross accounts receivable due to lower collection rates on aged receivables. University of Phoenix has implemented certain operational changes that, among other things, cause an increase in our accounts receivable balance and days sales outstanding calculation. These operational changes include such items as the implementation of a 30 day delay for the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program.
Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in millions)	2009	2008
Increase in restricted cash and cash equivalents	$(37.8)	$(58.6)
Capital expenditures	(37.6)	(30.6)
Other	—	1.6

Net cash used in investing activities	$(75.4)	$(87.6)

Three Months Ended November 30, 2009 – Cash used for investing activities primarily consisted of a $37.8 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid, and $37.6 million used for capital expenditures that primarily relates to investments in our computer equipment and software.
Three Months Ended November 30, 2008 – Cash used for investing activities primarily consisted of a $58.6 million increase in restricted cash and cash equivalents as a result of increased student deposits and $30.6 million for capital expenditures that primarily relate to investments in our computer equipment and software.
Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in millions)	2009	2008
(Payments) proceeds related to borrowings, net	$(397.9)	$1.6
Issuance of Apollo Group Class A common stock	5.8	18.3
Other	(0.8)	1.4

Net cash (used in) provided by financing activities	$(392.9)	$21.3

Three Months Ended November 30, 2009 – Cash used in financing activities primarily consisted of $397.9 million used for net payments on borrowings, which was partially offset by $5.8 million provided by stock option exercises and shares issued under our employee stock purchase plan.
Three Months Ended November 30, 2008 – Cash provided by financing activities primarily consisted of $18.3 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Contractual Obligations and Other Commercial Commitments
During the first quarter of fiscal year 2010, we had the following material changes in our contractual obligations and other commercial commitments:
•	We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million; and

•	our total liability for uncertain tax benefits, including interest and penalties, decreased $47.5 million primarily due to our settlement of an Internal Revenue Service audit. Refer to Note 10, Income Taxes, in Item 1, Financial Statements, for additional information.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2009 through November 30, 2009. Information regarding our contractual obligations and commercial commitments is provided in our 2009 Annual Report on Form 10-K.

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
Foreign Currency Exchange Risk
We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, our foreign currency exchange risk is related to the following exposure areas:
•	Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive income (loss);

•	Earnings volatility from the translation of income and expense items of the foreign subsidiaries using an average monthly exchange rate for the respective periods; and

•	Gains and losses resulting from foreign currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in Other, net in our Condensed Consolidated Statements of Income.
During the three months ended November 30, 2009, we recorded $4.6 million in net foreign currency translation gains, net of tax, that are included in other comprehensive income. These gains are the result of the general weakening of the U.S. dollar relative to foreign currencies during the first quarter of fiscal year 2010.
As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, we expect the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.
Interest Rate Risk
Interest Income
As of November 30, 2009, we held $1,395.0 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the three months ended November 30, 2009, we earned interest income of $0.9 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yield in the first quarter of fiscal year 2010. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. At November 30, 2009, we had a total outstanding debt balance of $192.8 million, which consisted of $168.8 million of variable rate debt and $24.0 million of fixed rate debt including capital lease obligations.
For the purpose of sensitivity, based on our outstanding variable rate debt exposed to changes in interest rates as of November 30, 2009, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $1.2 million on an annual basis.
We have not historically entered into financial arrangements to hedge our interest rate exposure. However, in connection with the BPP acquisition, we acquired an interest rate swap with a notional amount of £30.0 million ($49.3 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of November 30, 2009, the fair value of the swap is a liability of $4.0 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets.
Auction-Rate Securities Risk
At November 30, 2009, our auction-rate securities totaled $19.6 million. Our auction-rate securities are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of unobservable inputs used to determine the fair value of our auction-rate securities would not have a material impact on our liquidity and capital resources.

We will continue to monitor our investment portfolio. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.
For all of our financial instruments recorded at fair value, please refer to Note 6, Fair Value Measurements, in Item 1, Financial Statements, for additional information about our valuation methods.

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
We acquired BPP Holdings plc (“BPP”) in the fourth quarter of fiscal year 2009. We are not yet required to evaluate, and have not fully evaluated BPP’s internal control over financial reporting and, therefore, any material changes in internal control over financial reporting that may result from this acquisition were not disclosed in our 2009 Annual Report on Form 10-K, or this Quarterly Report on Form 10-Q. We intend to disclose all material changes in internal control over financial reporting resulting from this acquisition prior to or in our Annual Report on Form 10-K for the fiscal year ending August 31, 2010, in which report we will be required for the first time to include BPP in our annual assessment of internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
Subject to BPP’s internal control over financial reporting as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings.
Item 1A. Risk Factors
In addition to the updated risk factors set forth below, please see the risk factors included in our 2009 Annual Report on Form 10-K.
Accreditation Requirements
If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.
     University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission (“HLC”), one of the six regional accrediting agencies recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the U.S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs.
     If the U.S. Department of Education ceased to recognize HLC for any reason, University of Phoenix and Western International University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the Office of Inspector General of the U.S. Department of Education (“OIG”) requested that the U.S. Department of Education review the appropriateness of the U.S. Department of Education’s recognition of HLC as an accrediting body, following the OIG’s unfavorable review of HLC’s initial accreditation of a non-traditional, for-profit postsecondary educational institution. We cannot predict the outcome of the U.S. Department of Education’s review of HLC’s recognition. HLC accredits over 1,000 colleges and universities, including some of the most highly regarded universities in the U.S.
     Regardless of the outcome of the U.S. Department of Education’s review of HLC, the focus by the OIG and the U.S. Department of Education on the process pursuant to which HLC accredited a non-traditional, for-profit postsecondary educational institution may make the accreditation review process more challenging for University of Phoenix and Western International University when they undergo their normal HLC accreditation review process in the future. If this occurred, we may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain our accreditation, which could increase our costs, reduce our enrollment and materially and adversely affect our business.
     The loss of accreditation for any reason would, among other things, render our schools and programs ineligible to participate in Title IV programs, affect our authorization to operate in certain states and decrease student demand. If University of Phoenix became ineligible to participate in Title IV programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory Developments
The recently commenced negotiated rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.
     In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The proposed program integrity rulemaking addresses numerous topics, including, but not limited to:
• standards regarding the payment of incentive compensation to employees involved in student enrollment;

• establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation; and

• the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning.

     The negotiated rulemaking process is expected to consist of three meetings for each team that will culminate in the publication of proposed rules in a Notice of Proposed Rulemaking for public comment some time after the final meeting deliberations in early calendar year 2010. At these meetings, representatives of the various higher education constituencies — often reflecting widely divergent views — attempt to negotiate acceptable regulations to address the topics introduced by the U.S. Department of Education. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective July 1, 2011.
     We cannot predict the outcome of this rulemaking process at this time. These rules could affect the manner in which we conduct our business by, for example, requiring us to change the manner in which we compensate our enrollment counselors or change the structure of our distance learning programs. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not have any sales of unregistered equity securities during the three months ended November 30, 2009.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders
On December 10, 2009, the holders of our Class B Common Stock (the “Class B Shareholders”) elected Samuel A. DiPiazza, Jr. to its Board of Directors at a special meeting convened for such purpose.
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2010, filed with the SEC on January 7, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 30, 2009 and August 31, 2009, (ii) the Condensed Consolidated Statements of Income for the three months ended November 30, 2009, and November 30, 2008, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2009, and November 30, 2008, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2009, and November 30, 2008, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
APOLLO GROUP, INC.
(Registrant)
Date: January 7, 2010

By: /s/ Brian L. Swartz

Brian L. Swartz
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Signatory)

By: /s/ Gregory J. Iverson

Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Duly Authorized Signatory)