Form 10-Q
period 2010-02-28
APOLLO GROUP INC
filed 2010-03-29
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
YES ☐    NO ☑
AS OF March 19, 2010, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	151,121,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE
PART I — FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	52
Item 4. [Reserved]	52
Item 5. Other Information	52
Item 6. Exhibits	53
SIGNATURES	54
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	February 28,	August 31,
($ in thousands)	2010	2009
ASSETS:
Current assets
Cash and cash equivalents	$660,844	$968,246
Restricted cash and cash equivalents	507,151	432,304
Accounts receivable, net	261,205	298,270
Deferred tax assets, current portion	102,078	88,022
Prepaid taxes	47,983	57,658
Other current assets	38,926	35,517
Assets held for sale from discontinued operations (Note 3)	24,750	—

Total current assets	1,642,937	1,880,017
Property and equipment, net	573,740	557,507
Marketable securities	19,579	19,579
Goodwill	488,686	522,358
Intangible assets, net	180,155	203,671
Deferred tax assets, less current portion	81,431	66,254
Other assets	14,043	13,991

Total assets	$3,000,571	$3,263,377

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$54,587	$461,365
Accounts payable	71,718	66,928
Accrued liabilities	218,521	268,418
Student deposits	522,548	491,639
Deferred revenue	344,555	333,041
Other current liabilities	98,630	133,887
Liabilities held for sale from discontinued operations (Note 3)	5,734	—

Total current liabilities	1,316,293	1,755,278
Long-term debt	121,522	127,701
Deferred tax liabilities	53,659	55,636
Other long-term liabilities	109,518	100,149

Total liabilities	1,600,992	2,038,764

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	52,673	1,139
Apollo Class A treasury stock, at cost	(2,210,792)	(2,022,623)
Retained earnings	3,527,791	3,195,043
Accumulated other comprehensive loss	(30,122)	(13,740)

Total Apollo shareholders’ equity	1,339,654	1,159,923

Noncontrolling interests	59,925	64,690

Total equity	1,399,579	1,224,613

Total liabilities and shareholders’ equity	$3,000,571	$3,263,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(in thousands, except per share data)	2010	2009	2010	2009
Net revenue	$1,070,336	$869,543	$2,328,995	$1,832,825

Costs and expenses:
Instructional costs and services	517,344	364,416	1,036,788	733,392
Selling and promotional	263,549	224,567	537,624	450,930
General and administrative	71,953	69,450	144,034	127,316
Estimated litigation loss (Note 15)	44,500	—	44,500	—

Total costs and expenses	897,346	658,433	1,762,946	1,311,638

Operating income	172,990	211,110	566,049	521,187
Interest income	525	3,430	1,457	8,807
Interest expense	(3,220)	(621)	(6,128)	(2,050)
Other, net	(79)	(201)	(749)	(2,633)

Income from continuing operations before income taxes	170,216	213,718	560,629	525,311
Provision for income taxes	(69,064)	(85,190)	(219,045)	(214,535)

Income from continuing operations	101,152	128,528	341,584	310,776
Loss from discontinued operations, net of tax (Note 3)	(10,638)	(3,452)	(10,938)	(5,392)

Net income	90,514	125,076	330,646	305,384
Net loss attributable to noncontrolling interests	2,092	270	2,102	322

Net income attributable to Apollo	$92,606	$125,346	$332,748	$305,706

Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$0.67	$0.80	$2.22	$1.94
Discontinued operations attributable to Apollo	(0.07)	(0.02)	(0.07)	(0.03)

Basic income per share attributable to Apollo	$0.60	$0.78	$2.15	$1.91

Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$0.67	$0.79	$2.21	$1.92
Discontinued operations attributable to Apollo	(0.07)	(0.02)	(0.07)	(0.03)

Diluted income per share attributable to Apollo	$0.60	$0.77	$2.14	$1.89

Basic weighted average shares outstanding	154,119	160,153	154,473	159,643

Diluted weighted average shares outstanding	155,168	162,757	155,621	161,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2010	2009	2010	2009
Net income	$90,514	$125,076	$330,646	$305,384
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss), net	(23,666)	411	(19,045)	(9,907)
Unrealized loss on auction-rate securities	—	—	—	(1,322)

Comprehensive income	66,848	125,487	311,601	294,155
Comprehensive loss attributable to noncontrolling interests	5,368	205	4,765	2,574

Comprehensive income attributable to Apollo	$72,216	$125,692	$316,366	$296,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Six Months Ended February 28,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$330,646	$305,384
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	29,115	31,358
Excess tax benefits from share-based compensation	(338)	(11,181)
Depreciation and amortization	64,661	46,338
Goodwill impairment on discontinued operations (Note 3)	9,400	—
Amortization of deferred gain on sale-leasebacks	(883)	(818)
Non-cash foreign currency losses, net	534	2,599
Provision for uncollectible accounts receivable	136,582	70,913
Estimated litigation loss (Note 15)	44,500	—
Deferred income taxes	(19,675)	(12,583)
Changes in assets and liabilities:
Accounts receivable	(116,879)	(48,272)
Other assets	(5,606)	(9,112)
Accounts payable and accrued liabilities	(89,675)	18,137
Income taxes payable	(2,241)	(51,953)
Student deposits	31,378	108,216
Deferred revenue	18,443	20,921
Other liabilities	4,902	5,696

Net cash provided by operating activities	434,864	475,643

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(68,032)	(64,019)
Maturities of marketable securities	—	1,660
Increase in restricted cash and cash equivalents	(74,847)	(114,232)

Net cash used in investing activities	(142,879)	(176,591)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(423,850)	(15,498)
Proceeds from borrowings	17,819	13,620
Issuance of Apollo Class A common stock	8,567	96,486
Apollo Class A common stock purchased for treasury	(201,111)	(2,505)
Excess tax benefits from share-based compensation	338	11,181

Net cash (used in) provided by financing activities	(598,237)	103,284

Exchange rate effect on cash and cash equivalents	(1,150)	(1,107)

Net (decrease) increase in cash and cash equivalents	(307,402)	401,229
Cash and cash equivalents, beginning of period	968,246	483,195

Cash and cash equivalents, end of period	$660,844	$884,424

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes, net of refunds	$243,435	$269,646
Cash paid during the period for interest	$3,583	$1,263
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$8,756	$7,161
Purchases of property and equipment included in accounts payable	$6,741	$5,251
Restricted stock units vested and released	$2,802	$7,362
Unrealized loss on auction-rate securities	$—	$2,203
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
In addition to these wholly-owned subsidiaries, we have an 86.1% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global has completed the following acquisitions:
•	BPP Holdings plc (“BPP”) in the United Kingdom;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Universidad Latinoamericana (“ULA”) in Mexico.
We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. In the second quarter of fiscal year 2010, we engaged an investment bank and proceeded with a formal plan to sell Insight Schools as we determined that the business is no longer consistent with our long-term strategic objectives. Accordingly, we have presented Insight Schools as held for sale and as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments and timing of certification exams.
•	University of Phoenix – University of Phoenix enrolls students throughout the year, with its net revenue generally lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January.

•	BPP – BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

•	Other subsidiaries – Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Because of the seasonal nature of our business, the results of operations for the three and six months ended February 28, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.
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
Assets and liabilities expected to be sold or disposed of are presented separately in our Condensed Consolidated Balance Sheets as assets or liabilities held for sale. If we determine we will not have continued significant involvement with components that are classified as held for sale, the results of operations of these components are presented separately as income (loss) from discontinued operations, net of tax, in the current and prior periods. Refer to Note 3, Discontinued Operations, for further discussion.
Recent Accounting Pronouncements
Pronouncements Adopted
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) (codified in ASC 820, “Fair Value Measurements and Disclosures”), which provides enhanced guidance for using fair value to measure assets and liabilities. On September 1, 2008, we partially adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Effective September 1, 2009, we completed our full adoption of the provisions of SFAS 157 with respect to fair valuing non-financial assets and liabilities not measured on a recurring basis, and the adoption did not have a material impact on our financial condition, results of operations, and disclosures.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (codified in ASC 805, “Business Combinations”), which is a revision of SFAS 141, “Business Combinations” (“SFAS 141”). The primary requirements of SFAS 141(R) are as follows:
•	upon initially obtaining control, the acquiring entity in a business combination recognizes 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target—as a consequence, the current step acquisition model has been eliminated;

•	contingent consideration arrangements are fair valued at the acquisition date and included in the purchase price consideration—the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable;

•	for prior business combinations, adjustments for recognized changes in acquired tax uncertainties are recognized in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109” (codified in ASC 740, “Income Taxes”), and adjustments for recognized changes in the valuation allowance for acquired deferred tax assets are recognized in income tax expense in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (codified in ASC 740, “Income Taxes”); and

•	all transaction costs must be expensed as incurred.

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
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) (codified in ASC 810, “Consolidation”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and the provisions are prospective upon adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Accordingly, we adopted SFAS 160 on September 1, 2009 and retrospectively adjusted the following statements:
•	Condensed Consolidated Balance Sheets as of August 31, 2009;

•	Condensed Consolidated Statements of Income for the three and six months ended February 28, 2009;

•	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2009; and

•	Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the six months ended February 28, 2009.
Refer to Note 12, Shareholders’ Equity, for additional disclosure related to our adoption of the provisions of SFAS 160.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for us on March 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for us on September 1, 2011. We do not believe that the partial adoption of ASU 2010-06 on March 1, 2010 will have a material impact on our fair value measurement disclosures. We are currently evaluating the impact that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have on our fair value measurement disclosures.
Note 3. Discontinued Operations
In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools and engaged an investment bank as we determined that the business is no longer consistent with our long-term strategic objectives. We also began the process of actively marketing the sale of Insight Schools and based on the estimated timeframe in our current plan of sale, we believe the sale is probable within the next year. We do not expect to have significant continuing involvement with Insight Schools after it is sold. Based on these factors, we concluded that we meet the criteria for presenting Insight Schools as held for sale and as discontinued operations. Accordingly, Insight Schools’ assets and liabilities are classified as held for sale in our Condensed Consolidated Balance Sheets as of February 28, 2010 and Insight Schools’ operating results are presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. Cash flows from discontinued operations were not material and are included with cash flows from continuing operations in our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.
Subsequent to February 28, 2010, we obtained exit price information from advisors and interested parties specific to the sale of Insight Schools. To determine the fair value of Insight Schools, we considered this information in revising our estimate of fair value as a result of our intent to sell Insight Schools. Historically, our fair value analysis used a combination of the discounted cash flow and market-based approaches by applying a 75%/25% weighting factor to these respective valuation methods. The non-binding offers recently received for Insight Schools are significantly lower than the estimated fair value derived from our prior valuation methods. Rather, the non-binding offers recently received for Insight Schools are based on Insight Schools’ recent operating performance, which has generated and is expected to continue to generate operating losses in the near term. Refer to Note 6, Goodwill and Intangible Assets, and Note 7, Fair Value Measurements, for further discussion.
We are required to present Insight Schools’ assets and liabilities held for sale at the lower of the carrying amount or fair value, less cost to sell. Accordingly, we evaluated Insight Schools’ respective assets held for sale, including goodwill and other long-lived assets for impairment. Our goodwill impairment analysis results indicated that the carrying value of the Insight Schools’ reporting unit of approximately $28.4 million exceeded the estimated fair value less cost to sell of approximately $19.0 million and resulted in recognizing a goodwill impairment charge of $9.4 million. This charge recorded in the second quarter of fiscal year 2010 is reflected as a component of loss from discontinued operations for the three and six months ended February 28, 2010, as presented below.
The major components of assets and liabilities of Insight Schools’ presented separately in the Condensed Consolidated Balance Sheets as held for sale as of February 28, 2010 are outlined below. For comparability purposes, we have also presented below Insight Schools’ assets and liabilities as of August 31, 2009, which are included in the respective financial statement line items.

	February 28,	August 31,
($ in thousands)	2010	2009

Accounts receivable, net	$11,281	$6,564
Property and equipment, net	6,881	5,721
Goodwill	3,342	12,742
Other	3,246	1,563

Total Insight Schools assets	$24,750	$26,590

Total Insight Schools liabilities	$5,734	$3,066

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes Insight Schools’ operating results for the three and six months ended February 28, 2010 and 2009, which are presented in loss from discontinued operations, net of tax in our Condensed Consolidated Statements of Income:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2010	2009	2010	2009
Net revenue	$9,031	$6,586	$20,673	$14,271

Goodwill impairment(1)	(9,400)	—	(9,400)	—
Other costs and expenses	(11,136)	(12,299)	(23,237)	(23,196)

Loss from discontinued operations before income taxes	(11,505)	(5,713)	(11,964)	(8,925)
Benefit from income taxes(1)	867	2,261	1,026	3,533

Loss from discontinued operations	$(10,638)	$(3,452)	$(10,938)	$(5,392)

(1)	As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
We include only revenues and costs, including the goodwill impairment charge discussed above, directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead have been allocated to Insight Schools. Additionally, we have ceased depreciation and amortization on property and equipment and finite-lived intangible assets at Insight Schools.
Note 4. Acquisitions
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
We accounted for the BPP acquisition using the purchase method of accounting prior to our September 1, 2009 adoption of SFAS 141(R) (codified in ASC 805, “Business Combinations”) noted in Recent Accounting Pronouncements in Note 2, Significant Accounting Policies. To value the acquired assets and assumed liabilities, we used the following valuation methodologies:
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Pro Forma Financial Results
The following unaudited pro forma financial results of operations are presented as if the acquisition of BPP had been completed as of September 1, 2008:

Six Months Ended
(in thousands, except per share data)	February 28, 2009
Pro forma net revenue	$1,986,698

Pro forma net income attributable to Apollo	$321,808

Pro forma earnings per share:
Basic income per share attributable to Apollo	$2.02

Diluted income per share attributable to Apollo	$1.99

Basic weighted average shares outstanding	159,643

Diluted weighted average shares outstanding	161,806

The pro forma financial information is presented for informational purposes and includes certain adjustments that are factual and supportable, consisting of increased interest expense on debt used to fund the acquisition, adjustments to depreciation expense related to the fair value adjustment for property and equipment, and amortization related to acquired intangible assets, as well as the related tax effect of these adjustments. The pro forma information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of the applicable presented period, or of future results of the consolidated entities.
Note 5. Accounts Receivable, Net
Accounts receivable, net consist of the following as of February 28, 2010 and August 31, 2009:

	February 28,	August 31,
($ in thousands)	2010	2009

Student accounts receivable	$404,904	$380,226
Less allowance for doubtful accounts	(170,138)	(110,420)

Net student accounts receivable	234,766	269,806
Other receivables	26,439	28,464

Total accounts receivable, net	$261,205	$298,270

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Student accounts receivable is composed primarily of amounts due related to tuition. In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion and disclosure of the components of Insight Schools’ assets and liabilities.
Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. Please refer to our 2009 Annual Report on Form 10-K for further discussion of our related critical accounting policy. The following table summarizes the activity in the related allowance for doubtful accounts for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2010	2009	2010	2009

Beginning allowance for doubtful accounts	$138,405	$88,274	$110,420	$78,362
Provision for uncollectible accounts receivable	73,883	36,056	136,582	70,913
Write-offs, net of recoveries	(41,291)	(28,615)	(76,005)	(53,560)
Included in assets held for sale	(859)	—	(859)	—

Ending allowance for doubtful accounts	$170,138	$95,715	$170,138	$95,715

The increase in bad debt expense is primarily due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs. Students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debts when these students withdraw from the University of Phoenix.
Note 6. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment from August 31, 2009 to February 28, 2010 are as follows:

	University of	Apollo Global		Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Schools	Goodwill

Goodwill as of August 31, 2009	$37,018	$421,836	$33,871	$12,742	$16,891	$522,358
Goodwill impairment	—	—	—	(9,400)	—	(9,400)
Included in assets held for sale	—	—	—	(3,342)	—	(3,342)
Currency translation adjustment	—	(22,204)	1,274	—	—	(20,930)

Goodwill as of February 28, 2010	$37,018	$399,632	$35,145	$—	$16,891	$488,686

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. Additionally, we recorded a $9.4 million impairment of Insight Schools’ goodwill during the second quarter of fiscal year 2010. Refer to Note 3, Discontinued Operations, for further discussion.
Intangible assets consist of the following as of February 28, 2010 and August 31, 2009:

	February 28, 2010				August 31, 2009
			Effect of				Effect of
	Acquired		Foreign		Acquired		Foreign
	Gross		Currency	Net	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
($ in thousands)	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount
Finite-lived intangible assets
Student and customer relationships	$26,515	$(12,173)	$(1,694)	$12,648	$26,515	$(4,224)	$(1,282)	$21,009
Copyrights	20,891	(3,368)	(1,103)	16,420	20,891	(488)	(198)	20,205
Other	20,676	(6,793)	(1,336)	12,547	23,317	(5,233)	(1,117)	16,967

Total finite-lived intangible assets	68,082	(22,334)	(4,133)	41,615	70,723	(9,945)	(2,597)	58,181

Indefinite-lived intangible assets
Trademarks	140,797	—	(9,150)	131,647	140,797	—	(2,441)	138,356
Accreditations and designations	7,456	—	(563)	6,893	7,456	—	(322)	7,134

Total indefinite-lived intangible assets	148,253	—	(9,713)	138,540	148,253	—	(2,763)	145,490

Total intangible assets, net	$216,335	$(22,334)	$(13,846)	$180,155	$218,976	$(9,945)	$(5,360)	$203,671

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years. Amortization expense for intangible assets for the three months ended February 28, 2010 and 2009 was $6.5 million and $1.0 million, respectively, and for the six months ended February 28, 2010 and 2009 was $14.0 million and $1.9 million, respectively.
Note 7. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of February 28, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets/	Observable	Unobservable
	February 28,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,161,995	$1,161,995	$—	$—
Marketable securities:
Auction-rate securities	19,579	—	—	19,579

Total assets:	$1,181,574	$1,161,995	$—	$19,579

Liabilities:
Other liabilities:
Interest rate swap	$3,938	$—	$3,938	$—

Total liabilities:	$3,938	$—	$3,938	$—

We measure our money market funds included in cash and restricted cash equivalents, auction-rate securities included in marketable securities and interest rate swap included in other liabilities on a recurring basis at fair value. For our assets and liabilities measured on a recurring basis, we did not significantly change our valuation techniques associated with fair value measurements from prior periods. As of February 28, 2010, cash equivalents disclosed in the table above excludes $6.0 million of cash held in bank overnight deposit accounts that approximate fair value.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

•	Interest rate swap – We have an interest rate swap with a notional amount of £30.0 million ($46.3 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.
At February 28, 2010, the carrying value of our debt, excluding capital leases, was $169.7 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.
During the six months ended February 28, 2010, we did not have any changes in our Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs.
Assets measured at fair value on a non-recurring basis consist of the following as of February 28, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Other	Unobservable
	February 28,	Identical Assets	Observable Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	Total Losses

Assets:
Assets held for sale
Goodwill	$3,342	$—	$—	$3,342	$(9,400)

Total	$3,342	$—	$—	$3,342	$(9,400)

In connection with presenting Insight Schools as held for sale in the second quarter of fiscal year 2010, we measured Insight Schools’ goodwill at fair value on a non-recurring basis using Level 3 inputs. The Level 3 inputs were primarily based on exit price information from advisors which includes consideration of non-binding offers we recently received from third parties to purchase Insight Schools. The Insight Schools’ goodwill balance was written down to the implied fair value, resulting in an impairment charge of $9.4 million that is included in loss from discontinued operations for the three and six months ended February 28, 2010. Refer to Note 3, Discontinued Operations for further discussion.
Note 8. Accrued Liabilities
Accrued liabilities consist of the following as of February 28, 2010 and August 31, 2009:

	February 28,	August 31,
($ in thousands)	2010	2009
Estimated litigation loss	$44,500	$80,500
Salaries, wages, and benefits	72,882	76,583
Accrued advertising	34,537	35,974
Accrued professional fees	25,208	25,287
Student refunds, grants and scholarships	11,759	11,287
Other accrued liabilities	29,635	38,787

Total accrued liabilities	$218,521	$268,418

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Please refer to Note 15, Commitments and Contingencies, for discussion of estimated litigation losses. Salaries, wages, and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, and certain accrued purchases.
Note 9. Debt
Debt and short-term borrowings consist of the following as of February 28, 2010 and August 31, 2009:

	February 28,	August 31,
($ in thousands)	2010	2009

Bank Facility, see terms below	$97,222	$495,608
Capital lease obligations	6,383	7,763
Other, interest rates ranging from 1.1% to 9.4% with various maturities from 2010 to 2019	72,504	85,695

Total debt	176,109	589,066
Less short-term borrowings and current portion of long-term debt	(54,587)	(461,365)

Long-term debt	$121,522	$127,701

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
As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds (equivalent to $102.6 million and $97.2 million U.S. dollars as of August 31, 2009 and February 28, 2010, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at February 28, 2010 was 1.0%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 28, 2010.
Other debt includes $59.7 million of variable rate debt and $12.8 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at February 28, 2010 was 2.9%.
Please refer to Note 7, Fair Value Measurements, for discussion of the fair value of our debt.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Other Liabilities
Other liabilities consist of the following as of February 28, 2010 and August 31, 2009:

	February 28,	August 31,
($ in thousands)	2010	2009

Deferred rent and other lease incentives	$75,834	$71,579
Reserve for uncertain tax positions	63,594	97,619
Other	68,720	64,838

Total other liabilities	208,148	234,036
Less current portion	(98,630)	(133,887)

Total other long-term liabilities	$109,518	$100,149

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. Refer to Note 11, Income Taxes, for discussion of our uncertain tax positions.
Note 11. Income Taxes
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Please refer to our significant accounting policies included in our 2009 Annual Report on Form 10-K for further discussion.
During the six months ended February 28, 2010, our unrecognized tax benefits decreased by $24.6 million, excluding interest and penalties, primarily as a result of settling our Internal Revenue Code Section 162(m) issue related to stock option compensation as discussed below. This decrease was partially offset by an increase in our unrecognized tax benefits as a result of tax positions taken during the six months ended February 28, 2010 related to state taxes.
As of February 28, 2010, we had total uncertain tax positions of $63.6 million, including accrued interest and penalties of $3.9 million, of which $50.8 million is included in other current liabilities in our Condensed Consolidated Balance Sheets. We believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. The current portion of our uncertain tax positions principally relates to amounts accrued related to allocation and apportionment of our income amongst various state and local jurisdictions. The entire amount of our unrecognized tax benefits would favorably affect our effective rate if ultimately recognized.
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
We accrued an additional $0.5 million of interest during the first quarter of fiscal year 2010, resulting in a total accrual, prior to the settlement, of $50.5 million included in our reserve for uncertain tax positions relating to this issue. As a result of this settlement, we reclassified $27.3 million to income taxes payable in our Condensed Consolidated Balance Sheets as of November 30, 2009. We paid $22.6 million during the second quarter of fiscal year 2010 and we expect to pay the remainder by the end of fiscal year 2010. The remaining accrual of $23.2 million, relating to the amount in excess of the settlement, was reversed during the first quarter of fiscal year 2010 through a reduction in the provision for income taxes, a decrease in deferred tax assets, and an increase in additional paid-in capital in the amounts of $10.2 million, $1.5 million and $11.5 million, respectively.
Based on the agreed upon settlement, we believe that we are entitled to certain deductions related to stock option compensation that were not claimed on our tax returns for the years ended in 2006 through 2009. During the first quarter of fiscal year 2010, we recorded

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the benefit of these deductions through provision for income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million, and $16.0 million, respectively. We have submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns for the years ended in 2006, 2007, and 2008. We intend to claim the deductions related to stock option compensation in fiscal year 2009 on our tax return for the year ended in 2009.
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
Note 12. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the six months ended February 28, 2010 and 2009:

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in		Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity
Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(201,111)	—	—	(201,111)	—	(201,111)
Stock issued under stock purchase plans	—	—	133	2,619	—	—	2,752	—	2,752
Stock issued under stock option plans	—	—	(4,508)	10,323	—	—	5,815	—	5,815
Tax shortfall of stock options exercised	—	—	(690)	—	—	—	(690)	—	(690)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Stock-based compensation	—	—	29,115	—	—	—	29,115	—	29,115
Currency translation adjustment, net of tax	—	—	—	—	—	(16,382)	(16,382)	(2,663)	(19,045)
Net income (loss)	—	—	—	—	332,748	—	332,748	(2,102)	330,646

Balance as of February 28, 2010	$103	$1	$52,673	$(2,210,792)	$3,527,791	$(30,122)	$1,339,654	$59,925	$1,399,579

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in		Retained	Comprehensive	Shareholders’	Noncontrolling
	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity
Balance as of August 31, 2008	$103	$1	$—	$(1,757,277)	$2,595,340	$(3,781)	$834,386	$11,779	$846,165
Treasury stock purchases	—	—	—	(2,505)	—	—	(2,505)	—	(2,505)
Stock issued under stock purchase plans	—	—	10	2,710	—	—	2,720	—	2,720
Stock issued under stock option plans	—	—	(18,945)	111,327	1,384	—	93,766	—	93,766
Tax benefits of stock options exercised	—	—	9,514	—	—	—	9,514	—	9,514
Stock-based compensation	—	—	31,358	—	—	—	31,358	—	31,358
Currency translation adjustment, net of tax	—	—	—	—	—	(7,655)	(7,655)	(2,252)	(9,907)
Unrealized investment loss, net of tax	—	—	—	—	—	(1,322)	(1,322)	—	(1,322)
Other, net	—	—	—	—	—	—	—	(107)	(107)
Net income (loss)	—	—	—	—	305,706	—	305,706	(322)	305,384

Balance as of February 28, 2009	$103	$1	$21,937	$(1,645,745)	$2,902,430	$(12,758)	$1,265,968	$9,098	$1,275,066

Share Reissuances
During the three months ended February 28, 2010 and 2009, we issued approximately 0.1 million shares and 1.3 million shares, respectively, and during the six months ended February 28, 2010 and 2009, we issued approximately 0.2 million shares and 1.9 million shares, respectively, of our Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. On February 18, 2010, our Board of Directors authorized a $500 million increase in the amount available under our share repurchase program up to an aggregate amount of $1 billion of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended February 28, 2010, we repurchased approximately 3.4 million shares of our Class A common stock at a total cost of approximately $200 million, representing a weighted average purchase price of $59.61 per share. As of February 28, 2010, approximately $800 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 2,000 shares for $0.1 million and 19,000 shares for $1.1 million during the three and six months ended February 28, 2010, respectively. During the six months ended February 28, 2009, we repurchased approximately 36,000 shares for $2.5 million. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Three Months Ended February 28,
	2010			2009
	Net Income	Weighted		Net Income	Weighted
	Attributable to	Average	Per Share	Attributable to	Average	Per Share
(in thousands, except per share data)	Apollo	Shares	Amount	Apollo	Shares	Amount

Basic income per share attributable to Apollo	$92,606	154,119	$0.60	$125,346	160,153	$0.78
Effect of dilutive securities:
Stock options(1)	—	808	—	—	2,356	(0.01)
Restricted stock units(2)	—	241	—	—	248	—

Diluted income per share attributable to Apollo	$92,606	155,168	$0.60	$125,346	162,757	$0.77

	Six Months Ended February 28,
	2010			2009
	Net Income	Weighted		Net Income	Weighted
	Attributable to	Average	Per Share	Attributable to	Average	Per Share
(in thousands, except per share data)	Apollo	Shares	Amount	Apollo	Shares	Amount

Basic income per share attributable to Apollo	$332,748	154,473	$2.15	$305,706	159,643	$1.91
Effect of dilutive securities:
Stock options(1)	—	927	(0.01)	—	1,932	(0.02)
Restricted stock units(2)	—	221	—	—	231	—

Diluted income per share attributable to Apollo	$332,748	155,621	$2.14	$305,706	161,806	$1.89

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	For the three months ended February 28, 2010 and 2009, approximately 5,232,000 and 324,000, respectively, and for the six months ended February 28, 2010 and 2009, approximately 4,875,000 and 1,220,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

(2)	For the three months ended February 28, 2010 and 2009, approximately 4,000 and 3,000, respectively, and for both the six months ended February 28, 2010 and 2009, approximately 3,000 of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These restricted stock units could be dilutive in the future.
Note 14. Share-Based Compensation
The table below details share-based compensation expense for the three and six months ended February 28, 2010 and 2009:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2010	2009	2010	2009

Instructional costs and services	$5,494	$4,652	$9,633	$8,680
Selling and promotional	2,053	1,571	4,320	3,023
General and administrative	7,414	10,016	15,162	19,655

Share-based compensation expense	$14,961	$16,239	$29,115	$31,358

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and six months ended February 28, 2010, we granted approximately 9,000 and 44,000 stock options, respectively, that had weighted average grant date fair value of $23.88 and $23.19 per option, respectively. The weighted average exercise price of these options was $59.88 and $58.65, respectively. As of February 28, 2010, there was approximately $61.6 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and six months ended February 28, 2010, we granted approximately 95,000 and 114,000 restricted stock units, respectively, that had weighted average grant date fair value of $60.49 and $60.35 per unit, respectively. As of February 28, 2010, there was approximately $39.8 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units.
Note 15. Commitments and Contingencies
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The settlement was finalized by all parties on December 14, 2009. The agreement makes clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance or violation as a result of the settlement. Under the terms of the agreement, we paid $67.5 million to the United States in December 2009. Under a separate agreement, we paid $11.0 million in attorneys’ fees to the plaintiffs, as required by the False Claims Act, in December 2009. The remaining portion of the $80.5 million pre-tax charge recorded in fiscal year 2009 represented our estimate of future legal costs as of August 31, 2009. On December 17, 2009, the Court entered the order dismissing the lawsuit with prejudice.
Securities Class Action
In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing before a panel of the Ninth Circuit Court of Appeals took place on March 3, 2010. A ruling has not yet been issued by the Court.
As a result of the jury verdict awarded in favor of the plaintiffs, we recorded a charge for estimated damages of $168.4 million and additional interest charges of $1.6 million in the second and third quarters of fiscal year 2008, respectively. In the fourth quarter of fiscal year 2008, we subsequently reversed the original estimated charge and related pre- and post-judgment interest totaling $170.0 million because the District Court vacated the earlier judgment and entered judgment in favor of Apollo. In connection with this matter, we currently estimate our range of loss to be between zero and $225.0 million which was based on similar assumptions used to estimate the original charge, including if the plaintiffs were to prevail in a judgment on appeal. In the second quarter of fiscal year 2010, based on settlement discussions to resolve this matter, we recorded a pre-tax charge of $44.5 million in accrued liabilities. The actual amount of this loss will not be known until a final settlement, if any, is reached or the litigation is concluded.
The outcome of this legal proceeding is uncertain because of the many questions of fact and law that may arise. A settlement or other disposition of this litigation could be for an amount greater than our reserve and could have a material and adverse affect on our business, financial condition, results of operations and cash flows.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On March 22, 2010, the parties filed a stipulation of settlement with the Court wherein they agreed to resolve this action. The proposed stipulation of settlement requires the Company to implement a series of corporate governance reforms and pay an immaterial amount to the plaintiff’s counsel for their fees and expenses. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On January 22, 2008, all defendants filed motions to dismiss. On March 31, 2009, the Court dismissed the case with prejudice as to Daniel Bachus, Hedy Govenar, Brian E. Mueller, Dino J. DeConcini, and Laura Palmer Noone. The Court also dismissed the case as to John Sperling and Peter Sperling, but granted plaintiffs leave to file an amended complaint against them. Finally, the Court dismissed all of plaintiffs’ claims concerning misconduct before November 2001 and all of the state law claims for conspiracy and breach of fiduciary duty. On April 30, 2009, plaintiffs filed their Second Amended Complaint, which alleges similar claims for alleged securities fraud against the same defendants. On June 15, 2009, all defendants filed another motion to dismiss the Second Amended Complaint. On February 22, 2010, the Court partially granted the plaintiffs’ motion for reconsideration, but withheld a final determination on the individual defendants pending the Court’s ruling on the motion to dismiss the Second Amended Complaint.
Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. Together with the other defendants, we filed a motion to transfer venue from the Eastern District of Texas to Washington, D.C. on February 27, 2009. On September 30, 2009, the Court granted plaintiffs’ motion to transfer the case to the Eastern District of Virginia and denied the defendants’ motion to transfer the case to the District of Columbia. Discovery in the case is ongoing. A scheduling order has been issued with a trial date set for November 1, 2010.
On March 18, 2010, we filed our opening claim construction brief and a motion for summary judgment based on the indefiniteness of the Digital-Vending Services International patent claims. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.
Student Loan Class Action
On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the U.S. District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the U.S. District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. Under the District Court’s current Scheduling Order, trial is set for October 2010. The matter is currently in discovery. The plaintiffs filed their motion for class certification and an amended complaint on July 14, 2009. On March 22, 2010, the Court denied plaintiffs’ Motion for Class Certification. The Court’s action encompasses a denial to certify the class action for all purported nationwide classes and California

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
sub-classes. As a result, the case will now proceed on an individual plaintiff basis and, absent a reversal of this denial of class certification, we do not expect any material adverse impact from the lawsuit.
Brodale Employment and False Claims Lawsuit
On August 1, 2008, former employee, Stephen Lee Brodale, filed a lawsuit in Federal District Court in San Diego against Apollo, University of Phoenix, and several individual employees. The complaint alleges various employment claims and also includes claims under the Federal and California false claims acts. The U.S. Department of Justice declined to participate in the lawsuit and it was served on the Company on August 10, 2009. On September 16, 2009, the Court dismissed the employment claims without prejudice, upon joint motion by the parties, so that they could proceed to binding arbitration. On September 14, 2009, we filed a motion to dismiss the remaining false claims act allegations. The Court granted our motion and dismissed the remaining claims on November 6, 2009. On January 5, 2010, plaintiff filed a Notice of Appeal with the Ninth Circuit. Plaintiff subsequently agreed to voluntarily dismiss the appeal and the Court ordered the appeal dismissed on February 10, 2010.
Wage and Hour Class Actions
During fiscal year 2009 and 2010, five lawsuits, each styled as a class action, were commenced by various former and current employees against Apollo and/or University of Phoenix alleging wage and hour claims for failure to pay minimum wages and overtime and certain other violations. These lawsuits are as follows:
•	Juric. Action filed April 3, 2009, by former employee Dejan Juric in California State Court in Los Angeles. We filed an answer denying all of the asserted claims on May 4, 2009 and then removed the case to the Federal District Court in Los Angeles. The matter is currently in discovery. On December 30, 2009, plaintiff filed an amended complaint dismissing the California class allegations and inserting nation-wide class allegations under the Fair Labor Standards Act. On February 16, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action.

•	Sabol. Action filed July 31, 2009, by several former employees in Federal District Court in Philadelphia. We filed an answer denying the asserted claim on September 29, 2009. During the course of the action, all but one of the former employees voluntarily opted out of the lawsuit. On January 24, 2010, we filed a motion for partial summary judgment with respect to plaintiff’s claim that the “Academic Counselor” position is incorrectly classified as exempt. On February 9, 2010, plaintiff filed a Rule 56(f) motion seeking leave to conduct additional discovery before response to our motion for partial summary judgment. On March 3, 2010, the Court granted plaintiff leave to conduct additional discovery on issues related to the motion for partial summary judgment until April 5, 2010. The Court also ordered plaintiff to file his response to the motion for summary judgment on or before April 20, 2010. On February 15, 2010, plaintiff filed a Motion for Class Certification and we filed our opposition on March 5, 2010.

•	Tranchita. Action filed August 10, 2009, by several former employees in Federal District Court in Chicago. On September 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. The plaintiffs subsequently agreed to dismiss their class allegations and settle the case for an immaterial amount. On February 16, 2010, the parties filed a Notice of Settlement with the Court and are currently finalizing the settlement agreements before filing a request for dismissal with the Court.

•	Davis. Action filed September 28, 2009, by former employee Adonijah Davis in Federal District Court in Tampa, Florida. On November 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. On November 17, 2009, plaintiff filed an amended complaint removing the class action allegations and electing to proceed on a single plaintiff basis. As a result, the Court denied our motion to dismiss as moot on November 18, 2009. On January 28, 2010, the parties agreed to settle the case for an immaterial amount. The parties are currently finalizing the settlement agreement before filing a request for dismissal with the Court.

•	Adoma. Action filed January 8, 2010 by Diane Adoma in United States District Court, Eastern District of California. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
U.S. Department of Education Program Review
The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In February 2009, the U.S. Department of Education performed a program review of University of Phoenix’s policies and procedures involving Title IV programs. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report, which is a preliminary report of the U.S. Department of Education’s findings. We are in the process of finalizing our response to these findings and plan to submit them shortly. The U.S. Department of Education will review our response and will issue a Final Program Review Determination letter that will confirm any required corrective action or amounts owed to the U.S. Department of Education.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
any tuition liability about total program charges, the number of credits that are transferable, the total number of credits required to complete their chosen program and the financial aid available for each academic year of the program.
We believe that our liability resulting from these findings will be approximately $1.5 million, which has been accrued in our February 28, 2010 financial statements. In addition, the U.S. Department of Education’s regulations require certain institutions to post a letter of credit where a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students. Absent relief from this requirement or other instruction by the U.S. Department of Education, University of Phoenix will be required to post a letter of credit within 30 days of the issuance of the Final Program Review Determination letter in the amount of approximately $125 million, to be maintained until at least September 30, 2011.
Securities and Exchange Commission Informal Inquiry
During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. Based on the information and documents that the Securities and Exchange Commission has requested from us and/or our auditors, which relate to our revenue recognition practices and other matters, including our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. We are cooperating fully with the Securities and Exchange Commission in connection with the inquiry.
Internal Revenue Service Audits
Please refer to Note 11, Income Taxes, for discussion of Internal Revenue Service audits.
Note 16. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our seven operating segments are managed in the following four reportable segments:
•	University of Phoenix;

•	Apollo Global – BPP;

•	Apollo Global – Other; and

•	Other Schools.
In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and discontinued operations. Insight Schools was previously reported as its own reportable segment. As Insight Schools is presented as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented, we have revised our financial information by reportable segment to conform to our current presentation.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of financial information by reportable segment is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2010	2009	2010	2009

Net revenue:
University of Phoenix	$977,476	$829,276	$2,099,846	$1,742,484
Apollo Global:
BPP	53,647	—	142,320	—
Other	12,493	14,062	28,925	31,064

Total Apollo Global	66,140	14,062	171,245	31,064
Other Schools	26,720	25,618	57,904	57,607
Corporate	—	587	—	1,670

Total net revenue	$1,070,336	$869,543	$2,328,995	$1,832,825

Operating income (loss):
University of Phoenix	$246,418	$230,062	$637,433	$540,275
Apollo Global:
BPP	(10,793)	—	4,809	—
Other	(5,951)	(2,010)	(7,823)	(1,271)

Total Apollo Global	(16,744)	(2,010)	(3,014)	(1,271)
Other Schools	(2,036)	(1,324)	713	3,229
Corporate(1)	(54,648)	(15,618)	(69,083)	(21,046)

Total operating income	172,990	211,110	566,049	521,187
Reconciling items:
Interest income	525	3,430	1,457	8,807
Interest expense	(3,220)	(621)	(6,128)	(2,050)
Other, net	(79)	(201)	(749)	(2,633)

Income from continuing operations before income taxes	$170,216	$213,718	$560,629	$525,311

(1)	The operating loss for Corporate in both the three and six months ended February 28, 2010 includes the $44.5 million charge associated with the Securities Class Action matter. Refer to Note 15, Commitments and Contingencies, for further discussion.
A summary of our consolidated assets by reportable segment is as follows:

	February 28,	August 31,
($ in thousands)	2010	2009

Assets:
University of Phoenix	$1,088,659	$1,112,002
Apollo Global:
BPP	709,824	778,416
Other	127,268	133,615

Total Apollo Global	837,092	912,031
Other Schools	51,218	52,100
Insight Schools (1)	—	26,590
Corporate	1,023,602	1,160,654

Total assets	$3,000,571	$3,263,377

(1)	Insight Schools’ assets are held for sale and included in our Corporate caption as of February 28, 2010 in our Condensed Consolidated Balance Sheets. Please refer to Note 3, Discontinued Operations, for further discussion.

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
OVERVIEW
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:
•	University of Phoenix;

•	Apollo Global:
•	BPP Holdings, plc (“BPP”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	Universidad Latinoamericana (“ULA”);
•	Western International University;

•	Institute for Professional Development (“IPD”);

•	College for Financial Planning Institutes (“CFFP”); and

•	Meritus University, Inc. (“Meritus”).
We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. In the second quarter of fiscal year 2010, we engaged an investment bank and proceeded with a formal plan to sell Insight Schools as we determined that the business is no longer consistent with our long-term strategic objectives. Accordingly, we have presented Insight Schools as held for sale and as discontinued operations. Refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2009, University of Phoenix accounted for approximately 95% of our total consolidated net revenue. University of Phoenix generated 83% of its cash basis revenue for eligible tuition and fees during fiscal year 2009 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, including the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. Following rulemaking and other guidance from the U.S. Department of Education, we finalized the favorable effect of this temporary relief for fiscal year 2009 in the second quarter of fiscal year 2010. This temporary relief expires in July 2011, and excluding this benefit the percentage for University of Phoenix was 86%.
We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized computer programs for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. By enhancing student services, promoting instructional innovation and improving academic support, we intend to improve student retention. All of these efforts are designed to help our students stay in school and succeed. In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and University of Phoenix initiatives related to quality and accountability.
Key Trends, Developments and Challenges
The following circumstances and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:
•	Evolving Domestic Postsecondary Education Market. We believe domestic postsecondary education continues to experience a profound shift from traditional undergraduate students (those students living on campus and attending classes full-time) to non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree. This trend continues to provide an opportunity for education providers such as University of Phoenix to provide quality academic programs and services that appeal to non-traditional students.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn. These conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our challenges is to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. In addition to this impact on our enrollment, the economic downturn has negatively affected our bad debt expense and allowance for doubtful accounts and reduced the availability of state-funded student financial aid as many states face revenue shortfalls. We believe that the availability of state-funded student financial aid will continue to decline, which may negatively impact our enrollment and, to the extent that Title IV funds replace these state funding sources for our students, may negatively impact our 90/10 Rule calculation.

•	Regulatory Environment
•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the U.S. Department of Education rulemaking. Final regulations for implementing the Higher Education Opportunity Act provisions were published in October 2009 with an effective date of July 1, 2010. We have been developing and implementing various procedures to enable us to be in compliance with the provisions by the effective date. Additionally, in November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the U.S. Department of Education is free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The U.S. Department of Education is expected to issue its proposed regulations for public comment sometime this spring or summer and final regulations prior to November 1, 2010, to be effective July 1, 2011. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:
•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.
We cannot predict the form of the rules that ultimately will be proposed by the U.S. Department of Education for public comment, or the form of any final rules that may be adopted by the U.S. Department of Education. If the rules regarding incentive compensation and gainful employment are adopted in the form presented by the U.S. Department of Education in the negotiated rulemaking, they could have a material impact on the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1,

2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 1A, Risk Factors, for further discussion of the U.S. Department of Education’s proposals.

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as the University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. In recent years, the 90/10 Rule percentages for the University of Phoenix have trended closer to 90%. For fiscal year 2009, the percentage for University of Phoenix was 83%, including the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. Following rulemaking and other guidance from the U.S. Department of Education, we finalized the favorable effect of this temporary relief for fiscal year 2009 in the second quarter of fiscal year 2010. This temporary relief expires in July 2011, and excluding this benefit the percentage for University of Phoenix was 86%.

We expect the upward pressure on the 90/10 Rule percentage to continue in fiscal year 2010. University of Phoenix is continuing to implement various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the emphasis on professional development and continuing education. Although we expect that these measures will continue to favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective or will be adequate to prevent the 90/10 Rule calculation from exceeding 90%. If this calculation exceeds 90% in fiscal year 2010 or future fiscal years, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation, may involve taking measures which increase our operating expenses and/or reduce our revenue. Title IV eligibility is critical to the continued operation of our business.
•	University Orientation Program. University of Phoenix has launched its University Orientation program on a pilot basis. This program is a free, three-week orientation program designed to provide students who have limited or no college experience a better understanding of what is required to be successful at University of Phoenix before starting their degree program and potentially incurring any student loans or other financial aid obligations. The scope of the pilot program has been limited as we continue to evaluate the results of the initiative before making a decision on a broader implementation. If, based on the results of this pilot program, we believe University Orientation will provide a long term benefit to our students and increase our long-term cash flow, we expect to more broadly implement the program. However, in the short-term, the program adversely impacts enrollment, net revenue, operating profit, and cash flow, particularly at the associate’s level.

•	Federal Direct Loan Program. The U.S. Congress is considering a proposal to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We expect to be able to fully transition from the FFELP program to the FDLP by the proposed July 1, 2010 phase-out date, if necessary. While the adoption of this proposal is not yet certain, we have initiated a formal project to develop and implement administrative capabilities and procedures in advance of the proposed phase-out date for volume processing of loans under the FDLP. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct loans on a timely basis, our results of operations and cash flows could be adversely and materially affected. We are currently participating in the FDLP for a portion of our Title IV eligible students.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

•	Integration
•	We continue our efforts to integrate our acquired educational institutions and seek to use our experience to enhance the quality, delivery and student outcomes of their respective education programs. As with all acquisitions, there are significant risks, uncertainties and challenges inherent with integration. If we are unable to adequately integrate and successfully operate our acquired businesses, we may be required to record non-cash impairment charges for certain acquired assets.

•	BPP, which we acquired in the fourth quarter of fiscal year 2009, has been negatively affected by the global economic downturn, and we are still developing and implementing our integration and operating plans for BPP. As of February 28, 2010, BPP had $399.6 million and $131.3 million of goodwill and indefinite-lived intangible assets, respectively.
For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2009 Annual Report on Form 10-K, and Item 1A, Risk Factors, included in this report.
Second Quarter of Fiscal Year 2010 Highlights
We experienced the following significant events since the first quarter of fiscal year 2010:
1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 15.3% growth in University of Phoenix Degreed Enrollment in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009. University of Phoenix New Degreed Enrollment during the second quarter of fiscal year 2010 increased 9.4% as compared to the second quarter of fiscal year 2009. We believe the enrollment growth is primarily attributable to enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix service offerings and academic quality. A portion of the increase in enrollment growth is due to economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects, and this element of our growth may diminish as the economy and the employment outlook improve in the U.S. Offsetting some of this growth are our growing efforts to identify and enroll students who have a greater chance of succeeding in our rigorous programs. The two primary contributors to this effort are leveraging our marketing analytics to identify and attract those prospective students and our University Orientation program. In addition, the enrollment growth was adversely impacted by the second quarter of fiscal year 2010 having one fewer associate’s course start date as compared to the second quarter of fiscal year 2009.

2.	Net Revenue Growth. Our net revenue increased 23.1% in the second quarter of fiscal year 2010 as compared to the second quarter of fiscal year 2009 with University of Phoenix’s net revenue increasing 17.9% mainly from its Degreed Enrollment growth and selective tuition price increases. Apollo Global’s acquisition of BPP in the fourth quarter of fiscal year 2009 also contributed 6.2 percentage points of the overall increase in consolidated net revenue.

3.	University of Phoenix Academic Annual Report. In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

4.	Settlement of Incentive Compensation False Claims Act Lawsuit. On December 14, 2009, we entered into an agreement, effective December 11, 2009, to resolve the Incentive Compensation False Claims Act Lawsuit. Under the terms of the agreement, in December 2009, we paid $67.5 million to the United States and, under a separate agreement, we paid $11.0 million in attorneys’ fees to the relators in this qui tam action, as required by the False Claims Act. The agreement makes clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance or violation as a result of the settlement. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

5.	University of Phoenix Program Review Report. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report associated with a program review conducted in February 2009, which is a preliminary report of the U.S. Department of Education’s findings. We are in the process of finalizing our response to these findings and plan to submit them shortly. The U.S. Department of Education will review our response and will issue a Final Program Review Determination letter that will confirm any required corrective action or amounts owed to the U.S. Department of Education. We believe that our liability resulting from the findings will be approximately $1.5 million, which has been accrued in our February 28, 2010 financial statements. In addition, we may be required to post a letter of credit of approximately $125 million within 30 days of the issuance of the Final Program Review Determination letter to be maintained until at least September 30, 2011. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

6.	Securities Class Action. In the second quarter of fiscal year 2010, based on settlement discussions to resolve this matter, we recorded a pre-tax charge of $44.5 million in accrued liabilities which represents our best estimate of the loss related to this matter. The actual amount of this loss will not be known until a final settlement, if any, is reached or the litigation is concluded. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a detailed discussion of our critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.
RESULTS OF OPERATIONS
We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and six months ended February 28, 2010, compared to the prior periods in fiscal year 2009. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments and timing of certification exams.
•	University of Phoenix - University of Phoenix enrolls students throughout the year, with its net revenue generally lower in the second quarter (December through February) than the other quarters due to holiday breaks in December and January.

•	BPP – BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

•	Other subsidiaries – Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.
We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.
•	Instructional costs and services – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom and faculty administration lease expenses and depreciation, bad debt expense, financial aid processing costs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs – consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs – consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.
For the three months ended February 28, 2010 compared to the three months ended February 28, 2009
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Three Months Ended February 28,
			% of Net Revenue		%
(in millions)	2010	2009	2010	2009	Change
Net revenue	$1,070.3	$869.5	100.0%	100.0%	23.1%
Costs and expenses:
Instructional costs and services	517.3	364.4	48.3%	41.9%	42.0%
Selling and promotional	263.5	224.6	24.6%	25.8%	17.3%
General and administrative	72.0	69.4	6.7%	8.0%	3.7%
Estimated litigation loss	44.5	—	4.2%	0.0%	100.0%

Total costs and expenses	897.3	658.4	83.8%	75.7%	36.3%

Operating income	173.0	211.1	16.2%	24.3%	(18.0%)
Interest income	0.5	3.4	0.0%	0.4%	(85.3%)
Interest expense	(3.2)	(0.6)	(0.3%)	(0.1%)	(433.3%)
Other, net	(0.1)	(0.2)	0.0%	0.0%	50.0%

Income from continuing operations before income taxes	170.2	213.7	15.9%	24.6%	(20.4%)
Provision for income taxes	(69.1)	(85.2)	(6.5%)	(9.8%)	18.9%

Income from continuing operations	101.1	128.5	9.4%	14.8%	(21.3%)
Loss from discontinued operations, net of tax	(10.6)	(3.5)	(0.9%)	(0.4%)	*

Net income	90.5	125.0	8.5%	14.4%	(27.6%)

Net loss attributable to noncontrolling interests	2.1	0.3	0.2%	0.0%	*

Net income attributable to Apollo	$92.6	$125.3	8.7%	14.4%	(26.1%)

*	not meaningful
Net Revenue
Our net revenue increased $200.8 million, or 23.1%, in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. University of Phoenix’s 17.9% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $53.6 million, or 6.2 percentage points, of the overall increase in net revenue in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.
Instructional Costs and Services
Instructional costs and services increased $152.9 million, or 42.0%, in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, which represents a 640 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to BPP’s cost structure, along with start-up, development and other infrastructure and support costs incurred by Apollo Global, which have increased in scale with the acquisition of BPP in the fourth quarter of fiscal year 2009. The increase is also due to an increase in bad debt expense as a percentage of net revenue due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs. Students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debts when these students withdraw from the University of Phoenix. Our bad debt expense was 6.9% of net revenue in the second quarter of fiscal year 2010 compared to 4.1% of net revenue in the second quarter of fiscal year 2009.
Selling and Promotional
Selling and promotional increased $38.9 million, or 17.3%, in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, but represents a 120 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from University of Phoenix’s investments in non-internet long-term branding initiatives. However, the decrease as a percentage of net revenue is primarily due to BPP’s cost structure as BPP incurs lower selling and promotional costs as a percentage of net revenue compared to our other businesses. Improved enrollment counselor effectiveness at University of Phoenix also contributed to the decrease as a percentage of net revenue.
General and Administrative
General and administrative increased $2.6 million, or 3.7%, in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, but represents a 130 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to expense in the second quarter of fiscal year 2009 resulting from our internal review of certain Satisfactory Academic Progress calculations. The decrease is also due to a reduction in share-based compensation as a percentage of net revenue.

Estimated Litigation Loss
In connection with the Securities Class Action matter, we recorded a charge of $44.5 million in the second quarter of fiscal year 2010. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income
Interest income decreased $2.9 million in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The decrease is due to lower interest rate yields and a decrease in average cash and cash equivalents balances (including restricted cash) during the respective periods. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% lowered our average interest rate yield in the second quarters of both fiscal years 2010 and 2009 below 1%.
Interest Expense
Interest expense increased $2.6 million in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 due to an increase in average borrowings principally at subsidiaries of Apollo Global, and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”) that were outstanding during the second quarter of fiscal year 2010.
Other, Net
Other, net in the second quarters of fiscal years 2010 and 2009 primarily consists of net foreign currency losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations for the second quarter of fiscal year 2010 was 40.6% compared to 39.9% for the second quarter of fiscal year 2009. The increase was primarily attributable to an increase in our effective state income tax rate.
Recently, there have been a number of state law changes or interpretations that have resulted in a larger portion of our income generated from online operations being subject to state income tax and/or increases in the statutory rate at which certain states impose tax on our income. Given that a large majority of the states currently face significant budget deficits, we anticipate that additional states in which we are subject to income tax may enact similar tax law changes in the relatively near future. We are currently pursuing state tax initiatives that, if successful, could result in a future reduction in our state taxes.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The increase in the loss from discontinued operations, net of tax, during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 was primarily due to an impairment of Insight Schools’ goodwill of $9.4 million recorded in the second quarter of fiscal year 2010. This was partially offset by a decrease in operating losses mainly attributable to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. Please refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.
Analysis of Operating Results by Segment

	Three Months Ended February 28,		$	%
($ in millions)	2010	2009	Change	Change

Net revenue
University of Phoenix	$977.5	$829.3	$148.2	17.9%
Apollo Global:
BPP	53.6	—	53.6	*
Other	12.5	14.1	(1.6)	(11.3%)

Total Apollo Global	66.1	14.1	52.0	*
Other Schools	26.7	25.6	1.1	4.3%
Corporate(1)	—	0.5	(0.5)	*

Total net revenue	$1,070.3	$869.5	$200.8	23.1%

Operating income (loss)
University of Phoenix	$246.4	$230.1	$16.3	7.1%
Apollo Global:
BPP	(10.8)	—	(10.8)	*
Other	(5.9)	(2.0)	(3.9)	(195.0%)

Total Apollo Global	(16.7)	(2.0)	(14.7)	*
Other Schools	(2.0)	(1.3)	(0.7)	(53.8%)
Corporate(1)	(54.7)	(15.7)	(39.0)	*

Total operating income	$173.0	$211.1	$(38.1)	(18.0%)

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the second quarter of fiscal year 2010 includes the $44.5 million charge associated with the Securities Class Action matter. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
University of Phoenix
The $148.2 million, or 17.9%, increase in net revenue in our University of Phoenix segment was primarily due to growth in its Degreed Enrollment as detailed below:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Quarter Ended February 28,		%	Quarter Ended February 28,		%
(rounded to the nearest hundred)	2010	2009	Change	2010	2009	Change
Associate’s	201,300	170,500	18.1%	43,100	41,700	3.4%
Bachelor’s	178,000	150,200	18.5%	31,300	25,100	24.7%
Master’s	71,800	70,500	1.8%	12,200	12,500	(2.4%)
Doctoral	7,500	6,500	15.4%	900	700	28.6%

Total	458,600	397,700	15.3%	87,500	80,000	9.4%

(1)	Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program.

(2)	New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.
Enrollment growth is in part the result of investments in enhancing and expanding University of Phoenix service offerings and academic quality. Enhancements in our marketing capabilities have also contributed to the increases. A portion of the increase in Degreed Enrollment and New Degreed Enrollment is due to the economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects. Partially offsetting these increases was the adverse impact of our University Orientation pilot program. In addition, the enrollment growth was adversely impacted by the second quarter of fiscal year 2010 having one fewer associate’s course start date as compared to the second quarter of fiscal year 2009.

In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price and other fee changes implemented in July 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts. The increase in net revenue was partially offset by a continued shift in our student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Associate’s Degreed Enrollment represented 43.9% of Degreed Enrollment during the quarter ended February 28, 2010, compared to 42.9% during the quarter ended February 28, 2009.
Operating income in our University of Phoenix segment increased $16.3 million, or 7.1%, during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. This increase was primarily attributable to the following:
•	The 17.9% increase in University of Phoenix net revenue;

•	Variable employee headcount has grown at a lower rate than the increase in net revenue; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives as well as an increase in the average tenure of enrollment counselors.
The increase was partially offset by increased bad debt expense as a percentage of net revenue due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs. Students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debts when these students withdraw from the University of Phoenix.
Apollo Global
Net revenue in our Apollo Global segment increased $52.0 million during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009. The increase was due to Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009, which contributed $53.6 million in net revenue in the second quarter of fiscal year 2010.
Operating loss in our Apollo Global segment increased $14.7 million during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009 primarily due to the following:
•	The $10.8 million operating loss generated by BPP, which is primarily the result of BPP’s highly seasonal business, certain investments in BPP associated with the integration process and an adverse impact from the global economic downturn. BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP, including amortization of intangibles, is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning.

•	Investment in UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and marketing.
Other Schools
Net revenue and operating income in our Other Schools segment was essentially flat during the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009.
For the six months ended February 28, 2010 compared to the six months ended February 28, 2009
Analysis of Condensed Consolidated Statements of Operations
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

	Six Months Ended February 28,
			% of Net Revenue		%
(in millions)	2010	2009	2010	2009	Change
Net revenue	$2,329.0	$1,832.8	100.0%	100.0%	27.1%
Costs and expenses:
Instructional costs and services	1,036.8	733.4	44.5%	40.0%	41.4%
Selling and promotional	537.6	450.9	23.1%	24.6%	19.2%
General and administrative	144.1	127.3	6.2%	7.0%	13.2%
Estimated litigation loss	44.5	—	1.9%	0.0%	100.0%

Total costs and expenses	1,763.0	1,311.6	75.7%	71.6%	34.4%

Operating income	566.0	521.2	24.3%	28.4%	8.6%
Interest income	1.5	8.8	0.1%	0.5%	(83.0%)
Interest expense	(6.1)	(2.1)	(0.3%)	(0.1%)	(190.5%)
Other, net	(0.8)	(2.6)	0.0%	(0.1%)	69.2%

Income from continuing operations before income taxes	560.6	525.3	24.1%	28.7%	6.7%
Provision for income taxes	(219.0)	(214.5)	(9.4%)	(11.7%)	(2.1%)

Income from continuing operations	341.6	310.8	14.7%	17.0%	9.9%
Loss from discontinued operations, net of tax	(11.0)	(5.4)	(0.5%)	(0.3%)	*

Net income	330.6	305.4	14.2%	16.7%	8.3%
Net income attributable to noncontrolling interests	2.1	0.3	0.1%	0.0%	*

Net income attributable to Apollo	$332.7	$305.7	14.3%	16.7%	8.8%

*	not meaningful

Net Revenue
Our net revenue increased $496.2 million, or 27.1% in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. University of Phoenix’s 20.5% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $142.3 million, or 7.8 percentage points, of the overall increase in net revenue in the first six months of fiscal year 2010. For a more detailed discussion, refer to our Analysis of Operating Results by Segment.
Instructional Costs and Services
Instructional costs and services increased $303.4 million, or 41.4%, in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009, which represents a 450 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to BPP’s cost structure, along with start-up, development and other infrastructure and support costs incurred by Apollo Global, which have increased in scale with the acquisition of BPP in the fourth quarter of fiscal year 2009. The increase is also due to an increase in bad debt expense as a percentage of net revenue due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs. Students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debts when these students withdraw from the University of Phoenix. Our bad debt expense was 5.9% of net revenue in the first six months of fiscal year 2010 compared to 3.8% of net revenue in the first six months of fiscal year 2009.
Selling and Promotional
Selling and promotional increased $86.7 million, or 19.2%, in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009, but represents a 150 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from University of Phoenix’s investments in non-internet long-term branding initiatives. However, the decrease as a percentage of net revenue is primarily due to BPP’s cost structure as BPP incurs lower selling and promotional costs as a percentage of net revenue compared to our other businesses. Improved enrollment counselor effectiveness at University of Phoenix also contributed to the decrease as a percentage of net revenue.
General and Administrative
General and administrative increased $16.8 million, or 13.2%, in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009, but represents an 80 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to expense in the first six months of fiscal year 2009 resulting from our internal review of certain Satisfactory Academic Progress calculations. The decrease is also due to a reduction in share-based compensation as a percentage of net revenue.

Estimated Litigation Loss
In connection with the Securities Class Action matter, we recorded a charge of $44.5 million in the second quarter of fiscal year 2010. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
Interest Income
Interest income decreased $7.3 million in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. The decrease is primarily due to lower interest rate yields during the respective periods. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our average interest rate yield in the first six months of fiscal year 2010 below 1%.
Interest Expense
Interest expense increased $4.0 million in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 due to an increase in average borrowings principally at subsidiaries of Apollo Global, and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”) that were outstanding during the first six months of fiscal year 2010.
Other, Net
Other, net in the first six months of fiscal years 2010 and 2009 primarily consists of net foreign currency losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations for the first six months of fiscal year 2010 was 39.1% compared to 40.8% for the first six months of fiscal year 2009. The decrease was primarily attributable to the tax benefit of $11.4 million recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003. Refer to Note 11, Income Taxes, in Item 1, Financial Statements, for additional information. This was partially offset by an increase in state taxes.
Recently, there have been a number of state law changes or interpretations that have resulted in a larger portion of our income generated from online operations being subject to state income tax and/or increases in the statutory rate at which certain states impose tax on our income. Given that a large majority of the states currently face significant budget deficits, we anticipate that additional states in which we are subject to income tax may enact similar tax law changes in the relatively near future. We are currently pursuing state tax initiatives that, if successful, could result in a future reduction in our state taxes.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The increase in the loss from discontinued operations, net of tax, during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 was primarily due to impairment of Insight Schools’ goodwill of $9.4 million recorded in the second quarter of fiscal year 2010. This was partially offset by a decrease in operating losses mainly attributable to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. Please refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.
Analysis of Operating Results by Segment
The table below details our operating results by segment for the periods indicated:

	Six Months Ended February 28,
			$	%
($ in millions)	2010	2009	Change	Change
Net revenue
University of Phoenix	$2,099.8	$1,742.5	$357.3	20.5%
Apollo Global:
BPP	142.3	—	142.3	*
Other	28.9	31.1	(2.2)	(7.1%)

Total Apollo Global	171.2	31.1	140.1	*
Other Schools	58.0	57.6	0.4	0.7%
Corporate(1)	—	1.6	(1.6)	*

Total net revenue	$2,329.0	$1,832.8	$496.2	27.1%

Operating income (loss)
University of Phoenix	$637.4	$540.3	$97.1	18.0%
Apollo Global:
BPP	4.8	—	4.8	*
Other	(7.8)	(1.3)	(6.5)	*

Total Apollo Global	(3.0)	(1.3)	(1.7)	*
Other Schools	0.7	3.2	(2.5)	(78.1%)
Corporate(1)	(69.1)	(21.0)	(48.1)	*

Total operating income	$566.0	$521.2	$44.8	8.6%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first six months of fiscal year 2010 includes the $44.5 million charge associated with the Securities Class Action matter. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.
University of Phoenix
The $357.3 million, or 20.5%, increase in net revenue in our University of Phoenix segment was primarily due to growth in Degreed Enrollment and selective tuition price increases implemented in July 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs. Average associate’s Degreed Enrollment represented 44.5% of average Degreed Enrollment during the first six months of fiscal year 2010, compared to 42.5% for the first six months of fiscal year 2009. In addition, average associate’s Degreed Enrollment increased 22.4% in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.
Operating income in our University of Phoenix segment increased $97.1 million, or 18.0%, during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. This increase was primarily attributable to the following:
•	The 20.5% increase in University of Phoenix net revenue;

•	Variable employee headcount has grown at a lower rate than the increase in net revenue; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives as well as an increase in the average tenure of enrollment counselors.
The increase was partially offset by increased bad debt expense as a percentage of net revenue due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs. Students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debts when these students withdraw from the University of Phoenix.
Apollo Global
Net revenue in our Apollo Global segment increased $140.1 million during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009. The increase was due to Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009, which contributed $142.3 million in net revenue in the first six months of fiscal year 2010.

Operating loss in our Apollo Global segment increased $1.7 million during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009 primarily due to the following:
•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning; and

•	Investment in UNIACC, ULA, and BPP including, but not limited to, initiatives to enhance academic quality and marketing.
The increase in the operating loss driven by the two factors above was partially offset by $4.8 million in operating income generated by BPP during the first six months of fiscal year 2010. BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in the second and to an even greater degree in the fourth quarters as compared to the other quarters. In addition, as the cost structure of BPP, including amortization of intangibles, is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.
Other Schools
Net revenue and operating income in our Other Schools segment was essentially flat during the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009.
LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, and investments in marketing and information technology initiatives.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at February 28, 2010 and August 31, 2009:

			% of Total Assets
	February 28,	August 31,	February 28,	August 31,	%
($ in millions)	2010	2009	2010	2009	Change

Cash and cash equivalents	$660.8	$968.2	22.0%	29.7%	(31.7%)
Restricted cash and cash equivalents	507.2	432.3	16.9%	13.2%	17.3%

Total	$1,168.0	$1,400.5	38.9%	42.9%	(16.6%)

Cash and cash equivalents (excluding restricted cash) decreased $307.4 million primarily due to $406.0 million used for net payments on borrowings, $201.1 million used for the repurchase of shares of our Class A common stock, a $74.8 million increase in restricted cash, and $68.1 million used for capital expenditures, which was partially offset by $434.9 million of cash generated from operations. Cash generated from operations was negatively impacted by our $80.5 million settlement payment, including legal fees, for the Incentive Compensation False Claims Act Lawsuit.
We measure our money market funds included in cash and restricted cash equivalents at fair value. Our money market funds totaling $1,162.0 million were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of February 28, 2010, we did not record any material adjustments to reflect these instruments at fair value.
For further discussion of our fair value measurements recorded at fair value on a recurring and non-recurring basis, Refer to Note 7, Fair Value Measurements, in Item 1, Financial Statements.
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
As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds (equivalent to $102.6 million and $97.2 million U.S. dollars as of August 31, 2009 and February 28, 2010, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at February 28, 2010 was 1.0%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 28, 2010.
Other debt includes $59.7 million of variable rate debt and $12.8 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at February 28, 2010 was 2.9%.
U.S. Department of Education Program Review Report
On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report associated with a program review conducted in February 2009, which is a preliminary report of the U.S. Department of Education’s findings. We are in the process of finalizing our response to these findings and plan to submit them shortly. The U.S. Department of Education will review our response and will issue a Final Program Review Determination letter that will confirm any required corrective action or amounts owed to the U.S. Department of Education. We believe that our liability resulting from the findings will be approximately $1.5 million, which has been accrued in our February 28, 2010 financial statements. In addition, we may be required to post a letter of credit of approximately $125 million within 30 days of the issuance of the Final Program Review Determination letter to be maintained until at least September 30, 2011. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.
Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Six Months Ended February 28,
($ in millions)	2010	2009

Net income	$330.6	$305.4
Non-cash items	264.0	126.6
Changes in certain operating assets and liabilities	(159.7)	43.6

Net cash provided by operating activities	$434.9	$475.6

Six Months Ended February 28, 2010 – Our non-cash items primarily consisted of a $136.6 million provision for uncollectible accounts receivable, $64.7 million of depreciation and amortization, a $44.5 million charge associated with the Securities Class Action matter and $29.1 million of share-based compensation. These items were partially offset by $19.7 million of deferred taxes. The changes in certain operating assets and liabilities primarily consisted of a $116.9 million increase in gross accounts receivable primarily due to increased enrollment and lower collection rates on aged receivables, and a $89.7 million decrease in accounts payable and accrued liabilities due to our $80.5 million settlement payment, including legal fees, for the Incentive Compensation False Claims Act Lawsuit. These items were partially offset by increases in student deposits and deferred revenue of $31.4 million and $18.4 million, respectively, primarily due to increased enrollment.
Six Months Ended February 28, 2009 – Our non-cash items primarily consisted of a $70.9 million provision for uncollectible accounts receivable, $46.3 million for depreciation and amortization, and $31.4 million for share-based compensation, which was partially offset by $12.6 million of deferred income taxes and $11.2 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of increases in student deposits and deferred revenue of $108.2 million and $20.9 million, respectively, primarily due to increased enrollment, and an $18.1 million increase in accounts payable and accrued liabilities. This was partially offset by a $52.0 million decrease in income taxes payable due to the timing of our quarterly income tax payments, and a $48.3 million increase in accounts receivable.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling 12 month analysis and divide it into the gross student accounts receivable balance as of the end of the period.
As of February 28, 2010, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 30 days, as compared to 32 days as of August 31, 2009, and 25 days as of February 28, 2009. The increase in days sales outstanding as compared to February 28, 2009 is primarily due to increases in gross accounts receivable due to University of Phoenix’s lower collection rates. Collection rates have declined as a result of the economic downturn, the effects of certain operational changes and increases in receivables from students enrolled in associate’s degree programs.
Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Three Months Ended February 28,
($ in millions)	2010	2009

Increase in restricted cash and cash equivalents	$(74.8)	$(114.2)
Capital expenditures	(68.1)	(64.0)
Other	—	1.6

Net cash used in investing activities	$(142.9)	$(176.6)

Six Months Ended February 28, 2010 – Cash used for investing activities primarily consisted of a $74.8 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid, and $68.1 million used for capital expenditures that primarily relates to investments in our computer equipment and software.
Six Months Ended February 28, 2009 – Cash used for investing activities primarily consisted of a $114.2 million increase in restricted cash and cash equivalents as a result of increased student deposits and $64.0 million for capital expenditures that primarily relate to investments in our computer equipment and software.
Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Three Months Ended February 28,
($ in millions)	2010	2009

Payments on borrowings, net	$(406.0)	$(1.9)
Apollo Class A common stock purchased for treasury	(201.1)	(2.5)
Issuance of Apollo Class A common stock	8.6	96.5
Other	0.3	11.2

Net cash (used in) provided by financing activities	$(598.2)	$103.3

Six Months Ended February 28, 2010 – Cash used in financing activities primarily consisted of $406.0 million used for net payments on borrowings and $201.1 million used for the repurchase of our Class A common stock, which was partially offset by $8.6 million provided by stock option exercises and shares issued under our employee stock purchase plan.
Six Months Ended February 28, 2009 – Cash provided by financing activities primarily consisted of $96.5 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Contractual Obligations and Other Commercial Commitments
During the first six months of fiscal year 2010, we had the following material changes in our contractual obligations and other commercial commitments:
•	We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million; and

•	Our total liability for uncertain tax benefits, including interest and penalties, decreased $34.0 million primarily due to our settlement of an Internal Revenue Service audit. Refer to Note 11, Income Taxes, in Item 1, Financial Statements, for additional information.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2009 through February 28, 2010. Information regarding our contractual obligations and commercial commitments is provided in our 2009 Annual Report on Form 10-K.

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
During the first six months of fiscal year 2010, we recorded $19.0 million in net foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are primarily the result of the strengthening of the U.S. dollar relative to the British Pound during the first six months of fiscal year 2010.
As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, we expect the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.
Interest Rate Risk
Interest Income
As of February 28, 2010, we held $1,187.6 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the six months ended February 28, 2010, we earned interest income of $1.5 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yield during the first six months of fiscal year 2010 below 1%. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. At February 28, 2010, we had a total outstanding debt balance of $176.1 million, which consisted of $156.9 million of variable rate debt and $19.2 million of fixed rate debt including capital lease obligations.
We have not historically entered into financial arrangements to hedge our interest rate exposure. However, in connection with the BPP acquisition, we acquired an interest rate swap with a notional amount of £30.0 million ($46.3 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of February 28, 2010, the fair value of the swap is a liability of $3.9 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets.
For the purpose of sensitivity, based on our outstanding variable rate debt exposed to changes in interest rates as of February 28, 2010, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $1.1 million on an annual basis.
Auction-Rate Securities Risk
At February 28, 2010, our auction-rate securities totaled $19.6 million. Our auction-rate securities are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of unobservable inputs used to determine the fair value of our auction-rate securities would not have a material impact on our liquidity and capital resources.

We will continue to monitor our investment portfolio. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.
For all of our financial instruments recorded at fair value, please refer to Note 7, Fair Value Measurements, in Item 1, Financial Statements, for additional information about our valuation methods.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Co-Chief Executive Officers (“Principal Executive Officers”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
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
Subject to BPP’s internal control over financial reporting as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Please refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into Item 1 of Part II by this reference.
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
     Regardless of the outcome of the U.S. Department of Education’s review of HLC, the focus by the OIG and the U.S. Department of Education on the process pursuant to which HLC accredited a non-traditional, for-profit postsecondary educational institution may make the accreditation review process more challenging for University of Phoenix and Western International University when they undergo their normal HLC accreditation review process in the future. In addition, programmatic or location expansion by University of Phoenix and/or Western International University may result in increased scrutiny or additional requirements. If this occurred, we may have to incur additional costs and/or curtail or modify certain program offerings or new locations at which we offer our programs in order to maintain our accreditation, which could increase our costs, reduce our enrollment and materially and adversely affect our business.
     The loss of accreditation for any reason would, among other things, render our schools and programs ineligible to participate in Title IV programs, affect our authorization to operate and to grant degrees in certain states and decrease student demand. If University of Phoenix became ineligible to participate in Title IV programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Regulatory
Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.
     In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the U.S. Department of Education is free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The U.S. Department of Education is expected to issue its proposed regulations for public comment sometime this spring or summer and final regulations prior to November 1, 2010, to be effective July 1, 2011.

     The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:
•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.
Incentive Compensation
     A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed not to constitute impermissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.
     The U.S. Department of Education has proposed to eliminate these twelve safe harbors and, in lieu of the safe harbors, to define some of the relevant concepts relating to the incentive compensation limitations. As presented by the U.S. Department of Education in the negotiated rulemaking process, these changes would increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. If the final regulations increase this uncertainty or substantively modify the applicable standards, we may have to change some of our compensation practices for enrollment counselors and others. This could adversely affect our ability to compensate our enrollment counselors and other employees in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Apollo. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We recently settled, without admitting any violation or misconduct, such a qui tam lawsuit relating to our enrollment counselor compensation practices. See the discussion of this lawsuit under “Incentive Compensation False Claims Act Lawsuit” in Note 15, Commitments and Contingencies, in Part 1, Item 1, Financial Statements.
     The elimination of the existing twelve safe harbors also could affect the manner in which we conduct our business in the following additional ways:
•	Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. If this type of revenue sharing becomes impermissible, we would need to modify IPD’s business model so as to comply with the new requirements, which could materially and adversely affect this business.

•	We pay various third parties for Internet-based services related to lead generation and marketing. As proposed, payments to a third party for providing student contact information for prospective students would still be permissible, provided that such payments are not based on the number of students who apply or enroll. If this regulation is adopted in the form presented by the U.S. Department of Education in the negotiated rulemaking, it could reduce our ability to manage the quality of our leads and decrease our marketing efficiency, which could materially increase our marketing costs and adversely affect our business.
Gainful Employment
     Under the Higher Education Act of 1965, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. The U.S. Department of Education has proposed adopting a definition of gainful employment that is based on a ratio of student debt to income. Specifically, in the negotiated rulemaking process, the U.S. Department of Education proposed rules pursuant to which a particular educational program would be eligible for Title IV funding only if student loan debt service for graduates of such a program does not exceed 8% of their annual income. As proposed, the student loan debt service would be calculated on the basis of the median level of debt for students who complete the particular course of study, assuming a ten-year amortization and the current unsubsidized Stafford loan program interest rate, and annual income for program graduates would be calculated on the basis of the U.S. Bureau of Labor Statistics data, at the 25th percentile, for persons employed in the relevant federal Standard Occupational Classification(s) for the specific program.

     As initially proposed by the U.S. Department of Education, educational programs that do not meet the debt-to-income test would still be eligible if the student loan repayment rate among program graduates is at least 90%, measured over a three year period.
     If this regulation is adopted in a form similar to the U.S. Department of Education’s proposal in the negotiated rulemaking process, it could render many of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding to the extent they do not meet either of the two tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the negotiated rulemaking process could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.
     In addition, for those programs that remain eligible only under the alternative basis of student loan repayment rates, we may have to substantially increase our efforts to promote student loan repayment in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment.
Impact of Rulemaking
     We cannot predict the form of the rules that ultimately will be proposed by the U.S. Department of Education for public comment, or the form of any final rules that may be adopted by the U.S. Department of Education. As presented by the U.S. Department of Education in the negotiated rulemaking, the rules regarding incentive compensation and gainful employment would have a material impact on the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic Downturn
Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule calculation.
     Many states are experiencing severe budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw or reduce the rate at which they seek to complete their education. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our business, financial condition, results of operations and cash flows.
     In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule calculation by increasing the proportion of the affected students’ funding needs satisfied by Title IV programs. This could negatively impact or increase the cost of our compliance with the 90/10 Rule, as discussed under the Risk Factor, “Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage or our revenues derived from those programs is too high” in our 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. On February 18, 2010, our Board of Directors authorized a $500 million increase in the amount available under our share repurchase program up to an aggregate amount of $1 billion of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended February 28, 2010, we repurchased approximately 3.4 million shares of our Class A common stock at a total cost of approximately $200 million, representing a weighted average purchase price of $59.61 per share. The table below details our share repurchases during the three months ended February 28, 2010:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(Numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase
Treasury stock as of November 30, 2009	33,603	$59.94	33,603	$500,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(6)	59.94	(6)	—

Treasury stock as of December 31, 2009	33,597	59.94	33,597	500,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(43)	59.94	(43)	—

Treasury stock as of January 31, 2010	33,554	59.94	33,554	500,000
New authorizations	—	—	—	500,000
Shares repurchased	3,355	59.61	3,355	(200,000)
Shares reissued	(5)	59.91	(5)	—

Treasury stock as of February 28, 2010	36,904	$59.91	36,904	$800,000

We did not have any sales of unregistered equity securities during the three months ended February 28, 2010.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. [Reserved]
Item 5. Other Information
None.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on March 29, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of February 28, 2010 and August 31, 2009, (ii) the Condensed Consolidated Statements of Income for the three and six months ended February 28, 2010, and February 28, 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2010, and February 28, 2009, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the six months ended February 28, 2010, and February 28, 2009, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 29, 2010	APOLLO GROUP, INC. (Registrant)
	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Signatory)