Form 10-Q/A
period 2010-02-28
APOLLO GROUP INC
filed 2010-04-27
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

Item 6. Exhibits
EXHIBIT INDEX
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     This Amendment No. 1 on Form 10-Q/A is being filed for the sole purpose of furnishing an amended Interactive Data File on Exhibit 101, originally furnished with Apollo Group, Inc.’s Form 10-Q for the period ended February 28, 2010, which was filed on March 29, 2010 (the “initial filing”). The Interactive Data File furnished in the initial filing contained an error in the amount and date of the entity public float, and an error in the date of the number of entity common shares outstanding, all of which are included on the document and entity information page.
     No other changes have been made to the initial filing. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the initial filing.
     The XBRL related information in Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Item 6. Exhibits
APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2010, filed with the SEC on April 26, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of February 28, 2010 and August 31, 2009, (ii) the Condensed Consolidated Statements of Income for the three and six months ended February 28, 2010, and February 28, 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended February 28, 2010, and February 28, 2009, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the six months ended February 28, 2010, and February 28, 2009, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

*	Previously filed or furnished in Apollo Group, Inc.’s Form 10-Q filed on March 29, 2010.

(1)	The XBRL related information in Exhibit 101 hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2010	APOLLO GROUP, INC. (Registrant)
	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Signatory)