Form 10-Q
period 2010-05-31
APOLLO GROUP INC
filed 2010-06-30
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☑

AS OF June 17, 2010, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	147,054,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	60

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	61
Item 1A. Risk Factors	61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	67
Item 4. (Removed and Reserved)	67
Item 5. Other Information	67
Item 6. Exhibits	68
SIGNATURES	69
EX-10.3
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	May 31,	August 31,
($ in thousands)	2010	2009

ASSETS:
Current assets
Cash and cash equivalents	$891,981	$968,246
Restricted cash and cash equivalents	482,228	432,304
Marketable securities, current portion	4,405	—
Accounts receivable, net	249,231	298,270
Deferred tax assets, current portion	158,961	88,022
Prepaid taxes	9,563	57,658
Other current assets	38,613	35,517
Assets held for sale from discontinued operations (Note 3)	27,356	—

Total current assets	1,862,338	1,880,017
Property and equipment, net	587,931	557,507
Marketable securities, less current portion	15,174	19,579
Goodwill	456,197	522,358
Intangible assets, net	164,877	203,671
Deferred tax assets, less current portion	72,911	66,254
Other assets	13,556	13,991

Total assets	$3,172,984	$3,263,377

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$51,437	$461,365
Accounts payable	73,734	66,928
Accrued liabilities	378,982	268,418
Student deposits	490,877	491,639
Deferred revenue	333,972	333,041
Other current liabilities	63,571	133,887
Liabilities held for sale from discontinued operations (Note 3)	4,691	—

Total current liabilities	1,397,264	1,755,278
Long-term debt	115,153	127,701
Deferred tax liabilities	49,506	55,636
Other long-term liabilities	166,415	100,149

Total liabilities	1,728,338	2,038,764

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Class A nonvoting common stock, no par value	103	103
Apollo Class B voting common stock, no par value	1	1
Additional paid-in capital	50,723	1,139
Apollo Class A treasury stock, at cost	(2,322,904)	(2,022,623)
Retained earnings	3,707,074	3,195,043
Accumulated other comprehensive loss	(49,741)	(13,740)

Total Apollo shareholders’ equity	1,385,256	1,159,923

Noncontrolling interests	59,390	64,690

Total equity	1,444,646	1,224,613

Total liabilities and shareholders’ equity	$3,172,984	$3,263,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(in thousands, except per share data)	2010	2009	2010	2009

Net revenue	$1,337,404	$1,047,574	$3,666,399	$2,880,399

Costs and expenses:
Instructional costs and services	540,594	390,642	1,577,382	1,124,034
Selling and promotional	273,480	241,259	811,104	692,189
General and administrative	79,712	70,862	223,746	198,178
Estimated litigation loss (Note 15)	132,600	—	177,100	—
Goodwill impairment (Note 6)	8,712	—	8,712	—

Total costs and expenses	1,035,098	702,763	2,798,044	2,014,401

Operating income	302,306	344,811	868,355	865,998
Interest income	827	2,395	2,284	11,202
Interest expense	(1,979)	(509)	(8,107)	(2,559)
Other, net	(1,312)	1,782	(2,061)	(851)

Income from continuing operations before income taxes	299,842	348,479	860,471	873,790
Provision for income taxes	(122,390)	(142,537)	(341,435)	(357,072)

Income from continuing operations	177,452	205,942	519,036	516,718
Income (loss) from discontinued operations, net of tax (Note 3)	2,084	(5,330)	(8,854)	(10,722)

Net income	179,536	200,612	510,182	505,996
Net (income) loss attributable to noncontrolling interests	(253)	492	1,849	814

Net income attributable to Apollo	$179,283	$201,104	$512,031	$506,810

Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$1.17	$1.31	$3.40	$3.26
Discontinued operations attributable to Apollo	0.02	(0.03)	(0.06)	(0.07)

Basic income per share attributable to Apollo	$1.19	$1.28	$3.34	$3.19

Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$1.16	$1.30	$3.37	$3.22
Discontinued operations attributable to Apollo	0.02	(0.04)	(0.06)	(0.07)

Diluted income per share attributable to Apollo	$1.18	$1.26	$3.31	$3.15

Basic weighted average shares outstanding	151,127	157,616	153,345	158,960

Diluted weighted average shares outstanding	152,291	159,305	154,506	160,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2010	2009	2010	2009

Net income	$179,536	$200,612	$510,182	$505,996
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss), net	(22,867)	551	(41,912)	(9,356)
Unrealized loss on auction-rate securities	—	—	—	(1,322)

Comprehensive income	156,669	201,163	468,270	495,318
Comprehensive loss attributable to noncontrolling interests	2,995	278	7,760	2,852

Comprehensive income attributable to Apollo	$159,664	$201,441	$476,030	$498,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$510,182	$505,996
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	46,236	49,385
Excess tax benefits from share-based compensation	(6,427)	(11,509)
Depreciation and amortization	98,091	72,857
Goodwill impairment on discontinued operations (Note 3)	9,400	—
Goodwill impairment (Note 6)	8,712	—
Amortization of deferred gain on sale-leasebacks	(1,294)	(1,256)
Non-cash foreign currency losses, net	931	693
Provision for uncollectible accounts receivable	208,593	106,890
Estimated litigation loss (Note 15)	177,100	—
Deferred income taxes	(69,571)	4,017
Changes in assets and liabilities:
Accounts receivable	(175,845)	(81,663)
Other assets	(8,223)	(13,077)
Accounts payable and accrued liabilities	(59,413)	19,715
Income taxes payable	35,203	23,774
Student deposits	897	92,408
Deferred revenue	5,796	33,470
Other liabilities	24,412	8,099

Net cash provided by operating activities	804,780	809,799

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(108,316)	(94,873)
Maturities of marketable securities	—	2,660
Increase in restricted cash and cash equivalents	(49,924)	(105,464)

Net cash used in investing activities	(158,240)	(197,677)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(424,775)	(16,211)
Proceeds from borrowings	17,824	13,620
Issuance of Apollo Class A common stock	18,209	98,963
Apollo Class A common stock purchased for treasury	(341,161)	(408,768)
Noncontrolling interest contributions	2,460	2,000
Excess tax benefits from share-based compensation	6,427	11,509

Net cash used in financing activities	(721,016)	(298,887)

Exchange rate effect on cash and cash equivalents	(1,789)	(731)

Net (decrease) increase in cash and cash equivalents	(76,265)	312,504
Cash and cash equivalents, beginning of period	968,246	483,195

Cash and cash equivalents, end of period	$891,981	$795,699

Supplemental disclosure of cash flow information
Cash paid during the period for income taxes, net of refunds	$356,570	$314,344
Cash paid during the period for interest	$5,292	$1,934
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$16,026	$10,861
Accrued purchases of property and equipment	$9,190	$6,222
Restricted stock units vested and released	$4,938	$9,290
Unrealized loss on auction-rate securities	$—	$2,203
Unsettled purchase of Apollo Class A common stock for treasury	$—	$38,780
UNIACC earn-out consideration	$—	$7,135

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

In addition to these wholly-owned subsidiaries, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global has completed the following acquisitions:

•	BPP Holdings plc (“BPP”) in the United Kingdom;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Universidad Latinoamericana (“ULA”) in Mexico.

In addition, in April 2010, we contributed all of the common stock of Western International University, Inc. (“Western International University”), which was previously our wholly-owned subsidiary, to Apollo Global. Refer to Note 4, Acquisitions, for further discussion.

We also operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. Accordingly, we have presented Insight Schools as held for sale and as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion.

Note 2.  Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements include the accounts of Apollo Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. These unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and, in the opinion of management, contain all adjustments, consisting of normal, recurring adjustments, necessary to fairly present the financial condition, results of operations and cash flows for the periods presented.

Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 27, 2009 in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2009 Annual Report on Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

•	University of Phoenix – University of Phoenix enrolls students throughout the year, with its net revenue generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks in December and January.

•	BPP – BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in our second and, to an even greater degree, in our fourth fiscal quarters as compared to the other quarters. As a result, since the cost structure of BPP is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

•	Other subsidiaries – Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.

Because of the seasonal nature of our business, the results of operations for the three and nine months ended May 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Recent Accounting Pronouncements

Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) (codified in ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”)), which provides enhanced guidance for using fair value to measure assets and liabilities. On September 1, 2008, as permitted, we partially adopted the provisions in SFAS 157 for fair valuing financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The partial adoption of SFAS 157 did not have a material impact on our financial condition and results of operations. Effective September 1, 2009, we completed our full adoption of the provisions of SFAS 157 with respect to fair valuing non-financial assets and liabilities not measured on a recurring basis, and the adoption did not have a material impact on our financial condition, results of operations, and disclosures.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (codified in ASC 805, “Business Combinations” (“ASC 805”)), which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141(R) are as follows:

•	upon initially obtaining control, the acquiring entity in a business combination recognizes 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target – as a consequence, the step acquisition model has been eliminated;

•	contingent consideration arrangements are fair valued at the acquisition date and included in the purchase price consideration – the concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, is no longer applicable;

•	for prior business combinations, adjustments for recognized changes in acquired tax uncertainties are recognized in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (codified in ASC 740, “Income Taxes” (“ASC 740”)), and adjustments for recognized changes in the valuation allowance for acquired deferred tax assets are recognized in income tax expense in accordance with the provisions of ASC 740; and

•	all transaction costs must be expensed as incurred.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”) (codified in ASC 810, “Consolidation” (“ASC 810”)). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and the provisions are prospective upon adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Accordingly, we adopted SFAS 160 on September 1, 2009 and retrospectively adjusted the following statements:

•	Condensed Consolidated Balance Sheets as of August 31, 2009;

•	Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2009;

•	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2009; and

•	Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the nine months ended May 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The disclosure requirements in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, and are effective for us on March 1, 2010, except for the requirement to present the Level 3 rollforward on a gross basis, which is effective for fiscal years beginning after December 15, 2010, and is effective for us on September 1, 2011. The partial adoption of ASU 2010-06 on March 1, 2010 did not have a material impact on our fair value measurement disclosures. We are currently evaluating the impact that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have on our fair value measurement disclosures.

Note 3.  Discontinued Operations

In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We do not expect to have significant continuing involvement with Insight Schools after it is sold. Based on these factors, we concluded that we met the criteria for presenting Insight Schools as held for sale and as discontinued operations and began presenting Insight Schools’ assets and liabilities as held for sale in our Condensed Consolidated Balance Sheets and Insight Schools’ operating results as discontinued operations in our Condensed Consolidated Statements of Income for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash flows from

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

continuing operations in our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.

Since Insight Schools meets the held for sale criteria, we are required to present its assets and liabilities held for sale at the lower of the carrying amount or fair value less cost to sell. Accordingly, in the second quarter of fiscal year 2010, we evaluated Insight Schools’ respective assets held for sale, including goodwill and other long-lived assets for impairment. Our goodwill impairment analysis as of February 28, 2010 resulted in recognizing a $9.4 million goodwill impairment charge. This charge was recorded in the second quarter of fiscal year 2010 and is reflected as a component of income (loss) from discontinued operations in our Condensed Consolidated Statements of Income.

At February 28, 2010, our fair value estimate was derived from obtaining exit price information from advisors and interested parties specific to the sale of Insight Schools. We considered this information in revising our estimate of fair value as a result of our intent to sell Insight Schools. Historically, our fair value analysis used a combination of the discounted cash flow and market-based approaches by applying a 75%/25% weighting factor to these respective valuation methods. The non-binding offers received for Insight Schools were significantly lower than the estimated fair value derived from our prior valuation methods. Rather, the non-binding offers received for Insight Schools were based on Insight Schools’ recent operating performance, which has generated and is expected to continue to generate operating losses in the near term. Refer to Note 6, Goodwill and Intangible Assets, and Note 7, Fair Value Measurements, for further discussion.

In the third quarter of fiscal year 2010, we continued to progress with sale activities for Insight Schools, including engaging in non-binding negotiations with an interested party. We believe the sale continues to be probable within a year from the date on which we classified Insight Schools as held for sale. At each period end, we are required to evaluate our fair value less cost to sell estimate to determine whether a change in estimate is required. As of May 31, 2010, our fair value estimate for Insight Schools was derived from recent exit price information received specific to these non-binding negotiations. Based on this evaluation, we determined that the fair value less cost to sell continues to approximate the carrying value of Insight Schools resulting in no additional impairment.

The major components of assets and liabilities of Insight Schools’ presented separately in the Condensed Consolidated Balance Sheets as held for sale as of May 31, 2010 are outlined below. For comparability purposes, we have also presented below Insight Schools’ assets and liabilities as of August 31, 2009, which are included in the respective financial statement line items.

	May 31,	August 31,
($ in thousands)	2010	2009

Accounts receivable, net	$15,224	$6,564
Property and equipment, net	6,803	5,721
Goodwill	3,342	12,742
Other	1,987	1,563

Total Insight Schools assets	$27,356	$26,590

Total Insight Schools liabilities	$4,691	$3,066

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes Insight Schools’ operating results for the three and nine months ended May 31, 2010 and 2009, which are presented in income (loss) from discontinued operations, net of tax in our Condensed Consolidated Statements of Income:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2010	2009	2010	2009

Net revenue	$10,153	$3,769	$30,826	$18,040

Goodwill impairment(1)	—	—	(9,400)	—
Other costs and expenses	(7,821)	(12,595)	(31,058)	(35,791)

Income (loss) from discontinued operations before income taxes	2,332	(8,826)	(9,632)	(17,751)
(Provision for) benefit from income taxes(1)	(248)	3,496	778	7,029

Income (loss) from discontinued operations	$2,084	$(5,330)	$(8,854)	$(10,722)

(1)	As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.

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

Note 4.  Acquisitions

Western International University

On April 8, 2010, we contributed all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. We believe Western International University will better leverage the capabilities of Apollo Global’s international resources to serve both its U.S. and international students. The transaction was structured as an asset transfer from Apollo Group to Apollo Global with Apollo Global’s noncontrolling shareholder, The Carlyle Group (“Carlyle”), contributing $2.5 million, plus potential future performance-based payments, based on the estimated fair market value. The transaction does not meet the definition of a business combination under ASC 805 because it is a transfer of assets between entities under common control. Accordingly, Western International University’s net assets were recorded at carrying value of approximately $8 million as of the date of the transfer. As a result of the transfer, our ownership in Apollo Global was reduced from 86.1% to 85.6%.

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

We accounted for the BPP acquisition using the purchase method of accounting prior to our September 1, 2009 adoption of SFAS 141(R) (codified in ASC 805) noted in Recent Accounting Pronouncements in Note 2, Significant

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Pro Forma Financial Results

The following unaudited pro forma financial results of operations are presented as if the acquisition of BPP had been completed as of September 1, 2008:

Nine Months Ended
(In thousands, except per share data)	May 31, 2009

Pro forma net revenue	$3,114,097

Pro forma net income attributable to Apollo	$536,554

Pro forma earnings per share:
Basic income per share attributable to Apollo	$3.38

Diluted income per share attributable to Apollo	$3.33

Basic weighted average shares outstanding	158,960

Diluted weighted average shares outstanding	160,952

The pro forma financial information is presented for informational purposes and includes certain adjustments that are factual and supportable, consisting of increased interest expense on debt used to fund the acquisition,

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Note 5.	Accounts Receivable, Net

Accounts receivable, net consist of the following as of May 31, 2010 and August 31, 2009:

	May 31,	August 31,
($ in thousands)	2010	2009

Student accounts receivable	$409,136	$380,226
Less allowance for doubtful accounts	(184,889)	(110,420)

Net student accounts receivable	224,247	269,806
Other receivables	24,984	28,464

Total accounts receivable, net	$249,231	$298,270

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

We reduce accounts receivable by an allowance for amounts that may become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we consider and evaluate the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary. We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. Please refer to our 2009 Annual Report on Form 10-K for further discussion of our related critical accounting policy. The following table summarizes the activity in the related allowance for doubtful accounts for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2010	2009	2010	2009

Beginning allowance for doubtful accounts	$170,138	$95,715	$110,420	$78,362
Provision for uncollectible accounts receivable	72,011	35,977	208,593	106,890
Write-offs, net of recoveries	(57,260)	(31,775)	(133,265)	(85,335)
Included in assets held for sale	—	—	(859)	—

Ending allowance for doubtful accounts	$184,889	$99,917	$184,889	$99,917

Bad debt expense is included in instructional costs and services in our Condensed Consolidated Statements of Income. The increase in bad debt expense is primarily due to decreases in University of Phoenix’s collection rates. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for students enrolled in our associate’s degree programs are lower than for students enrolled in bachelor’s and graduate level programs. Also, students enrolled in associate’s degree programs generally persist at lower rates than those in

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

bachelor’s and graduate level programs, resulting in higher bad debt rates for students in associate’s degree programs.

Note 6.  Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment from August 31, 2009 to May 31, 2010 are as follows:

	University of	Apollo Global		Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other(1)	Schools	Schools	Goodwill

Goodwill as of August 31, 2009	$37,018	$421,836	$35,452	$12,742	$15,310	$522,358
Impairment on discontinued operations	—	—	—	(9,400)	—	(9,400)
Impairment	—	—	(8,712)	—	—	(8,712)
Included in assets held for sale	—	—	—	(3,342)	—	(3,342)
Currency translation adjustment	—	(46,820)	2,113	—	—	(44,707)

Goodwill as of May 31, 2010	$37,018	$375,016	$28,853	$—	$15,310	$456,197

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global – Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, for further discussion.

At May 31, 2010, we completed our annual goodwill and indefinite lived intangible asset impairment tests, as applicable, for the following reporting units that have goodwill impairment testing dates of May 31:

•	University of Phoenix

•	UNIACC

•	ULA

•	Western International University

•	Insight Schools

At May 31, 2010, the fair value of our University of Phoenix, UNIACC and Western International University reporting units exceeded the carrying value of their respective net assets by at least 40% resulting in no goodwill impairment. In determining the fair value of these reporting units, we used a discounted cash flow valuation method for our UNIACC reporting unit and market multiple information of comparable sized companies for our University of Phoenix and Western International University reporting units. Additionally, we have indefinite-lived intangible assets consisting of trademarks, foreign regulatory accreditations and designations at our UNIACC reporting unit totaling $4.7 million. At May 31, 2010, we performed a fair value analysis of these indefinite-lived intangible assets and determined there was no impairment.

For our ULA reporting unit, we used a discounted cash flow valuation method to determine the fair value of the reporting unit at May 31, 2010. ULA continues to delay the launch of its online program due to challenges with developing and designing the technology infrastructure to support the online platform. We have considered these uncertainties in the future cash flows used in our annual goodwill impairment test and determined that the goodwill balance was impaired. At May 31, 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. Additionally, we have indefinite-lived intangible assets consisting of trademarks, foreign

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

regulatory accreditations and designations at our ULA reporting unit totaling $2.5 million. At May 31, 2010, we performed a fair value analysis of these indefinite-lived intangible assets and determined there was no impairment.

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. We recorded a $9.4 million impairment of Insight Schools’ goodwill during the second quarter of fiscal year 2010. As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. At May 31, 2010, we revised our fair value estimate for Insight Schools based on recent exit price information received from engaging in non-binding negotiations with an interested party which resulted in no additional goodwill impairment. Refer to Note 3, Discontinued Operations, for further discussion.

Intangible assets consist of the following as of May 31, 2010 and August 31, 2009:

	May 31, 2010				August 31, 2009
			Effect of				Effect of
	Acquired		Foreign		Acquired		Foreign
	Gross		Currency	Net	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
($ in thousands)	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount

Finite-lived intangible assets
Student and customer relationships	$26,515	$(14,994)	$(2,265)	$9,256	$26,515	$(4,224)	$(1,282)	$21,009
Copyrights	20,891	(4,689)	(2,037)	14,165	20,891	(488)	(198)	20,205
Other	20,676	(8,203)	(1,777)	10,696	23,317	(5,233)	(1,117)	16,967

Total finite-lived intangible assets	68,082	(27,886)	(6,079)	34,117	70,723	(9,945)	(2,597)	58,181

Indefinite-lived intangible assets
Trademarks	140,797	—	(16,587)	124,210	140,797	—	(2,441)	138,356
Accreditations and designations	7,456	—	(906)	6,550	7,456	—	(322)	7,134

Total indefinite-lived intangible assets	148,253	—	(17,493)	130,760	148,253	—	(2,763)	145,490

Total intangible assets, net	$216,335	$(27,886)	$(23,572)	$164,877	$218,976	$(9,945)	$(5,360)	$203,671

Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful lives range from 2 to 15 years. Amortization expense for intangible assets for the three months ended May 31, 2010 and 2009 was $5.6 million and $3.6 million, respectively, and for the nine months ended May 31, 2010 and 2009 was $19.6 million and $5.5 million, respectively.

BPP

At May 31, 2010, our BPP reporting unit had goodwill and intangible assets of $375.0 million and $151.6 million, respectively. Our first annual goodwill and indefinite-lived intangible asset impairment testing date for BPP is July 1. Accordingly, we will perform this analysis in the fourth quarter of fiscal year 2010. Although we believe BPP has been temporarily adversely impacted by the economic downturn since we acquired the business in the fourth quarter of fiscal year 2009, we do not believe any material event or change in circumstance has occurred that would require us to perform an interim goodwill impairment test. Goodwill impairment tests are subjective and require the use of considerable judgment and estimates. Depending upon the outcome of our analysis in the fourth quarter of fiscal year 2010 or in subsequent periods, we may be required to record an impairment charge for a portion of BPP’s goodwill and intangible assets.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7.  Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of May 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	May 31,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,374,209	$1,374,209	$—	$—
Marketable securities, current portion:
Auction-rate securities	4,405	—	—	4,405
Marketable securities, less current portion:
Auction-rate securities	15,174	—	—	15,174

Total assets:	$1,389,383	$1,374,209	$—	$19,579

Liabilities:
Other current liabilities:
Interest rate swap	$3,757	$—	$3,757	$—

Total liabilities:	$3,757	$—	$3,757	$—

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

•	Money market funds - Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.

•	Auction-rate securities - Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 to 500 basis points to the applicable discount rate.

•	Interest rate swap - We have an interest rate swap with a notional amount of £30.0 million ($43.6 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At May 31, 2010, the carrying value of our debt, excluding capital leases, was $160.8 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended May 31, 2010, we did not have any changes in our Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs.

Assets measured at fair value on a non-recurring basis consist of the following as of May 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant	Significant	Losses for Nine
		Markets for	Other	Unobservable	Months Ended
	May 31,	Identical Assets	Observable Inputs	Inputs	May 31,
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Assets held for sale
Goodwill	$3,342	$—	$—	$3,342	$(9,400)
Goodwill
ULA	15,669	—	—	15,669	(8,712)

Total	$19,011	$—	$—	$19,011	$(18,112)

In the second quarter of fiscal year 2010, we began presenting Insight Schools as held for sale. Accordingly, we measured Insight Schools’ goodwill at fair value on a non-recurring basis as of February 28, 2010 using Level 3 inputs. The Level 3 inputs were primarily based on exit price information we received from third parties to purchase Insight Schools. The Insight Schools’ goodwill balance was written down to the implied fair value, resulting in an impairment charge of $9.4 million included in income (loss) from discontinued operations, net of tax in the second quarter of fiscal year 2010. Refer to Note 3, Discontinued Operations, for further discussion.

At May 31, 2010, ULA’s goodwill balance represents the implied fair value of goodwill and is inclusive of the $8.7 million goodwill impairment charge recorded in connection with our annual goodwill impairment test performed at May 31. ULA’s implied fair value of goodwill was determined using Level 3 inputs included in our discounted cash flow valuation method. Refer to Note 6, Goodwill and Intangible Assets, for further discussion.

Note 8.  Accrued Liabilities

Accrued liabilities consist of the following as of May 31, 2010 and August 31, 2009:

	May 31,	August 31,
($ in thousands)	2010	2009

Estimated litigation loss	$177,100	$80,500
Salaries, wages, and benefits	76,492	76,583
Accrued advertising	53,486	35,974
Accrued professional fees	23,156	25,287
Student refunds, grants and scholarships	21,929	11,287
Other accrued liabilities	26,819	38,787

Total accrued liabilities	$378,982	$268,418

Please refer to Note 15, Commitments and Contingencies, for discussion of estimated litigation losses. Salaries, wages, and benefits represent amounts due to employees, including faculty, and third parties for salaries, bonuses, vacation pay, and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable,

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, and certain accrued purchases.

Note 9.  Debt

Debt and short-term borrowings consist of the following as of May 31, 2010 and August 31, 2009:

	May 31,	August 31,
($ in thousands)	2010	2009

Bank Facility, see terms below	$91,457	$495,608
Capital lease obligations	5,835	7,763
Other, interest rates ranging from 3.3% to 9.4% with various maturities from 2010 to 2019	69,298	85,695

Total debt	166,590	589,066
Less short-term borrowings and current portion of long-term debt	(51,437)	(461,365)

Long-term debt	$115,153	$127,701

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

As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds (equivalent to $91.5 million and $102.6 million U.S. dollars as of May 31, 2010 and August 31, 2009, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at May 31, 2010 was 1.1%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at May 31, 2010.

Other debt includes $57.1 million of variable rate debt and $12.2 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at May 31, 2010 was 4.7%.

Please refer to Note 7, Fair Value Measurements, for discussion of the fair value of our debt.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10.  Other Liabilities

Other liabilities consist of the following as of May 31, 2010 and August 31, 2009:

	May 31,	August 31,
($ in thousands)	2010	2009

Reserve for uncertain tax positions	$84,487	$97,619
Deferred rent and other lease incentives	80,459	71,579
Other	65,040	64,838

Total other liabilities	229,986	234,036
Less current portion	(63,571)	(133,887)

Total other long-term liabilities	$166,415	$100,149

Deferred rent and other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. The decrease in the current portion of other liabilities primarily relates to the classification of our uncertain tax positions. For discussion of our uncertain tax positions, refer to Note 11, Income Taxes.

Note 11.  Income Taxes

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. Please refer to our significant accounting policies included in our 2009 Annual Report on Form 10-K for further discussion.

During the nine months ended May 31, 2010, our unrecognized tax benefits decreased by $13.1 million, excluding interest and penalties, primarily as a result of settling our Internal Revenue Code Section 162(m) issue related to stock option compensation as discussed below. This decrease was partially offset by an increase in our unrecognized tax benefits as a result of tax positions taken during the nine months ended May 31, 2010 related to state taxes.

As of May 31, 2010, we had total uncertain tax positions of $84.5 million, including accrued interest and penalties of $5.5 million, of which $14.9 million is included in other current liabilities in our Condensed Consolidated Balance Sheets. We believe that it is reasonably possible that this portion of our uncertain tax positions could be resolved or settled within the next 12 months. The current portion of our unrecognized tax benefits includes $5.1 million for which the statute of limitations is set to expire in the fourth quarter of fiscal year 2010. The entire amount of our unrecognized tax benefits would favorably affect our effective rate if ultimately recognized.

Prior to the third quarter of fiscal year 2010, we classified uncertain tax positions related to the allocation and apportionment of our income amongst various state and local jurisdictions in other current liabilities in our Condensed Consolidated Balance Sheets. We no longer believe these amounts will be paid in the next year and accordingly have classified them in other long-term liabilities in our Condensed Consolidated Balance Sheets.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

We accrued an additional $0.5 million of interest during the first quarter of fiscal year 2010, resulting in a total accrual, prior to the settlement, of $50.5 million included in our reserve for uncertain tax positions relating to this issue. As a result of this settlement, we reclassified $27.3 million to income taxes payable in our Condensed Consolidated Balance Sheets as of November 30, 2009. We paid $22.6 million during the second quarter of fiscal year 2010 and we expect to pay the majority of the remainder by the end of fiscal year 2010. The remaining accrual of $23.2 million, relating to the amount in excess of the settlement, was reversed during the first quarter of fiscal year 2010 through a reduction in the provision for income taxes, a decrease in deferred tax assets, and an increase in additional paid-in capital in the amounts of $10.2 million, $1.5 million and $11.5 million, respectively.

Based on the agreed upon settlement, we believe that we are entitled to certain deductions related to stock option compensation that were not claimed on our tax returns for the years ended in 2006 through 2009. During the first quarter of fiscal year 2010, we recorded the benefit of these deductions through provision for income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million, and $16.0 million, respectively. We have submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns for the years ended in 2006, 2007, and 2008. We claimed the deductions related to stock option compensation in fiscal year 2009 on our tax return for the year ended in 2009.

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

Note 12.  Shareholders’ Equity

The following tables detail changes in shareholders’ equity during the nine months ended May 31, 2010 and 2009:

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in		Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(341,161)	—	—	(341,161)	—	(341,161)
Stock issued under stock purchase plans	—	—	132	3,985	—	—	4,117	—	4,117
Stock issued under stock option plans	—	—	(22,803)	36,895	—	—	14,092	—	14,092
Tax shortfall of stock options exercised	—	—	(1,465)	—	—	—	(1,465)	—	(1,465)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Stock-based compensation	—	—	46,236	—	—	—	46,236	—	46,236
Currency translation adjustment, net of tax	—	—	—	—	—	(36,001)	(36,001)	(5,911)	(41,912)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,460	2,460
Net income (loss)	—	—	—	—	512,031	—	512,031	(1,849)	510,182

Balance as of May 31, 2010	$103	$1	$50,723	$(2,322,904)	$3,707,074	$(49,741)	$1,385,256	$59,390	$1,444,646

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in		Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2008	$103	$1	$—	$(1,757,277)	$2,595,340	$(3,781)	$834,386	$11,779	$846,165
Treasury stock purchases	—	—	—	(447,548)	—	—	(447,548)	—	(447,548)
Stock issued under stock purchase plans	—	—	12	4,043	—	—	4,055	—	4,055
Stock issued under stock option plans	—	—	(20,978)	114,502	1,384	—	94,908	—	94,908
Tax benefits of stock options exercised	—	—	7,086	—	—	—	7,086	—	7,086
Stock-based compensation	—	—	49,385	—	—	—	49,385	—	49,385
Currency translation adjustment, net of tax	—	—	—	—	—	(7,318)	(7,318)	(2,038)	(9,356)
Unrealized investment loss, net of tax	—	—	—	—	—	(1,322)	(1,322)	—	(1,322)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	2,000	2,000
Other, net	—	—	—	—	—	—	—	(86)	(86)
Net income (loss)	—	—	—	—	506,810	—	506,810	(814)	505,996

Balance as of May 31, 2009	$103	$1	$35,505	$(2,086,280)	$3,103,534	$(12,421)	$1,040,442	$10,841	$1,051,283

Share Reissuances

During the three months ended May 31, 2010 and 2009, we issued approximately 0.5 million shares and 0.1 million shares, respectively, and during the nine months ended May 31, 2010 and 2009, we issued approximately 0.7 million shares and 2.0 million shares, respectively, of our Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

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

We repurchased approximately 2.5 million shares of our Class A common stock at a total cost of $139.3 million and 5.9 million shares of our Class A common stock at a total cost of $339.3 million during the three and nine months ended May 31, 2010, respectively. This represented weighted average purchase prices of $55.50 and $57.85 per share during the respective periods. During the three and nine months ended May 31, 2009, we repurchased approximately 7.2 million shares of our Class A common stock at a total cost of approximately $444.4 million, representing a weighted average purchase price of $61.62 per share.

As of May 31, 2010, approximately $660.7 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the release of vested shares of restricted stock, we repurchased approximately 12,000 shares for $0.7 million and 31,000 shares for $1.8 million during the three and nine months ended May 31, 2010, respectively. During the three and nine months ended May 31, 2009, we repurchased approximately 10,000 shares for $0.7 million and 46,000 shares for $3.2 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

Subsequent to May 31, 2010, we repurchased an additional 2.0 million shares of our Class A common stock for $100.0 million representing a weighted average purchase price of $49.76 per share. Including these purchases, we have repurchased 7.9 million shares for $439.3 million during fiscal year 2010 and $560.7 million remains available under our share repurchase authorization.

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

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units. The following provides a reconciliation of the basic and diluted earnings per share computations for our common stock for the periods indicated:

	Three Months Ended May 31,
	2010			2009
	Net Income	Weighted		Net Income	Weighted
	Attributable to	Average	Per Share	Attributable to	Average	Per Share
(In thousands, except per share data)	Apollo	Shares	Amount	Apollo	Shares	Amount

Basic income per share attributable to Apollo	$179,283	151,127	$1.19	$201,104	157,616	$1.28
Effect of dilutive securities:
Stock options(1)	—	825	(0.01)	—	1,410	(0.02)
Restricted stock units(2)	—	339	—	—	279	—

Diluted income per share attributable to Apollo	$179,283	152,291	$1.18	$201,104	159,305	$1.26

	Nine Months Ended May 31,
	2010			2009
	Net Income	Weighted		Net Income	Weighted
	Attributable to	Average	Per Share	Attributable to	Average	Per Share
(In thousands, except per share data)	Apollo	Shares	Amount	Apollo	Shares	Amount

Basic income per share attributable to Apollo	$512,031	153,345	$3.34	$506,810	158,960	$3.19
Effect of dilutive securities:
Stock options(1)	—	899	(0.02)	—	1,741	(0.04)
Restricted stock units(2)	—	262	(0.01)	—	251	—

Diluted income per share attributable to Apollo	$512,031	154,506	$3.31	$506,810	160,952	$3.15

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	For the three months ended May 31, 2010 and 2009, approximately 4,533,000 and 1,543,000, respectively, and for the nine months ended May 31, 2010 and 2009, approximately 4,826,000 and 1,524,000, respectively, of our stock options outstanding were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options could be dilutive in the future.

(2)	For the three months ended May 31, 2010 and 2009, approximately 10,000 and 22,000, respectively, and for both the nine months ended May 31, 2010 and 2009, approximately 3,000 and 9,000, respectively, of our restricted stock units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These restricted stock units could be dilutive in the future.

Note 14.  Share-Based Compensation

The table below details share-based compensation expense for the three and nine months ended May 31, 2010 and 2009:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2010	2009	2010	2009

Instructional costs and services	$7,081	$7,388	$16,714	$16,068
Selling and promotional	1,897	954	6,217	3,977
General and administrative	8,143	9,685	23,305	29,340

Share-based compensation expense	$17,121	$18,027	$46,236	$49,385

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and nine months ended May 31, 2010, we granted approximately 1,000 and 45,000 stock options, respectively, that had weighted average grant date fair value of $25.25 and $23.23 per option, respectively. The weighted average exercise price of these options was $63.21 and $57.70, respectively. As of May 31, 2010, there was approximately $52.6 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, during the three and nine months ended May 31, 2010, we granted less than 1,000 and approximately 114,000 restricted stock units, respectively, that had weighted average grant date fair value of $63.21 and $60.36 per unit, respectively. As of May 31, 2010, there was approximately $32.7 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Securities Class Action

In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing before a panel of the Court of Appeals took place on March 3, 2010. On June 23, 2010, the Court of Appeals reversed the District Court’s ruling in our favor and ordered the District Court to enter judgment against us in accordance with the jury verdict.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.

We are evaluating our available options to challenge the jury verdict or this ruling by the Court of Appeals. If we elect to seek a rehearing en banc, or to petition for a writ of certiorari for review by the U.S. Supreme Court, or to pursue other relief, we will seek a stay of execution of the judgment pending the resolution of any such action, and we expect that we will be required to post a bond as a condition of any such stay.

We believe we have adequate liquidity to fund the amount of any likely required bond or, if necessary, the satisfaction of the judgment.

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

On April 10, 2008, the plaintiff filed a Second Amended Complaint. In addition to the damages previously sought, plaintiff added a request that we recover from defendants the expenses associated with the qui tam action in the U.S. District Court for the Eastern District of California. On May 9, 2008, we moved for a continued stay of Counts 1-2 and dismissal of Counts 3-5 added in the Second Amended Complaint. On July 30, 2008, the Superior Court dismissed Counts 3-5, and stayed Counts 1-2, until the next pre-trial conference. At the continued pre-trial conference on October 27, 2008, the Superior Court lifted the discovery stay and set certain long-range deadlines for completion of discovery, dispositive motions, and disclosure of experts.

On April 3, 2009, we filed a motion seeking the appointment of an independent panel consisting of Dr. Roy A. Herberger, Jr. and Stephen J. Giusto. The Court granted our motion on July 31, 2009.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 22, 2010, the parties filed a stipulation of settlement with the Court wherein they agreed to resolve this action. The proposed stipulation of settlement requires Apollo to implement a series of corporate governance reforms and pay an immaterial amount to the plaintiff’s counsel for their fees and expenses. On May 12, 2010, the Court entered an order preliminarily approving the stipulation of settlement and set a settlement hearing for July 12, 2010. Based on information available to us at present, our management does not expect a material adverse effect on our business to result from this action.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On March 18, 2010, we filed our opening claim construction brief and a motion for summary judgment based on the indefiniteness of the Digital-Vending Services International patent claims. On March 26, 2010, we voluntarily withdrew our motion for summary judgment based on indefiniteness in order to file a single motion for summary judgment after claim construction, which will also include defenses based on invalidity and non-infringement. On June 10, 2010, the Court issued its claim construction ruling. Discovery in the case is ongoing and a scheduling order has been issued with a trial date set for November 1, 2010.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. However, we accrued an immaterial amount pursuant to settlement discussions during the third quarter of fiscal year 2010 associated with this action.

Student Loan Class Action

On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the U.S. District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the U.S. District Court for the Central District of California (Western Division – Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. Under the District Court’s current Scheduling Order, trial is set for October 2010. The matter is currently in discovery. The plaintiffs filed their motion for class certification and an amended complaint on July 14, 2009. On March 22, 2010, the Court denied plaintiffs’ Motion for Class Certification. The Court’s action encompasses a denial to certify the class action for all purported nationwide classes and California sub-classes. As a result, the case will now proceed on an individual plaintiff basis and, absent a reversal of this denial of class certification, we do not expect any material adverse impact from the lawsuit.

Brodale Employment and False Claims Lawsuit

On August 1, 2008, former employee, Stephen Lee Brodale, filed a lawsuit in Federal District Court in San Diego against Apollo, University of Phoenix, and several individual employees. The complaint alleges various employment claims and also includes claims under the Federal and California false claims acts. The U.S. Department of Justice declined to participate in the lawsuit and it was served on Apollo on August 10, 2009. On September 16, 2009, the Court dismissed the employment claims without prejudice, upon joint motion by the parties, so that they could proceed to binding arbitration. On September 14, 2009, we filed a motion to dismiss the remaining false claims act allegations. The Court granted our motion and dismissed the remaining claims on November 6, 2009. On January 5, 2010, plaintiff filed a Notice of Appeal with the Ninth Circuit. Plaintiff subsequently agreed to voluntarily dismiss the appeal and the Court ordered the appeal dismissed on February 10, 2010.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On April 19, 2010, the parties agreed to dismiss with prejudice their claims regarding employment as an Academic Counselor and to withdraw their pending motion for conditional certification to the extent it seeks to certify a class of Academic Counselors. On May 12, 2010, the Court granted plaintiff’s motion to conditionally certify a collective action to include current and former Enrollment Counselors at all of University of Phoenix’s nationwide locations. Although the potential class is significant, the extent to which prospective class members will choose to “opt in” to participate in the lawsuit is unknown. We believe that the claims do not support conditional certification as a collective action and will move the Court to de-certify the class following additional discovery. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

•	Adoma. Action filed January 8, 2010 by Diane Adoma in United States District Court, Eastern District of California. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The deadline for Apollo to file its opposition is July 12, 2010 and a hearing date is set for August 9, 2010. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

•	Juric. Action filed April 3, 2009, by former employee Dejan Juric in California State Court in Los Angeles. We filed an answer denying all of the asserted claims on May 4, 2009 and then removed the case to the Federal District Court in Los Angeles. On December 30, 2009, plaintiff filed an amended complaint dismissing the California class allegations and inserting nation-wide class allegations under the Fair Labor Standards Act. On February 16, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. On June 6, 2010, the parties agreed to settle the case for an immaterial amount. On June 21, 2010, the Court entered the order dismissing the lawsuit with prejudice.

•	Tranchita. Action filed August 10, 2009, by several former employees in Federal District Court in Chicago. On September 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. The plaintiffs subsequently agreed to dismiss their class allegations and settle the case for an immaterial amount. On May 13, 2010, the Court entered the order dismissing the lawsuit with prejudice.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Davis. Action filed September 28, 2009, by former employee Adonijah Davis in Federal District Court in Tampa, Florida. On November 2, 2009, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol action. On November 17, 2009, plaintiff filed an amended complaint removing the class action allegations and electing to proceed on a single plaintiff basis. As a result, the Court denied our motion to dismiss as moot on November 18, 2009. On January 28, 2010, the parties agreed to settle the case for an immaterial amount. On June 17, 2010, the Court entered the order dismissing the lawsuit with prejudice.

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

Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014.

U.S. Department of Education Program Review

The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In February 2009, the Department performed a program review of University of Phoenix’s policies and procedures involving Title IV programs. On December 31, 2009, University of Phoenix received the Department’s Program Review Report, which was a preliminary report of the Department’s findings. We responded to the preliminary report in the third quarter of fiscal year 2010. The Department issued its Final Program Review Determination letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review as described below.

Subsequent to May 31, 2010, we posted a letter of credit in the amount of approximately $126 million as required to comply with the Department’s standards of financial responsibility. The Department’s regulations require institutions to post a letter of credit where a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students in a period covered by the review. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012.

Of the six findings contained in the Final Program Review Determination Letter, three related to University of Phoenix’s procedures for determining student withdrawal dates and associated timing of the return of unearned Title IV funds, which averaged no more than six days outside the required timeframe in the affected sample files. There were no findings that indicated incorrect amounts of Title IV funds had been returned. In the second quarter of

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

fiscal year 2010, we made payments totaling $0.7 million to reimburse the Department for the cost of Title IV funds associated with these findings.

The remaining findings involved isolated clerical errors verifying student-supplied information and, as self-reported by University of Phoenix in 2008, the calculation of student financial need where students were eligible for tuition and fee waivers and discounts, and the use of Title IV funds for non-program purposes such as transcripts, applications and late fees.

State Regulatory Matters

From time to time as part of the normal course of business, our domestic post-secondary education institutions are subject to audits and reviews by various state higher education regulatory bodies. During the third quarter of fiscal year 2010, we recorded a $5.0 million charge included in instructional costs and services in our Condensed Consolidated Statements of Income, which represents our best estimate of an expected loss related to a state audit.

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

Internal Revenue Service Audits

Please refer to Note 11, Income Taxes, for discussion of Internal Revenue Service audits.

Note 16.  Segment Reporting

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our six operating segments are managed in the following four reportable segments:

•	University of Phoenix;

•	Apollo Global – BPP;

•	Apollo Global – Other; and

•	Other Schools.

During the third quarter of fiscal year 2010, we contributed all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. Please refer to Note 4, Acquisitions, for further discussion. Western International University was previously presented in the Other Schools reportable segment. As a result of this transaction, we are presenting Western International University in the Apollo Global – Other reportable segment. We have revised our financial information by reportable segment for all periods presented to conform to our current presentation.

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and discontinued operations. Insight Schools was previously reported as its own reportable segment. As Insight Schools is presented as discontinued operations in our Condensed Consolidated Statements of Income for all

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

periods presented, we have revised our financial information by reportable segment to conform to our current presentation.

The Apollo Global – Other reportable segment includes Western International University, UNIACC, ULA and Apollo Global corporate operations. The Other Schools reportable segment includes IPD, CFFP and Meritus. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2009 Annual Report on Form 10-K for further discussion of our segments.

A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2010	2009	2010	2009

Net revenue:
University of Phoenix	$1,214,194	$1,005,199	$3,314,040	$2,747,683
Apollo Global:
BPP	75,815	—	218,135	—
Other	18,966	16,627	59,799	58,372

Total Apollo Global	94,781	16,627	277,934	58,372
Other Schools	27,027	24,650	73,051	71,576
Corporate	1,402	1,098	1,374	2,768

Total net revenue	$1,337,404	$1,047,574	$3,666,399	$2,880,399

Operating income (loss):
University of Phoenix	$440,800	$360,156	$1,078,233	$900,431
Apollo Global:
BPP	13,395	—	18,204	—
Other(1)	(12,119)	(3,047)	(21,078)	(4,149)

Total Apollo Global	1,276	(3,047)	(2,874)	(4,149)
Other Schools	5,771	2,747	7,620	5,779
Corporate(2)	(145,541)	(15,045)	(214,624)	(36,063)

Total operating income	302,306	344,811	868,355	865,998
Reconciling items:
Interest income	827	2,395	2,284	11,202
Interest expense	(1,979)	(509)	(8,107)	(2,559)
Other, net	(1,312)	1,782	(2,061)	(851)

Income from continuing operations before income taxes	$299,842	$348,479	$860,471	$873,790

(1)	The operating loss for Apollo Global – Other for the three and nine months ended May 31, 2010 includes the $8.7 million goodwill impairment charge for ULA. Refer to Note 6, Goodwill and Intangible Assets, for further discussion.

(2)	The operating loss for Corporate includes $132.6 million and $177.1 million during the three and nine months ended May 31, 2010, respectively, of charges associated with the Securities Class Action matter. Refer to Note 15, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	May 31,	August 31,
($ in thousands)	2010	2009

Assets:
University of Phoenix	$1,064,387	$1,112,002
Apollo Global:
BPP	650,032	778,416
Other	129,877	148,125

Total Apollo Global	779,909	926,541
Other Schools	35,857	37,590
Insight Schools(1)	—	26,590
Corporate(1)	1,292,831	1,160,654

Total assets	$3,172,984	$3,263,377

(1)	Insight Schools’ assets are held for sale and included in our Corporate caption as of May 31, 2010. Please refer to Note 3, Discontinued Operations, for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Significant events from the current period.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected in our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows and contractual obligations and other commercial commitments.

OVERVIEW

Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

•	University of Phoenix;

•	Apollo Global:

•	BPP Holdings, plc (“BPP”);

•	Western International University;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	Universidad Latinoamericana (“ULA”);

•	Institute for Professional Development (“IPD”);

•	College for Financial Planning Institutes (“CFFP”); and

•	Meritus University, Inc. (“Meritus”).

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

We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success and better identifying and enrolling students who have a reasonable chance to succeed in our rigorous programs. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized computer programs for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We seek to improve student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed. In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and University of Phoenix initiatives related to quality and accountability.

Key Trends, Developments and Challenges

The following circumstances and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Evolving Domestic Postsecondary Education Market. We believe domestic postsecondary education continues to experience a profound shift from traditional undergraduate students (those students living on campus and attending classes full-time) to non-traditional students who work, are raising a family, or are doing both while trying to earn a college degree. This trend continues to provide an opportunity for education providers such as University of Phoenix to provide quality academic programs and services that appeal to non-traditional students.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn. These conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our challenges is to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. In addition to this impact on our enrollment, the economic downturn has negatively affected our bad debt expense and allowance for doubtful accounts and reduced the availability of state-funded student financial aid as many states face revenue shortfalls. We believe that the availability of state-funded student financial aid will continue to decline, which may negatively impact our enrollment and, to the extent that Title IV funds replace these state funding sources for our students, may negatively impact our 90/10 Rule calculation.

•	Regulatory Environment

•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the U.S. Department of Education rulemaking. Final regulations for implementing the Higher Education Opportunity Act provisions were published in October 2009 with an effective date of July 1, 2010. We have developed and implemented the necessary procedural and substantive changes to enable us to comply with the provisions by the effective date.

•	New Rulemaking Initiative. In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department is free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. A separate NPRM in respect of the gainful employment metrics is expected later this summer. The Department has stated that its goal is to publish final rules by November 1, 2010, to be effective July 1, 2011.

We cannot predict the form of the rules that ultimately may be adopted by the U.S. Department of Education following public comment. If the rules regarding incentive compensation are adopted by the Department in the form proposed, they could have a material impact on the manner in which we conduct our business. If the rules regarding gainful employment metrics are adopted in the form last presented by the Department in the negotiated rulemaking process, they could have a material impact on the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 1A, Risk Factors, for further discussion of the U.S. Department of Education’s proposals.

•	90/10 Rule. One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as the University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. In recent years, the 90/10 Rule percentages for the University of Phoenix have trended closer to 90%. For fiscal year 2009, the percentage for University of Phoenix was 83%, including the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. This temporary relief expires in July 2011, and excluding this relief the percentage for University of Phoenix was 86%.

We expect the upward pressure on the 90/10 Rule percentage to continue in fiscal year 2010. University of Phoenix is continuing to implement various measures to reduce the percentage of its cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and increasing the emphasis on professional development and continuing education. Although we expect that these measures will continue to favorably impact the 90/10 Rule calculation in the future, there is no assurance that these initiatives will be effective or will be adequate to prevent the 90/10 Rule calculation from exceeding 90%. If this calculation exceeds 90% in future fiscal years, we will need to increase our efforts to reduce the percentage of our cash-basis revenue that is composed of Title IV funding. These efforts, and our other long-term initiatives to impact this calculation, may involve taking measures which increase our operating expenses and/or reduce our revenue. Title IV eligibility is critical to the continued operation of our business.

•	Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates.

The cohort default rates for the University of Phoenix have been increasing over the past three years and we anticipate that the 2008 cohort default rate, which will be published by the U.S. Department of Education in September 2010, will be above 10%. In addition, we expect this upward trend to intensify due to the current challenging economic climate and the growth in our associate’s degree student population in recent years. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than for the comparable period in the 2008 cohort. Refer to Item 1A, Risk Factors, for further discussion.

•	Initiative to Enhance Student Outcomes. We are intensely focused on improving student outcomes. This focus includes several elements, including the following:

•	Upgrading our learning and data platforms with the goal of enhancing the student experience;

•	Adopting new financial aid tools to minimize student debt levels, such as our Responsible Borrowing Calculator which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student debt;

•	Transitioning our marketing approaches to more effectively identify students who have the ability to succeed in our rigorous educational programs; and

•	Developing an orientation program which we call University Orientation. This program is a free three-week program designed to help our prospective students understand the rigors of higher education prior to enrollment. After piloting the program for several months, our intention is to require all prospective University of Phoenix students with less than 24 credit hours to participate in the program beginning during the latter half of the first quarter of fiscal year 2011.

We expect that our shift in marketing focus and wide-scale implementation of University Orientation will adversely impact fiscal year 2011 University of Phoenix New Degreed Enrollment and Degreed Enrollment, net revenue, operating profit, and cash flow. However, we believe that these efforts are the right thing to do for our students and, over the long-term, will improve student persistence and completion rates and therefore reduce bad debt expense and position us for more stable long-term cash flow growth.

•	Federal Direct Loan Program. During the third quarter of fiscal year 2010, the Health Care and Education Reconciliation Act was enacted and signed into law. This legislation, among other things, eliminates the Federal Family Education Loan Program (FFELP) and instead requires all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We completed our transition from the FFELP program to the FDLP during the third quarter of fiscal year 2010. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct loans on a timely basis, our results of operations and cash flows could be materially and adversely affected.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

•	Integration. We continue our efforts to integrate our acquired educational institutions and seek to use our experience to enhance the quality, delivery and student outcomes of their respective education programs. As with all acquisitions, there are significant risks, uncertainties and challenges inherent with integration.

•	We acquired Insight Schools in fiscal year 2007. In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We recorded a $9.4 million impairment charge for Insight Schools’ goodwill in the second quarter of fiscal year 2010.

•	We acquired ULA in fiscal year 2008 and recorded an $8.7 million impairment charge for ULA’s goodwill in the third quarter of fiscal year 2010.

For further discussion of the above items, refer to Critical Accounting Policies and Estimates in this MD&A. If we are unable to adequately integrate and successfully operate our acquired businesses, we may be required to record additional non-cash impairment charges for certain acquired assets.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2009 Annual Report on Form 10-K, and Item 1A, Risk Factors, included in this report.

Third Quarter of Fiscal Year 2010 Significant Events

We experienced the following significant events since the second quarter of fiscal year 2010:

1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 13.3% growth in University of Phoenix Degreed Enrollment in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009. University of Phoenix New Degreed Enrollment during the third quarter of fiscal year 2010 increased 7.5% as compared to the third quarter of fiscal year 2009. Refer to Results of Operations in MD&A for further discussion.

2.	Net Revenue Growth. Our net revenue increased 27.7% in the third quarter of fiscal year 2010 as compared to the third quarter of fiscal year 2009 with University of Phoenix’s net revenue increasing 20.8% mainly from its Degreed Enrollment growth and selective tuition price increases. Apollo Global’s acquisition of BPP in the fourth quarter of fiscal year 2009 also contributed 7.2 percentage points of the overall increase in consolidated net revenue in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009.

3.	Securities Class Action. In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing before a panel of the Court of Appeals took place on March 3, 2010. On June 23, 2010, the Court of Appeals reversed the District Court’s ruling in our favor and ordered the District Court to enter judgment against us in accordance with the jury verdict.

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range.

We are evaluating our available options to challenge the jury verdict or this ruling by the Court of Appeals. If we elect to seek a rehearing en banc, or to petition for a writ of certiorari for review by the U.S. Supreme Court, or to pursue other relief, we will seek a stay of execution of the judgment pending the resolution of any such action, and we expect that we will be required to post a bond as a condition of any such stay.

We believe we have adequate liquidity to fund the amount of any likely required bond or, if necessary, the satisfaction of the judgment.

4.	University of Phoenix Program Review. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report, which was a preliminary report of the Department’s findings. We responded to the preliminary report in the third quarter of fiscal year 2010. The Department issued its Final Program Review Determination letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

5.	Western International University. Western International University was recertified by the U.S. Department of Education in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014. In addition, in April 2010, we contributed all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. Refer to Note 4, Acquisitions, in Item 1, Financial Statements, for further discussion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a detailed discussion of our critical accounting policies and estimates, please refer to our 2009 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of May 31, 2010.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the net assets acquired and the assumed liabilities. Our goodwill by reportable segment is summarized in the table below:

	Annual	Goodwill as of
	Impairment Test	May 31,	August 31,
Reportable Segment Goodwill Balance Is Recorded In	Date	2010	2009
($ in thousands)

University of Phoenix	May 31	$37,018	$37,018
Apollo Global — BPP	July 1	375,016	421,836
Apollo Global — Other
UNIACC	May 31	11,603	11,197
ULA	May 31	15,669	22,674
Western International University(1)	May 31	1,581	1,581
Other Schools
CFFP	August 31	15,310	15,310
Insight Schools(2)	May 31	3,342	12,742

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, in Item 1, Financial Statements, for further discussion.

(2)	As of May 31, 2010, Insight Schools’ goodwill balance is included in assets held for sale in our Condensed Consolidated Balance Sheets. See further discussion below.

At May 31, 2010, we completed our annual goodwill and indefinite-lived intangible asset impairment tests, as applicable, for the following reporting units that have goodwill impairment testing dates of May 31:

•	University of Phoenix

•	UNIACC

•	ULA

•	Western International University

•	Insight Schools

At May 31, 2010, the fair value of our University of Phoenix, UNIACC and Western International University reporting units exceeded the carrying value of their respective net assets by at least 40% resulting in no goodwill impairment. In determining the fair value of these reporting units, we used a discounted cash flow valuation method for our UNIACC reporting unit and market multiple information of comparable sized companies for our University of Phoenix and Western International University reporting units. Additionally, we have indefinite-lived intangible assets consisting of trademarks, foreign regulatory accreditations and designations at our UNIACC reporting unit totaling $4.7 million. At May 31, 2010, we performed a fair value analysis of these indefinite-lived intangible assets and determined there was no impairment.

For our ULA reporting unit, we used a discounted cash flow valuation method to determine the fair value of the reporting unit at May 31, 2010. ULA continues to delay the launch of its online program due to challenges with developing and designing the technology infrastructure to support the online platform. We have considered these uncertainties in the future cash flows used in our annual goodwill impairment test and determined that the goodwill balance was impaired. At May 31, 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. Additionally, we have indefinite-lived intangible assets consisting of trademarks, foreign regulatory accreditations and designations at our ULA reporting unit totaling $2.5 million. At May 31, 2010, we performed a fair value analysis of these indefinite-lived intangible assets and determined there was no impairment.

We believe the assumptions used in the May 31 goodwill and indefinite-lived intangible asset impairment tests for our reporting units are consistent with those that would be used by a market participant and employ the concept of highest and best use of the asset. For our UNIACC and ULA reporting units, we determined fair value using a discounted cash flow method and account for the inherent risk in the respective reporting unit by calculating scenarios, applying a reasonable weighting to these scenarios and discounting the cash flows by a risk-adjusted rate of return. Goodwill impairment tests are subjective and require management to use considerable judgment and estimates relating to future cash flows based on its knowledge of the business and current operating plans, growth rates, economic and market conditions, and the applicable discount rate. Generally, the most critical assumptions and estimates in determining the estimated fair value of our reporting units relate to the amounts and timing of expected future cash flows for each reporting unit, the probability weightings and discount rate applied to those cash flows and long-term growth rates. The expected future cash flows are based on management’s projection of revenues, gross margin, operating costs considering planned business and operating strategies over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. Our goodwill impairment tests for UNIACC and ULA used discount rates ranging from 15% to 15.5%. A 100 basis point change in the discount rate would increase (decrease) the fair value by approximately $9 million for UNIACC and $5 million for ULA. The perpetual long-term growth rate reflects the sustainable operating profit a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. Our goodwill impairment tests used long-term growth rates of 5%. A 100 basis point change in the long-term growth rate would increase (decrease) the fair value by approximately $4 million for UNIACC and $3 million for ULA. Please refer to our significant accounting policies included in our 2009 Annual Report on Form 10-K for further discussion of the valuation techniques used to estimate the fair value of our reporting units and indefinite-lived intangible assets.

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. We recorded a $9.4 million impairment of Insight Schools’ goodwill during the second quarter of fiscal year 2010. As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. At May 31, 2010, we revised our fair value estimate for Insight Schools based on recent exit price information received from engaging in non-binding negotiations with an interested party which resulted in no additional goodwill impairment. Refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

BPP

At May 31, 2010, our BPP reporting unit had goodwill and intangible assets of $375.0 million and $151.6 million, respectively. Our first annual goodwill and indefinite-lived intangible asset impairment testing date for BPP is July 1. Accordingly, we will perform this analysis in the fourth quarter of fiscal year 2010. Although we believe BPP has been temporarily adversely impacted by the economic downturn since we acquired the business in the fourth quarter of fiscal year 2009, we do not believe any material event or change in circumstance has occurred that would require us to perform an interim goodwill impairment test. Goodwill impairment tests are subjective and require the use of considerable judgment and estimates. Depending upon the outcome of our analysis in the fourth quarter of fiscal year 2010 or in subsequent periods, we may be required to record an impairment charge for a portion of BPP’s goodwill and intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.

RESULTS OF OPERATIONS

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and nine months ended May 31, 2010, compared to the prior periods in fiscal year 2009. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of student enrollments and timing of certification exams.

•	University of Phoenix – University of Phoenix enrolls students throughout the year, with its net revenue generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks in December and January.

•	BPP – BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in our second and, to an even greater degree, in our fourth fiscal quarters as compared to the other quarters. As a result, since the cost structure of BPP is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

•	Other subsidiaries – Many of our other subsidiaries experience significant seasonality, as they have limited enrollment during their respective summer breaks and winter holidays.

We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.

•	Instructional costs and services – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom and faculty administration lease expenses and depreciation, bad debt expense, financial aid processing costs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs – consist primarily of compensation for enrollment counselors, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs – consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.

For the three months ended May 31, 2010 compared to the three months ended May 31, 2009

Analysis of Condensed Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended May 31,
			% of Net Revenue		%
($ in millions)	2010	2009	2010	2009	Change

Net revenue	$1,337.4	$1,047.6	100.0%	100.0%	27.7%
Costs and expenses:
Instructional costs and services	540.6	390.6	40.4%	37.3%	38.4%
Selling and promotional	273.5	241.3	20.4%	23.0%	13.3%
General and administrative	79.7	70.9	6.0%	6.8%	12.4%
Estimated litigation loss	132.6	—	9.9%	0.0%	*
Goodwill impairment	8.7	—	0.7%	0.0%	*

Total costs and expenses	1,035.1	702.8	77.4%	67.1%	47.3%

Operating income	302.3	344.8	22.6%	32.9%	(12.3%)
Interest income	0.8	2.4	0.1%	0.2%	(66.7%)
Interest expense	(2.0)	(0.5)	(0.2%)	0.0%	*
Other, net	(1.3)	1.8	(0.1%)	0.2%	*

Income from continuing operations before income taxes	299.8	348.5	22.4%	33.3%	(14.0%)
Provision for income taxes	(122.4)	(142.6)	(9.1%)	(13.6%)	14.2%

Income from continuing operations	177.4	205.9	13.3%	19.7%	(13.8%)
Income (loss) from discontinued operations, net of tax	2.1	(5.3)	0.1%	(0.6%)	*

Net income	179.5	200.6	13.4%	19.1%	(10.5%)

Net (income) loss attributable to noncontrolling interests	(0.2)	0.5	0.0%	0.1%	*

Net income attributable to Apollo	$179.3	$201.1	13.4%	19.2%	(10.8%)

*	not meaningful

Net Revenue

Our net revenue increased $289.8 million, or 27.7%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. University of Phoenix’s 20.8% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $75.8 million, or 7.2 percentage points, of the overall increase in net revenue in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Reportable Segment.

Instructional Costs and Services

Instructional costs and services increased $150.0 million, or 38.4%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, which represents a 310 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to BPP’s cost structure, along with start-up, development and other infrastructure and support costs incurred by Apollo Global, which have increased in scale with the acquisition of BPP in the fourth quarter of fiscal year 2009. The increase is also due to an increase in bad debt expense as a percentage of net revenue due to decreases in University of Phoenix’s collection rates. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for students enrolled in our associate’s degree programs are lower than for students enrolled in bachelor’s and graduate level programs. Also, students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debt rates for students in associate’s degree programs. Our bad debt expense was 5.4% of net revenue in the third quarter of fiscal year 2010 compared to 3.4% of net revenue in the third quarter of fiscal year 2009.

During the third quarter of fiscal year 2010, instructional costs and services included a $5.0 million charge associated with a state audit. Please refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Selling and Promotional

Selling and promotional increased $32.2 million, or 13.3%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, but represents a 260 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from University of Phoenix’s investments in non-internet long-term branding and program driven marketing initiatives. The decrease as a percentage of net revenue is due in part to lower spending on internet marketing for associate’s new enrollments, and BPP’s cost structure as BPP incurs lower selling and promotional costs as a percentage of net revenue compared to our other businesses. Improved enrollment counselor effectiveness at University of Phoenix also contributed to the decrease as a percentage of net revenue.

General and Administrative

General and administrative increased $8.8 million, or 12.4%, in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, but represents an 80 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to a reduction in legal costs in connection with defending ourselves in legal matters as described in Note 15, Commitments and Contingencies, in Item 1, Financial Statements. The decrease is also due to a reduction in share-based compensation as a percentage of net revenue.

Estimated Litigation Loss

In connection with the Securities Class Action matter, we recorded a charge of $132.6 million in the third quarter of fiscal year 2010. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.

Goodwill Impairment

We recorded an $8.7 million impairment of ULA’s goodwill during the third quarter of fiscal year 2010. Refer to Critical Accounting Policies and Estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Interest Income

Interest income decreased $1.6 million in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 primarily due to lower interest rate yields during the respective periods.

Interest Expense

Interest expense increased $1.5 million in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 due to an increase in average borrowings principally at subsidiaries of Apollo Global, and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”) that were outstanding during the third quarter of fiscal year 2010.

Other, Net

Other, net in the third quarters of fiscal years 2010 and 2009 primarily consists of net foreign currency gains and losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for continuing operations for the third quarter of fiscal year 2010 was 40.8% compared to 40.9% for the third quarter of fiscal year 2009.

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

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The income generated by Insight Schools during the third quarter of fiscal year 2010 compared to the loss during the third quarter of fiscal year 2009 was primarily due to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. Please refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended May 31,		$	%
($ in millions)	2010	2009	Change	Change

Net revenue
University of Phoenix	$1,214.2	$1,005.2	$209.0	20.8%
Apollo Global:
BPP	75.8	—	75.8	*
Other(1)	19.0	16.6	2.4	14.5%

Total Apollo Global	94.8	16.6	78.2	*
Other Schools	27.0	24.7	2.3	9.3%
Corporate(2)	1.4	1.1	0.3	27.3%

Total net revenue	$1,337.4	$1,047.6	$289.8	27.7%

Operating income (loss)
University of Phoenix	$440.8	$360.2	$80.6	22.4%
Apollo Global:
BPP	13.4	—	13.4	*
Other(1)	(12.1)	(3.0)	(9.1)	*

Total Apollo Global	1.3	(3.0)	4.3	*
Other Schools	5.8	2.7	3.1	114.8%
Corporate(2)	(145.6)	(15.1)	(130.5)	*

Total operating income	$302.3	$344.8	$(42.5)	(12.3%)

*	not meaningful

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, in Item 1, Financial Statements, for further discussion.

(2)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the three months ended May 31, 2010 includes the $132.6 million charge associated with the Securities Class Action matter. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.

University of Phoenix

The $209.0 million, or 20.8%, increase in net revenue in our University of Phoenix segment was primarily due to growth in its Degreed Enrollment as detailed below:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Quarter Ended May 31,		%	Quarter Ended May 31,		%
(rounded to the nearest hundred)	2010	2009	Change	2010	2009	Change
Associate’s	212,100	186,600	13.7%	50,200	48,800	2.9%
Bachelor’s	186,400	156,100	19.4%	31,700	26,000	21.9%
Master’s	70,400	71,200	(1.1%)	11,300	11,900	(5.0%)
Doctoral	7,600	6,800	11.8%	900	800	12.5%

Total	476,500	420,700	13.3%	94,100	87,500	7.5%

(1)	Degreed Enrollment for a quarter represents individual students enrolled in a University of Phoenix degree program who attended a course during the quarter and did not graduate as of the end of the quarter. Degreed Enrollment for a quarter also includes any student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree). In addition, Degreed Enrollment includes students participating in University of Phoenix certificate programs of at least 18 credit hours with some course applicability into a related degree program.

(2)	New Degreed Enrollment for a quarter represents any individual student enrolled in a University of Phoenix degree program who is a new student and started a course in the quarter, any individual student who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of an associate’s degree program returns for a bachelor’s degree program, or a graduate of a bachelor’s degree program returns for a master’s degree), as well as any individual student who started a degree program in the quarter and had been out of attendance for greater than 12 months. In addition, New Degreed Enrollment includes students who in the quarter started participating in University of Phoenix certificate programs of at least 18 credit hours in length with some course applicability into a related degree program.

We believe the enrollment growth is primarily attributable to the following:

•	Enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix service offerings and academic quality.

•	Economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects. This element of our growth may diminish as the economy and the employment outlook improve in the U.S.

•	One additional online course start date for associate’s degree courses compared to the third quarter of fiscal year 2009.

Offsetting some of this growth are our efforts to better identify and enroll students who are willing to put in the effort to succeed in our rigorous programs. Contributing to this effort are refinements in our marketing strategy, including leveraging our marketing analytics to identify and enroll those prospective students and our University Orientation pilot program. Decreased enrollment in master’s degree programs also offsets this growth. For further discussion of University Orientation, refer to Overview in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price and other fee changes implemented in July 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%.

We also have announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2010. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, will generally be in the range of 4-6%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

Operating income in our University of Phoenix segment increased $80.6 million, or 22.4%, during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. This increase was primarily attributable to the following:

•	The 20.8% increase in University of Phoenix net revenue;

•	Variable employee headcount has grown at a lower rate than the increase in net revenue; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives.

The above factors were partially offset by increased bad debt expense as a percentage of net revenue due to decreases in University of Phoenix’s collection rates. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for students enrolled in our associate’s degree programs are lower than for students enrolled in bachelor’s and graduate level programs. Also, students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debt rates for students in associate’s degree programs.

Apollo Global

Net revenue in our Apollo Global segment increased $78.2 million during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. The increase was due to Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009, which contributed $75.8 million in net revenue in the third quarter of fiscal year 2010.

Our Apollo Global segment generated $1.3 million of operating income during the third quarter of fiscal year 2010 compared to a $3.0 million operating loss during the third quarter of fiscal year 2009 primarily due to BPP’s $13.4 million of operating income during the third quarter of fiscal year 2010 and no contribution in the third quarter of fiscal year 2009 since the acquisition of BPP did not occur until the fourth quarter of fiscal year 2009. BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in our second and, to an even greater degree, in our fourth fiscal quarters as compared to the other quarters. As a result, since the cost structure of BPP, including amortization of intangibles, is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

The increase in operating income for the Apollo Global segment was partially offset by the following:

•	The $8.7 million ULA goodwill impairment. Please refer to Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for further discussion.

•	Certain investments in BPP associated with the integration process and an adverse impact on BPP’s operations from the global economic downturn.

•	Investment in Western International University, UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and grow the respective brands.

Other Schools

The increase in net revenue and operating income in our Other Schools segment during the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009 was primarily due to a contract termination fee earned by IPD during the third quarter of fiscal year 2010.

For the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009

Analysis of Condensed Consolidated Statements of Operations

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Nine Months Ended May 31,
			% of Net Revenue		%
($ in millions)	2010	2009	2010	2009	Change

Net revenue	$3,666.4	$2,880.4	100.0%	100.0%	27.3%
Costs and expenses:
Instructional costs and services	1,577.4	1,124.0	43.0%	39.0%	40.3%
Selling and promotional	811.1	692.2	22.2%	24.0%	17.2%
General and administrative	223.7	198.2	6.1%	6.9%	12.9%
Estimated litigation loss	177.1	—	4.8%	0.0%	*
Goodwill impairment	8.7	—	0.2%	0.0%	*

Total costs and expenses	2,798.0	2,014.4	76.3%	69.9%	38.9%

Operating income	868.4	866.0	23.7%	30.1%	0.3%
Interest income	2.3	11.2	0.1%	0.3%	(79.5%)
Interest expense	(8.1)	(2.6)	(0.2%)	(0.1%)	*
Other, net	(2.1)	(0.8)	(0.1%)	0.0%	*

Income from continuing operations before income taxes	860.5	873.8	23.5%	30.3%	(1.5%)
Provision for income taxes	(341.4)	(357.1)	(9.3%)	(12.4%)	4.4%

Income from continuing operations	519.1	516.7	14.2%	17.9%	0.5%
Loss from discontinued operations, net of tax	(8.9)	(10.7)	(0.3%)	(0.3%)	16.8%

Net income	510.2	506.0	13.9%	17.6%	0.8%
Net loss attributable to noncontrolling interests	1.8	0.8	0.1%	0.0%	*

Net income attributable to Apollo	$512.0	$506.8	14.0%	17.6%	1.0%

*	not meaningful

Net Revenue

Our net revenue increased $786.0 million, or 27.3% in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. University of Phoenix’s 20.6% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $218.1 million, or 7.6 percentage points, of the overall increase in net revenue in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Reportable Segment.

Instructional Costs and Services

Instructional costs and services increased $453.4 million, or 40.3%, in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009, which represents a 400 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to BPP’s cost structure, along with start-up, development and other infrastructure and support costs incurred by Apollo Global, which have increased in scale with the acquisition of BPP in the fourth quarter of fiscal year 2009. The increase is also due to an increase in bad debt expense as a percentage of net revenue due to decreases in University of Phoenix’s collection rates. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for students enrolled in our associate’s degree programs are lower than for students enrolled in bachelor’s and graduate level programs. Also, students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debt rates for students in associate’s degree programs. Our bad debt expense was 5.7% of net revenue in the first nine months of fiscal year 2010 compared to 3.7% of net revenue in the first nine months of fiscal year 2009.

During the third quarter of fiscal year 2010, instructional costs and services included a $5.0 million charge associated with a state audit. Please refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Selling and Promotional

Selling and promotional increased $118.9 million, or 17.2%, in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009, but represents a 180 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from University of Phoenix’s investments in non-internet long-term branding and program driven marketing initiatives. The decrease as a percentage of net revenue is due in part to lower spending on internet marketing for associate’s new enrollments, and BPP’s cost structure as BPP incurs lower selling and promotional costs as a percentage of net revenue compared to our other businesses. Improved enrollment counselor effectiveness at University of Phoenix also contributed to the decrease as a percentage of net revenue.

General and Administrative

General and administrative increased $25.5 million, or 12.9%, in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009, but represents an 80 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to the following:

•	a reduction in legal costs in connection with defending ourselves in legal matters as described in Note 15, Commitments and Contingencies, in Item 1, Financial Statements;

•	expense in the first nine months of fiscal year 2009 resulting from our internal review of certain Satisfactory Academic Progress calculations; and

•	a reduction in share-based compensation as a percentage of net revenue.

Estimated Litigation Loss

In connection with the Securities Class Action matter, we recorded charges of $44.5 million and $132.6 million in the second and third quarters of fiscal year 2010, respectively. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.

Goodwill Impairment

We recorded an $8.7 million impairment of ULA’s goodwill during the third quarter of fiscal year 2010. Refer to Critical Accounting Policies and Estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Interest Income

Interest income decreased $8.9 million in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 primarily due to lower interest rate yields during the respective periods.

Interest Expense

Interest expense increased $5.5 million in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 due to an increase in average borrowings principally at subsidiaries of Apollo Global, and borrowings on our Bank Facility that were outstanding during the first nine months of fiscal year 2010.

Other, Net

Other, net in the first nine months of fiscal years 2010 and 2009 primarily consists of net foreign currency gains and losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for continuing operations for the first nine months of fiscal year 2010 was 39.7% compared to 40.9% for the first nine months of fiscal year 2009. The decrease was primarily attributable to the tax benefit of $11.4 million recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003. Refer to Note 11, Income Taxes, in Item 1, Financial Statements, for additional information. This was partially offset by an increase in state taxes.

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

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The decrease in the loss from discontinued operations, net of tax, during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 was primarily due to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. This was partially offset by an impairment of Insight Schools’ goodwill of $9.4 million recorded in the second quarter of fiscal year 2010. Please refer to Note 3, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Nine Months Ended May 31,
			$	%
($ in millions)	2010	2009	Change	Change

Net revenue
University of Phoenix	$3,314.0	$2,747.7	$566.3	20.6%
Apollo Global:
BPP	218.1	—	218.1	*
Other(1)	59.8	58.4	1.4	2.4%

Total Apollo Global	277.9	58.4	219.5	*
Other Schools	73.1	71.6	1.5	2.1%
Corporate(2)	1.4	2.7	(1.3)	(48.1%)

Total net revenue	$3,666.4	$2,880.4	$786.0	27.3%

Operating income (loss)
University of Phoenix	$1,078.2	$900.4	$177.8	19.7%
Apollo Global:
BPP	18.2	—	18.2	*
Other(1)	(21.1)	(4.1)	(17.0)	*

Total Apollo Global	(2.9)	(4.1)	1.2	*
Other Schools	7.6	5.8	1.8	31.0%
Corporate(2)	(214.5)	(36.1)	(178.4)	*

Total operating income	$868.4	$866.0	$2.4	0.3%

*	not meaningful

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, in Item 1, Financial Statements, for further discussion.

(2)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first nine months of fiscal year 2010 includes the $177.1 million charge associated with the Securities Class Action matter. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion of this matter.

University of Phoenix

The $566.3 million, or 20.6%, increase in net revenue in our University of Phoenix segment was primarily due to growth in Degreed Enrollment and selective tuition price increases implemented in July 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts. The increase in net revenue was partially offset by a continued shift in student body mix to a higher percentage of students enrolled in associate’s degree programs, which have tuition prices generally lower than other degree programs.

We have announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2010. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, will generally be in the range of 4-6%. The impact on future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

Operating income in our University of Phoenix segment increased $177.8 million, or 19.7%, during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. This increase was primarily attributable to the following:

•	The 20.6% increase in University of Phoenix net revenue;

•	Variable employee headcount has grown at a lower rate than the increase in net revenue; and

•	An increase in enrollment counselor effectiveness as a result of internal initiatives.

The above factors were partially offset by increased bad debt expense as a percentage of net revenue due to decreases in University of Phoenix’s collection rates. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for students enrolled in our associate’s degree programs are lower than for students enrolled in bachelor’s and graduate level programs. Also, students enrolled in associate’s degree programs generally persist at lower rates than those in bachelor’s and graduate level programs, resulting in higher bad debt rates for students in associate’s degree programs.

Apollo Global

Net revenue in our Apollo Global segment increased $219.5 million during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009. The increase was due to Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009, which contributed $218.1 million in net revenue in the first nine months of fiscal year 2010.

Operating loss in our Apollo Global segment decreased $1.2 million during the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 primarily due to BPP’s $18.2 million of operating income during the first nine months of fiscal year 2010 and no contribution in the first nine months of fiscal year 2009 since the acquisition of BPP did not occur until the fourth quarter of fiscal year 2009. BPP experiences significant seasonality associated with the timing of when its courses begin and exam dates, which generally results in considerably lower net revenue in our second and, to an even greater degree, in our fourth fiscal quarters as compared to the other quarters. As a result, since the cost structure of BPP, including amortization of intangibles, is relatively fixed, BPP’s profitability is substantially lower in the second and fourth quarters.

The decrease in operating loss was partially offset by the following:

•	The $8.7 million ULA goodwill impairment. Please refer to Note 6, Goodwill and Intangible Assets, in Item 1, Financial Statements, for further discussion.

•	Certain investments in BPP associated with the integration process and an adverse impact on BPP’s operations from the global economic downturn.

•	Investment in Western International University, UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and grow the respective brands.

Other Schools

The increase in net revenue and operating income in our Other Schools segment the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009 was primarily due to a contract termination fee earned by IPD during the third quarter of fiscal year 2010.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, and investments in marketing and information technology initiatives. Additionally, we may be required to post a bond to stay enforcement of the judgment in our Securities Class Action matter or pay damages awarded in that action.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at May 31, 2010 and August 31, 2009:

			% of Total Assets
	May 31,	August 31,	May 31,	August 31,	%
($ in millions)	2010	2009	2010	2009	Change

Cash and cash equivalents	$892.0	$968.2	28.1%	29.7%	(7.9%)
Restricted cash and cash equivalents	482.2	432.3	15.2%	13.2%	11.5%

Total	$1,374.2	$1,400.5	43.3%	42.9%	(1.9%)

Cash and cash equivalents (excluding restricted cash) decreased $76.2 million primarily due to $407.0 million used for net payments on borrowings, $341.2 million used for the repurchase of shares of our Class A common stock, $108.3 million used for capital expenditures, and a $49.9 million increase in restricted cash, which was partially offset by $804.8 million of cash generated from operations. Cash generated from operations was negatively impacted by our $80.5 million settlement payment, including legal fees, for the Incentive Compensation False Claims Act Lawsuit.

Subsequent to May 31, 2010, the Ninth Circuit Court of Appeals reversed a prior ruling of the District Court for the District of Arizona in which the District Court vacated a jury verdict in favor of the plaintiff in the Securities Class Action matter described in Note 15, Commitments and Contingencies, in Item 1, Financial Statements. The Court of Appeals ordered the District Court to enter judgment for the plaintiff in accordance with the prior jury verdict. We are evaluating our available options to challenge the verdict or the ruling by the Court of Appeals. If we elect to seek a review of the appellate court’s decision or other relief, we will seek a stay of execution of the judgment pending the resolution of any such action, and we expect that we will be required to post a bond as a condition of any such stay. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs (approximately $23.2 million); and (c) future defense costs.

Subsequent to May 31, 2010, we posted a letter of credit in the amount of approximately $126 million as required in connection with a program review of University of Phoenix by the U.S. Department of Education. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

We measure our money market funds included in cash and restricted cash equivalents at fair value. Our money market funds totaling $1,374.2 million were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of May 31, 2010, we did not record any material adjustments to reflect these instruments at fair value.

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

As of August 31, 2009, we borrowed our entire credit line under the Bank Facility, which included £63.0 million denominated in British Pounds (equivalent to $91.5 million and $102.6 million U.S. dollars as of May 31, 2010 and August 31, 2009, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at May 31, 2010 was 1.1%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at May 31, 2010.

Other debt includes $57.1 million of variable rate debt and $12.2 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at May 31, 2010 was 4.7%.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2010	2009

Net income	$510.2	$506.0
Non-cash items	471.8	221.1
Changes in certain operating assets and liabilities	(177.2)	82.7

Net cash provided by operating activities	$804.8	$809.8

Nine Months Ended May 31, 2010 – Our non-cash items primarily consisted of a $208.6 million provision for uncollectible accounts receivable, a $177.1 million charge associated with the Securities Class Action matter, $98.1 million of depreciation and amortization, $46.2 million of share-based compensation and goodwill impairments totaling $18.1 million. These items were partially offset by $69.6 million of deferred taxes. The changes in certain operating assets and liabilities primarily consisted of a $175.8 million increase in gross accounts receivable primarily due to increased enrollment and lower collection rates on aged receivables, and a $59.4 million decrease in accounts payable and accrued liabilities due to our $80.5 million settlement payment, including legal fees, for the Incentive Compensation False Claims Act Lawsuit. These items were partially offset by increases in income taxes payable and other liabilities of $35.2 million and $24.4 million, respectively.

Nine Months Ended May 31, 2009 – Our non-cash items primarily consisted of a $106.9 million provision for uncollectible accounts receivable, $72.9 million for depreciation and amortization, and $49.4 million for share-based compensation, which was partially offset by $11.5 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of increases in student deposits and deferred revenue of $92.4 million and $33.5 million, respectively, primarily due to increased enrollment and a higher percentage of students receiving financial aid, a $23.8 million increase in income taxes payable, and a $19.7 million increase in accounts payable and accrued liabilities. This was partially offset by a $81.7 million increase in accounts receivable.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling 12 month analysis and divide it into the gross student accounts receivable balance as of the end of the period.

As of May 31, 2010, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 30 days, as compared to 32 days as of August 31, 2009, and 24 days as of May 31, 2009. The increase in days sales outstanding as compared to May 31, 2009 is primarily due to increases in gross accounts receivable due to decreases in University of Phoenix’s collection rates and the effects of certain operational changes. Collection rates have declined as a result of the economic downturn and an increase in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs.

Investing Activities

The following table provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2010	2009

Capital expenditures	$(108.3)	$(94.9)
Increase in restricted cash and cash equivalents	(49.9)	(105.5)
Other	—	2.7

Net cash used in investing activities	$(158.2)	$(197.7)

Nine Months Ended May 31, 2010 – Cash used for investing activities primarily consisted of $108.3 million used for capital expenditures that primarily relates to investments in our computer equipment and software, and a $49.9 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid.

Nine Months Ended May 31, 2009 – Cash used for investing activities primarily consisted of a $105.5 million increase in restricted cash and cash equivalents as a result of increased student deposits and $94.9 million for capital expenditures that primarily relate to investments in our computer equipment and software.

Financing Activities

The following table provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in millions)	2010	2009

Payments on borrowings, net	$(407.0)	$(2.6)
Apollo Class A common stock purchased for treasury	(341.2)	(408.8)
Issuance of Apollo Class A common stock	18.2	99.0
Other	9.0	13.5

Net cash used in financing activities	$(721.0)	$(298.9)

Nine Months Ended May 31, 2010 – Cash used in financing activities primarily consisted of $407.0 million used for net payments on borrowings and $341.2 million used for the repurchase of our Class A common stock, which was partially offset by $18.2 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Nine Months Ended May 31, 2009 – Cash used in financing activities primarily consisted of $408.8 million used for the repurchase of our Class A common stock, which was partially offset by $99.0 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Subsequent to May 31, 2010, we repurchased an additional 2.0 million shares of our Class A common stock for $100.0 million representing a weighted average purchase price of $49.76 per share. Including these purchases, we have repurchased 7.9 million shares for $439.3 million during fiscal year 2010 and $560.7 million remains available under our share repurchase authorization.

Contractual Obligations and Other Commercial Commitments

During the first nine months of fiscal year 2010, we had the following material changes in our contractual obligations and other commercial commitments:

•	We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million; and

•	Our total liability for uncertain tax benefits, including interest and penalties, decreased $13.1 million primarily due to our settlement of an Internal Revenue Service audit. Refer to Note 11, Income Taxes, in Item 1, Financial Statements, for additional information.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2009 through May 31, 2010. Information regarding our contractual obligations and commercial commitments is provided in our 2009 Annual Report on Form 10-K.

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

During the first nine months of fiscal year 2010, we recorded $41.9 million in net foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are primarily the result of the strengthening of the U.S. dollar relative to the British Pound during the first nine months of fiscal year 2010.

As we expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. Additionally, we expect the volume of transactions in the various foreign currencies will continue to increase, thus increasing our exposure to foreign currency exchange rate fluctuations.

Interest Rate Risk

Interest Income

As of May 31, 2010, we held $1,393.8 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During the nine months ended May 31, 2010, we earned interest income of $2.3 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% – 0.25% has lowered our interest rate yield during the first nine months of fiscal year 2010 below 1%. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.

Interest Expense

We have exposure to changing interest rates primarily associated with our variable rate debt. At May 31, 2010, we had a total outstanding debt balance of $166.6 million, which consisted of $148.5 million of variable rate debt and $18.1 million of fixed rate debt including capital lease obligations.

We have not historically entered into financial arrangements to hedge our interest rate exposure. However, in connection with the BPP acquisition, we acquired an interest rate swap with a notional amount of £30.0 million ($43.6 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of May 31, 2010, the fair value of the swap is a liability of $3.8 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets.

For the purpose of sensitivity, based on our outstanding variable rate debt exposed to changes in interest rates as of May 31, 2010, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $1.0 million on an annual basis.

Auction-Rate Securities Risk

At May 31, 2010, our auction-rate securities totaled $19.6 million. Our auction-rate securities are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of unobservable inputs used to determine the fair value of our auction-rate securities would not have a material impact on our liquidity and capital resources.

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

Subject to BPP’s internal control over financial reporting as discussed above, there have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement, with a 45 day public comment period. The Department has stated that it expects to issue a separate NPRM in respect of the gainful employment metrics later this summer and its goal is to publish final rules by November 1, 2010, to be effective July 1, 2011.

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

In the rules proposed by the Department, these twelve safe harbors would be eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations would be defined. These changes would increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. We may have to change some of our compensation practices for enrollment counselors and other employees. This could adversely affect our ability to compensate our enrollment counselors and other employees in a manner that appropriately reflects their relative merit, which in turn could reduce their effectiveness and make it more difficult to attract and retain staff with the desired talent and motivation to succeed at Apollo. In addition, a lack of certainty could increase the risk of future Federal False Claims Act qui tam lawsuits in which private plaintiffs assert that our compensation practices violate the incentive compensation rules and, therefore, that our receipt of Title IV funds constitutes a false claim. We recently settled, without admitting any violation or misconduct, such a qui tam lawsuit relating to our enrollment counselor compensation practices. See the discussion of this lawsuit under “Incentive Compensation False Claims Act Lawsuit” in Note 15, Commitments and Contingencies, in Part 1, Item 1, Financial Statements. We are evaluating possible changes to our compensation models that are intended to be responsive to the proposed changes in the incentive compensation rules and, among other things, aligned with our focus on the student experience.

The elimination of the existing twelve safe harbors also could affect the manner in which we conduct our business in the following additional ways:

•	Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. If this type of revenue sharing becomes impermissible, we would need to modify IPD’s business model so as to comply with the new requirements, which could materially and adversely affect this business. IPD represents less than 2% of our net revenue and operating income, respectively.

•	We pay various third parties for Internet-based services related to lead generation and marketing. As proposed, payments to a third party for providing student contact information for prospective students would still be permissible, provided that such payments are not based on the number of students who apply or enroll. If this regulation is adopted in the form proposed by the Department in the negotiated rulemaking, it could reduce our ability to manage the quality of our leads and decrease our marketing efficiency, which could materially increase our marketing costs and adversely affect our business.

Gainful Employment

Under the Higher Education Act of 1965, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. The Department has proposed adopting a definition of gainful employment that is based on a ratio of student debt to income. Specifically, in the negotiated rulemaking process, the U.S. Department of Education proposed rules pursuant to which a particular educational program would be eligible for Title IV funding only if student loan debt service for graduates of such a program does not exceed 8% of their annual income. As proposed, the student loan debt service would be calculated on the basis of the median level of debt for students who complete the particular program of study, assuming a ten-year amortization and the current unsubsidized Stafford loan program interest rate, and annual income for program graduates would be calculated on the basis of the U.S. Bureau of Labor Statistics data, at the 25th percentile, for persons employed in the relevant federal Standard Occupational Classification(s) for the specific program.

As initially proposed by the Department in the negotiated rulemaking process, educational programs that do not meet the debt-to-income test would still be eligible if the student loan repayment rate among program graduates is at least 90%, measured over a three year period. As such, educational program eligibility sanctions could take effect in 2014 for programs that do not meet either of the two tests.

If this regulation is adopted in a form similar to the Department’s proposal in the negotiated rulemaking process, it could render many of our programs, and many programs offered by other proprietary educational institutions, ineligible for Title IV funding because they do not meet either of the two tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the negotiated rulemaking process could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

In addition, for those programs that remain eligible only under the alternative basis of student loan repayment rates, we may have to substantially increase our efforts to promote student loan repayment in order to ensure continued Title IV eligibility. This could materially increase our cost of doing business and/or cause us to further limit enrollment.

Impact of Rulemaking

We cannot predict the form of any final rules regarding the program integrity issues that may be adopted by the Department. Compliance with these rules, as presented by the Department in the negotiated rulemaking, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. The cohort is the group of students who first enter into a student loan repayment during a federal fiscal year (ending September 30). Under the Higher Education Act, as reauthorized, the currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.

The cohort default rates for the University of Phoenix have been increasing over the past three years and we anticipate that the 2008 cohort default rate, which will be published by the U.S. Department of Education in September 2010, will be above 10%. In addition, we expect this upward trend to intensify due to the current challenging economic climate and the growth in our associate’s degree student population in recent years. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than for the comparable period in the 2008 cohort.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting with the 2009 cohort, the U.S. Department of Education will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the 2011 three-year cohort default rate exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•	Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

If we lose our eligibility to participate in Title IV programs because of high student loan default rates, we could not conduct our business as it is currently being conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows. See the discussion of student loan cohort default rates, including the changes enacted by the Higher Education Opportunity Act, in Item 1, Business – Regulatory Environment — Domestic Postsecondary — Student Loan Defaults, in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

The U.S. Congress has recently commenced an examination of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.

In recent months, there has been increased focus by the U.S. Congress on the role that for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate released a report, entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.

These hearings and the requested GAO review are not formally related to the U.S. Department of Education’s negotiated rulemaking process currently underway in respect of program integrity issues. However, the outcome of the hearings and the requested GAO review could impact the substance of the Department’s program integrity rulemaking.

We cannot predict the extent to which, or whether, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent that any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible, our business would be adversely affected, perhaps materially.

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

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule calculation by increasing the proportion of the affected students’ funding needs satisfied by Title IV programs. This could negatively impact or increase the cost of our compliance with the 90/10 Rule, as discussed under the Risk Factor, “Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high” in our 2009 Annual Report on Form 10-K.

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

During the three months ended May 31, 2010, we repurchased approximately 2.5 million shares of our Class A common stock at a total cost of approximately $139.3 million, representing a weighted average purchase price of $55.50 per share. The table below details our share repurchases during the three months ended May 31, 2010:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(Numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase

Treasury stock as of February 28, 2010	36,904	$59.91	36,904	$800,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(23)	59.91	(23)	—

Treasury stock as of March 31, 2010	36,881	59.91	36,881	800,000
New authorizations	—	—	—	—
Shares repurchased	677	58.10	677	(39,319)
Shares reissued	(429)	59.87	(429)	—

Treasury stock as of April 30, 2010	37,129	59.87	37,129	760,681
New authorizations	—	—	—	—
Shares repurchased	1,834	54.54	1,834	(100,000)
Shares reissued	(3)	59.62	(3)	—

Treasury stock as of May 31, 2010	38,960	$59.62	38,960	$660,681

We did not have any sales of unregistered equity securities during the three months ended May 31, 2010.

Subsequent to May 31, 2010, we repurchased an additional 2.0 million shares of our Class A common stock for $100.0 million representing a weighted average purchase price of $49.76 per share. Including these purchases, we have repurchased 7.9 million shares for $439.3 million during fiscal year 2010 and $560.7 million remains available under our share repurchase authorization.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Transition Agreement between Apollo Group, Inc. and P. Robert Moya, dated May 17, 2010, incorporated by reference to Exhibit 10.1 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2010

10.2	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010, incorporated by reference to Exhibit 10.2 of Apollo Group, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2010

10.3	Irrevocable Letter of Credit, dated June 9, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2010, filed with the SEC on June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 31, 2010 and August 31, 2009, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2010, and May 31, 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2010, and May 31, 2009, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the nine months ended May 31, 2010, and May 31, 2009, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).(1)

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: June 30, 2010

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and
Duly Authorized Signatory)