Form 10-K
period 2010-08-31
APOLLO GROUP INC
filed 2010-10-21
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2010 (last day of the registrant’s most recently completed second fiscal quarter), was approximately $7.7 billion.

The number of shares outstanding for each of the registrant’s classes of common stock as of October 12, 2010 is as follows:

Apollo Group, Inc. Class A common stock, no par value	147,331,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Information Statement for the 2011 Annual Meeting of Class B Shareholders (Part III)

APOLLO GROUP, INC. AND SUBSIDIARIES

FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (the “Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•	changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the factors discussed in Item 1, Business, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment;”

•	each of the factors discussed below in Item 1A, Risk Factors; and

•	those factors set forth below in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to these wholly-owned subsidiaries, in October 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. Apollo Group currently owns 85.6% of Apollo Global, with Carlyle owning the remaining 14.4%. As of August 31, 2010, total contributions made to Apollo Global were approximately $555.3 million, of which $475.3 million was funded by us. Apollo Global is consolidated in our financial statements. Apollo Global currently operates the following educational institutions:

•	BPP Holdings plc (“BPP”) in the United Kingdom;
•	Western International University, Inc. (“Western International University”) in the U.S.;
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and
•	Universidad Latinoamericana (“ULA”) in Mexico.

University of Phoenix.  University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. University of Phoenix offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers in 39 states, the District of Columbia and Puerto Rico. University of Phoenix’s online programs are designed to provide uniformity with University of Phoenix’s on-campus programs, which enhances University of Phoenix’s ability to expand into new markets while maintaining academic quality. University of Phoenix has customized systems for academic quality management, faculty recruitment and training, student tracking and marketing, which we believe provides us with a competitive advantage. University of Phoenix’s net revenue represented approximately 91% of our consolidated net revenue for the fiscal year ended August 31, 2010.

IPD.  IPD provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services.

CFFP.  CFFP has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1994. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management, and other financial planning areas. CFFP offers these programs online.

Meritus.  Meritus was designated by the Government of New Brunswick to grant degrees in May 2008. Meritus offers degree programs online to working learners throughout Canada and abroad and launched its first three programs in the fall of 2008.

BPP.  BPP University College is the first proprietary institution to have been granted degree awarding powers in the United Kingdom and in July 2010 became the first private institution to be awarded the title of “University College” by the U.K. since 1976. BPP, acquired by Apollo Global in July 2009 and headquartered in London, England, is a provider of education and training to professionals in the legal and finance industries. BPP provides these services through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally.

Western International University.  Western International University has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas as well as certificate programs. Western International University offers its undergraduate program courses at its Arizona campus locations and online at Western International University Interactive Online. Western International University was previously a wholly-owned subsidiary of Apollo. During fiscal year 2010, we contributed all of the common stock of Western International University to Apollo Global. See Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for further discussion.

UNIACC.  UNIACC is accredited by the Chilean Council of Higher Education (Consejo Superior de Educación). UNIACC is an arts and communications university which offers bachelor’s and master’s degree programs on campuses in Chile and online. UNIACC was acquired by Apollo Global in March 2008.

ULA.  ULA carries authorization from Mexico’s Ministry of Public Education (Secretaría de Educación Publica), from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México) for its high school and undergraduate psychology and law programs and by the Ministry of Education of the State of Morelos (Secretaría de Educación del Estado de Morelos) for its medicine and nutrition programs. ULA offers degree programs at its four campuses throughout Mexico. Apollo Global purchased a 65% ownership interest in ULA in August 2008 and purchased the remaining ownership interest in July 2009.

Our schools described above are managed in the following four reportable segments:

1. University of Phoenix;
Apollo Global:
2. BPP;
3. Other; and
4. Other Schools.

The Apollo Global — Other segment includes Western International University, UNIACC, ULA and Apollo Global corporate operations. The Other Schools segment includes IPD, CFFP and Meritus. The Corporate caption, as detailed in the table below, includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The following table presents the net revenue for fiscal years 2010, 2009 and 2008 for each of our reportable segments:

	Year Ended August 31,
($ in millions)	2010	2009	2008

University of Phoenix	$4,498.3	$3,766.6	$2,987.7
Apollo Global:
BPP	251.7	13.1	—
Other(1)	78.3	76.1	42.3

Total Apollo Global	330.0	89.2	42.3
Other Schools	95.7	95.0	93.6
Corporate	1.8	2.8	9.8

Net revenue(2)	$4,925.8	$3,953.6	$3,133.4

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during fiscal year 2010, we are presenting Western International University in the Apollo Global — Other

reportable segment for all periods presented. Refer to Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for further discussion.

(2)	Insight Schools, Inc. (“Insight Schools”), as discussed below, was classified as held for sale and as discontinued operations beginning in fiscal year 2010. Accordingly, Insight Schools’ revenue in fiscal years 2009 and 2008 has been reclassified to discontinued operations.

See Note 20, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for the segment and related geographic information required by Items 101(b) and 101(d) of Regulation S-K, which information is incorporated by this reference.

We also continue to operate online high school programs through our Insight Schools, Inc. (“Insight Schools”) wholly-owned subsidiary. In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. Accordingly, we have presented Insight Schools as held for sale and as discontinued operations. See Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations, principally as a result of seasonal variations in the level of University of Phoenix enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks in December and January.

University of Phoenix degreed enrollment (“Degreed Enrollment”) for the quarter ended August 31, 2010 was 470,800. Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a course during the quarter and had not graduated as of the end of the quarter;

•	students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree); and

•	students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

University of Phoenix aggregate new degreed enrollment (“New Degreed Enrollment”) for the four quarters in fiscal year 2010 was 371,700. New Degreed Enrollment for each quarter is composed of:

•	new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a course in the quarter;

•	students who have previously graduated from a degree program and start a new degree program in the quarter; and

•	students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

Students enrolled in or serviced by Apollo Global’s institutions (BPP, Western International University, UNIACC and ULA), Other Schools (IPD, CFFP, and Meritus) and Insight Schools are not included in Degreed Enrollment or New Degreed Enrollment.

We incorporated in Arizona in 1981 and maintain our principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group • University of Phoenix • Apollo Global • BPP • Western International University • UNIACC • ULA • IPD • CFFP • Meritus • Insight Schools	www.apollogrp.edu www.phoenix.edu www.apolloglobal.us www.bpp.com www.west.edu www.uniacc.cl www.ula.edu.mx www.ipd.org www.cffp.edu www.meritusu.ca www.insightschools.net

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2010, 2009, 2008, 2007 and 2006 relate to fiscal years 2010, 2009, 2008, 2007 and 2006, respectively.

Strategy

Our goal is to strengthen our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our stakeholders: students, faculty, employees and investors. Our principal focus is to provide high quality educational products and services to our students in order for them to maximize the benefit of their educational experience. Our students receive an innovative, energizing and compelling learning experience and a quality academic outcome that provides the opportunity to improve their lives. We believe that a superior student experience, achieved through building a culture of always doing the right thing for the student, is key to building value for our shareholders. We intend to pursue our goal in a manner that is consistent with our core organizational values: operate with integrity and social responsibility; change lives through education; be the employer of choice and build long-term value. These values provide the foundation for everything we do as a business.

The key themes of our strategic plan are as follows:

•	Maximize the value of our University of Phoenix business. This is our highest priority over the next several years and we believe that investing in University of Phoenix will continue to produce the highest return on our capital. We believe that we can strengthen our position and grow our revenue and cash flow over time by continuing to deliver a quality educational experience to our students, enhancing the student experience, improving student outcomes, expanding access in certain markets, and enhancing our brand. To balance with our investment in education, we will strive to improve operating efficiency and our ability to scale effectively.

•	Expand intelligently beyond University of Phoenix. We believe we can capitalize on opportunities to utilize our core expertise and organizational capabilities to grow in areas outside of University of Phoenix, both domestically and internationally. In particular, we have observed a growing demand for high quality postsecondary and other education services outside of the U.S., including in Europe, Latin America and Asia, and we believe that we have the capabilities and expertise to provide these services beyond our current reach. We intend to actively pursue quality opportunities to partner with or acquire existing institutions of higher learning where we believe we can achieve attractive long-term growth and value creation.

We intend to use our expertise to enhance the quality, delivery and student outcomes associated with the respective curricula across our entire group of owned and operated institutions and companies. We believe we can utilize our organizational capabilities to offer innovative products, create new growth opportunities and optimize our cost structure. To enable this strategy, we continue to invest in our people, systems and organization, as they are the foundation for our future success.

To execute against our strategic vision, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts will continue into fiscal year 2011. These initiatives include the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Transitioning our marketing approaches to more effectively identify students who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 incoming credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. After piloting the program for the past year, we plan to implement this policy university-wide in November 2010; and

•	Better aligning our enrollment, admissions and other employees to our students’ success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment factors in our admissions personnel compensation structure effective September 1, 2010.

We believe that the changes in our marketing approaches and the University Orientation pilot program implemented during fiscal year 2010 contributed to the 9.8% reduction in University of Phoenix New Degreed Enrollment in the fourth quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009. We expect that the continuing changes in our marketing approaches and the implementation of the additional initiatives described above will significantly reduce fiscal year 2011 University of Phoenix New Degreed Enrollment and will adversely impact our net revenue, operating income and cash flow. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student persistence and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth in the future.

Industry Background

Domestic Postsecondary Education

The domestic non-traditional education sector is a significant and growing component of the postsecondary degree-granting education industry, which was estimated to be a $432 billion industry in 2008, according to the Digest of Education Statistics published in 2010 by the U.S. Department of Education’s National Center for Education Statistics (the “NCES”). According to the National Postsecondary Student Aid Study published in 2000 by the NCES, 73% of undergraduates in 1999-2000 were in some way non-traditional (defined as a student who delays enrollment, attends part time, works full time, is financially independent for purposes of financial aid eligibility, has dependents other than a spouse, is a single parent, or does not have a high school diploma). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, reflecting the knowledge-based economy in the U.S.

Many non-traditional students, who we refer to as working learners, seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working learners to attend classes and complete coursework on a more flexible schedule than many traditional universities offer.

Although more colleges and universities are beginning to address some of the needs of working learners, many universities and institutions do not effectively address their needs for the following reasons:

•	Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students ages 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that often is characterized by:

•	a high percentage of full-time, tenured faculty;
•	physical classrooms, library facilities and related full-time staff;
•	dormitories, student unions, and other significant physical assets to support the needs of younger students; and
•	an emphasis on research and related laboratories, staff, and other facilities.

•	The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the full-time, resident, 18 to 24-year-old student, it limits the educational opportunity for working learners who must delay their education for up to four months during these traditional breaks.

•	Traditional universities and colleges may also be limited in their ability to provide the necessary customer service for working learners because they lack the necessary administrative and advisory infrastructure.

•	Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which in some cases has reduced access to traditional education.

International Education

There were approximately 153 million students enrolled in postsecondary education worldwide in 2007 according to the Global Education Digest 2009 published in 2009 by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics.

We believe that private education is playing an important role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. While primary and secondary education outside the U.S. are still funded mainly through government expenditures, we believe that postsecondary education outside of the U.S. is experiencing governmental funding constraints that create opportunities for a broader private sector role.

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

Our Programs

Our more than 35 years as a provider of education enables us to provide students with quality education and responsive customer service at the undergraduate, master’s and doctoral levels. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students. Our institutions offer the following:

•	Accredited Degree Programs. University of Phoenix, Western International University and CFFP are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. BPP’s University College has been granted degree-awarding powers by the United Kingdom’s Privy Council. Additionally, certain programs offered at our institutions and our other educational institutions are accredited by appropriate accrediting entities. See Accreditation and Jurisdictional Authorizations, below.

•	Professional Examinations Training and Professional Development. BPP provides training and published materials for qualifications in accountancy (including tax), financial services, actuarial science, and insolvency. BPP also provides professional development through continuing education training and supplemental skills courses to post-qualification markets in finance, law, and general management. University of Phoenix and certain of our other institutions, including CFFP, also provide various training and professional development education.

•	Faculty.

•	Domestic Postsecondary: Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in student instruction and grading, and teaching mentorships with more experienced faculty members.

•	International: Our recruitment standards and processes for international faculty are appropriate for the respective markets in which we operate and are consistent with and in compliance with local accreditation and regulatory requirements in these markets.

•	Standardized Programs.

•	Domestic Postsecondary: Faculty content experts design curriculum for the majority of programs at our domestic postsecondary institutions. This enables us to offer current and relevant standardized programs to our students. We also utilize standardized tests and institution-wide systems to assess the educational outcomes of our students and improve the quality of our curriculum and instructional model. These systems evaluate the cognitive (subject matter) and affective (educational, personal and professional values) skills of our students upon registration and upon conclusion of the program, and also survey students two years after graduation in order to assess the quality of the education they received. Classes are designed to be small and engaging.

•	International: Our international institutions typically follow a course development process in which faculty members who are subject matter experts work with instructional designers to develop curriculum materials based on learning objectives provided by school academic officers. Curriculum is tailored to the relevant standards applicable in each local market within which we operate.

•	Benefits to Employers. The employers of students enrolled in our programs often provide input to faculty members in designing curriculum, and class projects are based on issues relevant to the companies that employ our students. Classes are taught by faculty members, many of whom, in our domestic postsecondary institutions, are practitioners and employers who emphasize the skills desired by employers. We conduct focus groups with business professionals, students, and faculty members who provide feedback on the relevancy of course work. Our objective is to gain insight from these groups so that we can develop new courses and offer relevant subject matter that reflect the changing needs of the marketplace and prepare our students for today’s workplace. In addition, the class time flexibility further benefits employers since it minimizes conflict with their employees’ work schedules.

Teaching Model and Degree Programs and Services

Domestic Postsecondary

Teaching Model

While 73% of undergraduates in 1999-2000 were in some way non-traditional, the primary mission of most accredited four-year colleges and universities is to serve traditional students and in many cases, conduct research. The teaching/learning models used by University of Phoenix were designed specifically to meet the educational needs of working learners, who seek accessibility, curriculum consistency, time and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time or have other commitments to earn their degrees and still meet their personal and professional responsibilities. Our focus on working, non-traditional, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, personal and employment counseling, health care, sports and entertainment.

University of Phoenix has campus locations and learning centers in 39 states, the District of Columbia and Puerto Rico and offers many students the flexibility to attend both on-campus and online classes. University of Phoenix online classes employ a proprietary online learning system. Online classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have learning outcomes that are consistent with the outcomes of their on-campus counterparts. All class materials are delivered electronically.

Components of our teaching/learning models at University of Phoenix for both online and on-campus classes include:

Curriculum	Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students, and employers.

Faculty	All faculty applicants participate in a rigorous selection and training process. For substantially all University of Phoenix faculty positions, the faculty member must have earned a master’s or doctoral degree from a regionally accredited institution or international equivalent and have recent professional experience in a field related to the relevant course. With courses designed to facilitate the application of knowledge and skills to the workplace, faculty members are able to share their professional knowledge and skills with the students.

Accessibility	Our academic programs may be accessed through a variety of delivery modes (electronically delivered, campus-based or a blend of both), which make our educational programs accessible and even portable, regardless of where the students work and live.

Class Schedule and Active Learning Environment	Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students (other than associate’s degree students) are enrolled in five- to eight-week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attention and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. In addition to attending class, University of Phoenix students (other than associate’s degree students) meet weekly (online or in-person) as part of a three- to five-person learning team. Learning team sessions are an integral part of each University of Phoenix course to facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects and develop communication and teamwork skills.

Our associate’s degree students attend nine week courses, offered in complementary pairs, year-round. Students and instructors interact electronically and non-simultaneously, resulting in increased access for students by allowing them to control the time and place of their participation. Courses are designed with the same standards that are applied throughout University of Phoenix.

Library and Other Learning Resource Services	Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a learning resource services research librarian.

Academic Quality	University of Phoenix has an academic quality assessment plan that measures whether the institution meets its mission and purposes. A major component of this plan is the assessment of student learning. To assess student learning, University of Phoenix measures whether graduates meet its programmatic and learning goals. The measurement is composed of the following four ongoing and iterative steps:

• preparing an annual assessment plan for academic programs;
• preparing an annual assessment result report for academic programs, based on student learning outcomes;
• implementing improvements based on assessment results; and
• monitoring effectiveness of implemented improvements.

By achieving programmatic competencies, University of Phoenix graduates are expected to become proficient in the following areas:

• critical thinking and problem solving;
• collaboration;
• information utilization;
• communication; and
• professional competence and values.

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

Academic Annual Report

In December 2009, University of Phoenix published its second Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability. The Academic Annual Report is available on the University of Phoenix website at www.phoenix.edu. University of Phoenix expects to publish its third Academic Annual Report in fiscal year 2011.

International

Teaching Model

Our international operations include full-time, part-time and distance learning courses for professional examination preparation, professional development training and various degree/certificate/diploma programs. Our international operations faculty members consist of both full-time and part-time professors. Instructional models include face-to-face and online (simultaneous and non-simultaneous) methodologies.

Degree Programs and Services

Our international operations offer bachelor’s, master’s and doctoral degrees, which include a variety of degree programs and related areas of specialization. Additionally, we offer training and published materials for qualifications in specific markets for accountancy (including tax), financial services, actuarial science, insolvency, human resources, marketing, management and law. We also provide professional development through continuing education training and supplemental skills courses primarily in the legal and finance industries.

Admissions Standards

Domestic Postsecondary

Undergraduate.  To gain admission to undergraduate programs at University of Phoenix, students must have a high school diploma or a Certificate of General Educational Development, commonly referred to as GED, and satisfy employment requirements, if applicable, for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to University of

Phoenix on a provisional status if they do not meet certain criteria. Some programs have work requirements (e.g. nursing) such that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.

In addition to the above requirements, we intend to require all prospective University of Phoenix students with less than 24 incoming credits to participate in University Orientation, beginning in November 2010. This program is a free, three-week orientation designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. Students practice using the University of Phoenix Learning System, learn techniques to be successful in college, and identify useful university services and resources.

Master’s.  To gain admission to master’s programs at University of Phoenix, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, and have relevant work and employment experience, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus.

Doctoral.  To gain admission to doctoral programs at University of Phoenix, students must generally have a master’s degree from a regionally accredited college or university, satisfy the minimum grade point average requirement, satisfy employment requirements as appropriate to the program applied for, have a laptop computer and have membership in a research library. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam.

The admission requirements for our other domestic institutions are similar to those detailed above and may vary depending on the respective program.

International

In general, postsecondary students in our international institutions must have obtained a high school or equivalent diploma from an approved school. Other requirements apply for graduate and other programs. Admissions requirements for our international institutions are appropriate for the respective markets in which we operate.

Students

University of Phoenix Degreed Enrollment

University of Phoenix Degreed Enrollment for the quarter ended August 31, 2010 was 470,800. See Overview above for a description of the manner in which we calculate Degreed Enrollment. The following table details Degreed Enrollment for the respective periods:

	Quarter Ended August 31,		%
(Rounded to the nearest hundred)	2010	2009	Change

Associate’s	200,800	201,200	(0.2)%
Bachelor’s	193,600	163,600	18.3%
Master’s	68,700	71,200	(3.5)%
Doctoral	7,700	7,000	10.0%

Total	470,800	443,000	6.3%

The following chart details quarterly Degreed Enrollment by degree type for the respective periods:

University of Phoenix New Degreed Enrollment

University of Phoenix aggregate New Degreed Enrollment for fiscal year 2010 was 371,700. See Overview above for a description of the manner in which we calculate New Degreed Enrollment. The following table details University of Phoenix aggregate New Degreed Enrollment for the respective fiscal years:

	Year Ended August 31,		%
(Rounded to the nearest hundred)	2010	2009	Change

Associate’s	187,700	191,700	(2.1)%
Bachelor’s	131,300	108,900	20.6%
Master’s	49,300	51,900	(5.0)%
Doctoral	3,400	3,300	3.0%

Total	371,700	355,800	4.5%

The following chart details quarterly New Degreed Enrollment by degree type for the respective periods:

We believe growth in University of Phoenix Degreed Enrollment in recent years is primarily attributable to the following:

•	Enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix service offerings and academic quality; and

•	Economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects. This element of our growth may diminish as the economy and the employment outlook improve in the U.S.

Partially offsetting the factors above are our efforts to better identify and enroll students who have the ability to succeed in our educational programs. Contributing to this effort are refinements in our marketing strategy, including leveraging our marketing analytics to identify and enroll those prospective students and our University Orientation pilot program.

Although University of Phoenix aggregate New Degreed Enrollment in fiscal year 2010 increased compared to fiscal year 2009, New Degreed Enrollment for the fourth quarter of fiscal year 2010 decreased 9.8% compared to the fourth quarter of fiscal year 2009. Additionally, we have recently experienced an increase in the percentage of bachelor’s degree students with fewer than 24 incoming credits in our Degreed Enrollment. We believe that the changes in our marketing approaches and the University Orientation pilot program noted above, as well as other initiatives to enhance the student experience contributed to these changes. Refer to “Strategy” above for further discussion.

University of Phoenix Student Demographics

We have a diverse student population. The following tables show the relative demographic characteristics of the students attending University of Phoenix courses in our fiscal years 2010 and 2009:

Gender	2010	2009

Female	67.7%	66.0%
Male	32.3%	34.0%

	100.0%	100.0%

Race/Ethnicity(1)	2010	2009

African-American	28.1%	27.7%
Asian/Pacific Islander	3.3%	3.6%
Caucasian	51.9%	52.2%
Hispanic	11.6%	11.6%
Native American/Alaskan	1.2%	1.3%
Other/Unknown	3.9%	3.6%

	100.0%	100.0%

(1)	Based on voluntary reporting by students. For 2010 and 2009, 66% and 69%, respectively, of the students attending University of Phoenix courses provided this information.

Age(1)	2010	2009

22 and under	12.1%	14.9%
23 to 29	32.6%	34.3%
30 to 39	32.7%	31.0%
40 to 49	16.2%	14.5%
50 and over	6.4%	5.3%

	100.0%	100.0%

(1)	Based on students included in New Degreed Enrollment.

Marketing

While there is intense demand by working learners for a quality education, not everyone realizes that there is an option to get a degree while maintaining a job, a family, and other life responsibilities. We engage in a broad range of advertising and marketing activities to educate potential students about our teaching/learning model and programs, including but not limited to online, broadcast, outdoor, print, and direct mail. We are focused on improving our perception and more precisely utilizing our different communication channels to attract students who are more likely to persist in our programs. Our marketing informs and educates students of the options they have in higher learning.

Brand

Brand advertising is intended to increase potential students’ understanding of our academic quality, innovations in 21st century post-secondary education, commitment to service, academic outcomes and achievements of our academic community. Our brand is advertised primarily through national and regional broadcast, radio and print media. Brand advertising also serves to expand the addressable market and establish brand recognition and familiarity with our schools, colleges and programs on both a national and a local basis.

Internet

Prospective students are identifying their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as our own phoenix.edu. We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. Our focused and selective Internet and non-Internet advertising activities have improved our identification of students who have the ability to succeed in our educational programs. Our owned and operated website, phoenix.edu, provides prospective students with relevant information about University of Phoenix.

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

Sponsorships and Other

University of Phoenix operates both nationally and locally. We foster community and advocacy selectively through sponsorships, advertising and event marketing to support specific activities, including local and national career events, academic lecture series, workshops focused on trends in the 21st century economy and symposiums regarding the future of education in America. In addition, we utilize direct mail to expand our local presence by targeting individuals in specific career fields in which we offer programs and degrees.

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

Competition

Domestic Postsecondary

The higher education industry is highly fragmented with no single private or public institution enjoying a significant market share. We compete primarily with traditional four and two-year degree-granting public and private regionally accredited colleges and universities. While 73% of undergraduates in 1999-2000 were in some way non-traditional, the primary mission of most accredited four-year colleges and universities is to serve traditional students and conduct research. University of Phoenix acknowledges the differences in educational needs between working learners and traditional students and provides programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.

An increasing number of colleges and universities enroll working learners in addition to the traditional 18 to 24-year-old students, and we expect that these colleges and universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. We believe that the primary factors on which we compete are the following:

•	active and relevant curriculum development that considers the needs of employers;
•	the ability to provide flexible and convenient access to programs and classes;
•	reliable and high-quality products and services;
•	comprehensive student support services;
•	breadth of programs offered;
•	the time necessary to earn a degree;
•	qualified and experienced faculty;
•	reputation of the institution and its programs;
•	the variety of geographic locations of campuses; and
•	cost of program.

In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the proprietary training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key employers of potential students.

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

In addition, BPP competes with other training providers, public and private colleges, and universities primarily in the United Kingdom. The primary factors on which BPP competes with these institutions include the following:

•	reputation of programs and classes;
•	examination success;
•	reliable and high-quality products and services;
•	qualified and experienced faculty;
•	flexible learning programs;
•	active and relevant curriculum development that considers the needs of employers;
•	relationships with employers;
•	university college status; and
•	degree awarding powers.

Employees

We believe that our employee relations are satisfactory. As of August 31, 2010, we had the following employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)

University of Phoenix	16,285	91	32,596
Apollo Global:
BPP	756	265	614
Other	1,106	16	1,610

Total Apollo Global	1,862	281	2,224
Other Schools	552	9	84
Corporate(2)	3,078	62	290

Total	21,777	443	35,194

(1)	Includes both Full-Time and Part-Time faculty. Also includes 1,268 employees included in Non-Faculty who serve in both roles.

(2)	Consists primarily of employees in executive management, information systems, accounting and finance, financial aid, marketing and corporate human resources. Also includes 501 of Insight Schools’ employees as Insight Schools was classified as held for sale and as discontinued operations beginning in fiscal year 2010.

Accreditation and Jurisdictional Authorizations

Domestic Postsecondary

Accreditation

University of Phoenix is covered by regional accreditation, which provides the following:

•	recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;
•	qualification to participate in Title IV programs (in combination with state higher education operating and degree granting authority); and
•	qualification for authority to operate in certain states.

Regional accreditation is accepted nationally as the basis for the recognition of earned credit and degrees for academic purposes, employment, professional licensure and, in some states, authorization to operate as a degree-granting institution. Under the terms of a reciprocity agreement among the six regional accrediting associations, including the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which is the primary accrediting association of University of Phoenix, representatives of each region in which a regionally accredited institution operates may participate in the evaluations for reaffirmation of accreditation of that institution by its accrediting association.

In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the U.S. Government Accountability Office (“GAO”) of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. The letter required that University of Phoenix submit a report to HLC addressing the specific GAO allegations regarding University of Phoenix and any remedial measures being undertaken in response to the GAO report. In addition, the report was required to include (i) evidence demonstrating that University of Phoenix, on a university-wide basis, currently is meeting and in the future will meet the HLC Criteria for Accreditation relating to operating with integrity and compliance with all state and federal laws, (ii) evidence that University of Phoenix has adequate systems in place which currently and in the future will assure appropriate control of all employees engaged in the recruiting, marketing or admissions process, (iii) evidence demonstrating that Apollo Group is not encouraging inappropriate behavior on the part of recruiters and is taking steps to encourage appropriate behavior, and (iv) detailed information about University of Phoenix policies, procedures and practices relating to marketing, recruiting, admissions and other related matters. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have been informed that our response will be evaluated by a special committee in early 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

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
— North Central Association of Colleges and Schools may require focused visits between comprehensive visits as part of the normal and continuing relationship.
— Business programs	— Association of Collegiate Business Schools and Programs (2007)	— Next reaffirmation visit expected in 2017, with interim focus report to be submitted by us in 2011.
— Bachelor of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	— Reaccreditation due in 2010 by Commission on Collegiate Nursing Education. On-site review has been conducted; report pending.
— Master of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	— Reaccreditation due in 2010 by Commission on Collegiate Nursing Education. On-site review has been conducted; report pending.
— Master of Counseling in Community Counseling (Phoenix and Tucson, Arizona campuses)	— Council for Accreditation of Counseling and Related Educational Programs (1995, reaffirmed in 2002 and 2010)	— Reaffirmation visit expected in 2012.
— Master of Counseling in Mental Health Counseling Salt Lake City, Utah campus	— Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010)	— Reaffirmation visit expected in 2012.
— Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	— Teacher Education Accreditation Council (reaccredited in 2007)	— Reaccreditation due in 2012.

Our other domestic institutions maintain the requisite accreditations for their respective operations.

Jurisdictional Authorizations

In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate.

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of August 31, 2010, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 39 states, Puerto Rico and the District of Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of August 31, 2010, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Mississippi, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new rules proposed by the U.S. Department of Education, we may be required to seek and obtain specific regulatory approval to operate in these states and would not be entitled to rely on available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business for further discussion regarding jurisdictional authorizations, which discussion is incorporated by this reference.

All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in Puerto Rico. University of Phoenix has obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.

Some states assert authority to regulate all degree-granting institutions if their educational programs are available to their residents, whether or not the institutions maintain a physical presence within those states. University of Phoenix and Western International University have obtained licensure in states which require such licensure and where students are enrolled.

Our other domestic institutions maintain the requisite authorizations in the jurisdictions in which they operate.

International

Our international schools must be authorized by the relevant regulatory authorities under applicable local law, which in some cases requires accreditation, as described in the chart below:

School	Accrediting Body	Operational Authority
BPP	— BPP Professional Education and BPP University College of Professional Studies operate under a number of professional body accreditations to offer training towards professional body certifications
— BPP has additional accreditations by country and/or program as necessary	— The Privy Council for the United Kingdom has designated BPP University College of Professional Studies Limited as an awarding body for qualifications (including degrees) in the United Kingdom.
— BPP University College of Professional Studies’ reauthorization will be due when its current authority expires in August 2013.
UNIACC	— Council for Higher Education (Consejo Superior de Educación) — National Commission on Accreditation (Comisión Nacional de Acreditación)	— Chilean Ministry of Education (Ministerio de Educación de Chile). — Reaccreditation due in 2011.
ULA	— Federation of Private Mexican Institutions of Higher Education (Federación de Instituciones Mexicanas Particulares de Educación Superior)	— Mexico’s Ministry of Public Education (Secretaria de Educación Pública).
— Ministry of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos).
— National Autonomous University of Mexico (Universidad Nacional Autónoma de México).

Financial Aid Programs

Domestic Postsecondary

The Higher Education Act of 1965 and the related regulations govern all higher education institutions participating in U.S. Title IV federal financial aid programs. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Financial aid under Title IV of the Higher Education Act, as reauthorized (which we refer to generally as Title IV), is awarded every academic year to eligible students. Certain types of U.S. federal student aid are awarded on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded to a student per academic year is based on many factors, including, but not limited to, program of study, grade level, Title IV annual loan limits, and financial need. We have substantially no control over the amount of Title IV student loans or grants sought by or awarded to our students. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education.

We collected the substantial majority of our fiscal year 2010 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our fiscal year 2010 total consolidated net revenue and University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below, excluding the benefit from the temporary relief for loan limit increases described below.

During fiscal year 2010, the Health Care and Education Reconciliation Act was enacted and signed into law. This legislation, among other things, eliminated the Federal Family Education Loan Program (FFELP) and requires all Title IV federal student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We completed the transition of loan origination and related servicing from the FFELP to the FDLP during the third quarter of fiscal year 2010.

Student loans are currently the most significant source of U.S. federal student aid and are administered through the FDLP. Previously, these loans also were available under the FFELP. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not need-based. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During fiscal year 2010, federal student loans (both subsidized and unsubsidized) represented approximately 79% of the gross Title IV funds received by University of Phoenix.

Federal Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2010, Pell Grants represented approximately 20% of the gross Title IV funds received by University of Phoenix. The eligibility for and maximum amount of Pell Grants have increased in each of the past three years.

Funding from student loans not provided by the federal government represented approximately 1% of cash basis revenue for eligible tuition and fees for University of Phoenix, as calculated under the 90/10 Rule, during fiscal year 2010. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

International

Government financial aid funding for students enrolled in our international institutions historically has not been widely available.

Regulatory Environment

Domestic Postsecondary

Our domestic postsecondary operations are subject to significant regulations. Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate.

The Higher Education Act, as reauthorized, and the related regulations govern all higher education institutions participating in Title IV financial aid programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	the accrediting agencies recognized by the U.S. Department of Education;
•	the federal government through the U.S. Department of Education; and
•	state higher education regulatory bodies.

To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by the U.S. Department of Education and must comply with the Higher Education Act, as reauthorized, and all applicable regulations thereunder. We have summarized below recent material activity in the regulatory environment and the most significant regulatory requirements applicable to our domestic postsecondary operations.

New Rulemaking Initiative.  In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;
•	Implementation of standards for state authorization of proprietary institutions of higher education; and
•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department has stated that its goal is to publish final rules by November 1, 2010, excluding significant sections related to gainful employment which the Department expects to publish in early 2011. The final rules, including some reporting and disclosure rules related to gainful employment described below, are expected to be effective July 1, 2011. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business for further discussion regarding the proposed rules, which discussion is incorporated by this reference.

Incentive Compensation.  A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed to constitute permissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.

In the rules proposed by the Department, these twelve safe harbors would be eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations would be defined. These changes would increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation.

In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors (reflected in the proposed rulemaking), and in order to enhance the admissions process for our students, we began considering an alternative compensation structure for our admissions personnel in early 2009. We have been developing this new structure, which complies with the Department’s proposed rule, over the past twelve months and expect to implement it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.

State Authorization.  In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of August 31, 2010, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 39 states, Puerto Rico and the District of

Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of August 31, 2010, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Mississippi, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new rules proposed by the U.S. Department of Education, we may be required to seek and obtain specific regulatory approval to operate in these states and would not be entitled to rely on available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted.

Gainful Employment.  Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. In its July 26, 2010 NPRM, the U.S. Department of Education published proposed rules that would for the first time define gainful employment, which would apply on a program-by-program basis.

Under the proposed rules, gainful employment in respect of a particular program would be defined by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on student loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV programs without restriction, may be eligible to participate with disclosure requirements, may be on restricted status and only able to participate with material restrictions (including enrollment limitations), or may be ineligible to participate.

The proposed debt service-to-income test measures the median annual student loan debt service of graduates of a program, as a percentage of their average annual earnings and/or their “discretionary income” (as defined), in each case measured over the preceding three years or, in some cases, the three years prior to the preceding three years. The proposed loan repayment test measures the loan repayment rate for former enrollees in (and not just graduates of) a program. The repayment rate is calculated as a percentage of all program enrollee Title IV loans that entered into repayment during the preceding four federal fiscal years that are in current repayment status, determined on a dollar weighted basis by reference to the original principal amount of such loans. A loan would be considered to be in current status if it has been fully repaid or debt service has been paid such that the outstanding principal balance was reduced during the most recent federal fiscal year.

The proposed rules provide for a two-year phase-in. For the award year beginning July 1, 2012, only the lowest-performing programs accounting for 5% of all graduates during the prior year would be subject to losing eligibility. The full application of the eligibility rules would commence with the award year beginning July 1, 2013.

The Department has stated that it intends to publish final rules by November 1, 2010 covering a portion of the proposed gainful employment rules. These rules would require proprietary institutions of higher education and postsecondary vocational institutions to provide prospective students with each eligible program’s graduation and job placement rates, and require colleges to provide the Department with information that will allow determination of student debt levels and incomes after program completion. Additionally, the rules would require institutions to provide certain information to the Department before new programs would be eligible to participate in Title IV programs.

The above descriptions of the proposed gainful employment rules are qualified in their entirety by the text of the proposed rules, available at http://www2.ed.gov/legislation/FedRegister/proprule/2010-3/072610a.pdf.  These proposed rules are complex and their application involves many interpretive and other issues, not all of which may be addressed in any final rulemaking.

If these rules are adopted in the form proposed, many of our programs may be ineligible for Title IV funding or restricted because they do not meet at least one of the specified tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors would hinder our ability to effectively manage our business. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. Adoption of the regulations in the form proposed could result in a significant realignment of the types of educational programs that are offered by us and by other proprietary institutions, in order to comply with the rules or, most prominently, to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

The Department has not provided access to the income and debt service information sufficient to determine the impact of these proposed gainful employment rules on our programs.

We cannot predict the form of the final rules regarding program integrity that may be adopted by the Department. Compliance with these rules in the form proposed could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

U.S. Congressional Hearings.  In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of results from a Government Accountability Office (“GAO”) review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which for-profit institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Sen. Harkin requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has stated that another in this series of hearings will be held in December 2010.

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the ability of our institutions or students to participate in Title IV programs would have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation for further discussion regarding the HELP Committee hearings, which discussion is incorporated by this reference.

The “90/10 Rule.” A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted for further discussion regarding the 90/10 Rule, which discussion is incorporated by this reference.

The 90/10 Rule percentage for University of Phoenix has increased materially over the past several fiscal years and we expect further increases in the near term. These increases are primarily attributable to the increase in student loan limits enacted by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.

The Higher Education Opportunity Act provides temporary relief from the impact of the loan limit increases by excluding from the 90/10 Rule calculation any amounts received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits. We refer to this as the “LLI relief.” The following table details the 90/10 Rule percentages for University of Phoenix and Western International University, as well as the percentages for University of Phoenix with the LLI relief, for fiscal years 2010 and 2009:

	90/10 Rule Percentages for Fiscal Years Ended August 31,
	2010		2009
	Including	Excluding	Including	Excluding
	LLI Relief	LLI Relief	LLI Relief	LLI Relief

University of Phoenix	85%	88%	83%	86%
Western International University(1)		62%		57%

(1)	We have not calculated the 90/10 Rule percentages for Western International University with the LLI relief because of its relatively low 90/10 Rule percentages.

Based on currently available information, we expect that the 90/10 Rule percentage for University of Phoenix, net of the LLI relief, will approach 90% for fiscal year 2011, principally because of the expanded eligibility for and increases in the amount of Pell Grants. We have implemented various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule calculation, they have had only limited impact to date and there is no assurance that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% in the future. We are considering other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including tuition price increases; however, we have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Based on currently available information, we do not expect the 90/10 Rule percentage for University of Phoenix, net of the LLI relief, to exceed 90% for fiscal year 2011. However, we believe that, absent a change in recent trends or the implementation of additional effective measures to reduce the percentage, the 90/10 Rule percentage for University of Phoenix is likely to exceed 90% in fiscal year 2012 due to the expiration of the LLI relief in July 2011.

We believe that the most effective long-term solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. Because of the increases in Title IV student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing pressure on their 90/10 Rule compliance. One potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90/10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV student loans and grants, requiring other sources of funding to resolve the remaining tuition balance, in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines the Department of Education’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that the Department, or Congress, will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by University of Phoenix.

Our efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations discussed below under “Student Loan Defaults” and Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, as well as the proposed gainful employment regulations discussed above under “New Rulemaking Initiative” and Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

Student Loan Defaults.  To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). Under the Higher Education Act, as reauthorized, the currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business for further discussion regarding student loan cohort default rates, which discussion is incorporated by this reference.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. Western International University implemented a 30-day delay for such disbursements in fiscal year 2007 and University of Phoenix proactively implemented a 30-day delay in fiscal year 2009.

The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2008, 2007 and 2006 were as follows:

	Two-Year Cohort Default Rates for
	Cohort Years Ended September 30,
	2008	2007	2006

University of Phoenix(1)	12.9%	9.3%	7.2%
Western International University(1)	10.7%	18.5%	27.4%
All proprietary postsecondary institutions(1)	11.6%	11.0%	9.7%

(1)	Based on information published by the U.S. Department of Education.

The University of Phoenix cohort default rates have been increasing over the past several years, largely due to the transitioning of our associate’s degree students from Western International University to University of Phoenix beginning in April 2006 and the general expansion of the University of Phoenix associate’s degree program. Student loan default rates tend to be higher in our associate’s degree student population compared to our bachelor’s and our graduate degree student populations. We expect this upward trend to intensify due to the current challenging economic climate and the continuing effect of the historical growth in our associate’s degree student population. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than the 2008 cohort, although we do not expect the rate to exceed 25%.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting with the 2009 cohort, the U.S. Department of Education will calculate both the current two-year and the new three-year cohort default rates. Beginning with the 2011 three-year cohort default rate published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements.

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

U.S. Department of Education Audits.  The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In February 2009, the U.S. Department of Education performed an ordinary course, focused program review of University of Phoenix’s policies and procedures involving Title IV programs. On December 31, 2009, University of Phoenix received the Department’s Program Review Report, which was a preliminary report of the Department’s findings. We responded to the preliminary report in the third quarter of fiscal year 2010. In June 2010, we posted a letter of credit in the amount of approximately $126 million as required by the Department’s regulations when a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students in a period covered by the review. The Department issued its Final Program Review Determination Letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review.

Of the six findings contained in the Final Program Review Determination Letter, three related to University of Phoenix’s procedures for determining student withdrawal dates and associated timing of the return of unearned Title IV funds, which averaged no more than six days outside the required timeframe in the affected sample files. There were no findings that indicated incorrect amounts of Title IV funds had been returned. In the second quarter of fiscal year 2010, we made payments totaling $0.7 million to reimburse the Department for the cost of Title IV funds associated with these findings. The remaining findings involved isolated clerical errors verifying student-supplied information and, as self-reported by University of Phoenix in 2008, the calculation of student financial need where students were eligible for tuition and fee waivers and discounts, and the use of Title IV funds for non-program purposes such as transcripts, applications and late fees.

Administrative Capability.  The Higher Education Act, as reauthorized, directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs.

Standards of Financial Responsibility.  Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The composite scores for Apollo Group, University of Phoenix and Western International University exceed 1.5.

Limits on Title IV Program Funds.  The Title IV regulations place restrictions on the types of programs offered and the amount of Title IV program funds that a student is eligible to receive in any one academic year. Only certain types of educational programs offered by an institution qualify for Title IV program funds. For students enrolled in qualified programs, the Title IV regulations place limits on the amount of Title IV program funds that a student is eligible to receive in any one academic year, as defined by the U.S. Department of Education. An academic year must consist of at least 30 weeks of instructional time and a minimum of 24 credits. Most of University of Phoenix’s and Western International University’s degree programs meet the academic year minimum definition of 30 weeks of instructional time and 24 credits. Substantially all of University of Phoenix’s degree programs qualify for Title IV program funds. The programs that do not qualify for Title IV program funds consist primarily of corporate training programs and certain certificate and continuing professional education programs. The tuition for these programs is often paid by employers.

Restricted Cash.  The U.S. Department of Education places restrictions on excess Title IV program funds collected for unbilled tuition and fees transferred to University of Phoenix, Western International University or IPD Client Institutions. If an institution holds excess Title IV program funds with student authorization, the institution must maintain, at all times, cash in an amount at least equal to the amount of funds the institution holds for students. These funds are included in restricted cash and cash equivalents in our Consolidated Balance Sheets in Item 8, Financial Statements and Supplementary Data.

Authorizations for New Locations and Programs.  University of Phoenix, Western International University and CFFP are required to have authorization to operate as degree-granting institutions in each state where they physically provide educational programs. Certain states accept accreditation as evidence of meeting minimum state standards for authorization or for exempting the institution entirely from formal state licensure or approval. Other states require separate evaluations for authorization. Depending on the state, the addition of a degree program not offered previously or the addition of a new location must be included in the institution’s accreditation and be approved by the appropriate state authorization agency. University of Phoenix, Western International University and CFFP are currently authorized to operate or have confirmed an exemption to operate based upon their accreditation in all states in which they have physical locations and in all states in which they operate and in which separate licensure is required for their distance education programs.

Under new rules proposed by the U.S. Department of Education, we may be required to seek and obtain specific regulatory approval to operate in states in which University of Phoenix is qualified to operate without specific state regulatory approval, and would not be entitled to rely on available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business for further discussion regarding authorizations for new locations and programs, which discussion is incorporated by this reference.

University of Phoenix, Western International University and CFFP also must obtain the prior approval of The Higher Learning Commission before expanding into new locations to conduct instructional activities. In addition, The Higher Learning Commission has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business for further discussion regarding The Higher Learning Commission.

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

The Department has adopted the change of ownership and control standards used by the U.S. federal securities laws for institutions owned by publicly-held corporations. If a change of ownership and control occurs that requires us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, University of Phoenix and/or Western International University may become ineligible to participate in Title IV programs until recertified by the Department. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP are presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant payments may be impaired. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership, The Higher Learning Commission may seek to evaluate the effect of such a change on the continuing operations of University of Phoenix, Western International University and CFFP.

New U.S. Department of Education Reporting and Disclosure Requirements.  The Higher Education Opportunity Act includes various provisions aimed at the rising cost of postsecondary education and other efforts for more transparency. Beginning July 1, 2011, the U.S. Department of Education will publish national lists disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage cost increases. In addition, all Title IV eligible institutions will be required to disclose their plans for academic program improvement, institutional policies and sanctions related to the unauthorized distribution of copyrighted material, retention rates, placement information, completion and graduation rates and campus/student safety awareness provisions.

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

Risks Related to the Control Over Our Voting Stock

Our Class A common stock has no voting rights. Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders, which may have an adverse effect on the trading price of our Class A common stock and may discourage a takeover.

Dr. John G. Sperling, our Executive Chairman of the Board and Founder, controls approximately 51% of our only class of voting securities, the Apollo Group Class B common stock. Dr. Sperling’s son, Mr. Peter Sperling, the Vice Chairman of our board of directors, controls the remainder of our Class B common stock. Dr. Sperling and Mr. Sperling together control the election of all members of our Board of Directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Apollo Group Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders. In the event of Dr. Sperling’s passing, control of the John Sperling Voting Stock Trust, which holds a majority of the outstanding Apollo Group Class B common stock, will be exercised by a majority of three successor trustees: Mr. Sperling, Terri Bishop, who is employed by and is a Director of Apollo, and Darby Shupp, an employee of an entity affiliated with Dr. Sperling. No assurances can be given that the Apollo Group Class B shareholders will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders. In addition, the control of a majority of our voting stock by Dr. Sperling makes it impossible for a third party to acquire voting control of us without Dr. Sperling’s consent.

We are a “Controlled Company” as defined in Rule 5615(c)(1) of the NASDAQ Listing Rules, because more than 50% of the voting power of Apollo Group is held by the John Sperling Voting Stock Trust. As a consequence, we are exempt from certain requirements of NASDAQ Listing Rule 5605, including that:

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

The charters for the Compensation, Audit and Nominating and Governance Committees have been adopted by the Board of Directors and are available on our website, www.apollogrp.edu. These charters provide, among other items, that each member must be independent as such term is defined by the rules of the NASDAQ Stock Market LLC and the Securities and Exchange Commission.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant programs may be impaired.

A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. The Department has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or a change in the identity of a controlling shareholder of Apollo Group, University of Phoenix and/or Western International University may cease to be eligible to participate in Title IV programs until recertified by the Department. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in the Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP is presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change of ownership or control. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership of Apollo Group, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on the continuing operations of University of Phoenix, Western International University and CFFP.

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

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on University of Phoenix and Western International University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). We collected the substantial majority of our fiscal year 2010 total consolidated net revenue from receipt of Title IV financial aid program funds. University of Phoenix represented approximately 91% of our fiscal year 2010 total consolidated net revenue and University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from receipt of Title IV financial aid program funds excluding temporary relief.

These regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, branching and classroom locations, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the U.S. federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the U.S. Department of Education; and (3) state higher education regulatory bodies.

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

From time to time, we identify inadvertent compliance deficiencies that we must address and, where appropriate, report to the U.S. Department of Education. Such reporting, even in regard to a minor compliance issue, could result in a more significant compliance review by the Department or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address. If the Department concluded that these reported deficiencies reflect a lack of administrative capability, we could be subject to additional sanctions or even lose our eligibility to participate in Title IV programs. See A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, below.

If we are found not to be in compliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

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

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department does not agree with plaintiff’s theory of liability.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of proprietary institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department has stated that its goal is to publish final rules by November 1, 2010, excluding significant sections related to gainful employment which the Department expects to publish in early 2011. The final rules, including some reporting and disclosure rules related to gainful employment described below, are expected to be effective July 1, 2011.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed to constitute permissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.

In the rules proposed by the Department, these twelve safe harbors would be eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations would be defined. These changes would increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation.

In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors (reflected in the proposed rulemaking), and in order to enhance the admissions process for our students, we began considering an alternative compensation structure for our admissions personnel in early 2009. We have been developing this new structure, which complies with the Department’s proposed rule, over the past twelve months and expect to implement it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.

We expect that this change in our approach to recruiting, with reduced emphasis on enrollment and increased emphasis on improving the student experience, will adversely impact our enrollment rates, particularly in the near-term, and increase our operating costs, perhaps materially. We believe this is in the best interests of our students and it is consistent with our on-going efforts to lead the industry in addressing the concerns of the Department and others, including members of Congress, about admissions practices in the proprietary sector. We anticipate that this increased cost and the impact on our revenue from reduced enrollment will be offset partly by the benefits realized from improved student retention. However, we are not able to precisely predict the impact.

The elimination of the existing twelve safe harbors also could affect the manner in which we conduct our business in the following additional ways:

•	Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. If this type of revenue sharing becomes impermissible, we would need to modify IPD’s business model so as to comply with the new requirements, which could materially and adversely affect this business. IPD’s net revenue and operating income represent less than 2% of our consolidated net revenue and operating income.

•	We pay various third parties for Internet-based services related to lead generation and marketing. As proposed, payments to a third party for providing student contact information for prospective students would still be permissible, provided that such payments are not based on the number of students who apply or enroll. If this regulation is adopted in the form proposed by the Department, it could reduce our ability to manage the quality of our leads and decrease our marketing efficiency, which could materially increase our marketing costs and adversely affect our business.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of August 31, 2010, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 39 states, Puerto Rico and the District of Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of August 31, 2010, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Mississippi, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new rules proposed by the U.S. Department of Education, we may be required to seek and obtain specific regulatory approval to operate in these states and would not be entitled to rely on available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. Complicating this is the fact that the State of California, the state in which we conduct the most business by revenue, currently does not have a process for regulating educational institutions such as University of Phoenix. As a result, the manner in which the Department’s proposed regulation will apply to our business in California, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

Gainful Employment

Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. In its July 26, 2010 NPRM, the U.S. Department of Education published proposed rules that would for the first time define gainful employment, which would apply on a program-by-program basis.

Under the proposed rules, gainful employment in respect of a particular program would be defined by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on student loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV programs without restriction, may be eligible to participate with disclosure requirements, may be on restricted status and only able to participate with material restrictions (including enrollment limitations), or may be ineligible to participate.

The proposed debt service-to-income test measures the median annual student loan debt service of graduates of a program, as a percentage of their average annual earnings and/or their “discretionary income” (as defined), in each case measured over the preceding three years or, in some cases, the three years prior to the preceding three years. The proposed loan repayment test measures the loan repayment rate for former enrollees in (and not just graduates of) a program. The repayment rate is calculated as a percentage of all program enrollee Title IV loans that entered into repayment during the preceding four federal fiscal years that are in current repayment status, determined on a dollar weighted basis by reference to the original principal amount of such loans. A loan would be considered to be in current status if it has been fully repaid or debt service has been paid such that the principal was reduced during the preceding federal fiscal year.

Under the proposed tests, if a program’s median annual student loan debt service is less than 8% of average annual earnings or less than 20% of average annual discretionary income, and the program’s loan repayment rate is at least 45%, the program would be eligible to participate in Title IV programs with no new disclosure requirements. If a program’s median annual student loan debt service is above 12% of average annual earnings and above 30% of average annual discretionary income based on the preceding three years, and the program’s loan repayment rate is below 35%, the program would be ineligible to participate in Title IV programs. Programs with test results between these two extremes would, depending on the precise test outcomes, either be eligible to participate with disclosure requirements, or be placed on restricted status and only eligible to participate with material restrictions (including enrollment limitations).

The proposed rules provide for a two-year phase-in. For the award year beginning July 1, 2012, only the lowest-performing programs accounting for 5% of all graduates during the prior year would be subject to losing eligibility. The full application of the eligibility rules would commence with the award year beginning July 1, 2013.

The Department has stated that it intends to publish final rules by November 1, 2010 covering a portion of the proposed gainful employment rules. These rules would require proprietary institutions of higher education and postsecondary vocational institutions to provide prospective students with each eligible program’s graduation and job placement rates, and require colleges to provide the Department with information that will allow determination of student debt levels and incomes after program completion. Additionally, the rules would require institutions to provide certain information to the Department before new educational programs would be eligible to participate in Title IV programs, including five year enrollment projections and documentation from employers not affiliated with the institution that the new program’s curriculum aligns with recognized occupations at those employers’ businesses and that there are projected job vacancies or expected demand for such occupations at those businesses.

The above descriptions of the proposed gainful employment rules are qualified in their entirety by the text of the proposed rules, available at http://www2.ed.gov/legislation/FedRegister/proprule/2010-3/072610a.pdf. These proposed rules are complex and their application involves many interpretive and other issues, not all of which may be addressed in any final rulemaking.

If these rules are adopted in the form proposed, many of our programs may be ineligible for Title IV funding or restricted because they do not meet at least one of the specified tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors would hinder our ability to effectively manage our business. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. Adoption of the regulations in the form proposed could result in a significant realignment of the types of educational programs that are offered by us and by other proprietary institutions, in order to comply with the rules or, most prominently, to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

The Department has not provided access to the income and debt service information sufficient to determine the impact of these proposed gainful employment rules on our programs. In August 2010, the Department published estimated loan repayment rates for all educational institutions participating in Title IV programs, determined on an institution-wide basis. The reported estimated rate for University of Phoenix was 44.2%. The actual application of the proposed loan repayment rate test would be done on a program-by-program basis and, therefore, the estimated rate for the institution is only a general guide for informational purposes.

We cannot predict the form of the final rules regarding program integrity that may be adopted by the Department. Compliance with these rules in the form proposed could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to result from subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) released a report, entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. The results of a portion of this review by the GAO were reported at a HELP Committee hearing on August 4, 2010, entitled, “For Profit Schools: The Student Recruitment Experience.” Sen. Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Sen. Harkin has stated that the recently proposed regulations by the Department of Education regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Sen. Harkin requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Sen. Harkin has stated that another in this series of hearings will be held in December 2010.

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but it is unlikely that private sources would be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.

A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department.

The 90/10 Rule percentage for University of Phoenix has increased materially over the past several fiscal years and we expect further increases in the near term. These increases are primarily attributable to the following factors:

•	Increased student loan limits. The Ensuring Continued Access to Student Loans Act of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associate’s and bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits has increased the amount of Title IV program funds available to and used by our students to pay tuition, fees and other costs, which has increased the proportion of our revenue deemed to be from Title IV programs.

•	Increase in Pell Grants. The eligibility for and maximum amount of Pell Grants have increased in each of the past three years. In addition, the Higher Education Opportunity Act of 2008 further increased the availability of Pell Grants by permitting additional disbursements for students who are continuously enrolled. These changes further increase the amount of Title IV program funds available to and used by our students to pay tuition, fees and other costs, which, in turn, has further increased the proportion of our revenue deemed to be from Title IV programs.

The Higher Education Opportunity Act provides temporary relief from the impact of the loan limit increases by excluding from the 90/10 Rule calculation any amounts received between July 1, 2008 and June 30, 2011 that are attributable to the increased annual loan limits. We refer to this as the “LLI relief.” The following table details the 90/10 Rule percentages for University of Phoenix and Western International University, as well as the percentages for University of Phoenix with the LLI relief, for fiscal years 2010 and 2009:

	90/10 Rule Percentages for Fiscal Years Ended August 31,
	2010		2009
	Including	Excluding	Including	Excluding
	LLI Relief	LLI Relief	LLI Relief	LLI Relief

University of Phoenix	85%	88%	83%	86%
Western International University(1)		62%		57%

(1)	We have not calculated the 90/10 Rule percentages for Western International University with the LLI relief because of its relatively low 90/10 Rule percentages.

Based on currently available information, we expect that the 90/10 Rule percentage for University of Phoenix, net of the LLI relief, will approach 90% for fiscal year 2011, principally because of the expanded eligibility for and increases in the amount of Pell Grants. We have implemented various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule calculation, they have had only limited impact to date and there is no assurance that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% in the future. We are considering other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including tuition price increases; however, we have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Based on currently available information, we do not expect the 90/10 Rule percentage for University of Phoenix, net of the LLI relief, to exceed 90% for fiscal year 2011. However, we believe that, absent a change in recent trends or the implementation of additional effective measures to reduce the percentage, the 90/10 Rule percentage for University of Phoenix is likely to exceed 90% in fiscal year 2012 due to the expiration of the LLI relief in July 2011.

We believe that the most effective long-term solution to address the increasing 90/10 Rule percentage is a change in the 90/10 Rule itself. Because of the increases in Title IV student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing pressure on their 90/10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90/10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV student loans and grants, requiring other sources of funding to resolve the remaining tuition balance, in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines the Department of Education’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that the Department, or Congress, will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by University of Phoenix.

Our efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the proposed gainful employment regulations and the cohort default rate regulations discussed under Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business, above, and An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, below.

An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the Department approximately 12 months after the end of the measuring period. Thus, in September 2010 the Department published the cohort default rates for the 2008 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2008 and defaulted prior to September 30, 2009. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. Western International University implemented a 30-day delay for such disbursements in fiscal year 2007 and University of Phoenix proactively implemented a 30-day delay in fiscal year 2009. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

The cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2008, 2007 and 2006 were as follows:

	Two-Year Cohort Default Rates for
	Cohort Years Ended September 30,
	2008	2007	2006

University of Phoenix(1)	12.9%	9.3%	7.2%
Western International University(1)	10.7%	18.5%	27.4%
All proprietary postsecondary institutions(1)	11.6%	11.0%	9.7%

(1)	Based on information published by the U.S. Department of Education.

The University of Phoenix cohort default rates have been increasing over the past several years, largely due to the transitioning of our associate’s degree students from Western International University to University of Phoenix beginning in April 2006 and the general expansion of the University of Phoenix associate’s degree program. Student loan default rates tend to be higher in our associate’s degree student population compared to our bachelor’s and our graduate degree student populations. We expect this upward trend to intensify due to the current challenging economic climate and the continuing effect of the historical growth in our associate’s degree student population. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than the 2008 cohort, although we do not expect the rate to exceed 25%.

We have implemented initiatives to mitigate the increased risk of student loan defaults for University of Phoenix and Western International University students. We have engaged outside resources to assist the students who are at risk of default. These resources contact students and offer assistance, which includes providing students with specific loan repayment information, lender contact information and attempts to transfer these students to the lender to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate.

The July 2010 elimination of the Federal Family Education Loan Program (FFELP), under which private lenders originated and serviced federally guaranteed student loans, and the migration of all federal student loans to the Federal Direct Loan Program, under which the federal government lends directly to students, could adversely impact loan repayment rates and our cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.

If our student loan default rates approach the limits detailed above, we may be required to increase our efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, there can be no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.

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

The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. The trial three-year cohort default rates for prior periods are as follows:

	Three-Year Cohort Default Rates for
	Cohort Years Ended September 30,
	2007	2006	2005

University of Phoenix	15.9%	10.3%	11.4%
Western International University	26.5%	36.9%	28.7%
All proprietary postsecondary institutions	17.8%	15.2%	12.0%

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.

University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, one of the six regional accrediting agencies recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the U.S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs.

If the U.S. Department of Education ceased to recognize HLC for any reason, University of Phoenix and Western International University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the Office of Inspector General of the U.S. Department of Education (“OIG”) requested that the U.S. Department of Education review the appropriateness of the U.S. Department of Education’s recognition of HLC as an accrediting body, following the OIG’s unfavorable review of HLC’s initial accreditation of a non-traditional, proprietary postsecondary educational institution. We cannot predict the outcome of the U.S. Department of Education’s review of HLC’s recognition. HLC accredits over 1,000 colleges and universities, including some of the most highly regarded universities in the U.S.

Regardless of the outcome of the U.S. Department of Education’s review of HLC, the focus by the OIG and the U.S. Department of Education on the process pursuant to which HLC accredited a non-traditional, proprietary postsecondary educational institution may make the accreditation review process more challenging for University of Phoenix and Western International University when they undergo their normal HLC accreditation review process in the future or in connection with programmatic or location expansion.

In addition, in August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the U.S. Government Accountability Office (“GAO”) of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. The letter required that University of Phoenix submit a report to HLC addressing the specific GAO allegations regarding University of Phoenix and any remedial measures being undertaken in response to the GAO report. In addition, the report was required to include (i) evidence demonstrating that University of Phoenix, on a university-wide basis, currently is meeting and in the future will meet the HLC Criteria for Accreditation relating to operating with integrity and compliance with all state and federal laws, (ii) evidence that University of Phoenix has adequate systems in place which currently and in the future will assure appropriate control of all employees engaged in the recruiting, marketing or admissions process, (iii) evidence demonstrating that Apollo Group is not encouraging inappropriate behavior on the part of recruiters and is taking steps to encourage appropriate behavior, and (iv) detailed information about University of Phoenix policies, procedures and practices relating to marketing, recruiting, admissions and other related matters. We submitted the response to the HLC on September 10, 2010 and subsequently received a request for additional information. We have been informed that our response will be evaluated by a special committee in early 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

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

Our business could be harmed if we experience a disruption in our ability to process student loans because of the phase-out of Family Education Loan Program loans and the corresponding transition to direct student loans under the Federal Direct Loan Program.

We collected the substantial majority of our fiscal year 2010 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federally guaranteed student loans under the Federal

Family Education Loan Program (FFELP). FFELP loans, which were originated by private lenders, were phased out as of July 1, 2010 pursuant to the federal Health Care and Education Reconciliation Act passed by Congress in March 2010. As of July 1, 2010, all new Title IV student loans are administered under the Federal Direct Loan Program (FDLP), in which the federal government lends directly to students. We completed the transition of loan origination and related servicing from the FFELP to the FDLP during the third quarter of fiscal year 2010.

Because all Title IV student loans are now processed under the FDLP, any processing disruptions by the U.S. Department of Education may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department to process the increased volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

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

On June 9, 2010, we posted a letter of credit in the amount of approximately $126 million as required to comply with the Department’s standards of financial responsibility. The Department’s regulations require institutions to post a letter of credit where a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students in a period covered by the review. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012.

Of the six findings contained in the Final Program Review Determination Letter, three related to University of Phoenix’s procedures for determining student withdrawal dates and associated timing of the return of unearned Title IV funds, which averaged no more than six days outside the required timeframe in the affected sample files. There were no findings that indicated incorrect amounts of Title IV funds had been returned. In the second quarter of fiscal year 2010, we made payments totaling $0.7 million to reimburse the Department for the cost of Title IV funds associated with these findings.

The remaining findings involved isolated clerical errors verifying student-supplied information and, as self-reported by University of Phoenix in 2008, the calculation of student financial need where students were eligible for tuition and fee waivers and discounts, and the use of Title IV funds for non-program purposes such as transcripts, applications and late fees. See U.S. Department of Education Audits and Other Matters in Note 19, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

University of Phoenix, Western International University and CFFP are authorized to operate and to grant degrees by the applicable state agency of each state where such authorization is required and where we maintain a campus, or are exempt from such regulatory authorization usually based on recognized accreditation. In addition, several states require University of Phoenix and Western International University to obtain separate authorization for the delivery of distance education to residents of those states. Compliance with these state requirements is also necessary for students in the respective states to participate in Title IV programs. The loss of such authorization in one or more states would render students resident in those states ineligible to participate in Title IV programs and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business. In addition, under new rules proposed by the U.S. Department of Education, we may be required to seek and obtain specific regulatory approval to operate in certain states in which we are currently exempt from state authorization, and would not be entitled to rely on available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. See Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business, above.

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

The U.S. Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. These criteria require, among other things, that the institution:

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

Furthermore, to participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV programs. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The composite scores for Apollo Group, University of Phoenix and Western International University exceed 1.5.

If our schools eligible to participate in Title IV programs fail to maintain administrative capability or financial responsibility, as defined by the Department, those schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Limitations on, or termination of, participation in Title IV programs as a result of the failure to demonstrate administrative capability or financial responsibility would limit students’ access to Title IV program funds, which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business, financial condition, results of operations and cash flows.

If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs and could not conduct our business as it is currently conducted.

University of Phoenix and Western International University are eligible and certified to participate in Title IV programs. University of Phoenix was recertified for Title IV programs in November 2009 and its current certification expires in December 2012. Western International University was recertified in May 2010 and its current certification expires in September 2014.

Generally, the recertification process includes a review by the Department of the institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories. The Department could limit, suspend or terminate an institution’s participation in Title IV programs for violations of the Higher Education Act, as reauthorized, or Title IV regulations.

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

When we acquire an institution, we must seek approval from the U.S. Department of Education, if the acquired institution participates in Title IV programs, and from most applicable state agencies and accrediting agencies because an acquisition is considered a change of ownership or control of the acquired institution under applicable regulatory standards. A change of ownership or control of an institution under the Department’s standards can result in the temporary suspension of the institution’s participation in the Title IV programs unless a timely and materially complete application for recertification is filed with the Department and the Department issues a temporary provisional certification. If we are unable to obtain approvals from the state agencies, accrediting agencies or Department for any institution we may acquire in the future, depending on the size of that acquisition, such a failure to obtain approval could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will be subject to sanctions if we fail to properly calculate and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act, as reauthorized, and U.S. Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, we will be subject to sanctions imposed by the U.S. Department of Education, which could increase our cost of regulatory compliance and adversely affect our business, financial condition, results of operations and cash flows.

If IPD’s client institutions are sanctioned due to non-compliance with Title IV requirements, our business could be responsible for any resulting fines and penalties.

Our subsidiary, Institute for Professional Development, Inc. (“IPD”) provides to its client institutions numerous consulting and administrative services, including services that involve the handling and receipt of Title IV funds. As a result of this, IPD may be jointly and severally liable for any fines, penalties or other sanctions imposed by the U.S. Department of Education on the client institution for violation of applicable Title IV regulations, regardless of the degree of fault, if any, on IPD’s part. The imposition of such fines, penalties or other sanctions could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.

The increasing popularity and use of the Internet and other online services has led to and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Non-U.S. Operations

Our non-U.S. operations are subject to regulatory requirements of the applicable countries in which we operate, and our failure to comply with these requirements may result in substantial monetary liabilities, fines and penalties and a loss of authority to operate.

We operate physical and online educational institutions in the United Kingdom, Europe, Canada, Chile, Mexico, and elsewhere, and are actively seeking further expansion in other countries. Our operations in each of the relevant foreign jurisdictions are subject to educational and other regulations, which may differ materially from the regulations applicable to our U.S. operations.

Risks Related to Our Business

Ongoing and contemplated changes to our business may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.

Our ability to sustain our rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain students, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, it cannot be assured that we will have adequate capacity to accommodate substantial growth or that we will be able to manage further growth effectively. Failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

In order to increase our focus on improving the student experience and attracting students who are more likely to persist in our programs, we have recently implemented or plan to implement various measures that are likely to adversely affect our growth and profitability, at least in the near term, including the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Transitioning our marketing approaches to more effectively identify students who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. After piloting the program for the past year, we plan to implement this policy university-wide in November 2010; and

•	Better aligning our enrollment, admissions and other employees to our students’ success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment factors in our admissions personnel compensation structure effective September 1, 2010. See Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business, above.

Each of these changes could adversely impact our business, especially in the near term. In combination, these changes may have a more pronounced adverse impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our business may be adversely affected by a further economic slowdown in the U.S. or abroad or by an economic recovery in the U.S.

The U.S. and much of the world economy are experiencing difficult economic circumstances. We believe the recent economic downturn in the U.S., particularly the continuing high unemployment rate, has contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve job security or reemployment prospects. This effect cannot be quantified. However, to the extent that the economic downturn and the associated unemployment have increased demand for our programs, an improving economy and increased employment may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. This reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows. Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees, which could adversely impact our enrollment. In addition, worsening economic and employment conditions could adversely affect the ability or willingness of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate and require increased time, attention and resources to manage these defaults, which could have a material adverse effect on our business. See Risks Related to the Highly Regulated Industry in Which We Operate — Student loan defaults could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, above.

If we are unable to successfully conclude pending litigation and governmental inquiries, our business, financial condition, results of operations and cash flows could be adversely affected.

We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in various lawsuits.

In August 2008, the U.S. District Court for the District Court of Arizona vacated a judgment for damages against us in a securities class action lawsuit, and the plaintiffs appealed to the Ninth Circuit Court of Appeals. In connection with this judgment, we initially estimated in the second quarter of fiscal year 2008 that our loss would range from $120 million to $216 million and we recorded a charge for estimated damages at the midpoint of $168 million, which we reversed in the fourth quarter of fiscal year 2008 when the trial court vacated the judgment. On June 23, 2010, the Court of Appeals reversed the District Court’s ruling in our favor and ordered the District Court to enter judgment against us in accordance with the jury verdict. We intend to petition the U.S. Supreme Court for review of the Court of Appeals’ decision, but historically very few of such petitions are granted. While we are seeking Supreme Court review, the judgment in the District Court is stayed. If our petition to the Supreme Court is not granted and we return to the District Court for post-trial proceedings on class claims and an award of damages, we believe that the actual amount of damages will not be known until all court proceedings have been completed and eligible members of the class present the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. During the fourth quarter of fiscal year 2010, we recorded a $0.9 million charge for incremental post-judgment interest.

On August 16, 2010, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Douglas N. Gaer naming us, John G. Sperling, Gregory W. Cappelli, Charles B. Edelstein, Joseph L. D’Amico, Brian L. Swartz and Gregory J. Iverson as defendants for allegedly making false and misleading statements regarding our business practices and prospects for growth. That complaint asserts a putative class period stemming from December 7, 2009 to August 3, 2010. A substantially similar complaint was also filed in the same court by John T. Fitch on September 23, 2010 making similar allegations against the same defendants for the same purported class period. Finally, on October 4, 2010, another purported securities class action complaint was filed in the same court by Robert Roth against the same defendants as well as Brian Mueller, Terri C. Bishop and Peter V. Sperling based upon the same general set of allegations, but with a defined class period of February 12, 2007 to August 3, 2010. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 15, 2010, three additional parties filed motions to consolidate the related actions and be appointed the lead plaintiff. Two of the proposed lead plaintiffs identify themselves as the “Apollo Institutional Investors Group” and the first consists of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank. The second “Apollo Institutional Investors Group” consists of IBEW Local 640 and Arizona Chapter NECA Pension Trust Fund and the City of Birmingham Retirement and Relief System. The third proposed lead plaintiff is the Puerto Rico Government Employees and Judiciary Retirement System Administration. We have not yet responded to these complaints and anticipate that pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed.

We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and employment matters. Refer to Note 19, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and HLC may increase our risk of claims by shareholders.

We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse termination in any of these matters could also materially and adversely affect our licenses, accreditation, and eligibility to participate in Title IV programs.

We are subject to the oversight of the Securities and Exchange Commission and other regulatory agencies, and investigations by these agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.

As a result of this government regulation and oversight, we may be subject to legal and administrative proceedings. For example, in October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that it had commenced an informal inquiry into our revenue recognition practices. Based on the information and documents that the Securities and Exchange Commission has requested from us and/or from our auditors, which relate to our revenue recognition practices and other matters, including our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, the eventual scope, duration and outcome of the current inquiry cannot be determined at this time. However, we have devoted substantial time and incurred substantial legal and other expenses in connection with this inquiry and we may have to devote additional time and incur additional expenses in the future. The costs of responding to, and the publicity surrounding investigations or enforcement actions by the Securities and Exchange Commission or the Department of Justice, even if ultimately resolved favorably for us, could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our financial performance depends on our ability to continue to develop awareness among, and enroll and retain students; recent adverse publicity may negatively impact demand for our programs.

Building awareness of our schools and the programs we offer is critical to our ability to attract prospective students. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected. It is also critical to our success that we convert these prospective students to enrolled students in a cost-effective manner and that these enrolled students remain active in our programs.

Recently, the proprietary postsecondary education sector has been, and it remains, under intense regulatory and other scrutiny which has led to media attention that in many instances has portrayed the sector in an unflattering light. This negative media attention may cause some prospective students to choose educational alternatives outside of the proprietary sector or may cause them to choose proprietary alternatives other than University of Phoenix, either of which could negatively impact our new enrollments.

Some of the additional factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	regulatory investigations that may damage our reputation;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general;

•	litigation that may damage our reputation;

•	inability to continue to recruit, train and retain quality faculty;

•	student or employer dissatisfaction with the quality of our services and programs;

•	student financial, personal or family constraints;

•	tuition rate reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education.

If one or more of these factors reduces demand for our programs, our enrollment could be negatively affected or our costs associated with each new enrollment could increase, or both, either of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

If the proportion of our students who enroll with, and accumulate, fewer than 24 credits continues to increase, we may experience increased cost and reduced profitability.

In recent years, a substantial proportion of our overall growth has arisen from the increase in associate’s degree students enrolled in University of Phoenix. As a result of this, the proportion of our Degreed Enrollment composed of associate’s degree students has increased and may continue to increase in the future. We have experienced certain adverse effects from this shift, such as an increase in our student loan cohort default rate. Although the proportion of our Degreed Enrollment composed of associate’s degree students decreased in the fourth quarter of fiscal year 2010, Degreed Enrollment included an increased number of bachelor’s degree students with fewer than 24 incoming credits, which may contribute to a continued increase in our student loan cohort default rate. If the proportion of students with fewer than 24 incoming credits continues to increase in the future, we may experience additional consequences, such as higher cost per New Degreed Enrollment, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rule, more limited ability to implement tuition price increases and other effects that may adversely affect our business, financial condition, results of operations and cash flows.

System disruptions and security threats to our computer networks could have a material adverse effect on our business.

The performance and reliability of our computer network infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. Any computer system error or failure, regardless of cause, could result in outages that disrupt our online and on-ground operations. We have only limited redundancies in our core computer and network infrastructure, which is concentrated in a single geographic area. Because we do not have real-time comprehensive redundancies in our IT infrastructure, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere. An event such as this may require equipping and restoring activities that could take up to several weeks to complete. The disruption from such an event could significantly impact our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows, and could adversely affect our compliance with applicable regulations and accrediting body standards.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As part of our growth strategy, we are actively considering acquisition opportunities in the U.S. and worldwide. We have acquired and expect to acquire additional proprietary educational institutions that complement our strategic direction, some of which could be material. Any acquisition involves significant risks and uncertainties, including:

•	inability to successfully integrate the acquired operations, including the information technology systems, into our institutions and maintain uniform standards, controls, policies and procedures;

•	inability to successfully operate and grow the acquired businesses, including, with respect to BPP, risks related to:

•	damage to BPP’s reputation, including as a result of unfavorable public opinion in the United Kingdom regarding proprietary schools and ownership of BPP by a U.S. company;

•	uncertainty of future enrollment, relating to BPP’s newly established Business School, reduced demand for professional degrees, changes in the content of or procedures for professional examinations or other factors;

•	BPP’s large fixed cost base; and

•	uncertainty regarding reauthorization criteria for BPP University College’s degree awarding powers;

•	distraction of management’s attention from normal business operations;

•	challenges retaining the key employees of the acquired operation;

•	operating, market or other challenges causing operating results to be less than projected;

•	expenses associated with the acquisition;

•	challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act; and

•	unidentified issues not discovered in our due diligence process, including commitments and/or contingencies.

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our business, financial condition, results of operations and cash flows, especially if the cash flows associated with any acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to further write down the carrying value of goodwill and/or other intangible assets associated with any of our reporting units in the future.

We review our goodwill and other indefinite-lived intangible asset balances for impairment on at least an annual basis through the application of a fair-value-based test. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. We recorded the following goodwill and other intangible asset impairments during fiscal year 2010:

•	a $9.4 million charge for Insight Schools’ goodwill in the second quarter, which is included in discontinued operations;

•	an $8.7 million charge for ULA’s goodwill in the third quarter;

•	a $156.3 million charge for BPP’s goodwill in the fourth quarter; and

•	a $19.6 million charge for BPP’s other intangibles in the fourth quarter.

For further discussion of these items, see Note 9, Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data.

If our estimates or related assumptions change in the future, we may be required to record additional non-cash impairment charges for these assets. In the future, if we are required to significantly write down the carrying value of goodwill and/or other intangible assets associated with any of our reporting units, our operating results and the market price of our common stock may be materially adversely affected.

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

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule calculation by increasing the proportion of the affected students’ funding needs satisfied by Title IV programs. This could negatively impact or increase the cost of our compliance with the 90/10 Rule, as discussed under the Risk Factor, “Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high,” above.

Our principal credit agreement limits our ability to take various actions.

Our principal credit agreement limits our ability to take various actions, including paying dividends, repurchasing shares and acquiring and disposing of assets or businesses. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our shareholders. Our principal credit agreement also requires us to satisfy specified financial and non-financial covenants, including covenants relating to regulatory compliance. A breach of any covenants contained in our credit agreement would result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our educational institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy, and the increased availability and use of portable data devices by our employees and students increases the risk of unintentional disclosure of personal information. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.

Postsecondary education in our existing and new market areas is highly competitive. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and other resources than we have. Our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to proprietary institutions. In addition, many of our competitors have begun to offer distance learning and other online education programs. As the online and distance learning segment of the postsecondary education market matures, the intensity of the competition we face will increase further. This intense competition could adversely affect our business, financial condition, results of operations and cash flows.

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

As part of our growth strategy, through Apollo Global, Inc., our consolidated majority-owned subsidiary, we have acquired additional universities outside the U.S. and we intend to actively pursue further acquisitions. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	complexity of operations across borders;

•	compliance with foreign regulatory environments;

•	currency exchange rate fluctuations;

•	monetary policy risks, such as inflation, hyperinflation and deflation;

•	price controls or restrictions on exchange of foreign currencies;

•	potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	expropriation of assets by local governments;

•	multiple and possibly overlapping and conflicting tax laws;

•	compliance with anti-corruption regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	potential unionization of employees under local labor laws and local labor laws that make it more expensive and complex to negotiate with, retain or terminate employees;

•	greater difficulty in utilizing and enforcing our intellectual property and contract rights;

•	failure to understand the local culture and market;

•	limitations on the repatriation of funds; and

•	acts of terrorism and war, epidemics and natural disasters.

We may experience movements in foreign currency exchange rates which could adversely affect our operating results.

We report revenues, costs and earnings in U.S. dollars. Exchange rates between the U.S. dollar and the local currency in the countries where we operate are likely to fluctuate from period to period. Because consolidated financial results are reported in U.S. dollars, we are subject to the risk of translation losses for reporting purposes. When the U.S. dollar appreciates against the applicable local currency in any reporting period, our consolidated operating results are adversely impacted due to translation.

As we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are also subject to the risk of transaction losses. Given the volatility of exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or translation risks. Fluctuations in foreign currency exchange rates could have a material adverse affect on our business, financial condition, results of operations and cash flows.

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

We may have unanticipated tax liabilities that could adversely impact our results of operations and financial condition.

We are subject to multiple types of taxes in the U.S., United Kingdom and various other foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. In addition, changes in tax laws, regulations, or rules may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authority.

We are currently subject to an Internal Revenue Service audit relating to our U.S. federal income tax returns for our fiscal years 2006, 2007 and 2008, which was commenced in fiscal year 2009. In addition to this audit, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations and cash flows.

In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment of service revenues for corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states into which we sell services. These legislative and administrative changes could result in a portion of our income being taxed in both Arizona and other states. The overall scope of this issue will depend on the manner in which the Arizona Department of Revenue interprets applicable Arizona tax law and on whether certain adverse interpretations are upheld. The magnitude of this possible double taxation could continue to increase as more states change the manner in which they tax income from services. If we experience double taxation by states for a substantial portion of our income, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

As of August 31, 2010, we utilized 472 facilities, the majority of which were leased. As of August 31, 2010, we were obligated to lease approximately 8.4 million square feet and owned approximately 1.2 million square feet, as follows:

			Leased		Owned		Total
Reportable Segment	Location	Type	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties

University of Phoenix	United States	Office	1,024,230	11	—	—	1,024,230	11
		Dual Purpose	5,832,676	280	—	—	5,832,676	280

			6,856,906	291	—	—	6,856,906	291
	International	Office	3,455	1	—	—	3,455	1
		Dual Purpose	32,730	2	—	—	32,730	2

			36,185	3	—	—	36,185	3
Apollo Global:
BPP	International	Office	29,965	3	—	—	29,965	3
		Dual Purpose	324,278	37	178,525	5	502,803	42

			354,243	40	178,525	5	532,768	45
Other	United States	Office	3,557	1	—	—	3,557	1
		Dual Purpose	93,709	5	—	—	93,709	5

			97,266	6	—	—	97,266	6
	International	Office	3,294	1	19,181	1	22,475	2
		Dual Purpose	123,032	11	448,865	28	571,897	39

			126,326	12	468,046	29	594,372	41
Other Schools	United States	Office	22,174	2	—	—	22,174	2
		Dual Purpose	135,087	54	—	—	135,087	54

			157,261	56	—	—	157,261	56
	International	Office	14,673	2	—	—	14,673	2
Corporate(1)	United States	Office	752,902	25	599,664	3	1,352,566	28

	Total		8,395,762	435	1,246,235	37	9,641,997	472

(1)	Corporate includes eight properties associated with Insight Schools, which we classified as held for sale and as discontinued operations beginning in fiscal year 2010.

Dual purpose space includes office and classroom facilities. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We evaluate current utilization of the educational facilities and projected enrollment growth to determine facility needs.

In addition to the above properties, we executed a lease agreement in fiscal year 2009 for two properties that are being constructed for which we do not have the right to control the use of the property under lease at August 31, 2010. When completed, the properties will have approximately 439,000 of aggregate square footage and we expect to begin using the properties in fiscal year 2011.

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

A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 19, Commitments and Contingencies, Pending Litigation and Settlements and Regulatory and Other Legal Matters, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 4 — (Removed and Reserved)

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

The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low

2009
First Quarter	$76.95	$48.30
Second Quarter	90.00	70.17
Third Quarter	81.20	55.35
Fourth Quarter	72.50	59.49
2010
First Quarter	$76.86	$52.79
Second Quarter	65.72	53.59
Third Quarter	66.69	52.20
Fourth Quarter	53.21	38.39

Holders

As of August 31, 2010, there were approximately 259 registered holders of record of Apollo Class A common stock and four registered holders of record of Apollo Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Although we are permitted to pay dividends on our Apollo Class A and Apollo Class B common stock, subject to the satisfaction of applicable financial covenants in our principal credit facility, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Class A and Apollo Class B common stock in an identical manner as follows: holders of our Apollo Class A common stock and Apollo Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the foreseeable future. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plan Information,” which is incorporated herein by reference.

Purchases of Equity Securities

Our Board of Directors has authorized programs to repurchase shares of Apollo Class A common stock, from time to time depending on market conditions and other considerations. The share repurchases under these programs for the three months ended August 31, 2010 have been as follows:

			Total Number
			of Shares	Maximum
			Repurchased as	Value of
			Part of	Shares
			Publicly	Available for
	Total Number of	Average	Announced	Repurchase Under
	Shares	Price Paid	Plans or	the Plans or
(numbers in thousands, except per share data)	Repurchased(1)	per Share	Programs	Programs

Treasury stock as of May 31, 2010	38,960	$59.62	38,960	$660,681
New authorizations	—	—	—	—
Shares repurchased	2,010	49.76	2,010	(100,000)
Shares reissued	(18)	59.14	(18)	—

Treasury stock as of June 30, 2010	40,952	$59.14	40,952	$560,681
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(176)	59.14	(176)	—

Treasury stock as of July 31, 2010	40,776	$59.14	40,776	$560,681
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(62)	59.14	(62)	—

Treasury stock as of August 31, 2010	40,714	$59.14	40,714	$560,681

(1)	Shares repurchased in the above table exclude approximately 118,000 shares repurchased for $5.3 million during the three months ended August 31, 2010 related to tax withholding requirements on restricted stock units. These repurchase transactions do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program. Please refer to Note 15, Shareholders’ Equity, in Item 8, Financial Statements and Supplementary Data, for additional information.

On February 18, 2010, our Board of Directors authorized a $500 million increase in the amount available under our share repurchase program up to an aggregate amount of $1 billion of Apollo Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Company Stock Performance

The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Career Education Corp., Corinthian Colleges Inc., DeVry Inc., ITT Educational Services Inc., and Strayer Education Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2005, and its relative performance is tracked through August 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc.,
The S&P 500 Index and a Peer Group

*$100 invested on 8/31/05 in stock and index-including reinvestment of dividends.
Fiscal year ending August 31.
Source: Standard & Poor’s.

	8/05	8/06	8/07	8/08	8/09	8/10
Apollo Group, Inc.	100	64	75	81	82	54
S&P 500	100	109	125	111	91	95
Peer Group	100	90	138	139	157	96

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

Item 6 — Selected Consolidated Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of income data for fiscal years 2010, 2009 and 2008, and the consolidated balance sheets data as of August 31, 2010 and 2009, were derived from the audited consolidated financial statements, included herein.

We have made certain reclassifications to the financial data presented below associated with our presentation of Insight Schools as discontinued operations, and our adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (codified in ASC 810, “Consolidation”) on September 1, 2009. For further discussion of these reclassifications, refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

	As of August 31,
($ in thousands)	2010	2009	2008	2007	2006

Consolidated Balance Sheets Data:
Cash and cash equivalents and marketable securities	$1,299,943	$987,825	$511,459	$392,681	$408,728
Restricted cash and cash equivalents	$444,132	$432,304	$384,155	$296,469	$238,267
Long-term restricted cash and cash equivalents	$126,615	$—	$—	$—	$—
Total assets	$3,601,451	$3,263,377	$1,860,412	$1,449,863	$1,283,005
Current liabilities	$1,793,511	$1,755,278	$865,609	$743,835	$595,756
Long-term debt	168,039	127,701	15,428	—	—
Long-term liabilities	251,161	155,785	133,210	72,188	82,876
Total equity	1,388,740	1,224,613	846,165	633,840	604,373

Total liabilities and shareholders’ equity	$3,601,451	$3,263,377	$1,860,412	$1,449,863	$1,283,005

	Year Ended August 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006

Consolidated Statements of Income Data:
Net revenue	$4,925,819	$3,953,566	$3,133,436	$2,721,812	$2,477,533

Cost and expenses:
Instructional costs and services	2,125,082	1,567,754	1,349,879	1,230,253	1,109,584
Selling and promotional	1,112,666	952,884	800,989	658,012	544,706
General and administrative	314,795	286,493	215,192	201,546	153,004
Goodwill and other intangibles impairment	184,570	—	—	—	20,205
Estimated litigation loss	177,982	80,500	—	—	—

Total costs and expenses	3,915,095	2,887,631	2,366,060	2,089,811	1,827,499

Operating income	1,010,724	1,065,935	767,376	632,001	650,034
Interest income	2,920	12,591	30,078	31,172	18,465
Interest expense	(11,891)	(4,448)	(3,450)	(232)	(326)
Other, net	(685)	(7,151)	6,772	672	(85)

Income from continuing operations before income taxes	1,001,068	1,066,927	800,776	663,613	668,088
Provision for income taxes	(464,063)	(456,720)	(314,025)	(250,961)	(253,255)

Income from continuing operations	537,005	610,207	486,751	412,652	414,833
Loss from discontinued operations, net of tax	(15,424)	(16,377)	(10,824)	(3,842)	—

Net income	521,581	593,830	475,927	408,810	414,833
Net loss attributable to noncontrolling interests	31,421	4,489	598	—	—

Net income attributable to Apollo	$553,002	$598,319	$476,525	$408,810	$414,833

Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$3.72	$3.85	$2.94	$2.38	$2.35
Discontinued operations attributable to Apollo	(0.10)	(0.10)	(0.07)	(0.03)	—

Diluted income per share attributable to Apollo	$3.62	$3.75	$2.87	$2.35	$2.35

Diluted weighted average shares outstanding	152,906	159,514	165,870	173,603	176,205

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

Overview

Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”),
•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings, plc (“BPP”),
•	Western International University, Inc. (“Western International University”),
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”),
•	Universidad Latinoamericana (“ULA”),

•	Institute for Professional Development (“IPD”),
•	The College for Financial Planning Institutes Corporation (“CFFP”), and
•	Meritus University, Inc. (“Meritus”).

Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2010, University of Phoenix accounted for approximately 91% of our total consolidated net revenue. University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits.

We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success and better identifying and enrolling students who have a reasonable chance to succeed in our programs. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized systems for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We seek to improve student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed.

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Initiative to Enhance Student Experience and Outcomes. We are intensely focused on improving student outcomes. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts will continue into fiscal year 2011. These initiatives include the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Transitioning our marketing approaches to more effectively identify students who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. After piloting the program for the past year, we plan to implement this policy university-wide in November 2010; and

•	Better aligning our enrollment, admissions and other employees to our students’ success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment factors in our admissions personnel compensation structure effective September 1, 2010.

We believe that the changes in our marketing approaches and the University Orientation pilot program implemented during fiscal year 2010 contributed to the 9.8% reduction in University of Phoenix New Degreed Enrollment in the fourth quarter of fiscal year 2010 compared to the fourth quarter of fiscal year 2009. We expect that the continuing changes in our marketing approaches and the implementation of the additional initiatives described above will significantly reduce fiscal year 2011 University of Phoenix New Degreed Enrollment and will adversely impact our net revenue, operating income and cash flow. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student persistence and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth in the future.

•	Regulatory Environment

•	Compliance. Our domestic business is highly regulated by the U.S. Department of Education, the applicable academic accreditation agencies and state education regulatory authorities. Compliance with these regulatory requirements is a significant part of our administrative effort. In August 2008, the U.S. Congress reauthorized the Higher Education Act through September 2013 by enacting the Higher Education Opportunity Act, which resulted in a large number of new and modified requirements that ultimately will be implemented through the Department rulemaking. Final regulations for implementing the Higher Education Opportunity Act provisions were published in October 2009 with an effective date of July 1, 2010. We have developed and implemented the necessary procedural and substantive changes to enable us to comply with the provisions.

•	New Rulemaking Initiative. In November 2009, the Department convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of proprietary institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department has stated that its goal is to publish final rules by November 1, 2010, excluding significant sections related to gainful employment which the Department expects to publish in early 2011. The final rules, including some reporting and disclosure rules related to gainful employment, are expected to be effective July 1, 2011.

We cannot predict the form of the rules that ultimately may be adopted by the Department following public comment. Compliance with these rules, some of which could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business, for further discussion of the Department’s proposals, which discussion is incorporated by this reference.

•	U.S. Congressional Hearings. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of results from a Government Accountability Office (“GAO”) review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has stated that another in this series of hearings will be held in December 2010. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation for further discussion regarding the HELP Committee hearings, which discussion is incorporated by this reference.

•	90/10 Rule. One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International

University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. In recent years, the 90/10 Rule percentages for University of Phoenix have trended closer to 90% and for fiscal year 2010, the percentage for University of Phoenix was 88%, excluding the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. This temporary relief expires in July 2011, and including this relief the percentage for University of Phoenix was 85%.

Based on currently available information, we expect that the 90/10 Rule percentage for University of Phoenix, net of the temporary relief, will approach 90% for fiscal year 2011. We have implemented various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule calculation, they have had only limited impact to date and there is no assurance that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% in the future. We are considering other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including tuition price increases; however, we have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Based on currently available information, we do not expect the 90/10 Rule percentage for University of Phoenix, net of the temporary relief, to exceed 90% for fiscal year 2011. However, we believe that, absent a change in recent trends or the implementation of additional effective measures to reduce the percentage, the 90/10 Rule percentage for University of Phoenix is likely to exceed 90% in fiscal year 2012 due to the expiration of the temporary relief in July 2011.

Our efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations discussed below under “Student Loan Cohort Default Rates” and Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — An increase in student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, as well as the proposed gainful employment regulations discussed above under “New Rulemaking Initiative” and Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the

U.S. Department of Education could result in regulatory changes that materially and adversely affect our business. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted, for further discussion of the 90/10 Rule, which discussion is incorporated by this reference.

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

The cohort default rate for University of Phoenix was 12.9% for the 2008 federal fiscal year and has been increasing over the past several years. We expect this upward trend to intensify due to the current challenging economic climate and the continuing effect of the historical growth in our associate’s degree student population. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than the 2008 cohort, although we do not expect the rate to exceed 25%. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, for further discussion of the University of Phoenix cohort default rates, which discussion is incorporated by this reference.

•	Higher Learning Commission (“HLC”). In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have been informed that our response will be evaluated by a special committee in early 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites. See Item 1A, Risk Factors — Risks Related to the Highly Regulated Industry in Which We Operate — If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business, for further discussion of this HLC review, which discussion is incorporated by this reference.

•	Securities and Exchange Commission Informal Inquiry. During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. Based on the information and documents that the Securities and Exchange Commission has requested from us and/or our auditors, which relate to our revenue recognition practices and other matters, including our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. We are cooperating fully with the Securities and Exchange Commission in connection with the inquiry.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn with uncertain prospects for recovery. These conditions have contributed to a portion of our recent enrollment growth as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our challenges is to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity when the portion of our growth related to the economic downturn subsides. In contrast to this positive impact, the economic downturn has adversely affected our bad debt expense and allowance for doubtful accounts and reduced the availability of state-funded student financial aid as many states face revenue shortfalls. We believe that the availability of state-funded student financial aid will continue to decline, which may adversely impact our enrollment and, to the extent that Title IV funds replace these state funding sources for our students, may adversely impact our 90/10 Rule calculation.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to acquire and/or partner with existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

•	Integration. We continue our efforts to integrate our acquired educational institutions and seek to use our experience to enhance the quality, delivery and student outcomes of their respective education programs. As with all acquisitions, there are significant risks, uncertainties and challenges inherent with integration. During fiscal year 2010, we recorded impairment charges relating to acquired entities as follows:

•	We acquired Insight Schools in fiscal year 2007. In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We recorded a $9.4 million impairment charge for Insight Schools’ goodwill in the second quarter of fiscal year 2010, which is included in discontinued operations.

•	We acquired ULA in fiscal year 2008 and recorded an $8.7 million impairment charge for ULA’s goodwill in the third quarter of fiscal year 2010.

•	We acquired BPP in fiscal year 2009 and recorded impairment charges of $156.3 million and $19.6 million for BPP’s goodwill and other intangibles, respectively, in the fourth quarter of fiscal year 2010.

For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.

Fiscal Year 2010 Events

In addition to the items mentioned above, we experienced the following significant events during the fiscal year 2010:

1.	Degreed Enrollment and New Degreed Enrollment Growth. We achieved 13.1% growth in average University of Phoenix Degreed Enrollment in fiscal year 2010 compared to fiscal year 2009. University of Phoenix aggregate New Degreed Enrollment increased 4.5% in fiscal year 2010 compared to fiscal year 2009, although New Degreed Enrollment for the fourth quarter of fiscal year 2010 decreased 9.8% compared to the fourth quarter of fiscal year 2009. Refer to Results of Operations in MD&A for further discussion.

2.	Net Revenue Growth. Our net revenue increased 24.6% in fiscal year 2010 compared to fiscal year 2009 with University of Phoenix’s net revenue increasing 19.4% primarily from its Degreed Enrollment growth and selective tuition increases. Apollo Global’s acquisition of BPP in the fourth quarter of fiscal year 2009 also contributed 6.0 percentage points of the overall increase in consolidated net revenue in fiscal year 2010 compared to fiscal year 2009.

3.	University of Phoenix Program Participation Agreement. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012.

4.	Settlement of Internal Revenue Service Dispute Related to Stock Option Compensation. On November 25, 2009, we executed a Closing Agreement with the Internal Revenue Service Office of Appeals to settle a dispute related to certain stock option compensation deducted on our U.S. federal income tax returns for fiscal years 2003 through 2005. Refer to Note 14, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.

5.	Addition of Director. On December 10, 2009, the holders of our Class B common stock elected Samuel A. DiPiazza, Jr. to our Board of Directors at a special meeting convened for such purpose.

6.	Settlement of Incentive Compensation False Claims Act Lawsuit. On December 14, 2009, we entered into an agreement, effective December 11, 2009, to resolve the Incentive Compensation False Claims Act Lawsuit. Under the terms of the agreement, in December 2009, we paid $67.5 million to the United States and, under a separate agreement, we paid $11.0 million in attorneys’ fees to the relators in this qui tam action, as required by the False Claims Act. The agreement makes clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance or violation as a result of the settlement. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

7.	University of Phoenix Program Review. On December 31, 2009, University of Phoenix received the U.S. Department of Education’s Program Review Report, which was a preliminary report of the Department’s findings. We responded to the preliminary report in the third quarter of fiscal year 2010. The Department issued its Final Program Review Determination letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review. We posted a $126 million letter of credit in favor of the Department in connection with this review. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

8.	Securities Class Action Lawsuit. On June 23, 2010, the U.S. Circuit Court of Appeals for the Ninth Circuit reversed the District Court’s prior ruling in our favor in the securities class action lawsuit, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, and ordered the trial court to enter judgment against us in accordance with the prior jury verdict. The actual amount of damages payable will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. During the fourth quarter of fiscal year 2010, we recorded a $0.9 million charge for incremental post-judgment interest.

On August 23, 2010, we filed a motion to stay the mandate while we seek review by the U.S. Supreme Court, which was granted. Our petition for certiorari to the U.S. Supreme Court is due on or before November 15, 2010. We believe we have adequate liquidity to fund the amount of any required bond, or if necessary, the satisfaction of the judgment. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

9.	Western International University. In April 2010, we contributed all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. Refer to Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for additional information. Additionally, Western International University was recertified by the U.S. Department of Education in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014.

10.	Higher Education at a Crossroads. In August 2010, we released a report entitled, “Higher Education at a Crossroads,” which examined the significant challenges facing America’s higher education system and the fundamental transformations that must occur to meet President Obama’s mandate that the U.S. produce the highest percentage of college graduates of any developed nation by 2020. The report includes an analysis of the vital role proprietary colleges and universities play in meeting the President’s goals and reaffirms University of Phoenix’s commitment to advancing quality education, innovations in learning, and industry-leading student protections. The report presents the ways we believe our institutions are uniquely positioned to increase access to higher education for all Americans at a significantly lower cost to society and without compromising quality.

11.	Appointment of Sean B.W. Martin. On September 24, 2010, we announced the appointment of Sean B.W. Martin as our Senior Vice President, General Counsel and Secretary. Mr. Martin succeeds P. Robert Moya, who earlier this year announced his retirement as our Executive Vice President, General Counsel and Secretary. As previously announced, Mr. Moya will serve as Executive Vice President, Special Projects, until October 31, 2010; he will then serve as a Senior Advisor until August 31, 2011.

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

Revenue Recognition

Our educational programs, primarily composed of University of Phoenix programs, are designed to range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through loans and/or grants under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and instructional costs and services. Total employee tuition benefits were $100.3 million, $90.5 million and $77.9 million for fiscal years 2010, 2009 and 2008, respectively.

The following table presents the components of our net revenue, and each component as a percentage of total net revenue, for the fiscal years 2010, 2009 and 2008:

	Year Ended August 31,
($ in millions)	2010		2009		2008

Tuition and educational services revenue	$4,757.9	97%	$3,815.0	96%	$2,988.6	96%
Educational materials revenue	324.9	6%	226.4	6%	184.4	6%
Services revenue	84.2	2%	83.2	2%	77.7	2%
Other revenue	22.4	—	28.3	1%	43.9	1%

Gross Revenue	5,189.4	105%	4,152.9	105%	3,294.6	105%
Less: Discounts	(263.6)	(5)%	(199.3)	(5)%	(161.2)	(5)%

Net revenue	$4,925.8	100%	$3,953.6	100%	$3,133.4	100%

•	Tuition and educational services revenue encompasses both online and classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

BPP recognizes tuition revenue as services are provided over the course of the program, which varies depending on the program structure. For our remaining Apollo Global operations, tuition revenue is generally recognized over the length of the course and/or program as applicable.

•	Educational materials revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

•	Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal. The portion of service revenue to which we are entitled under the terms of the contracts is recognized as the services are provided.

•	Other revenue consists of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time a student remains enrolled in a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. Revenue from these sources is recognized as the services are provided.

•	Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions.

Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student dropped or withdrew after attending one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they dropped or withdrew after attending two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student drops or withdraws from a class. This refund policy applies to students in most, but not all states, as some states require different policies.

During the second quarter of fiscal year 2010, we began presenting Insight Schools’ operating results as discontinued operations. Accordingly, Insight Schools’ net revenue is included in loss from discontinued operations, net of tax in our Consolidated Statements of Income. Insight Schools generates the majority of its tuition and educational services revenue through long-term contracts with school districts or not-for-profit organizations. The term for these contracts ranges from five to ten years with provisions for renewal thereafter. We recognize revenue under these contracts over the period during which educational services are provided to students, which generally commences in August or September and ends in May or June.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, the tuition price per credit and seasonality.

Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that we expect to become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we consider and evaluate the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary.

When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lenders. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs.

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

We recorded bad debt expense of $282.6 million, $152.5 million and $104.2 million during fiscal years 2010, 2009 and 2008, respectively. Our allowance for doubtful accounts was $192.9 million and $110.4 million as of August 31, 2010 and 2009, respectively. For the purpose of sensitivity, a one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2010 would have resulted in a pre-tax change in income of $4.2 million. Additionally, if our bad debt expense were to change by one percent of total net revenue for the fiscal year ended August 31, 2010, we would have recorded a pre-tax change in income of approximately $49.3 million.

Goodwill and Intangible Assets

•	Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to our respective reporting units. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.

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

We assess goodwill and indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual indefinite-lived intangible asset impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.

Our goodwill and indefinite-lived intangible assets by reportable segment are summarized in the table below:

	Annual			Indefinite-lived
	Impairment	Goodwill as of August 31,		Intangibles as of August 31,
($ in thousands)	Test Date	2010	2009	2010	2009

University of Phoenix	May 31	$37,018	$37,018	$—	$—
Apollo Global — BPP(3)	July 1	241,204	421,836	114,330	138,602
Apollo Global — Other
UNIACC	May 31	12,132	11,197	4,919	4,539
ULA(3)	May 31	14,914	22,674	2,395	2,349
Western International University(1)	May 31	1,581	1,581	—	—
Other Schools
CFFP	August 31	15,310	15,310	—	—
Insight Schools(2),(3)	May 31	3,342	12,742	—	—

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for further discussion.

(2)	As of August 31, 2010, Insight Schools’ goodwill balance is included in assets held for sale in our Consolidated Balance Sheets. See further discussion below.

(3)	We recorded goodwill impairment charges for BPP, ULA and Insight Schools and impairment charges for BPP’s intangible assets during fiscal year 2010. See further discussion below.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including identification of our reporting units,

identification and allocation of assets and liabilities to each of our reporting units and determination of fair value of our reporting units. Our established goodwill testing process includes the use of industry accepted valuation methods, involvement of various levels of management in different operating functions to review and approve certain criteria and assumptions and, in certain instances, engaging third-party valuation specialists to assist with our analysis.

To determine the fair value of our reporting units, we primarily rely on an income-based approach using the discounted cash flow valuation method. For our reporting units valued using this method, we generally project cash flows, as well as a terminal value, by calculating cash flow scenarios, applying a reasonable weighting to these scenarios and discounting such cash flows by a risk-adjusted rate of return. When appropriate, we may also incorporate the use of a market-based approach in combination with the discounted cash flow analysis. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.

We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the probability weightings between scenarios, the discount rate applied to those cash flows, long-term growth rates and selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. Our goodwill impairment tests used discount rates ranging from 13.0% to 15.5%. The perpetual long-term growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. Our goodwill impairment tests used long-term growth rates ranging from 3% to 5%. We also believe our goodwill impairment tests incorporate the use of reasonable market participant assumptions and employ the concept of highest and best use of the asset. If we determine our critical assumptions discussed above require revision or are adversely impacted a potential goodwill impairment may result in the future.

To determine the fair value of our trademark intangible assets we use the relief-from-royalty method. This method estimates the benefit of owning the intangible assets rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. To fair value the accreditations and designations we primarily use the cost savings method which estimates the cost savings of owning the intangible asset rather than either creating the asset or not having the asset in place to be used in current operations. This method incorporates the use of significant judgments in determining the projected profit or replacement cost attributable to the asset and the appropriate discount rate. The determination of fair value of our indefinite-lived intangible assets consists primarily of using unobservable inputs under the fair value measurement standards.

During fiscal year 2010, we completed our annual goodwill impairment tests for each of our reporting units and our annual indefinite-lived intangible asset impairment tests, as applicable. During fiscal year 2010, we recorded goodwill impairment charges for our BPP, ULA and Insight Schools reporting units and intangible impairment charges for our BPP reporting unit, as further discussed below. As of their respective annual impairment test date, the fair value of our University of Phoenix, UNIACC, Western International University and CFFP reporting units exceeded the carrying value of their respective net assets by at least 25% resulting in no goodwill impairment. For our University of Phoenix and Western

International University reporting units we used market multiple information of comparable sized companies to determine the fair value at the respective test dates. For our UNIACC and CFFP reporting units, we used the discounted cash flow valuation method to determine the fair value at the respective test dates. Additionally, for UNIACC, we completed our annual impairment tests of its indefinite-lived intangible assets and determined there was no impairment.

BPP Reporting Unit

On July 1, 2010, we conducted our first annual goodwill impairment test for BPP. To determine the fair value of our BPP reporting unit in our step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied an 80%/20% weighting factor to these valuation methods, respectively. In October 2010, BPP concluded its fall enrollment period which we believe was adversely impacted by the continued economic downturn in the U.K. Accordingly, we revised our forecast for BPP, which caused our step one annual goodwill impairment analysis to result in a lower estimated fair value for the BPP reporting unit as compared to its carrying value due to the effects of the economic downturn in the U.K. on BPP’s operations and financial performance and increased uncertainty as to when these conditions will recover. Specifically, the assumptions used in our cash flow estimates assume no near-term recovery in the markets in which BPP operates, modest overall long-term growth in BPP’s core programs and a significant increase in revenues over a long-term horizon at BPP’s University College. We also utilized a 13.0% discount rate and 3.0% long-term growth rate in the analysis. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges for BPP if there are further deteriorations in these markets, if economic conditions in the U.K. further decline, or we are unable to achieve the growth in future enrollments at BPP’s University College.

Accordingly, we performed a step two analysis which required us to fair value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. As discussed above, the amount of the goodwill impairment charge is derived by comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on recent appraisals.

•	Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the valuation methods discussed above. Our annual impairment tests for these indefinite-lived intangible assets utilized the same revenue, margin and discount rate assumptions used in the BPP reporting unit goodwill impairment step one analysis which resulted in a lower fair value estimate for BPP’s trademark. Accordingly, in the fourth quarter of fiscal year 2010, we recorded a $17.6 million impairment charge for these indefinite-lived intangible assets.

•	Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach specifically the costs savings method, with and without method and excess earnings method, or replacement cost approach. As a result of this analysis, we determined that one of our student relationship intangible assets was not recoverable resulting in recording an impairment charge of $2.0 million in the fourth quarter of fiscal year 2010.

Based on our analysis, we recorded a $156.3 million impairment charge for BPP’s goodwill in the fourth quarter of fiscal year 2010. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the fourth quarter of fiscal year 2010, BPP’s goodwill and intangible asset impairment charges in the aggregate approximate $170.4 million (net of $5.5 million benefit for income taxes associated with the intangible asset impairment charges).

ULA Reporting Unit

For our ULA reporting unit, we used a discounted cash flow valuation method to determine the fair value of the reporting unit at May 31, 2010. ULA continues to delay the launch of its online program due to challenges with developing and designing the technology infrastructure to support the online platform. We have considered these uncertainties in the future cash flows used in our annual goodwill impairment test which resulted in an estimated lower fair value for the ULA reporting unit. Accordingly, we performed a step two analysis which required us to fair value ULA’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the step one analysis as the purchase price in a hypothetical acquisition of the ULA reporting unit. As discussed above, the amount of the goodwill impairment charge is derived from comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. Based on our analysis, in the third quarter of fiscal year 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. Additionally, we completed our annual impairment tests for indefinite-lived intangible assets at ULA and determined there was no impairment.

Insight Schools Reporting Unit

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. We recorded a $9.4 million impairment of Insight Schools’ goodwill during the second quarter of fiscal year 2010, which is reflected in our loss from discontinued operations. As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. We reevaluated Insight Schools goodwill at its annual May 31 test date which resulted in no additional goodwill impairment based on recent exit price information received from engaging in non-binding negotiations with interested parties. Refer to Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data, for further discussion.

•	Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful life of our finite-lived intangible assets at August 31, 2010 is 4.6 years.

At August 31, 2010 and 2009, our finite-lived intangible asset balances were $28.9 million and $58.2 million, respectively.

Other Long-Lived Asset Impairments

We evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding consideration of BPP’s finite-lived intangible assets discussed above, we did not recognize any impairment charges for our long-lived assets during fiscal year 2010. At August 31, 2010, we believe the carrying amounts of our remaining long-lived assets are fully recoverable and no impairment exists.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment.

On June 23, 2010, the U.S. Circuit Court of Appeals for the Ninth Circuit reversed the District Court’s prior ruling in our favor in the securities class action lawsuit, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, and ordered the trial court to enter judgment against us in accordance with the prior jury verdict. The actual amount of damages payable will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. During the fourth quarter of fiscal year 2010, we recorded a $0.9 million charge for incremental post-judgment interest. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

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

The determination of our uncertain tax positions requires us to make significant judgments. We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions. Our total unrecognized tax benefits, excluding interest and penalties, were $166.0 million and $84.9 million as of August 31, 2010 and 2009, respectively.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense, net of forfeitures, for all share-based awards over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.

We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. In the absence of reliable historical data, we generally use the simplified mid-point method to estimate expected term of stock options. The simplified method uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed our historical data and believe that the structure and exercise behavior of our stock options has changed significantly, resulting in a lack of reliable historical exercise data that can be used to estimate expected term for stock options granted in recent fiscal years. We will continue to use the simplified method until reliable historical data is available, or until circumstances change such that the use of alternative methods for estimating expected term is more appropriate.

For share-based awards with performance conditions, such as our Performance Share Awards described in Note 17, Stock and Savings Plans, Item 8, Financial Statements and Supplementary Data, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment.

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

We used the following weighted average assumptions in the Black-Scholes-Merton option pricing model for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2010	2009	2008

Expected volatility	48.6%	47.7%	44.2%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	1.5%	2.2%	2.9%
Dividend yield	0.0%	0.0%	0.0%

The assumptions that have the most significant effect on the fair value of the stock option grants and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to these assumptions would affect the weighted average fair value per option as of the grant date for the approximately 850,000 options granted during fiscal year 2010:

	Expected Volatility
Expected Life (Years)	43.7%	48.6%	53.5%

3.7	$14.86	$16.29	$17.67
4.2	15.81	17.30	18.74
4.7	16.69	18.25	19.74

Recent Accounting Pronouncements

Please refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for recent accounting pronouncements.

Results of Operations

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during fiscal years 2010, 2009 and 2008. Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations, principally as a result of seasonal variations in the level of University of Phoenix enrollments.

Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks in December and January.

As discussed in the Overview of this MD&A, we expect our initiatives to enhance the student experience and outcomes will adversely impact our fiscal year 2011 net revenue, operating income, and cash flow, as well as University of Phoenix New Degreed Enrollment and Degreed Enrollment. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student persistence and completion rates and therefore reduce bad debt expense, reduce our risk associated with our regulatory environment, and position us for more stable long-term growth.

We categorize our operating expenses as instructional costs and services, selling and promotional, and general and administrative.

•	Instructional costs and services — consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty and administrative compensation, classroom and administration lease expenses and depreciation, bad debt expense, financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Selling and promotional costs — consist primarily of compensation for admissions personnel, management and support staff and corporate marketing, advertising expenses, production of marketing materials, and other costs directly related to selling and promotional functions. Selling and promotional costs are expensed when incurred.

•	General and administrative costs — consist primarily of corporate compensation, occupancy costs, depreciation and amortization of property and equipment, legal and professional fees, and other related costs.

Fiscal Year 2010 Compared to Fiscal Year 2009

Analysis of Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Segment.

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
($ in millions)	2010	2009	2010	2009	Change

Net revenue	$4,925.8	$3,953.6	100.0%	100.0%	24.6%

Costs and expenses:
Instructional costs and services	2,125.1	1,567.8	43.1%	39.7%	35.5%
Selling and promotional	1,112.6	952.9	22.6%	24.1%	16.8%
General and administrative	314.8	286.5	6.4%	7.2%	9.9%
Goodwill and other intangibles impairment	184.6	—	3.8%	—	*
Estimated litigation loss	178.0	80.5	3.6%	2.0%	*

Total costs and expenses	3,915.1	2,887.7	79.5%	73.0%	35.6%

Operating income	1,010.7	1,065.9	20.5%	27.0%	(5.2)%
Interest income	2.9	12.6	0.1%	0.3%	(77.0)%
Interest expense	(11.9)	(4.4)	(0.3)%	(0.1)%	(170.5)%
Other, net	(0.6)	(7.2)	0.0%	(0.2)%	91.7%

Income from continuing operations before income taxes	1,001.1	1,066.9	20.3%	27.0%	(6.2)%
Provision for income taxes	(464.1)	(456.7)	(9.4)%	(11.6)%	(1.6)%

Income from continuing operations	537.0	610.2	10.9%	15.4%	(12.0)%
Loss from discontinued operations, net of tax	(15.4)	(16.4)	(0.3)%	(0.4)%	6.1%

Net income	521.6	593.8	10.6%	15.0%	(12.2)%
Net loss attributable to noncontrolling interests	31.4	4.5	0.6%	0.1%	*

Net income attributable to Apollo	$553.0	$598.3	11.2%	15.1%	(7.6)%

* not meaningful

Net Revenue

Our net revenue increased $972.2 million, or 24.6%, in fiscal year 2010 compared to fiscal year 2009. University of Phoenix’s 19.4% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $238.6 million, or 6.0 percentage points, of the overall increase in net revenue in fiscal year 2010 compared to fiscal year 2009. For a more detailed discussion, refer to our Analysis of Operating Results by Reportable Segment.

Instructional Costs and Services

Instructional costs and services increased $557.3 million, or 35.5%, in fiscal year 2010 compared to fiscal year 2009, which represents a 340 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to BPP’s cost structure, and an increase in bad debt expense as a percentage of net revenue. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our aged receivables that are attributable to students enrolled in degree programs with fewer than 24 incoming credits. Our collection rates for such students are lower compared to students enrolled in graduate level programs and bachelor’s students with a higher level of incoming credits. Our bad debt expense was 5.7% of net revenue in fiscal year 2010 compared to 3.8% of net revenue in fiscal year 2009.

Selling and Promotional

Selling and promotional expenses increased $159.7 million, or 16.8%, in fiscal year 2010 compared to fiscal year 2009, but represents a 150 basis point decrease as a percentage of net revenue. The increase in expense mainly resulted from University of Phoenix’s increased spending on non-Internet long-term branding and program driven marketing initiatives. The decrease as a percentage of net revenue is due the following:

•	BPP’s cost structure, as BPP incurs lower selling and promotional costs as a percentage of net revenue compared to our other businesses;

•	reduced reliance on Internet marketing; and

•	improved admissions personnel effectiveness at University of Phoenix.

General and Administrative

General and administrative expenses increased $28.3 million, or 9.9%, in fiscal year 2010 compared to fiscal year 2009, but represents an 80 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to the following:

•	a reduction in share-based compensation;

•	a reduction in legal costs in connection with defending ourselves in various legal matters. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for discussion of our legal matters;

•	the write-off in fiscal year 2009 of $9.4 million of information technology fixed assets that resulted primarily from our rationalization of software; and

•	expense in fiscal year 2009 resulting from our internal review of certain Satisfactory Academic Progress calculations.

Estimated Litigation Loss

The estimated litigation loss in fiscal year 2010 represents charges associated with the Securities Class Action matter. The loss in fiscal year 2009 represents a charge associated with the Incentive Compensation False Claims Act Lawsuit. For discussion of the respective legal matters, refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.

Goodwill and Other Intangibles Impairment

We recorded an $8.7 million impairment of ULA’s goodwill in the third quarter of fiscal year 2010, and impairments of $156.3 million and $19.6 million for BPP’s goodwill and other intangibles, respectively, in the fourth quarter of fiscal year 2010. Refer to Critical Accounting Policies and Estimates in this MD&A for further discussion.

Interest Income

Interest income decreased $9.7 million in fiscal year 2010 compared to fiscal year 2009 primarily due to lower interest rates during fiscal year 2010.

Interest Expense

Interest expense increased $7.5 million in fiscal year 2010 compared to fiscal year 2009 primarily due to an increase in average borrowings principally at subsidiaries of Apollo Global, and an increase in average borrowings on our syndicated $500 million credit agreement (the “Bank Facility”).

Other, Net

The loss in fiscal year 2010 was primarily attributable to net foreign currency losses related to our international operations. The loss in fiscal year 2009 was primarily attributable to $6.9 million of expense incurred for the purchase of a call option to hedge against foreign currency fluctuations related to the BPP acquisition.

Provision for Income Taxes

Our effective income tax rate for fiscal year 2010 was 46.4% compared to 42.8% for fiscal year 2009. The increase was primarily attributable to the following:

•	The BPP and ULA goodwill impairments, discussed above, for which we do not receive a tax benefit;

•	An increase in other foreign losses for which we do not receive a tax benefit; and

•	An increase in our state effective rate principally due to the decrease in pre-tax income associated with the BPP and ULA goodwill impairment charges noted above. Our state effective rate has also been adversely impacted by a number of state law changes or interpretations that have resulted in a larger portion of our income generated from online operations being subject to state income tax in both Arizona and other states. Furthermore, as the percentage of our online revenues shift into or out of jurisdictions that source online revenues to the destination of our customers, or as states aggressively interpret existing laws or enact new laws that would begin sourcing our online revenues to the destination of our customers, our state effective tax rate could change. We are also currently under audit by the Arizona Department of Revenue. Refer to Note 14, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for further discussion.

The above items were partially offset by the following:

•	A tax benefit recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003;

•	The estimated tax impact on the estimated litigation loss recorded in fiscal year 2009 associated with the Incentive Compensation False Claims Act Lawsuit; and

•	Certain compensation in fiscal year 2009 for which the tax benefit was uncertain under Internal Revenue Code Section 162(m).

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The decrease in the loss in fiscal year 2010 compared to fiscal year 2009 was primarily due to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. This was partially offset by a $9.4 million impairment of Insight Schools’ goodwill recorded in the second quarter of fiscal year 2010. Refer to Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Net Loss Attributable to Noncontrolling Interests

The increase in net loss attributable to noncontrolling interests was primarily due to Apollo Global’s noncontrolling shareholder’s portion of the following impairment charges recorded during fiscal year 2010:

•	a $156.3 million charge for BPP’s goodwill in the fourth quarter;

•	a $19.6 million charge for BPP’s other intangibles in the fourth quarter; and

• an $8.7 million charge for ULA’s goodwill in the third quarter.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by segment for the periods indicated:

	Year Ended August 31,		$	%
($ in millions)	2010	2009	Change	Change

Net revenue
University of Phoenix	$4,498.3	$3,766.6	$731.7	19.4%
Apollo Global:
BPP	251.7	13.1	238.6	*
Other(1)	78.3	76.1	2.2	2.9%

Total Apollo Global	330.0	89.2	240.8	*
Other Schools	95.7	95.0	0.7	0.7%
Corporate(2)	1.8	2.8	(1.0)	(35.7)%

Total net revenue	$4,925.8	$3,953.6	$972.2	24.6%

Operating income (loss)
University of Phoenix	$1,447.6	$1,131.3	$316.3	28.0%
Apollo Global:
BPP	(186.6)	(6.6)	(180.0)	*
Other(1)	(31.1)	(11.4)	(19.7)	*

Total Apollo Global	(217.7)	(18.0)	(199.7)	*
Other Schools	9.2	6.9	2.3	33.3%
Corporate(2)	(228.4)	(54.3)	(174.1)	*

Total operating income	$1,010.7	$1,065.9	$(55.2)	(5.2)%

*	not meaningful

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented.

(2)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in fiscal year 2010 includes $178.0 million of charges associated with the Securities Class Action matter.

University of Phoenix

The $731.7 million, or 19.4%, increase in net revenue in our University of Phoenix segment was primarily due to enrollment growth as detailed below:

				Aggregate New Degreed
	Degreed Enrollment(1)			Enrollment(1), (2)
	Quarter Ended			Year Ended
	August 31,		%	August 31,		%
(rounded to the nearest hundred)	2010	2009	Change	2010	2009	Change
Associate’s	200,800	201,200	(0.2)%	187,700	191,700	(2.1)%
Bachelor’s	193,600	163,600	18.3%	131,300	108,900	20.6%
Master’s	68,700	71,200	(3.5)%	49,300	51,900	(5.0)%
Doctoral	7,700	7,000	10.0%	3,400	3,300	3.0%

Total	470,800	443,000	6.3%	371,700	355,800	4.5%

(1)	Refer to Item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.

(2)	Aggregate New Degreed Enrollment represents the sum of quarterly New Degreed Enrollment during the fiscal year.

We believe the enrollment growth is primarily attributable to the following:

•	Enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix academic quality and service offerings; and
•	Economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects. This element of our growth may diminish as the economy and the employment outlook improve in the U.S.

Partially offsetting the factors above are our efforts to better identify and enroll students who have the ability to succeed in our educational programs. Contributing to this effort are refinements in our marketing strategy, including leveraging our marketing analytics to identify and enroll those prospective students and our University Orientation pilot program. Decreased enrollment in master’s degree programs also offsets this growth. For further discussion of University Orientation, refer to Overview in this MD&A.

In addition to the growth in Degreed Enrollment, net revenue increased due to selective tuition price and other fee changes implemented July 1, 2009, which varied by geographic area, program, and degree level. In the aggregate, these selective price and other fee changes, including increases in discounts for military and veteran students, averaged approximately 4%.

We also implemented selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level effective July 1, 2010. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%. Future net revenue and operating income will continue to be impacted by these price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

Operating income in our University of Phoenix segment increased $316.3 million, or 28.0%, during fiscal year 2010 compared to fiscal year 2009. The increase was primarily attributable to the following:

•	The 19.4% increase in University of Phoenix net revenue;
•	Employee headcount has grown at a lower rate than the increase in net revenue; and
•	The $80.5 million charge recorded in fiscal year 2009 associated with the Incentive Compensation False Claims Act Lawsuit. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion.

The above factors were partially offset by increased bad debt expense as a percentage of net revenue. Bad debt expense has increased as a result of the economic downturn and an increase in the proportion of our aged receivables that are attributable to students enrolled in degree programs with fewer than 24 incoming credits. Our collection rates for such students are lower compared to students enrolled in graduate level programs and bachelor’s students with a higher level of incoming credits.

Apollo Global

Apollo Global’s net revenue increased $240.8 million during fiscal year 2010 compared to fiscal year 2009. Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009 contributed $238.6 million of the increase in net revenue in fiscal year 2010.

Apollo Global’s operating loss increased $199.7 million during fiscal year 2010 compared to fiscal year 2009 primarily due to the following:

•	Goodwill and other intangible impairments in fiscal year 2010 of $175.9 million and $8.7 million at BPP and ULA, respectively;

•	Amortization of BPP intangible assets, certain expenditures at BPP associated with the integration process, and an adverse impact on BPP’s operations from the global economic downturn.
•	Expenditures at Western International University, UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and the respective brands.

Other Schools

The increase in Other Schools’ net revenue and operating income was primarily due to increased enrollment at Meritus and a contract termination fee earned by IPD during the third quarter of fiscal year 2010. Operating income also increased due to a decrease in selling and promotional expense at Meritus, which is primarily the result of more expenditures in fiscal year 2009 related to its launch of programs early in fiscal year 2009.

Fiscal Year 2009 Compared to Fiscal Year 2008

Analysis of Consolidated Statements of Income

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
($ in millions)	2009	2008	2009	2008	Change

Net revenue	$3,953.6	$3,133.4	100.0%	100.0%	26.2%

Costs and expenses:
Instructional costs and services	1,567.8	1,349.9	39.7%	43.1%	16.1%
Selling and promotional	952.9	801.0	24.1%	25.6%	19.0%
General and administrative	286.5	215.1	7.2%	6.8%	33.2%
Estimated litigation loss	80.5	—	2.0%	—	*

Total costs and expenses	2,887.7	2,366.0	73.0%	75.5%	22.0%

Operating income	1,065.9	767.4	27.0%	24.5%	38.9%
Interest income	12.6	30.1	0.3%	1.0%	(58.1)%
Interest expense	(4.4)	(3.5)	(0.1)%	(0.1)%	(25.7)%
Other, net	(7.2)	6.7	(0.2)%	0.2%	*

Income from continuing operations before income taxes	1,066.9	800.7	27.0%	25.6%	33.2%
Provision for income taxes	(456.7)	(314.0)	(11.6)%	(10.1)%	(45.4)%

Income from continuing operations	610.2	486.7	15.4%	15.5%	25.4%
Loss from discontinued operations, net of tax	(16.4)	(10.8)	(0.4)%	(0.3)%	(51.9)%

Net income	593.8	475.9	15.0%	15.2%	24.8%
Net loss attributable to noncontrolling interests	4.5	0.6	0.1%	—	*

Net income attributable to Apollo	$598.3	$476.5	15.1%	15.2%	25.6%

*	not meaningful

Net Revenue

Our net revenue increased $820.2 million, or 26.2%, in fiscal year 2009 compared to fiscal year 2008. University of Phoenix represented approximately 95% of our net revenue during this period, and contributed the majority of the increase primarily due to growth in Degreed Enrollment and selective tuition price and other fee changes. Net revenue also increased $46.9 million primarily from Apollo Global earning a full year of revenue from acquisitions completed in fiscal year 2008. For a more detailed discussion, refer to our Analysis of Operating Results by Reportable Segment.

Instructional Costs and Services

Instructional costs and services increased $217.9 million, or 16.1%, in fiscal year 2009 compared to fiscal year 2008, but represents a 340 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix leveraging its fixed costs, such as certain employee wages, classroom space and depreciation expense, and a decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor. This was partially offset by increases in expense as a percentage of net revenue at Apollo Global associated with its start-up, development and other infrastructure and support costs, as well as an increase as a percentage of net revenue in bad debt expense. Our bad debt expense was 3.8% of net revenue in fiscal year 2009 compared to 3.3% of net revenue in fiscal year 2008.

Selling and Promotional

Selling and promotional expenses increased $151.9 million, or 19.0%, in fiscal year 2009 compared to fiscal year 2008 representing a 150 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue is primarily due to University of Phoenix improved admissions personnel effectiveness. Additionally, investments we made in our corporate marketing function resulted in more effective advertising.

General and Administrative

General and administrative expenses increased $71.4 million, or 33.2%, in fiscal year 2009 compared to fiscal year 2008 representing a 40 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily due to the following:

•	administrative expenses to support our strategic growth initiatives and enhance our corporate governance,

•	increased legal costs in connection with defending ourselves in legal matters, and

•	the write-off of $9.4 million of information technology fixed assets that resulted primarily from our rationalization of software.

Estimated Litigation Loss

In connection with the Incentive Compensation False Claims Act Lawsuit, we accrued $80.5 million in fiscal year 2009 based on settlement discussions to resolve this matter. We settled this legal matter in fiscal year 2010. See Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Interest Income

Interest income decreased $17.5 million in fiscal year 2009 compared to fiscal year 2008. The decrease is primarily due to lower interest rate yields, which was partially offset by increases in average cash and cash equivalents balances (including restricted cash) during the respective periods. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% lowered our average interest rate yield for fiscal year 2009 below 1%.

Interest Expense

Interest expense increased $0.9 million in fiscal year 2009 compared to fiscal year 2008 due to an increase in average borrowings during the respective periods, principally due to debt incurred by subsidiaries of Apollo Global and borrowings on our syndicated $500 million credit agreement (the “Bank Facility”).

Other, Net

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

Provision for Income Taxes

Our effective income tax rate for fiscal year 2009 was 42.8% compared to 39.2% for fiscal year 2008. The increase was primarily attributable to the following:

•	The estimated tax impact on the estimated litigation loss recorded in fiscal year 2009 associated with the Incentive Compensation False Claims Act Lawsuit;

•	An increase in state taxes due to the allocation of our online operations income amongst various U.S. state and local jurisdictions;

•	A reduction in our tax exempt interest income;

•	An increase in net operating losses for which we cannot currently take a tax benefit; and

•	Certain compensation in fiscal year 2009 for which the tax benefit was uncertain under Internal Revenue Code Section 162(m).

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The increase in the loss generated by Insight Schools during fiscal year 2009 compared to fiscal year 2008 was primarily due to increased regulatory compliance costs and additional costs to grow the business. See Note 3, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data, for further discussion.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by segment for the periods indicated:

	Year Ended August 31,		$	%
($ in millions)	2009	2008	Change	Change

Net revenue
University of Phoenix	$3,766.6	$2,987.7	$778.9	26.1%
Apollo Global:
BPP	13.1	—	13.1	*
Other(1)	76.1	42.3	33.8	79.9%

Total Apollo Global	89.2	42.3	46.9	110.9%
Other Schools	95.0	93.6	1.4	1.5%
Corporate(2)	2.8	9.8	(7.0)	*

Total net revenue	$3,953.6	$3,133.4	$820.2	26.2%

Operating income (loss)
University of Phoenix	$1,131.3	$817.6	$313.7	38.4%
Apollo Global
BPP	(6.6)	—	(6.6)	*
Other(1)	(11.4)	1.3	(12.7)	*

Total Apollo Global	(18.0)	1.3	(19.3)	*
Other Schools	6.9	17.1	(10.2)	(59.6)%
Corporate(2)	(54.3)	(68.6)	14.3	20.8%

Total operating income	$1,065.9	$767.4	$298.5	38.9%

*	not meaningful

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented.

(2)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.

University of Phoenix

The $778.9 million, or 26.1%, increase in net revenue in our University of Phoenix segment was primarily due to enrollment growth as detailed below:

				Aggregate New Degreed
	Degreed Enrollment(1)			Enrollment(1), (2)
	Quarter Ended August 31,		%	Year Ended August 31,		%
(rounded to the nearest hundred)	2009	2008	Change	2009	2008	Change
Associate’s	201,200	146,500	37.3%	191,700	143,400	33.7%
Bachelor’s	163,600	141,800	15.4%	108,900	92,400	17.9%
Master’s	71,200	67,700	5.2%	51,900	49,400	5.1%
Doctoral	7,000	6,100	14.8%	3,300	3,000	10.0%

Total	443,000	362,100	22.3%	355,800	288,200	23.5%

(1)	Refer to Item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.

(2)	Aggregate New Degreed Enrollment represents the sum of quarterly New Degreed Enrollment during the fiscal year.

Enrollment growth in Degreed Enrollment and New Degreed Enrollment is in part the result of investments in enhancing and expanding University of Phoenix academic quality and service offerings, which has attracted new students and increased student retention. Enhancements in our marketing effectiveness have also contributed to the increases. Also, we believe that a portion of the increase is due to the economic downturn, as working learners seek to advance their education to improve their job security or reemployment prospects.

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

Operating income in our University of Phoenix segment increased $313.7 million, or 38.4%, during fiscal year 2009 compared to fiscal year 2008. The increase in operating income was positively impacted by the following:

•	Economies of scale associated with the 26.1% increase in University of Phoenix net revenue as many costs remain relatively fixed such as certain employee wages, classroom space and depreciation when University of Phoenix grows its net revenue. Additionally, variable employee headcount has grown at a lower rate than the increase in net revenue;
•	A decrease in financial aid processing costs from the favorable renegotiation, effective September 2008, of our contract with our outsourced financial aid processing vendor;
•	Investments in our corporate marketing function that produced more effective and efficient advertising resulting in a decrease in advertising expense as a percentage of net revenue; and
•	An increase in admissions personnel effectiveness as a result of internal initiatives to assist admissions personnel in their jobs, as well as an increase in the average tenure of admissions personnel.

Operating income was negatively impacted by the $80.5 million estimated litigation loss recorded in connection with the Incentive Compensation False Claims Act Lawsuit. See Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for further discussion. Operating income was also negatively impacted by increased bad debt expense as a percentage of net revenue resulting from the economic downturn and an increase in the proportion of our aged receivables that are attributable to students enrolled in degree programs with fewer than 24 incoming credits. Our collection rates for such students are lower compared to students enrolled in graduate level programs and bachelor’s students with a higher level of incoming credits.

Apollo Global

Apollo Global net revenue increased $46.9 million during fiscal year 2009 compared to fiscal year 2008. The net revenue was generated by BPP, which was acquired on July 30, 2009, and UNIACC and ULA, which were acquired in the third and fourth quarters of fiscal year 2008, respectively.

The $18.0 million operating loss for Apollo Global during fiscal year 2009 was primarily due to the following:

•	General and administrative expenses associated with the pursuit of opportunities to partner with and/or acquire existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation; and

•	Expenditures at BPP, UNIACC and ULA including, but not limited to, initiatives to expand offerings and enhance academic quality and marketing.

Other Schools

The decrease in operating income in our Other Schools segment was primarily due to our expenditures related to developing Meritus University, which launched its first programs early in fiscal year 2009.

Liquidity, Capital Resources, and Financial Position

We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, investments to further transition our marketing approaches to more effectively identify students who have the ability to succeed in our educational programs, and investments in information technology initiatives. Additionally, we may be required to post a bond to stay enforcement of the judgment in our Securities Class Action matter or pay damages awarded in that action.

Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other adverse effects on our business from regulatory or legislative changes.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents (including long-term) at August 31, 2010 and 2009:

			% of Total Assets at
	August 31,		August 31,		%
($ in millions)	2010	2009	2010	2009	Change

Cash and cash equivalents	$1,284.8	$968.2	35.7%	29.7%	32.7%
Restricted cash and cash equivalents	444.1	432.3	12.3%	13.2%	2.7%
Long-term restricted cash and cash equivalents	126.6	—	3.5%	—	100.0%

Total	$1,855.5	$1,400.5	51.5%	42.9%	32.5%

Cash and cash equivalents (excluding restricted cash) increased $316.6 million primarily due to $1,045.1 million of cash provided by operating activities, which was partially offset by $446.4 million used for share repurchases, $168.2 million used for capital expenditures, and a $138.4 million increase in restricted cash (including long-term restricted cash). Cash provided by operating activities was adversely impacted by our $80.5 million settlement payment, including legal fees, in the second quarter of fiscal year 2010 for the Incentive Compensation False Claims Act Lawsuit.

During the fourth quarter of fiscal year 2010, we received an unfavorable ruling by the Ninth Circuit Court of Appeals in the Securities Class Action matter. We are evaluating our available options and may be required to post a bond to stay enforcement of the judgment. We have estimated that the damages for this matter could range from $127.2 million to $228.0 million. We believe we have adequate liquidity to fund the amount of any required bond, or if necessary, the satisfaction of the judgment. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data for further discussion.

Also during the fourth quarter of fiscal year 2010, we posted a $126 million letter of credit in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012. The long-term restricted cash at August 31, 2010 represents the funds used to collateralize this letter of credit. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

We measure our money market funds included in cash equivalents and restricted cash equivalents at fair value. At August 31, 2010, we had money market funds totaling $1,469.0 million that were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets, and $386.5 million of cash held in bank overnight deposit accounts that approximate fair value. As of August 31, 2010, we did not record any material adjustments to reflect our money market funds at fair value.

Debt

Bank Facility — In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility, as of August 31, 2010 and 2009, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million and $102.6 million U.S. dollars as of August 31, 2010 and August 31, 2009, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010 and $400.1 million during the first quarter of fiscal year 2011. We have classified the U.S. dollar denominated portion of our Bank Facility borrowings as short-term borrowings and the current portion of long-term debt in our Consolidated Balance Sheets because it was repaid subsequent to our respective fiscal year-ends.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2010 and 2009 was 2.9% and 1.0%, respectively.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at August 31, 2010.

BPP Credit Facility — In the fourth quarter of fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $80.8 million based on the August 31, 2010 exchange rate) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2010 and 2009 was 4.0% and 1.3%, respectively.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at August 31, 2010.

Other — Other debt includes $8.7 million of variable rate debt and $17.0 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at August 31, 2010 and 2009 was 6.7% and 7.2%, respectively.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in millions)	2010	2009	2008

Net income	$521.6	$593.8	$475.9
Non-cash items	719.5	376.9	213.4
Changes in certain operating assets and liabilities	(196.0)	(10.5)	36.7

Net cash provided by operating activities	$1,045.1	$960.2	$726.0

Fiscal year 2010 — Our non-cash items primarily consisted of a $282.6 million provision for uncollectible accounts receivable, $194.0 million for goodwill and other intangibles impairments (including Insight Schools’ goodwill impairment included in discontinued operations), $178.0 million for an estimated litigation loss, $147.0 million for depreciation and amortization, and $64.3 million for share-based compensation. This was partially offset by $125.4 million of deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $266.0 million increase in accounts receivable principally due to increased enrollment and tuition price increases at University of Phoenix, and a $44.7 million decrease in accounts payable and accrued liabilities primarily due to the settlement payment for the Incentive Compensation False Claims Act Lawsuit. This was partially offset by a $65.7 million increase in other liabilities principally due to an increase in uncertain tax positions associated with state taxes, and a $32.9 million increase in deferred revenue principally due to increased enrollment and tuition price increases.

Fiscal year 2009 — Our non-cash items primarily consisted of a $152.5 million provision for uncollectible accounts receivable, $113.4 million for depreciation and amortization, $80.5 million for an estimated litigation loss for the Incentive Compensation False Claims Act Lawsuit, and $68.0 million for share-based compensation, which was partially offset by $18.5 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $192.3 million increase in accounts receivable, primarily due to increased enrollment, as well as a delay in disbursements of certain Title IV funds prior to year end (see further discussion below). This was partially offset by an $80.3 million increase in deferred revenue and a $59.5 million increase in student deposits, both of which were primarily due to increased enrollment, and an increase of $45.4 million in accounts payable and accrued liabilities.

Fiscal year 2008 — Our non-cash items primarily consisted of a $104.2 million provision for uncollectible accounts receivable, $92.5 million for depreciation and amortization, and $53.6 million for share-based compensation, which was partially offset by $18.6 million of excess tax benefits from share-based compensation. The changes in certain operating assets and liabilities primarily consisted of an $85.3 million increase in student deposits and a $35.3 million increase in deferred revenue, both of which were primarily due to increased enrollment. This was partially offset by a $105.7 million increase in accounts receivable, also primarily due to increased enrollment.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of August 31, 2010, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 30 days as compared to 32 days as of August 31, 2009. The decrease in days sales outstanding versus a year ago is primarily attributable to a more pronounced seasonal increase in accounts receivable at August 31, 2009 due to University of Phoenix annual student financial aid system enhancements and upgrades.

Investing Activities

The following table provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in millions)	2010	2009	2008

Capital expenditures	$(168.2)	$(127.3)	$(104.9)
Increase in restricted cash and cash equivalents	(138.4)	(48.2)	(87.7)
Acquisitions, net of cash acquired	(5.5)	(523.8)	(93.8)
Other	5.0	8.0	25.6

Net cash used in investing activities	$(307.1)	$(691.3)	$(260.8)

Fiscal year 2010 — Cash used for investing activities primarily consisted of $168.2 million for capital expenditures principally related to investments in our computer equipment and software, and a $138.4 million increase in restricted cash and cash equivalents. The increase in restricted cash and cash equivalents includes the collateralization of a $126 million letter of credit posted in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department.

We anticipate that our capital expenditures in fiscal year 2011 will be approximately twice the fiscal year 2010 amount as we invest in our core information technology and network infrastructure.

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

Financing Activities

The following table provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in millions)	2010	2009	2008

Purchase of Apollo Group Class A common stock	$(446.4)	$(452.5)	$(454.4)
(Payments) proceeds related to borrowings, net	(2.1)	475.8	(0.4)
Issuance of Apollo Group Class A common stock	19.7	117.1	103.0
Noncontrolling interest contributions	2.5	59.0	12.1
Other	6.6	18.5	18.7

Net cash (used in) provided by financing activities	$(419.7)	$217.9	$(321.0)

Fiscal year 2010 — Cash used in financing activities primarily consisted of $446.4 million used for the repurchase of 8.0 million shares of our Class A common stock. This was partially offset by $19.7 million of cash received for stock option exercises.

Fiscal year 2009 — Cash provided by financing activities primarily consisted of $475.8 million of net proceeds from borrowings, $117.1 million of cash received for stock option exercises and $59.0 million related to minority interest contributions. This was partially offset by $452.5 million of cash used for the repurchase of 7.3 million shares of our Class A common stock.

Fiscal year 2008 — Cash used for financing activities primarily consisted of $454.4 million used for the repurchase of 9.8 million shares of our Class A common stock. This was partially offset by $103.0 million of cash received for stock option exercises.

Shares of our Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years are as follows:

	Total Number			Maximum Value of
	of Shares		Average Price Paid	Shares Available
	Repurchased	Cost	per Share	for Repurchase
(numbers in millions, except per share data)

Treasury stock as of August 31, 2007	22.2	$1,461.4	$65.94	$62.3
New authorizations	—	—	—	892.1
Shares repurchased	9.8	454.4	46.25	(454.4)
Shares reissued	(2.5)	(158.5)	64.65	—

Treasury stock as of August 31, 2008	29.5	$1,757.3	$59.50	$500.0
New authorizations	—	—	—	444.4
Shares repurchased	7.2	444.4	61.62	(444.4)
Other share repurchases(1)	0.1	8.1	68.11	—
Shares reissued	(3.1)	(187.2)	59.96	—

Treasury stock as of August 31, 2009	33.7	$2,022.6	$59.94	$500.0
New authorizations	—	—	—	500.0
Shares repurchased	7.9	439.3	55.78	(439.3)
Other share repurchases(1)	0.1	7.1	47.45	—
Shares reissued	(1.0)	(61.2)	57.95	—

Treasury stock as of August 31, 2010	40.7	$2,407.8	$59.14	$560.7

(1)	In connection with the release of vested shares of restricted stock, we repurchased approximately 149,000 and 119,000 shares for $7.1 million and $8.1 million during fiscal years 2010 and 2009, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program. We did not have any such repurchases during fiscal year 2008.

On February 18, 2010, our Board of Directors authorized a $500 million increase in the amount available under our share repurchase program up to an aggregate amount of $1 billion of Apollo Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Contractual Obligations and Other Commercial Commitments

The following table lists our contractual obligations and other commercial commitments as of August 31, 2010:

	Payments Due by Fiscal Year
($ in millions)	2011	2012-2013	2014-2015	Thereafter	Total

Debt(1)	$418.7	$160.5	$2.8	$5.6	$587.6
Operating lease obligations	162.9	278.3	211.7	278.3	931.2
Capital lease obligations	2.6	2.7	1.2	2.8	9.3
Stadium naming rights(2)	6.5	13.6	14.5	94.2	128.8
Uncertain tax positions(3)	9.6	—	—	117.4	127.0
Other obligations(4)	1.0	2.9	3.9	3.2	11.0

Total	$601.3	$458.0	$234.1	$501.5	$1,794.9

(1)	Amounts include expected future interest payments. Refer to Note 12, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our outstanding debt.

(2)	Amounts consist of an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.

(3)	Amounts consist of unrecognized tax benefits, including interest and penalties, that are included in other current and other long-term liabilities in our August 31, 2010 Consolidated Balance Sheets. We are uncertain as to if or when such amounts may be settled.

(4)	Amount consists of unconditional purchase obligations and undiscounted deferred compensation payments due to Dr. John G. Sperling, our founder.

We have no other material commercial commitments not included in the above table.

Off-Balance Sheet Arrangements

As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2010, the total face amount of these surety bonds was approximately $49.8 million.

During the fourth quarter of fiscal year 2010, we posted a $126 million letter of credit in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012. Refer to Note 19, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

Financial Aid Program Funds

See the discussion of financial aid program funds in Item 1, Business, Financial Aid Programs — Domestic Postsecondary.

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

In fiscal year 2010, we recorded $20.8 million in net foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are primarily the result of the strengthening of the U.S. dollar relative to the British Pound during fiscal year 2010.

As we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. Dollar, thus increasing our exposure to foreign currency exchange rate fluctuations. The following table outlines our net asset exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in millions)	2010	2009

British Pound Sterling	$162.4	$369.6
Euro	31.9	36.0
Mexican Peso	20.6	29.2
Chilean Peso	19.5	18.4

Apollo has not generally used derivative contracts to hedge foreign currency exchange rate fluctuations.

Interest Rate Risk

Interest Income

As of August 31, 2010, we held $1,870.7 million in cash and cash equivalents, restricted cash and cash equivalents (including long-term), and marketable securities. During fiscal year 2010, we earned interest income of $2.9 million. When the Federal Reserve Bank lowers the Federal Funds Rate, it generally results in a reduction in our interest rates. The reduction of the Federal Funds Rate in December 2008 to the range of 0.0% — 0.25% has lowered our interest rate yields in fiscal year 2010 below 1%. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.

Interest Expense

We have exposure to changing interest rates primarily associated with our variable rate debt. At August 31, 2010, we had a total outstanding debt balance of $584.4 million. The following table presents the weighted-average interest rates and our scheduled maturities of principal by fiscal year for our outstanding debt at August 31, 2010:

($ in millions, except percentages)	2011	2012	2013	2014	2015	Thereafter	Total

Fixed-rate debt	$8.5	$3.2	$2.8	$1.5	$1.6	$7.2	$24.8
Average interest rate							5.2%
Variable-rate debt	$407.9	$18.0	$133.7	$—	$—	$—	$559.6
Average interest rate							3.1%

We have an interest rate swap with a notional amount of £32.0 million ($49.7 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of August 31, 2010, the fair value of the swap is a liability of $5.1 million and is included in other liabilities in our Consolidated Balance Sheets.

For the purpose of sensitivity, based on our outstanding variable rate debt exposed to changes in interest rates as of August 31, 2010, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $5.1 million on an annual basis.

Substantially all of our debt is variable interest rate and the carrying amount approximates fair value.

Auction-Rate Securities Risk

At August 31, 2010, our auction-rate securities totaled $15.2 million. Our auction-rate securities are insignificant to our total assets that require fair value measurements and thus, the use and possible changes in the use of these unobservable inputs would not have a material impact on our liquidity and capital resources.

We will continue to monitor our investment portfolio. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to record other-than-temporary impairment charges in the future.

For further discussion of our fair value measurements, refer to Note 10, Fair Value Measurements, in Item 8, Financial Statements and Supplementary Data.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 20, 2010

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2010	2009

ASSETS:
Current assets
Cash and cash equivalents	$1,284,769	$968,246
Restricted cash and cash equivalents	444,132	432,304
Accounts receivable, net	264,377	298,270
Deferred tax assets, current portion	166,549	88,022
Prepaid taxes	39,409	57,658
Other current assets	38,031	35,517
Assets held for sale from discontinued operations	15,945	—

Total current assets	2,253,212	1,880,017
Property and equipment, net	619,537	557,507
Long-term restricted cash and cash equivalents	126,615	—
Marketable securities	15,174	19,579
Goodwill	322,159	522,358
Intangible assets, net	150,593	203,671
Deferred tax assets, less current portion	99,071	66,254
Other assets	15,090	13,991

Total assets	$3,601,451	$3,263,377

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$416,361	$461,365
Accounts payable	90,830	66,928
Accrued liabilities	375,461	268,418
Student deposits	493,245	491,639
Deferred revenue	359,724	333,041
Other current liabilities	53,416	133,887
Liabilities held for sale from discontinued operations	4,474	—

Total current liabilities	1,793,511	1,755,278
Long-term debt	168,039	127,701
Deferred tax liabilities	38,875	55,636
Other long-term liabilities	212,286	100,149

Total liabilities	2,212,711	2,038,764

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2010 and 2009, and 147,293 and 154,260 outstanding as of August 31, 2010 and 2009, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2010 and 2009	1	1
Additional paid-in capital	46,865	1,139
Apollo Group Class A treasury stock, at cost, 40,714 and 33,746 shares as of August 31, 2010 and 2009, respectively	(2,407,788)	(2,022,623)
Retained earnings	3,748,045	3,195,043
Accumulated other comprehensive loss	(31,176)	(13,740)

Total Apollo shareholders’ equity	1,356,050	1,159,923

Noncontrolling interests	32,690	64,690

Total equity	1,388,740	1,224,613

Total liabilities and shareholders’ equity	$3,601,451	$3,263,377

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2010	2009	2008

Net revenue	$4,925,819	$3,953,566	$3,133,436

Costs and expenses:
Instructional costs and services	2,125,082	1,567,754	1,349,879
Selling and promotional	1,112,666	952,884	800,989
General and administrative	314,795	286,493	215,192
Goodwill and other intangibles impairment	184,570	—	—
Estimated litigation loss	177,982	80,500	—

Total costs and expenses	3,915,095	2,887,631	2,366,060

Operating income	1,010,724	1,065,935	767,376
Interest income	2,920	12,591	30,078
Interest expense	(11,891)	(4,448)	(3,450)
Other, net	(685)	(7,151)	6,772

Income from continuing operations before income taxes	1,001,068	1,066,927	800,776
Provision for income taxes	(464,063)	(456,720)	(314,025)

Income from continuing operations	537,005	610,207	486,751
Loss from discontinued operations, net of tax	(15,424)	(16,377)	(10,824)

Net income	521,581	593,830	475,927
Net loss attributable to noncontrolling interests	31,421	4,489	598

Net income attributable to Apollo	$553,002	$598,319	$476,525

Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$3.74	$3.90	$2.97
Discontinued operations attributable to Apollo	(0.10)	(0.11)	(0.07)

Basic income per share attributable to Apollo	$3.64	$3.79	$2.90

Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$3.72	$3.85	$2.94
Discontinued operations attributable to Apollo	(0.10)	(0.10)	(0.07)

Diluted income per share attributable to Apollo	$3.62	$3.75	$2.87

Basic weighted average shares outstanding	151,955	157,760	164,109

Diluted weighted average shares outstanding	152,906	159,514	165,870

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Net income	$521,581	$593,830	$475,927
Other comprehensive income (loss) (net of tax):
Currency translation loss	(20,844)	(11,705)	(1,704)
Change in fair value of auction-rate securities	369	(390)	(973)

Comprehensive income	501,106	581,735	473,250
Comprehensive loss attributable to noncontrolling interests	34,460	6,625	775

Comprehensive income attributable to Apollo	$535,566	$588,360	$474,025

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Apollo Group					Treasury Stock
	Class A		Class B			Apollo Group			Accumulated	Total
	Nonvoting		Voting		Additional	Class A			Other	Apollo	Non-
		Stated		Stated	Paid-in		Stated	Retained	Comprehensive	Shareholders’	controlling	Total
(In thousands)	Shares	Value	Shares	Value	Capital	Shares	Value	Earnings	Loss	Equity	Interests	Equity

Balance as of August 31, 2007	188,007	$103	475	$1	$—	22,163	$(1,461,368)	$2,096,385	$(1,281)	$633,840	$—	$633,840
Treasury stock purchases	—	—	—	—	—	9,824	(454,362)	—	—	(454,362)	—	(454,362)
Treasury stock issued under stock purchase plans	—	—	—	—	(773)	(103)	6,339	—	—	5,566	—	5,566
Treasury stock issued under stock incentive plans	—	—	—	—	(77,141)	(2,348)	152,114	22,430	—	97,403	—	97,403
Tax effect for stock incentive plans	—	—	—	—	5,907	—	—	—	—	5,907	—	5,907
Reclassification of liability awards to equity	—	—	—	—	16,655	—	—	—	—	16,655	—	16,655
Share-based compensation	—	—	—	—	53,570	—	—	—	—	53,570	—	53,570
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(1,527)	(1,527)	(177)	(1,704)
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	—	—	—	(973)	(973)	—	(973)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	12,149	12,149
Other	—	—	—	—	1,782	—	—	—	—	1,782	405	2,187
Net income (loss)	—	—	—	—	—	—	—	476,525	—	476,525	(598)	475,927

Balance as of August 31, 2008	188,007	$103	475	$1	$—	29,536	$(1,757,277)	$2,595,340	$(3,781)	$834,386	$11,779	$846,165
Treasury stock purchases	—	—	—	—	—	7,331	(452,487)	—	—	(452,487)	—	(452,487)
Treasury stock issued under stock purchase plans	—	—	—	—	77	(90)	5,384	—	—	5,461	—	5,461
Treasury stock issued under stock incentive plans	—	—	—	—	(71,526)	(3,031)	181,757	1,384	—	111,615	—	111,615
Tax effect for stock incentive plans	—	—	—	—	4,550	—	—	—	—	4,550	—	4,550
Share-based compensation	—	—	—	—	68,038	—	—	—	—	68,038	—	68,038
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(9,569)	(9,569)	(2,136)	(11,705)
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	—	—	—	(390)	(390)	—	(390)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	58,980	58,980
Other	—	—	—	—	—	—	—	—	—	—	556	556
Net income (loss)	—	—	—	—	—	—	—	598,319	—	598,319	(4,489)	593,830

Balance as of August 31, 2009	188,007	$103	475	$1	$1,139	33,746	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	—	—	8,024	(446,398)	—	—	(446,398)	—	(446,398)
Treasury stock issued under stock purchase plans	—	—	—	—	(447)	(100)	5,967	—	—	5,520	—	5,520
Treasury stock issued under stock incentive plans	—	—	—	—	(41,115)	(956)	55,266	—	—	14,151	—	14,151
Tax effect for stock incentive plans	—	—	—	—	(4,501)	—	—	—	—	(4,501)	—	(4,501)
Tax benefit related to IRS dispute settlement	—	—	—	—	27,484	—	—	—	—	27,484	—	27,484
Share-based compensation	—	—	—	—	64,305	—	—	—	—	64,305	—	64,305
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(17,805)	(17,805)	(3,039)	(20,844)
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	—	—	—	369	369	—	369
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	2,460	2,460
Net income (loss)	—	—	—	—	—	—	—	553,002	—	553,002	(31,421)	521,581

Balance as of August 31, 2010	188,007	$103	475	$1	$46,865	40,714	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net income	$521,581	$593,830	$475,927
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	64,305	68,038	53,570
Excess tax benefits from share-based compensation	(6,648)	(18,543)	(18,648)
Depreciation and amortization	147,035	113,350	92,496
Amortization of lease incentives	(13,358)	(12,807)	(12,680)
Impairment on discontinued operations	9,400	—	—
Goodwill and other intangibles impairment	184,570	—	—
Loss on fixed assets write-off	—	9,416	—
Amortization of deferred gain on sale-leasebacks	(1,705)	(1,715)	(1,786)
Non-cash foreign currency loss (gain), net	643	(62)	2,825
Provision for uncollectible accounts receivable	282,628	152,490	104,201
Estimated litigation loss	177,982	80,500	—
Deferred income taxes	(125,399)	(13,799)	(6,624)
Changes in assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	(265,996)	(192,289)	(105,726)
Other assets	2,183	9,945	(7,285)
Accounts payable and accrued liabilities	(44,653)	45,406	(14,155)
Income taxes payable	10,421	(30,848)	21,667
Student deposits	3,445	59,458	85,294
Deferred revenue	32,887	80,315	35,281
Other liabilities	65,749	17,542	21,649

Net cash provided by operating activities	1,045,070	960,227	726,006

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(168,177)	(127,356)	(104,879)
Acquisitions, net of cash acquired	(5,497)	(523,795)	(93,763)
Purchase of marketable securities	—	—	(875,205)
Maturities of marketable securities	5,000	8,035	900,715
Increase in restricted cash and cash equivalents	(138,443)	(48,149)	(87,686)

Net cash used in investing activities	(307,117)	(691,265)	(260,818)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(477,568)	(37,341)	(251,435)
Proceeds from borrowings	475,454	513,170	250,991
Apollo Class A common stock purchased for treasury	(446,398)	(452,487)	(454,362)
Issuance of Apollo Class A common stock	19,671	117,076	102,969
Noncontrolling interest contributions	2,460	58,980	12,149
Excess tax benefits from share-based compensation	6,648	18,543	18,648

Net cash (used in) provided by financing activities	(419,733)	217,941	(321,040)

Exchange rate effect on cash and cash equivalents	(1,697)	(1,852)	(272)

Net increase in cash and cash equivalents	316,523	485,051	143,876
Cash and cash equivalents, beginning of year	968,246	483,195	339,319

Cash and cash equivalents, end of year	$1,284,769	$968,246	$483,195

Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$514,532	$472,241	$289,630
Cash paid for interest	$7,837	$3,683	$2,874
Supplemental disclosure of non-cash investing and financing activities
Restricted stock units vested and released	$19,868	$22,617	$—
Credits received for tenant improvements	$17,372	$12,674	$9,604
Accrued purchases of property and equipment	$10,136	$5,081	$4,072
Settlement and reclassification of liability awards	$—	$—	$16,655

The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations

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

In addition to these wholly-owned subsidiaries, in October 2007, we formed a joint venture with The Carlyle Group (“Carlyle”), called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. Apollo Group currently owns 85.6% of Apollo Global, with Carlyle owning the remaining 14.4%. As of August 31, 2010, total contributions made to Apollo Global were approximately $555.3 million, of which $475.3 million was funded by us. Apollo Global is consolidated in our financial statements. Apollo Global has completed the following acquisitions:

•	BPP Holdings plc (“BPP”) in the United Kingdom;
•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and
•	Universidad Latinoamericana (“ULA”) in Mexico.

In addition, in April 2010, we contributed all of the common stock of Western International University, Inc. (“Western International University”), which was previously our wholly-owned subsidiary, to Apollo Global. Refer to Note 4, Acquisitions, for further discussion. This transaction was accounted for as a transfer between entities under common control and no gain or loss was recognized.

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

Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2010, 2009 and 2008 relate to fiscal years 2010, 2009 and 2008, respectively.

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

Revenue Recognition

Our educational programs, primarily composed of University of Phoenix programs, are designed to range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through loans and/or grants under various Title IV programs, tuition assistance from their employers, or personal funds.

Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependants are included in net revenue and instructional costs and services. Total employee tuition benefits were $100.3 million, $90.5 million and $77.9 million for fiscal years 2010, 2009 and 2008, respectively.

The following describes the components of our net revenue:

•	Tuition and educational services revenue represents approximately 92% of our gross consolidated revenue before discounts, and encompasses both online and classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

BPP recognizes tuition revenue as services are provided over the course of the program, which varies depending on the program structure. For our remaining Apollo Global operations, tuition revenue is generally recognized over the length of the course and/or program as applicable.

•	Educational materials revenue represents approximately 6% of our gross consolidated revenue before discounts, and relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

•	Services revenue represents approximately 2% of our gross consolidated revenue before discounts. Services revenue consists principally of the contractual share of tuition revenue from students enrolled in IPD programs at private colleges and universities (“Client Institutions”). IPD provides program development, administration and management consulting services to Client Institutions to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student recruitment, accounting, and administrative services. IPD typically is paid a portion of the tuition revenue generated from these programs. IPD’s contracts with its Client Institutions generally range in length from five to ten years, with provisions for renewal.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of service revenue to which we are entitled under the terms of the contracts is recognized as the services are provided.

•	Other revenue represents less than 1% of our gross consolidated revenue before discounts. Other revenue consists of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time a student remains enrolled in a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. Revenue from these sources is recognized as the services are provided.

•	Discounts represent approximately 5% of our gross consolidated revenue. Discounts reflect reductions in tuition or other revenue including military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions.

Effective March 1, 2008, University of Phoenix changed its refund policy whereby students who attend 60% or less of a course are eligible for a refund for the portion of the course they did not attend. Under the prior refund policy, if a student dropped or withdrew after attending one class of a course, University of Phoenix earned 25% of the tuition for the course, and if they dropped or withdrew after attending two classes of a course, University of Phoenix earned 100% of the tuition for the course. Refunds are recorded as a reduction in deferred revenue during the period that a student drops or withdraws from a class. This refund policy applies to students in most, but not all states, as some states require different policies.

During the second quarter of fiscal year 2010, we began presenting Insight Schools’ operating results as discontinued operations. Accordingly, Insight Schools’ net revenue is included in loss from discontinued operations, net of tax in our Consolidated Statements of Income. Insight Schools generates the majority of its tuition and educational services revenue through long-term contracts with school districts or not-for-profit organizations. The term for these contracts ranges from five to ten years with provisions for renewal thereafter. We recognize revenue under these contracts over the period during which educational services are provided to students, which generally commences in August or September and ends in May or June.

Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, the tuition price per credit and seasonality.

Sales tax collected from students is excluded from net revenue. Collected but unremitted sales tax is included as a liability in our Consolidated Balance Sheets and is not material to our consolidated financial statements.

Allowance for Doubtful Accounts

We reduce accounts receivable by an allowance for amounts that we expect to become uncollectible in the future. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current trends. In determining these amounts, we consider and evaluate the historical write-offs of our receivables. We monitor our collections and write-off experience to assess whether adjustments are necessary.

When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lenders. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs.

We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relevant facts. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which include collection attempts by our employees and outside collection agencies. Please refer to Note 6, Accounts Receivable, net, for further discussion.

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

Restricted Cash and Cash Equivalents

Short-term restricted cash and cash equivalents primarily represents amounts held for students that were received from federal and state governments under various student aid grant and loan programs, such as Title IV program funds, that we are required to maintain pursuant to U.S. Department of Education and other regulations. Restricted cash and cash equivalents also includes certain funds that we may be required to return if a student who receives Title IV program funds withdraws from a program. These components of our restricted cash and cash equivalents are not legally restricted or otherwise segregated from our other assets. Long-term restricted cash and cash equivalents consist of funds used to collateralize a letter of credit as further discussed at Note 7, Long-Term Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Our restricted cash and cash equivalents are primarily held in money market funds that are invested in municipal bonds, securities issued by or guaranteed by the U.S. government, and repurchase agreements.

Marketable Securities

Marketable securities consist of auction-rate securities. Auction-rate securities are investments with interest rates that reset periodically through an auction process. Auction-rate securities are classified as available-for-sale and are stated at fair value, which had historically been consistent with amortized cost or par value due to interest rates which reset periodically, typically between 7 and 35 days. However, beginning in February 2008 and continuing through fiscal year 2010, due to uncertainty in the global credit and capital markets and other factors, auction-rate securities have experienced failed auctions resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value. Our auction-rate securities instruments, due to the lack of liquidity, are classified as non-current. Interest is included in interest income in our Consolidated Statements of Income. Please refer to Note 5, Marketable Securities, for further discussion.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation. Property and equipment under capital leases, and the related obligation, is recorded at an amount equal to the present value of future minimum lease payments. Buildings, furniture, equipment, and software, including internally developed software, are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Capital leases, leasehold improvements and tenant improvement allowances are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Construction in progress, excluding software, is recorded at cost until the corresponding

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset is placed into service and depreciation begins. Software is recorded at cost and is amortized once the related asset is ready for its intended use. Maintenance and repairs are expensed as incurred.

We capitalize certain internal software development costs consisting primarily of the direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. We capitalize costs incurred during the application development phase of the project as permitted. Please refer to Note 8, Property and Equipment, net, for further discussion.

Goodwill and Intangible Assets

•	Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to our respective reporting units. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.

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

We assess goodwill and indefinite-lived intangible assets at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. To determine the fair value of our reporting units, we primarily rely on an income-based approach using the discounted cash flow valuation method. For our reporting units valued using this method, we generally project cash flows, as well as a terminal value, by calculating cash flow scenarios, applying a reasonable weighting to these scenarios and discounting such cash flows by a risk-adjusted rate of return. When appropriate, we may also incorporate the use of a market-based approach in combination with the discounted cash flow analysis. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing of expected future cash flows for each reporting unit, the probability weightings between scenarios, the discount rate applied to those cash flows, long-term growth rates and selection of comparable market multiples. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions and planned business and operating strategies over a long-term planning horizon.

The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual indefinite-lived intangible asset impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units. To determine the fair value of our trademark intangible assets we use the relief-from-royalty method. This method estimates the benefit of owning the intangible assets rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. To fair value the accreditations and designations we primarily use the cost savings method which estimates the cost savings of owning the intangible asset rather than either creating the asset or not having the asset in place to be used in current operations. This method incorporates the use of significant judgments in determining the projected profit or replacement cost attributable to the asset and the appropriate discount rate.

•	Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful life of our finite-lived intangible assets at August 31, 2010 is 4.6 years.

Other Long-Lived Asset Impairments

We evaluate the carrying amount of our major long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding consideration of BPP’s finite-lived intangible assets discussed at Note 9, Goodwill and Intangible Assets, we did not recognize any impairment charges for our long-lived assets during fiscal year 2010. At August 31, 2010, we believe the carrying amounts of our long-lived assets are fully recoverable and no impairment exists.

Share-Based Compensation

We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense, net of forfeitures, for all share-based awards over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.

We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. In the absence of reliable historical data, we generally use the simplified mid-point method to estimate expected term of stock options. The simplified method uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed our historical data and believe that the structure and exercise behavior of our stock options has

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changed significantly, resulting in a lack of reliable historical exercise data that can be used to estimate expected term for stock options granted in recent fiscal years. We will continue to use the simplified method until reliable historical data is available, or until circumstances change such that the use of alternative methods for estimating expected term is more appropriate.

For share-based awards with performance conditions, such as our Performance Share Awards described in Note 17, Stock and Savings Plans, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment.

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

The determination of our uncertain tax positions requires us to make significant judgments. We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more-likely-than-not threshold of being sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions. Please refer to Note 14, Income Taxes, for further discussion.

Earnings per Share

Basic income per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of stock options and release of restricted stock units and performance share awards issuable under our stock compensation plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of stock options, release of restricted stock units and release of performance share awards, and unrecognized share-based compensation expense is included when applying the treasury stock method in the computation of diluted earnings per share. Please refer to Note 16, Earnings Per Share, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

We lease substantially all of our administrative and educational facilities, with the exception of our corporate headquarters and several Apollo Global facilities, and we enter into various other lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability in our Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as additions to property and equipment in our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities in our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) unless we intend to exercise the renewal option. Please refer to Note 19, Commitments and Contingencies, for further discussion.

We are also required to make additional payments under lease terms for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.

Selling and Promotional Costs

We generally expense selling and promotional costs, including advertising, as incurred.

Foreign Currency Translation

The U.S. dollar is the functional currency of our entities operating in the United States. The functional currency of our entities operating outside the United States is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss) or noncontrolling interests, as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in other, net in our Consolidated Statements of Income. These items amounted to a net $0.6 million loss, net $0.1 million gain and net $2.8 million loss in fiscal years 2010, 2009 and 2008, respectively.

Fair Value

The carrying amount of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable reported in our Consolidated Balance Sheets approximate fair value because of the short-term nature of these financial instruments.

For fair value measurements of assets and liabilities that are recognized or disclosed at fair value, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with either the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

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

In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. Refer to Note 10, Fair Value Measurements, for further discussion.

Loss Contingencies

We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment. Please refer to Note 19, Commitments and Contingencies, for further discussion.

Discontinued Operations

Assets and liabilities expected to be sold or disposed of are presented separately in our Consolidated Balance Sheets as assets or liabilities held for sale. If we determine we will not have significant continuing involvement with components that are classified as held for sale, the results of operations of these components are presented separately as income (loss) from discontinued operations, net of tax, in the current and prior periods. Refer to Note 3, Discontinued Operations, for further discussion.

Concentration of Revenue Source

U.S. federal financial aid programs are authorized by Title IV of the Higher Education Act of 1965, as reauthorized by the Higher Education Opportunity Act. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. Please refer to Note 19, Commitments

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Contingencies, for further information regarding regulatory matters affecting our business. Continued Title IV eligibility is critical to the operations of our business.

We collected the substantial majority of our fiscal year 2010 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our fiscal year 2010 total consolidated net revenue and University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below, excluding the benefit from the temporary relief for loan limit increases described below.

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. In recent years, the 90/10 Rule percentages for University of Phoenix have trended closer to 90% and for fiscal year 2010, the percentage for University of Phoenix was 88%, excluding the benefit from the permitted temporary exclusion of revenue associated with the recently increased annual student loan limits. This temporary relief expires in July 2011, and including this relief the percentage for University of Phoenix was 85%.

Based on currently available information, we expect that the 90/10 Rule percentage for University of Phoenix, net of the temporary relief, will approach 90% for fiscal year 2011. We have implemented various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule calculation, they have had only limited impact to date and there is no assurance that they will be adequate to prevent the 90/10 Rule calculation from exceeding 90% in the future. We are considering other measures to favorably impact the 90/10 Rule calculation for University of Phoenix, including tuition price increases; however, we have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Based on currently available information, we do not expect the 90/10 Rule percentage for University of Phoenix, net of the temporary relief, to exceed 90% for fiscal year 2011. However, we believe that, absent a change in recent trends or the implementation of additional effective measures to reduce the percentage, the 90/10 Rule percentage for University of Phoenix is likely to exceed 90% in fiscal year 2012 due to the expiration of the temporary relief in July 2011. Our efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows.

Other Concentrations

We maintain our cash and cash equivalents accounts in financial institutions. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation.

Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.

Certain Reclassifications

We separately presented depreciation and amortization and amortization of lease incentives on our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. The effects of this reclassification were increases in depreciation and amortization of $12.8 and $12.7 million in fiscal years 2009 and 2008, respectively, with an offsetting separate presentation of amortization of lease incentives.

We also made certain reclassifications associated with the following:

•	our presentation of Insight Schools as discontinued operations, and

•	our adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”) (codified in ASC 810, “Consolidation” (“ASC 810”)) on September 1, 2009.

For further discussion of these reclassifications, refer to Note 3, Discontinued Operations, and Recent Accounting Pronouncements below, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) (codified in ASC 805, “Business Combinations” (“ASC 805”)), and in April 2009, issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”) (codified in ASC 805), which modified business combinations accounting. On September 1, 2009, we adopted both SFAS 141(R) and this amendment which did not have a material impact on our financial condition, results of operations, and disclosures. At adoption, deferred acquisition costs were not significant and were expensed as of August 31, 2009.

In December 2007, the FASB issued SFAS 160 (codified in ASC 810). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires non-controlling interests to be treated as a separate component of equity and any changes in the parent’s ownership interest (in which control is retained) are accounted for as equity transactions. However, a change in ownership of a consolidated subsidiary that results in deconsolidation triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining non-controlling ownership interests. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the non-controlling interests. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and the provisions are prospective upon adoption, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. Accordingly, we adopted SFAS 160 on September 1, 2009 and retrospectively adjusted the following statements:

•	Consolidated Balance Sheets as of August 31, 2009;
•	Consolidated Statements of Income for fiscal years 2009 and 2008;

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Consolidated Statements of Comprehensive Income for fiscal years 2009 and 2008;
•	Consolidated Statements of Changes in Shareholders’ Equity for fiscal years 2009 and 2008; and
•	Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for fiscal years 2009 and 2008.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (codified in ASC 810), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and was effective for us on September 1, 2010. The adoption of SFAS 167 did not have a material impact on our financial condition, results of operations, and disclosures.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. ASU 2009-13 was effective for us on September 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 is an interpretation of the fair value guidance that we fully adopted on September 1, 2009 and amends ASC 820 to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted the disclosure requirements in ASU 2010-06 on March 1, 2010, which did not have a material impact on our fair value measurement disclosures. The requirement to present the Level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010, and is effective for us on September 1, 2011. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have a material impact on our fair value measurement disclosures.

Note 3.	Discontinued Operations

In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We do not expect to have significant continuing involvement with Insight Schools after it is sold. Based on these factors, we concluded that we met the criteria for presenting Insight Schools as held for sale and as discontinued operations and began presenting Insight Schools’ assets and liabilities as held for sale in our Consolidated Balance Sheets and Insight Schools’ operating results as discontinued operations in our Consolidated Statements of Income for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows from continuing operations in our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.

Since Insight Schools meets the held for sale criteria, we are required to present its assets and liabilities held for sale at the lower of the carrying amount or fair value less cost to sell. Accordingly, in the second quarter of fiscal year 2010, we evaluated Insight Schools’ respective assets held for sale, including goodwill and other long-lived assets for impairment. Our goodwill impairment analysis as of February 28, 2010 resulted in recognizing a $9.4 million goodwill impairment charge. This charge was recorded in the second quarter of fiscal year 2010 and is reflected as a component of loss from discontinued operations in our Consolidated Statements of Income.

At February 28, 2010, our fair value estimate was derived from obtaining exit price information from advisors and interested parties specific to the sale of Insight Schools. We considered this information in revising our estimate of fair value as a result of our intent to sell Insight Schools. Historically, our fair value analysis used a combination of the discounted cash flow and market-based approaches by applying a 75%/25% weighting factor to these respective valuation methods. The non-binding offers received for Insight Schools were significantly lower than the estimated fair value derived from our prior valuation methods. The non-binding offers received for Insight Schools were based on Insight Schools’ recent operating performance, which has generated and is expected to continue to generate operating losses in the near term. Refer to Note 9, Goodwill and Intangible Assets, and Note 10, Fair Value Measurements, for further discussion.

We have continued to progress with sale activities for Insight Schools, including engaging in non-binding negotiations with interested parties. We believe the sale continues to be probable within a year from the date on which we classified Insight Schools as held for sale. At each period end, we are required to evaluate our fair value less cost to sell estimate to determine whether an adjustment to the carrying value of Insight Schools is required. As of August 31, 2010, our fair value estimate for Insight Schools was derived from recent exit price information received specific to our non-binding negotiations. Based on this evaluation, we determined that the fair value less cost to sell continues to approximate the carrying value of Insight Schools resulting in no additional impairment.

The major components of assets and liabilities of Insight Schools’ presented separately in the Consolidated Balance Sheets as held for sale as of August 31, 2010 are outlined below. For comparability purposes, we have also presented below Insight Schools’ assets and liabilities as of August 31, 2009, which are included in the respective financial statement line items.

	As of August 31,
($ in thousands)	2010	2009

Accounts receivable, net	$3,851	$6,564
Property and equipment, net	6,037	5,721
Goodwill	3,342	12,742
Other	2,715	1,563

Total Insight Schools’ assets	$15,945	$26,590

Total Insight Schools’ liabilities	$4,474	$3,066

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Insight Schools’ operating results for the years ended August 31, 2010, 2009 and 2008, which are presented in loss from discontinued operations, net of tax in our Consolidated Statements of Income:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Net revenue	$32,240	$20,636	$7,495
Goodwill impairment(1)	(9,400)	—	—
Other costs and expenses	(42,541)	(47,111)	(25,405)

Discontinued operations loss	(19,701)	(26,475)	(17,910)
Other, net	(11)	(637)	(12)

Loss from discontinued operations before income taxes(1)	(19,712)	(27,112)	(17,922)
Benefit from income taxes	4,288	10,735	7,098

Loss from discontinued operations, net of tax	$(15,424)	$(16,377)	$(10,824)

(1)	As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.

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

On April 8, 2010, we contributed all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. We believe Western International University will better leverage the capabilities of Apollo Global’s international resources to serve both its U.S. and international students. The transaction was structured as an asset transfer from Apollo Group to Apollo Global with Apollo Global’s noncontrolling shareholder, The Carlyle Group (“Carlyle”), contributing $2.5 million, plus potential future performance-based payments, based on the estimated fair market value. The transaction does not meet the definition of a business combination because it was a transfer of assets between entities under common control. Accordingly, Western International University’s net assets were recorded at carrying value of approximately $8 million as of the date of the transfer. As a result of the transfer, our ownership in Apollo Global was reduced in fiscal year 2010 from 86.1% to 85.6%.

The following table presents a summary of acquisitions during the respective fiscal years:

	2009	2008
($ in thousands)	BPP	UNIACC	ULA	Aptimus

Tangible assets (net of acquired liabilities)	$(15,346)	$27,718	$14,130	$3,459
Finite-lived intangible assets	51,304	9,120	2,140	7,600
Indefinite-lived intangible assets	139,990	5,487	1,797	—
Goodwill	425,638	2,135	17,683	37,018

Allocated purchase price	$601,586	$44,460	$35,750	$48,077
Less: Debt assumed	(84,306)	(19,910)	(11,000)	—
Less: Cash acquired	(7,214)	(1,303)	(1,289)	(1,022)

Acquisition, net of cash acquired	$510,066	$23,247	$23,461	$47,055

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BPP

On July 30, 2009, Apollo Global, through a wholly-owned United Kingdom subsidiary, acquired the entire issued and to be issued ordinary share capital of BPP, a company registered in England and Wales, for cash and assumed debt as detailed in the summary purchase price allocation above. BPP is a provider of education and training to professionals in the legal and finance industries and the BPP University College is the first proprietary institution to have been granted degree awarding powers in the United Kingdom.

We accounted for the BPP acquisition using the purchase method of accounting prior to our September 1, 2009 adoption of SFAS 141(R) (codified in ASC 805) noted in Recent Accounting Pronouncements in Note 2, Significant Accounting Policies. BPP’s operating results are included in the consolidated financial statements from the date of acquisition.

Unaudited Pro Forma Financial Results

The following unaudited pro forma financial results of operations for fiscal year 2009 are presented as if the acquisition of BPP had been completed as of September 1, 2008:

(Unaudited)
Year Ended
(in thousands, except per share data)	August 31, 2009

Pro forma net revenue	$4,220,298

Pro forma net income attributable to Apollo	$616,323

Pro forma earnings per share:
Basic income per share attributable to Apollo	$3.91

Diluted income per share attributable to Apollo	$3.86

Basic weighted average shares outstanding	157,760

Diluted weighted average shares outstanding	159,514

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

UNIACC

In March 2008, Apollo Global purchased 100% of UNIACC for cash and assumed debt as detailed in the summary purchase price allocation above, plus a future payment based on a multiple of earnings. UNIACC is an arts and communications university which offers bachelor’s and master’s programs on campuses in Chile and online.

In January 2009, we executed an amendment to the purchase agreement with the former owner of UNIACC, which modified both the timing of the future payment and the period of earnings on which the future payment calculation is based. In fiscal year 2009, we recorded the estimated obligation as an additional purchase price adjustment increasing goodwill, as the amount became determinable during that period. This obligation is denominated in Chilean Pesos, which translated to $7.1 million based on the exchange rate on the date we recorded the obligation. During fiscal year 2009, we paid $2.7 million of the obligation, and we paid the remaining obligation of $5.5 million in the fourth quarter of fiscal year 2010. The total amount paid for the obligation increased compared to the original accrual due to the weakening of the U.S. dollar relative to the Chilean Peso during the period.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ULA

In August 2008, Apollo Global acquired a 65% ownership interest in ULA for cash and assumed debt as detailed in the summary purchase price allocation above. ULA is an educational institution that offers degree programs at its campuses in Mexico.

In July 2009, Apollo Global purchased the remaining ownership interest in ULA for $11.0 million, plus a future payment based on a multiple of earnings not to exceed $2.0 million. This transaction was accounted for as a step acquisition in accordance with the purchase method of accounting and resulted in an additional $7.0 million of goodwill.

Aptimus, Inc. (“Aptimus”)

In October 2007, we completed the acquisition of all the outstanding common stock of online advertising company Aptimus. Prior to the acquisition, Aptimus operated as a results-based advertising company that distributed advertisements for direct marketing advertisers across a network of third-party web sites. The acquisition enables us to more effectively monitor, manage and control our marketing investments and brands, with the goal of increasing awareness of and access to affordable quality education. We have integrated Aptimus as part of our corporate marketing function.

For goodwill impairment testing purposes, we assigned the goodwill balance to our University of Phoenix segment as Aptimus’ primary function is to monitor, manage, and control University of Phoenix’s marketing investments.

Note 5.	Marketable Securities

Marketable securities as of August 31, 2010 and 2009 consist of auction-rate securities. Auction-rate securities have historically traded on a shorter term than the underlying debt based on an auction bid that resets the interest rate of the security. Investments in auction-rate securities were intended to provide liquidity in an auction process that resets the applicable interest rate at predetermined calendar intervals, generally between 7 and 35 days, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par value. Historically, the fair value of auction-rate securities approximated par value due to the frequent resets through the auction process and have rarely failed since the investment banks and broker dealers have been willing to purchase the security when investor demand was weak. However, beginning in February 2008 and continuing through fiscal year 2010, due to uncertainty in the global credit and capital markets and other factors, auction-rate securities have experienced failed auctions resulting in a lack of liquidity for these instruments that has reduced the estimated fair market value for these securities below par value.

The following table details our auction-rate securities classified as available-for-sale as of August 31:

($ in thousands)	2010	2009

Amortized cost	$16,850	$21,850
Gross unrealized losses:
Continuous unrealized loss position less than 12 months	—	(650)
Continuous unrealized loss position greater than 12 months	(1,676)	(1,621)

Total gross unrealized losses(1)	(1,676)	(2,271)

Fair market value	$15,174	$19,579

(1)	The cumulative unrealized loss net of tax included in accumulated other comprehensive loss in our Consolidated Balance Sheets as of August 31, 2010 and 2009 was $1.0 million and $1.4 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal invested in auction-rate securities detailed in the above table have experienced failed auctions. Approximately $10.0 million of our auction-rate securities are invested in securities collateralized by federal student loans, which are rated AAA and are guaranteed by the U.S. government. The remaining portion is invested in tax-exempt municipal bond funds, which carry at least A- credit ratings for the underlying issuer. We used a discounted cash flow model to determine the fair value of our auction-rate securities as of August 31, 2010. Please refer to Note 10, Fair Value Measurements, for further discussion of the estimates and unobservable inputs used in our valuation technique.

We determined that credit related losses with respect to our auction-rate securities as of August 31, 2010 were insignificant. Therefore, we did not recognize credit related losses in earnings and no adjustments were made to the cumulative net unrealized loss included in accumulated other comprehensive loss in our Consolidated Balance Sheets. We consider several factors to differentiate between temporary impairment and other-than-temporary impairment including the projected future cash flows, credit quality of the issuers and of the underlying collateral, as well as the other factors as further described in Note 10, Fair Value Measurements.

We have continued to classify the entire balance of our auction-rate securities as non-current marketable securities due to the lack of liquidity of these instruments and our continuing inability to determine when these investments will settle.

The cost of liquidated securities is based on the specific identification method. During fiscal years 2010, 2009 and 2008, none of our marketable securities have been liquidated below par value, and thus no realized gains or losses have been recognized.

We will continue to monitor our investment portfolio. Given the uncertainties in the global credit and capital markets, we are no longer investing in auction-rate securities instruments at this time. We will also continue to evaluate any changes in the market value of the failed auction-rate securities that have not been liquidated and depending upon existing market conditions, we may be required to recognize additional impairment charges in the future.

Note 6.	Accounts Receivable, Net

Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2010	2009

Student accounts receivable	$419,714	$380,226
Less allowance for doubtful accounts	(192,857)	(110,420)

Net student accounts receivable	226,857	269,806
Other receivables	37,520	28,464

Total accounts receivable, net	$264,377	$298,270

Student accounts receivable is composed primarily of amounts due related to tuition. In fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion and disclosure of the components of Insight Schools’ assets and liabilities.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For discussion of our accounting policy related to allowance for doubtful accounts, refer to Note 2, Significant Accounting Policies. The following table summarizes the activity in allowance for doubtful accounts for the fiscal years 2010, 2009 and 2008:

	August 31,
($ in thousands)	2010	2009	2008

Beginning allowance for doubtful accounts	$110,420	$78,362	$99,818
Provision for uncollectible accounts receivable	282,628	152,490	104,201
Write-offs, net of recoveries	(199,332)	(120,432)	(125,657)
Included in assets held for sale	(859)	—	—

Ending allowance for doubtful accounts	$192,857	$110,420	$78,362

Bad debt expense is included in instructional costs and services in our Consolidated Statements of Income.

Note 7.	Long-Term Restricted Cash and Cash Equivalents

During the fourth quarter of fiscal year 2010, we posted a letter of credit of approximately $126 million in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The long-term restricted cash at August 31, 2010 represents funds used to collateralize this letter of credit. The letter of credit and associated collateral must be maintained until at least June 30, 2012. Refer to Note 19, Commitments and Contingencies, for additional information.

Note 8.	Property and Equipment, Net

Property and equipment, net consist of the following as of August 31:

($ in thousands)	2010	2009

Land	$46,641	$44,045
Buildings	195,699	198,152
Furniture and equipment	368,162	303,872
Leasehold improvements (includes tenant improvement allowances)	295,058	256,350
Internally developed software	83,011	75,772
Software	68,666	67,532
Less accumulated depreciation and amortization	(474,780)	(407,803)

Depreciable property and equipment, net	582,457	537,920
Construction in progress	37,080	19,587

Property and equipment, net	$619,537	$557,507

The following amounts, which are included in the above table, relate to property and equipment leased under capital leases as of August 31:

($ in thousands)	2010	2009

Buildings and land	$6,029	$6,082
Furniture and equipment	5,157	4,459
Less accumulated depreciation and amortization	(3,340)	(4,342)

Capital lease assets, net	$7,846	$6,199

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was $122.2 million, $103.4 million and $87.8 million for fiscal years 2010, 2009 and 2008, respectively. Included in these amounts is depreciation of capitalized internally developed software of $16.1 million, $12.5 million and $7.9 million for the fiscal years 2010, 2009 and 2008, respectively. Additionally, we recorded a loss of $9.4 million in fiscal year 2009 that is included in general and administrative expenses in our Consolidated Statements of Income for the write-off of information technology fixed assets resulting primarily from our rationalization of software.

Note 9.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value assigned to the underlying assets acquired and liabilities assumed. The following table presents changes in the net carrying amount of goodwill by reportable segment during fiscal years 2010 and 2009:

		Apollo Global
	University of			Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other(1)	Schools	Schools	Goodwill

Goodwill as of August 31, 2008	$37,018	$—	$20,898	$12,742	$15,310	$85,968
Goodwill acquired(2)	—	425,638	14,108	—	—	439,746
Purchase price allocation adjustments(3)	—	—	4,110	—	—	4,110
Currency translation adjustment	—	(3,802)	(3,664)	—	—	(7,466)

Goodwill as of August 31, 2009	37,018	421,836	35,452	12,742	15,310	522,358
Impairment on discontinued operations	—	—	—	(9,400)	—	(9,400)
Impairment	—	(156,321)	(8,712)	—	—	(165,033)
Included in assets held for sale	—	—	—	(3,342)	—	(3,342)
Currency translation adjustment	—	(24,311)	1,887	—	—	(22,424)

Goodwill as of August 31, 2010	$37,018	$241,204	$28,627	$—	$15,310	$322,159

(1)	As a result of contributing all of the common stock of Western International University to Apollo Global during the third quarter of fiscal year 2010, we are presenting Western International University in the Apollo Global — Other reportable segment for all periods presented. Refer to Note 4, Acquisitions, for further discussion.

(2)	For discussion of additions to goodwill during fiscal year 2009, refer to Note 4, Acquisitions.

(3)	The purchase price allocation adjustments primarily related to Apollo Global’s acquisition of ULA as additional information about the valuation of certain acquired assets and liabilities became available. The related purchase price allocation was preliminary as the acquisition was completed in August 2008.

The following table presents the components of the net carrying amount of goodwill by reportable segment as of August 31, 2010 and 2009:

		Apollo Global
	University of			Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Schools	Goodwill

August 31, 2009
Gross carrying amount	$37,018	$425,638	$39,617	$12,742	$35,515	$550,530
Accumulated impairments	—	—	—	—	(20,205)	(20,205)
Effect of foreign currency translation	—	(3,802)	(4,165)	—	—	(7,967)

Net carrying amount	$37,018	$421,836	$35,452	$12,742	$15,310	$522,358

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Apollo Global
	University of			Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill

August 31, 2010
Gross carrying amount	$37,018	$425,638	$39,617	$35,515	$537,788
Accumulated impairments	—	(156,321)	(8,712)	(20,205)	(185,238)
Effect of foreign currency translation	—	(28,113)	(2,278)	—	(30,391)

Net carrying amount	$37,018	$241,204	$28,627	$15,310	$322,159

Intangible assets consist of the following as of August 31:

	2010				2009
	Gross		Effect of Foreign	Net	Gross		Effect of Foreign	Net
	Carrying	Accumulated	Currency	Carrying	Carrying	Accumulated	Currency	Carrying
($ in thousands)	Amount	Amortization	Translation Loss	Amount	Amount	Amortization	Translation Loss	Amount

Finite-lived intangible assets
Student and customer relationships(1)	$19,935	$(12,891)	$(1,624)	$5,420	$26,515	$(4,224)	$(1,282)	$21,009
Copyrights	20,891	(6,039)	(1,066)	13,786	20,891	(488)	(198)	20,205
Other	20,676	(9,342)	(1,591)	9,743	23,317	(5,233)	(1,117)	16,967

Total finite-lived intangible assets	61,502	(28,272)	(4,281)	28,949	70,723	(9,945)	(2,597)	58,181

Indefinite-lived intangible assets
Trademarks(1)	121,879	—	(7,191)	114,688	140,797	—	(2,441)	138,356
Accreditations and designations	7,456	—	(500)	6,956	7,456	—	(322)	7,134

Total indefinite-lived intangible assets	129,335	—	(7,691)	121,644	148,253	—	(2,763)	145,490

Total intangible assets, net	$190,837	$(28,272)	$(11,972)	$150,593	$218,976	$(9,945)	$(5,360)	$203,671

(1)	During fiscal year 2010, we recorded impairments of BPP’s trademark and student relationships. See below for further discussion.

Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the economic useful life of the asset. The weighted average useful life of our finite-lived intangible assets at August 31, 2010 is 4.6 years. Amortization expense for intangible assets for fiscal years 2010, 2009 and 2008 was $24.8 million, $9.3 million and $3.4 million, respectively.

Estimated future amortization expense of intangible assets is as follows:

($ in thousands)

2011	$13,750
2012	8,485
2013	4,192
2014	1,406
2015	436
Thereafter	680

Total estimated amortization expense	$28,949

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.

We completed goodwill and indefinite lived intangible asset impairment tests for each of our reporting units as follows during fiscal year 2010:

•	University of Phoenix
•	BPP
•	UNIACC (included in Apollo Global — Other)
•	ULA (included in Apollo Global — Other)
•	Western International University (included in Apollo Global — Other)
•	CFFP (included in Other Schools)
•	Insight Schools

During fiscal year 2010, we completed our annual goodwill impairment tests for each of our reporting units and our annual indefinite-lived intangible asset impairment tests, as applicable. During fiscal year 2010, we recorded goodwill impairment charges for our BPP, ULA and Insight Schools reporting units and intangible impairment charges for our BPP reporting unit, as further discussed below. As of their respective annual impairment test date, the fair value of our University of Phoenix, UNIACC, Western International University and CFFP reporting units exceeded the carrying value of their respective net assets by at least 25% resulting in no goodwill impairment. For our University of Phoenix and Western International University reporting units we used market multiple information of comparable sized companies to determine the fair value at the respective test dates. For our UNIACC and CFFP reporting units, we used the discounted cash flow valuation method to determine the fair value at the respective test dates. Additionally, for UNIACC, we completed our annual impairment tests of its indefinite-lived intangible assets and determined there was no impairment.

BPP Reporting Unit

On July 1, 2010, we conducted our first annual goodwill impairment test for BPP. To determine the fair value of our BPP reporting unit in our step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied an 80%/20% weighting factor to these valuation methods, respectively. In October 2010, BPP concluded its fall enrollment period which we believe was adversely impacted by the continued economic downturn in the U.K. Accordingly, we revised our forecast for BPP, which caused our step one annual goodwill impairment analysis to result in a lower estimated fair value for the BPP reporting unit as compared to its carrying value due to the effects of the economic downturn in the U.K. on BPP’s operations and financial performance and increased uncertainty as to when these conditions will recover. Specifically, the assumptions used in our cash flow estimates assume no near-term recovery in the markets in which BPP operates, modest overall long-term growth in BPP’s core programs and a significant increase in revenues over a long-term horizon at BPP’s University College. We also utilized a 13.0% discount rate and 3.0% long-term growth rate in the analysis. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges for BPP if there are further deteriorations in these markets, if economic conditions in the U.K. further decline, or we are unable to achieve the growth in future enrollments at BPP’s University College.

Accordingly, we performed a step two analysis which required us to fair value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. As discussed above, the amount of the goodwill impairment charge is derived by comparing the implied fair value of goodwill from the hypothetical purchase

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on recent appraisals.

•	Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the valuation methods discussed above. Our annual impairment tests for these indefinite-lived intangible assets utilized the same revenue, margin and discount rate assumptions used in the BPP reporting unit goodwill impairment step one analysis which resulted in a lower fair value estimate for BPP’s trademark. Accordingly, in the fourth quarter of fiscal year 2010, we recorded a $17.6 million impairment charge for these indefinite-lived intangible assets.

•	Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach specifically the costs savings method, with and without method and excess earnings method, or replacement cost approach. As a result of this analysis, we determined that one of our student relationship intangible assets was not recoverable resulting in recording an impairment charge of $2.0 million in the fourth quarter of fiscal year 2010.

Based on our analysis, we recorded a $156.3 million impairment charge for BPP’s goodwill in the fourth quarter of fiscal year 2010. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the fourth quarter of fiscal year 2010, BPP’s goodwill and intangible asset impairment charges in the aggregate approximate $170.4 million (net of $5.5 million benefit for income taxes associated with the intangible asset impairment charges).

ULA Reporting Unit

For our ULA reporting unit, we used a discounted cash flow valuation method to determine the fair value of the reporting unit at May 31, 2010. ULA continues to delay the launch of its online program due to challenges with developing and designing the technology infrastructure to support the online platform. We have considered these uncertainties in the future cash flows used in our annual goodwill impairment test which resulted in an estimated lower fair value for the ULA reporting unit. Accordingly, we performed a step two analysis which required us to fair value ULA’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the step one analysis as the purchase price in a hypothetical acquisition of the ULA reporting unit. As discussed above, the amount of the goodwill impairment charge is derived from comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. Based on our analysis, in the third quarter of fiscal year 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. Additionally, we completed our annual impairment tests for indefinite-lived intangible assets at ULA and determined there was no impairment.

Insight Schools Reporting Unit

In the second quarter of fiscal year 2010, we began presenting Insight Schools’ assets and liabilities as held for sale and its operating results as discontinued operations. We recorded a $9.4 million impairment of Insight Schools’ goodwill during the second quarter of fiscal year 2010, which is reflected in our loss from discontinued operations. As Insight Schools’ goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. We reevaluated Insight Schools goodwill at its annual May 31 test date which resulted in no additional goodwill impairment based on recent exit price information received from engaging in non-binding negotiations with interested parties. Refer to Note 3, Discontinued Operations, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Please refer to Note 2, Significant Accounting Policies, for our policy and methodology for evaluating potential impairment of goodwill and indefinite-lived intangible assets.

Note 10.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for
		Identical Assets/	Significant Other	Significant
	August 31,	Liabilities	Observable Inputs	Unobservable Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,468,992	$1,468,992	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174

Total assets at fair value on a recurring basis:	$1,484,166	$1,468,992	$—	$15,174

Liabilities:
Other liabilities:
Interest rate swap	$5,148	$—	$5,148	$—

Total liabilities at fair value on a recurring basis:	$5,148	$—	$5,148	$—

We measure our money market funds included in cash and restricted cash equivalents, auction-rate securities included in marketable securities and interest rate swap included in other liabilities on a recurring basis at fair value. For our assets and liabilities measured on a recurring basis, we did not significantly change our valuation techniques associated with fair value measurements from prior periods. As of August 31, 2010, cash equivalents disclosed in the table above excludes $386.5 million of cash held in bank overnight deposit accounts that approximate fair value.

•	Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.

•	Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 to 500 basis points to the applicable discount rate.

•	Interest rate swap — We have an interest rate swap with a notional amount of £32.0 million ($49.7 million) used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At August 31, 2010, the carrying value of our debt, excluding capital leases, was $576.6 million. Substantially all of our debt is variable interest rate and the carrying amount approximates fair value.

Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended August 31, 2010 are as follows:

($ in thousands)

Balance at August 31, 2009	$19,579
Reversal of unrealized loss on redemption	595
Redemptions at par value	(5,000)
Transfers in (out) of Level 3	—

Balance at August 31, 2010	$15,174

Net unrealized gains (losses) included in earnings related to assets held as of August 31, 2010	$—

Assets measured at fair value on a non-recurring basis during fiscal year 2010 consist of the following:

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other		Losses for Year
	Fair Value at	Active Markets for	Observable	Significant	Ended
	Measurement	Identical Assets	Inputs	Unobservable Inputs	August 31,
($ in thousands)	Date	(Level 1)	(Level 2)	(Level 3)	2010

Assets:
Assets held for sale
Goodwill	$3,342	$—	$—	$3,342	$(9,400)
Goodwill
ULA	15,669	—	—	15,669	(8,712)
BPP	241,204			241,204	(156,321)
Intangible assets, net
BPP trademark	108,738	—	—	108,738	(17,523)
BPP student relationships	4,373	—	—	4,373	(2,014)

Total	$373,326	$—	$—	$373,326	$(193,970)

In the second quarter of fiscal year 2010, we began presenting Insight Schools as held for sale. Accordingly, we measured Insight Schools’ goodwill at fair value on a non-recurring basis as of February 28, 2010 using Level 3 inputs. The Level 3 inputs were primarily based on exit price information we received from third parties to purchase Insight Schools. The Insight Schools’ goodwill balance was written down to the implied fair value, resulting in the impairment charge detailed above that is included in loss from discontinued operations, net of tax. Refer to Note 3, Discontinued Operations, for further discussion.

In the third quarter of fiscal year 2010, ULA’s goodwill balance was written down to the implied fair value in connection with our annual goodwill impairment test performed at May 31, resulting in the impairment charge detailed above. The implied fair value of ULA’s goodwill was determined using Level 3 inputs included in our discounted cash flow valuation method. Refer to Note 9, Goodwill and Intangible Assets, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of fiscal year 2010, we recorded impairment charges for BPP’s goodwill, trademark and student relationships intangible assets in connection with our annual goodwill impairment test performed on July 1, 2010. Accordingly, BPP’s goodwill balance was written down to the implied fair value and BPP’s trademark and student relationships intangible assets were measured at fair value. We measured the implied fair value for BPP’s goodwill and the fair value of BPP’s intangible assets using Level 3 inputs included in the valuation methods used to determine fair value for the respective assets. Refer to Note 9, Goodwill and Intangible Assets, for further discussion.

Note 11.	Accrued Liabilities

Accrued liabilities consist of the following as of August 31:

($ in thousands)	2010	2009

Estimated litigation loss	$177,982	$80,500
Salaries, wages and benefits	80,773	76,583
Accrued advertising	52,472	35,974
Accrued professional fees	30,895	25,287
Student refunds, grants and scholarships	9,842	11,287
Other accrued liabilities	23,497	38,787

Total accrued liabilities	$375,461	$268,418

Please refer to Note 19, Commitments and Contingencies, for discussion of the estimated litigation losses. Salaries, wages and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional and legal obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, and certain accrued purchases.

Note 12.	Debt

Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2010	2009

Bank Facility, see terms below	$497,968	$495,608
BPP Credit Facility, see terms below	52,925	63,644
Capital lease obligations	7,827	7,763
Other, interest rates ranging from 4.3% to 9.4% with various maturities from 2011 to 2019	25,680	22,051

Total debt	584,400	589,066
Less short-term borrowings and current portion of long-term debt	(416,361)	(461,365)

Long-term debt	$168,039	$127,701

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate debt maturities for each of the years ended August 31 are as follows:

($ in thousands)

2011	$416,361
2012	21,180
2013	136,480
2014	1,557
2015	1,603
Thereafter	7,219

$584,400

•	Bank Facility — In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility, as of August 31, 2010 and 2009, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million and $102.6 million U.S. dollars as of August 31, 2010 and August 31, 2009, respectively) related to the BPP acquisition. We repaid the U.S. dollar denominated debt on our Bank Facility of $393 million during the first quarter of fiscal year 2010 and $400.1 million during the first quarter of fiscal year 2011. We have classified the U.S. dollar denominated portion of our Bank Facility borrowings as short-term borrowings and the current portion of long-term debt in our Consolidated Balance Sheets because it was repaid subsequent to our respective fiscal year-ends.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2010 and 2009 was 2.9% and 1.0%, respectively.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at August 31, 2010.

•	BPP Credit Facility — In the fourth quarter of fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $80.8 million based on the August 31, 2010 exchange rate) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2010 and 2009 was 4.0% and 1.3%, respectively.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at August 31, 2010.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Other — Other debt includes $8.7 million of variable rate debt and $17.0 million of fixed rate debt at the subsidiaries of Apollo Global. The weighted average interest rate of these debt instruments at August 31, 2010 and 2009 was 6.7% and 7.2%, respectively.

Please refer to Note 10, Fair Value Measurements, for discussion of the fair value of our debt.

Note 13.	Other Liabilities

Other liabilities consist of the following as of August 31:

($ in thousands)	2010	2009

Reserve for uncertain tax positions	$126,999	$97,619
Deferred rent and other lease incentives	81,218	71,579
Other	57,485	64,838

Total other liabilities	265,702	234,036
Less current portion	(53,416)	(133,887)

Total other long-term liabilities	$212,286	$100,149

Deferred rent represents the difference between the cash rental payments and the straight-line recognition of the expense over the term of the leases. Other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. The change in the current and long-term portion of other liabilities primarily relates to the classification of our uncertain tax positions. Refer to Note 14, Income Taxes, for discussion of our uncertain tax positions.

Note 14.	Income Taxes

Geographic sources of income (loss) from continuing operations before income taxes are as follows:

($ in thousands)	2010	2009	2008

United States	$1,227,794	$1,085,704	$808,055
Foreign	(226,726)	(18,777)	(7,279)

Total income from continuing operations before income taxes	$1,001,068	$1,066,927	$800,776

Income tax expense (benefit) consists of the following for fiscal years 2010, 2009 and 2008:

($ in thousands)	2010	2009	2008

Current:
Federal	$458,375	$377,911	$277,610
State	131,284	93,350	53,118
Foreign	(218)	(1,025)	786

Total current	589,441	470,236	331,514

Deferred:
Federal	(106,834)	(8,667)	(15,597)
State	(7,574)	(4,872)	(1,892)
Foreign	(10,970)	23	—

Total deferred	(125,378)	(13,516)	(17,489)

Total provision for income taxes	$464,063	$456,720	$314,025

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$72,344	$42,602
Deferred rent and tenant improvement allowances	28,921	24,037
Net operating loss carry-forward	17,629	14,332
Estimated litigation loss	70,383	23,580
Share-based compensation	63,168	62,784
Other	73,821	38,725

Gross deferred tax assets	326,266	206,060
Valuation allowance	(14,645)	(11,447)

Deferred tax assets, net of valuation allowance	311,621	194,613

Deferred tax liabilities:
Fixed assets	39,276	35,795
Intangible assets	40,069	54,399
Other	5,531	5,779

Gross deferred tax liabilities	84,876	95,973

Net deferred income taxes	$226,745	$98,640

The increase in our valuation allowance during fiscal year 2010 was primarily a result of an increase in net operating losses of certain foreign subsidiaries. We have recorded a valuation allowance related to these net operating losses, as it is more likely than not that these carry-forwards will expire unused. In light of our history of profitable operations, we have concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than the items mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets.

The net operating loss carry-forward in the above table represents $22.6 million of U.S. net operating losses that will begin to expire August 31, 2021. We also have $36.1 million of net operating losses in various foreign jurisdictions. The majority of the losses from foreign jurisdictions will begin to expire on August 31, 2027 and the remaining losses do not expire.

We have not provided deferred taxes on unremitted earnings attributable to international companies that have been considered permanently reinvested. As of August 31, 2010, any earnings related to the operations of these foreign subsidiaries are not significant.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties, at the beginning and the end of fiscal years 2010 and 2009:

($ in thousands)

Balance at September 1, 2008	$36,453
Additions based on tax positions taken in the current year	41,440
Additions for tax positions taken in prior years	3,007
Additions related to acquisition	4,289
Settlement with tax authorities	—
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(328)

Balance at August 31, 2009	84,861
Additions based on tax positions taken in the current year	99,590
Additions for tax positions taken in prior years	18,323
Settlement with tax authorities	(20,665)
Reductions for tax positions of prior years	(11,733)
Reductions due to lapse of applicable statute of limitations	(4,328)

Balance at August 31, 2010	$166,048

The increase in unrecognized tax benefits during fiscal year 2009 was primarily due to uncertainty on the deductibility of a portion of the $80.5 million estimated litigation loss associated with the Incentive Compensation False Claims Act Lawsuit recorded during fiscal year 2009, and uncertainty related to allocation and apportionment of income among states. Refer to Note 19, Commitments and Contingencies, for discussion of estimated litigation loss.

The increase in our unrecognized tax benefits during fiscal year 2010 was primarily due to uncertainty related to the apportionment of income for Arizona corporate income tax purposes. The increase was partially offset by decreases in unrecognized tax benefits primarily due to the final determination of our U.S federal income tax audit for fiscal years 2003 through 2005.

We classify interest and penalties related to uncertain tax positions as a component of provision for income taxes in our Consolidated Statements of Income. We recognized a benefit of $10.4 million in fiscal year 2010, and expense of $4.4 million and $3.9 million in fiscal years 2009 and 2008, respectively, related to interest and penalties. The $10.4 million benefit in 2010 is mainly due to the reduction of interest accrued related to the I.R.S. 162(m) settlement which occurred in November 2009. For more information, please refer to the discussion in the Internal Revenue Service Audits section below. The total amount of interest and penalties included in our Consolidated Balance Sheets was $5.4 million and $23.2 million as of August 31, 2010 and 2009, respectively. In addition, we have $44.4 million of unrecognized assets that are included in our unrecognized tax benefits as of August 31, 2010.

We believe that it is reasonably possible that $9.9 million of our unrecognized tax benefits could be resolved or otherwise settled within the next 12 months. The unrecognized tax benefits relate to deductibility of a litigation settlement and state tax apportionment that we expect to resolve either through negotiations with the relevant tax authorities or the expiration of statutes. Prior to fiscal year 2010, we classified uncertain tax positions related to the allocation and apportionment of our income amongst various state and local jurisdictions in other current liabilities in our Consolidated Balance Sheets. We no longer believe these

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts will be paid in the next year and accordingly have classified them in other long-term liabilities in our Consolidated Balance Sheets.

As of August 31, 2010, $115.4 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Consolidated Statements of Income.

Our U.S. federal tax years and various state tax years from 2006 remain subject to income tax examinations by tax authorities. In addition, tax years from 2006 related to our foreign taxing jurisdictions also remain subject to examination.

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for fiscal years 2010, 2009 and 2008:

	2010	2009	2008

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.3%	5.1%	4.1%
Non-deductible compensation	(1.1)%	0.4%	0.0%
Tax-exempt interest	0.0%	(0.1)%	(0.8)%
Foreign taxes	1.1%	0.6%	0.4%
Estimated litigation loss	0.0%	0.9%	0.0%
Goodwill impairments	5.8%	0.0%	0.0%
Other, net	(0.7)%	0.9%	0.5%

Effective income tax rate	46.4%	42.8%	39.2%

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

We had a total accrual of $50.5 million included in our reserve for uncertain tax positions relating to this issue prior to settlement. As a result of this settlement, we reclassified $27.3 million to income taxes payable as of November 30, 2009. We paid $22.6 million during the second quarter of fiscal year 2010 and we paid the majority of the remainder in the fourth quarter of fiscal year 2010. The remaining accrual of $23.2 million, relating to the amount in excess of the settlement, was reversed during the first quarter of fiscal year 2010 through a reduction in the provision for income taxes, a decrease in deferred tax assets, and an increase in additional paid-in capital in the amounts of $10.2 million, $1.5 million and $11.5 million, respectively.

Based on the agreed upon settlement, we believe that we are entitled to certain deductions related to stock option compensation that were not claimed on our tax returns for the years ended in 2006 through 2009. During the first quarter of fiscal year 2010, we recorded the benefit of these deductions through provision for

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million and $16.0 million, respectively. We have submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns for the years ended in 2006, 2007 and 2008. We claimed the deductions related to stock option compensation in fiscal year 2009 on our tax return for the year ended in 2009.

During fiscal year 2009, the Internal Revenue Service commenced an examination of our tax returns for the years ended in 2006, 2007 and 2008.

Arizona Department of Revenue Audit

The Arizona Department of Revenue commenced an audit during the fourth quarter of fiscal year 2010 relating to our Arizona income tax returns for fiscal years 2003 through 2009. During fiscal year 2010, we filed amended Arizona income tax returns for fiscal years 2003 through 2007 to change our method of sourcing service income to a destination basis, rather than on an origin basis, for sales factor apportionment purposes. In general for state sales factor apportionment purposes, ‘destination sourcing’ assigns revenue to the state of the customer or market, while ‘origin sourcing’ assigns revenue to the state of production. We also reported the final audit adjustments made by the Internal Revenue Service for fiscal years 2003 through 2005. The resulting impact from these adjustments is a net claim for refund of $51.5 million, excluding interest, for fiscal years 2003 through 2007. For fiscal years 2008 and 2009, we filed our original Arizona income tax returns sourcing our service revenues on a destination basis. We have not taken a benefit related to our Arizona market sourcing position in our financial statements.

In addition to the audits discussed above, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.

Note 15.	Shareholders’ Equity

Share Reissuances

During fiscal years 2010, 2009 and 2008, we issued approximately 1.1 million, 3.1 million and 2.5 million shares, respectively, of our Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

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

We repurchased approximately 7.9 million, 7.2 million and 9.8 million shares of our Class A common stock during fiscal years 2010, 2009 and 2008, respectively, at a total cost of $439.3 million, $444.4 million and $454.4 million during the respective fiscal years. This represented weighted average purchase prices of $55.78, $61.62 and $46.25 per share during the respective fiscal years.

As of August 31, 2010, approximately $560.7 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market or in privately negotiated transactions,

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

In connection with the release of vested shares of restricted stock, we repurchased approximately 149,000 and 119,000 shares for $7.1 million and $8.1 million during fiscal years 2010 and 2009, respectively. We did not have any such repurchases during fiscal year 2008. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss at August 31:

($ in thousands)	2010	2009

Foreign currency translation losses	$(30,182)	$(12,377)
Unrealized loss on auction-rate securities	(994)	(1,363)

Accumulated other comprehensive loss(1)	$(31,176)	$(13,740)

(1)	Accumulated other comprehensive loss is net of $1.2 million and $1.5 million of taxes as of August 31, 2010 and 2009, respectively. The tax effect on each component of other comprehensive income during fiscal years 2010, 2009 and 2008 is not significant.

The increase in foreign currency translation losses is primarily the result of a general strengthening of the U.S. dollar relative to the British Pound during fiscal year 2010.

Note 16.	Earnings Per Share

Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share.

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Net income attributable to Apollo (basic and diluted)	$553,002	$598,319	$476,525
Basic weighted average shares outstanding	151,955	157,760	164,109
Dilutive effect of stock options	652	1,482	1,598
Dilutive effect of restricted stock units and performance share awards	299	272	163

Diluted weighted average shares outstanding	152,906	159,514	165,870

Earnings per share:
Basic income per share attributable to Apollo	$3.64	$3.79	$2.90
Diluted income per share attributable to Apollo	$3.62	$3.75	$2.87

During fiscal years 2010, 2009 and 2008, approximately 7.2 million, 3.6 million and 6.5 million, respectively, of our stock options outstanding and approximately 6,000, 6,000 and 1,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share because their inclusion would have been anti-dilutive. These options and restricted stock units could be dilutive in the future.

Note 17.	Stock and Savings Plans

401(k) Plan

We sponsor a 401(k) plan for eligible employees which provides them the opportunity to make pre-tax employee contributions. Such contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee’s contributions up to the lesser of 15% of his or her gross compensation or the maximum participant contribution permitted under the Internal Revenue Code. Our matching contributions totaled $11.3 million, $9.6 million and $8.1 million for fiscal years 2010, 2009 and 2008, respectively.

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

Share-Based Compensation Plans

We currently have outstanding awards under the following two share-based compensation plans: the Apollo Group, Inc. Second Amended and Restated Director Stock Plan and the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan.

Under the Second Amended and Restated Director Stock Plan, the non-employee members of our Board of Directors received on September 1 of each year through 2003 options to purchase shares of our Class A common stock. No additional shares are available for issuance under this plan, and no grants have been made under such plan since the 2003 calendar year grants.

Under the Amended and Restated 2000 Stock Incentive Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance share awards, and other share-based awards covering shares of our Class A common stock to officers, key employees and faculty members, and the non-employee members of our Board of Directors. In general, the awards granted under the Amended and Restated 2000 Stock Incentive Plan vest over periods ranging from six months to four years. Stock options granted have contractual terms of 10 years or less. For certain outstanding stock options, vesting may be tied to the attainment of prescribed market conditions based on stock price appreciation in addition to service-vesting requirements. Restricted stock units issued under the Plan may have both performance-vesting and service-vesting components (for grants generally made to executive officers) or service-vesting only (for other recipients). Performance share awards have both performance-vesting and service-vesting components tied to a defined performance period. Approximately 25.1 million shares of our Class A common stock have been reserved for issuance over the term of this plan. The shares may be issued from treasury shares or from our authorized but unissued shares of our Class A common stock. As of August 31, 2010, approximately 15.4 million authorized and unissued shares of our Class A common stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan, including the shares subject to outstanding equity awards under such plan.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under each of the two Apollo Group Plans, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is equal to the vesting period.

Stock Options

During fiscal years 2010, 2009 and 2008, we granted stock options with a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. During fiscal year 2009, we also granted stock options with both a service and a market vesting condition to certain members of our management team. We measure the fair value of stock options as of the date of grant. We amortize share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a market vesting condition. The vesting period of the stock options granted generally ranges from six months to four years. A summary of the activity and changes related to stock options and stock appreciation rights granted under our plans is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Total	Price per	Contractual	Intrinsic
(numbers in thousands, except per share and contractual term data)	Shares	Share	Term (Years)	Value ($)(1)

Outstanding as of August 31, 2007	13,369	$48.90
Granted	2,508	62.08
Assumed upon acquisition	106	72.15
Exercised	(2,348)	41.46
Forfeited, canceled or expired	(1,258)	51.71

Outstanding as of August 31, 2008	12,377	52.41
Granted	1,164	68.08
Exercised	(2,707)	41.18
Forfeited, canceled or expired	(572)	64.24

Outstanding as of August 31, 2009	10,262	56.49
Granted	850	43.28
Exercised	(521)	27.33
Forfeited, canceled or expired	(442)	62.87

Outstanding as of August 31, 2010	10,149	$56.62	3.59	$7,569

Vested and expected to vest as of August 31, 2010	9,899	$56.65	3.57	$7,551

Exercisable as of August 31, 2010	6,717	$56.67	3.27	$7,397

Available for future grant as of August 31, 2010	3,661

(1)	Aggregate intrinsic value represents the total amount obtained by multiplying the portion of our closing stock price of $42.49 on August 31, 2010 in excess of the applicable exercise prices by the number of options outstanding or exercisable with an exercise price less than that closing stock price.

As of August 31, 2010, there was approximately $55.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.06 years. The fair value of stock

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and stock appreciation rights that vested during fiscal years 2010, 2009 and 2008 was $45.4 million, $54.1 million, and $35.5 million, respectively.

The following table summarizes information related to outstanding and exercisable options and stock appreciation rights as of August 31, 2010:

	Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
		Contractual	Exercise		Exercise
Range of		Life	Price		Price
Exercise Prices	Outstanding	Remaining	per Share	Exercisable	per Share
(options in thousands)

$5.83 to $42.27	1,483	3.80	$37.39	700	$31.93
$43.94 to $51.33	1,753	3.75	$49.32	1,459	$49.53
$51.67 to $57.54	733	3.86	$55.42	345	$55.33
$58.03 to $58.03	2,209	2.57	$58.03	1,689	$58.03
$58.43 to $62.51	1,682	3.48	$61.47	1,047	$61.25
$62.78 to $70.02	1,451	4.65	$67.22	742	$65.91
$71.21 to $169.47	838	3.77	$75.22	735	$75.14

	10,149			6,717

The following table summarizes information related to stock options and stock appreciation rights exercised during fiscal years 2010, 2009 and 2008:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Amounts related to options exercised:
Intrinsic value realized by optionees	$18,020	$94,638	$65,198
Actual tax benefit realized by Apollo for tax deductions	$7,175	$21,732	$25,516

The shares issued upon the exercise of stock options and stock appreciation rights were drawn from treasury shares or from our authorized but unissued shares of Class A common stock. Cash received from stock option exercises during fiscal years 2010, 2009 and 2008 was approximately $14.1 million, $103.5 million and $97.4 million, respectively.

Stock Option Valuation Assumptions

Fair Value — We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

	Year Ended August 31,
	2010	2009	2008

Weighted average fair value	$17.30	$27.32	$23.95
Expected volatility	48.6%	47.7%	44.2%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	1.5%	2.2%	2.9%
Dividend yield	0.0%	0.0%	0.0%

Expected Volatility — We use an average of our historical volatility and the implied volatility of long-lived call options to estimate expected volatility.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Term (years) — In the absence of reliable historical data, we generally use the simplified mid-point method to estimate expected term of stock options. The simplified method uses the mid-point between the vesting term and the contractual term of the share option. We have analyzed our historical data and believe that the structure and exercise behavior of our stock options has changed significantly, resulting in a lack of reliable historical exercise data that can be used to estimate expected term for stock options granted in recent fiscal years. We will continue to use the simplified method until reliable historical data is available, or until circumstances change such that the use of alternative methods for estimating expected term is more appropriate.

Risk-Free Interest Rate — We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.

Dividend Yield — The dividend yield assumption is based on the fact that we have not historically paid dividends and do not expect to pay dividends in the future.

Restricted Stock Units and Performance Share Awards (“PSAs”)

During fiscal years 2010, 2009 and 2008, we granted restricted stock units covering shares of our Class A common stock with a service and a performance vesting condition to several of our officers. We also granted restricted stock units with only a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. We measure the fair value of restricted stock units as of the date of grant. We amortize share-based compensation expense, net of forfeitures, over the expected vesting period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a performance condition. The vesting period of the restricted stock units granted generally ranges from six months to four years. See summary of the activity and changes related to restricted stock units granted under our plans below.

During fiscal year 2010, we granted performance share awards to certain members of our executive management that vest based on performance and service vesting conditions. The level at which the performance condition is attained will determine the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage will range from 40% at threshold level attainment to 100% at target level and 200% at maximum level attainment or above. The award holder will vest in one-third of the shares of our Class A common stock into which his or her PSAs are so converted for each fiscal year the award holder remains employed during the three year performance period. However, the PSAs will immediately convert into fully-vested shares of our Class A common stock at target level or above upon certain changes in control or ownership. The shares of our Class A common stock into which the PSAs are converted will be issued upon the completion of the applicable performance period.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure the fair value of PSAs as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares of our Class A common stock expected to vest and become issuable under those awards over the three year performance period. Our estimate of the number of shares that will vest and become issuable under the PSA awards is based on our determination of the probable outcome of the performance condition and requires considerable judgment. The following schedule includes activity and changes related to the PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the 100% target level):

		Weighted
		Average
	Number of	Grant Date
(numbers in thousands, except per share data)	Shares	Fair Value

Nonvested balance at August 31, 2007	325	$58.03
Granted	522	58.20
Vested and released	—	—
Forfeited	(132)	57.95

Nonvested balance at August 31, 2008	715	58.17
Granted	645	69.49
Vested and released	(324)	60.96
Forfeited	(38)	57.58

Nonvested balance at August 31, 2009	998	62.88
Granted	1,057	44.27
Vested and released	(435)	61.29
Forfeited	(70)	60.97

Nonvested balance at August 31, 2010(1)	1,550	$50.72

(1)	The nonvested balance at August 31, 2010 includes approximately 69,000 PSAs.

As of August 31, 2010, there was approximately $59.0 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards. These costs are expected to be recognized over a weighted average period of 2.94 years. The fair value of restricted stock units that vested during fiscal years 2010 and 2009 was $24.8 million and $23.2 million, respectively. We did not have restricted stock units that vested during fiscal year 2008.

Share-based Compensation Expense

The table below outlines share-based compensation expense for fiscal years 2010, 2009 and 2008:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Instructional costs and services	$23,549	$22,071	$20,609
Selling and promotional	8,211	5,657	3,603
General and administrative	32,545	40,310	29,358

Share-based compensation expense included in operating expenses	64,305	68,038	53,570
Tax effect of share-based compensation	(25,290)	(26,603)	(21,013)

Share-based compensation expense, net of tax	$39,015	$41,435	$32,557

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Related Person Transactions

Yo Pegasus, LLC

Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling, leases an aircraft to us as well as to other entities. Payments to Yo Pegasus for the business use of the airplane, including hourly flight charges, fuel, and direct operating expenses during fiscal years 2010, 2009 and 2008 were $0.3 million, $0.2 million and $0.4 million, respectively. These amounts are included in general and administrative expenses in our Consolidated Statements of Income.

TKG Contact Center, Inc.

We entered into a sublease with TKG Contact Center, Inc., an entity controlled by Dr. John G. Sperling, to lease 56,410 square feet of office space in Tempe, Arizona, for the period from July 1, 2006 to November 30, 2007. We extended the lease to December 7, 2007. Payments to this entity during fiscal year 2008 were $0.3 million.

Sperling Gallery

We lease certain artwork pursuant to a contract between Apollo Group and an art gallery owned by Virginia Sperling. Virginia Sperling is the former wife of Dr. John G. Sperling and the mother of Mr. Peter V. Sperling. Lease payments under the contract during fiscal years 2010, 2009 and 2008 were $8,000, $34,000 and $37,000, respectively. On January 13, 2010, we terminated our rental contract and purchased the leased artwork for $88,000.

Credit Suisse Share Repurchase Services

During fiscal year 2008, Credit Suisse Securities (USA) LLC, an affiliate of the previous employer of Charles B. Edelstein and Gregory W. Cappelli, our Co-Chief Executive Officers, managed a share repurchase program for Apollo. We paid Credit Suisse Securities approximately $196,000 in commissions for this service during fiscal year 2008. Our engagement of Credit Suisse Securities and payment of these fees occurred after Mr. Cappelli joined Apollo in March 2007, and prior to the time Mr. Edelstein accepted employment with Apollo in July 2008.

Earth Day Network

We have provided grants directly or through University of Phoenix Foundation, a non-profit entity affiliated with University of Phoenix, to Earth Day Network totaling $0.5 million, $0.1 million and $0.1 million in fiscal years 2010, 2009 and 2008, respectively. Art Edelstein, the Director of Development of Earth Day Network, is the brother of Charles B. Edelstein, our Co-Chief Executive Officer.

Cisco Systems, Inc.

During fiscal years 2010 and 2009, we purchased goods and services from Cisco Systems, Inc., directly and through third party sellers, in the normal course of our business, and we expect to do so in the future. Manuel F. Rivelo, a member of our Board of Directors, is employed by Cisco Systems, Inc. as Senior Vice President of Enterprise Systems and Operations.

Deferred Compensation Agreement with Dr. John G. Sperling

The deferred compensation agreement relates to an agreement between Apollo and Dr. John G. Sperling. The related $2.9 million liability balance is included in other long-term liabilities in our Consolidated Balance Sheets.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Commitments and Contingencies

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

Lease Commitments

We are obligated under property and equipment leases under both capital and operating leases. The following is a schedule of future minimum lease commitments as of August 31, 2010:

($ in thousands)	Capital Leases	Operating Leases(1)

2011	$2,549	$162,946
2012	1,615	151,548
2013	1,112	126,714
2014	614	113,170
2015	607	98,503
Thereafter	2,781	278,318

Total future minimum lease obligation(2)	$9,278	$931,199
Less: imputed interest on capital leases	(1,451)

Net present value of lease obligations	$7,827

(1)	The total future minimum lease obligation associated with operating leases includes lease payments for a lease agreement executed in fiscal year 2009 for a building to be constructed and for which we do not have the right to control the use of the property under the lease at August 31, 2010. The future minimum lease payments associated with this lease are $140.5 million.

(2)	The total future minimum lease obligation excludes noncancelable sublease rental income of $2.1 million.

Facility and equipment expense under leases totaled $194.6 million, $162.5 million and $156.2 million for fiscal years 2010, 2009 and 2008, respectively.

We have entered into sale-leaseback agreements related to properties that we currently use to support our operations. From these agreements, we received approximately $46.9 million in cash for the properties, which generated a combined gain of approximately $17.7 million that is being deferred over the respective lease terms. We recognized total gains of $1.7 million, $1.7 million and $1.8 million in fiscal years 2010, 2009 and 2008, respectively, in the Consolidated Statements of Income. The total deferred gain included in other liabilities in our Consolidated Balance Sheets was $5.6 million and $7.0 million as of August 31, 2010 and 2009, respectively.

Naming Rights to Glendale, Arizona Sports Complex

On September 22, 2006, we entered into a Naming and Sponsorship Rights Agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo, for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2026 with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. As of August 31, 2010, our remaining contractual obligation pursuant to this agreement is $128.8 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.

Surety Bonds

As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2010, the total face amount of these surety bonds was approximately $49.8 million.

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

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represents the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. During the fourth quarter of fiscal year 2010, we recorded a $0.9 million charge for incremental post-judgment interest.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 21, 2010, we filed a petition for a rehearing en banc by the Ninth Circuit, which was denied on August 17, 2010. On August 23, 2010, we filed a motion to stay the mandate while we seek review by the U.S. Supreme Court. Our motion to stay the mandate was granted on August 24, 2010 and we are preparing a petition for certiorari to the U.S. Supreme Court. Our petition for certiorari is due on or before November 15, 2010.

We believe we have adequate liquidity to fund the amount of any required bond or, if necessary, the satisfaction of the judgment.

Gaer, Fitch and Roth Securities Class Actions

On August 16, 2010, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Douglas N. Gaer naming us, John G. Sperling, Gregory W. Cappelli, Charles B. Edelstein, Joseph L. D’Amico, Brian L. Swartz and Gregory J. Iverson as defendants for allegedly making false and misleading statements regarding our business practices and prospects for growth. That complaint asserts a putative class period stemming from December 7, 2009 to August 3, 2010. A substantially similar complaint was also filed in the same court by John T. Fitch on September 23, 2010 making similar allegations against the same defendants for the same purported class period. Finally, on October 4, 2010, another purported securities class action complaint was filed in the same court by Robert Roth against the same defendants as well as Brian Mueller, Terri C. Bishop and Peter V. Sperling based upon the same general set of allegations, but with a defined class period of February 12, 2007 to August 3, 2010. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 15, 2010, three additional parties filed motions to consolidate the related actions and be appointed the lead plaintiff. Two of the proposed lead plaintiffs identify themselves as the “Apollo Institutional Investors Group” and the first consists of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank. The second “Apollo Institutional Investors Group” consists of IBEW Local 640 and Arizona Chapter NECA Pension Trust Fund and the City of Birmingham Retirement and Relief System. The third proposed lead plaintiff is the Puerto Rico Government Employees and Judiciary Retirement System Administration.

We have not yet responded to these complaints and anticipate that pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with these actions.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 22, 2010, the parties filed a stipulation of settlement with the Court wherein they agreed to resolve this action. The proposed stipulation of settlement requires Apollo to implement a series of corporate governance reforms and pay an immaterial amount to the plaintiff’s counsel for their fees and expenses. On July 12, 2010, the Court approved the settlement reached by the parties and the case is now closed.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 18, 2010, we filed our opening claim construction brief and on June 10, 2010, the Court issued its claim construction ruling. Discovery is not concluded and we filed a motion for summary judgment on August 13, 2010. A hearing on our motion for summary judgment is scheduled for November 12, 2010, and trial has been postponed indefinitely pending a ruling on this motion.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. However, we accrued an immaterial amount pursuant to settlement discussions during fiscal year 2010 associated with this action.

Student Loan Class Action

On December 9, 2008, three former University of Phoenix students filed a complaint against Apollo Group, Inc. and University of Phoenix in the U.S. District Court for the Eastern District of Arkansas. The complaint alleges that with regard to students who dropped from their courses shortly after enrolling, University of Phoenix improperly returned the entire amount of the students’ undisbursed federal loan funds to the lender. The students purport to be bringing the complaint on behalf of themselves and a proposed class of similarly-situated student loan borrowers. On January 21, 2009, the plaintiffs voluntarily filed a dismissal “without prejudice to re-filing.” The plaintiffs then filed a similar complaint in the U.S. District Court for the Central District of California (Western Division — Los Angeles) on February 5, 2009. We filed an answer denying all of the asserted claims on March 30, 2009. The plaintiffs filed their motion for class certification and an amended complaint on July 14, 2009. On March 22, 2010, the Court denied plaintiffs’ Motion for Class Certification. The Court’s action encompasses a denial to certify the class action for all purported nationwide classes and California sub-classes. The plaintiffs subsequently agreed to dismiss their allegations and settle the case for an immaterial amount. On August 31, 2010, the Court entered the order dismissing the lawsuit with prejudice.

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

On April 19, 2010, the parties agreed to dismiss with prejudice their claims regarding employment as an Academic Counselor and to withdraw their pending motion for conditional certification to the extent it seeks to certify a class of Academic Counselors. On May 12, 2010, the Court granted plaintiff’s motion to conditionally certify a collective action to include current and former admissions personnel at all of University of Phoenix’s nationwide locations. Although the potential class is significant, the extent to which prospective class members will choose to “opt in” to participate in the lawsuit is unknown. The deadline for prospective class members to submit a claim form and “opt in” is December 9, 2010. We believe that the claims do not support conditional certification as a collective action and will move the Court to de-certify the class following additional discovery.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

•	Adoma. Action filed January 8, 2010 by Diane Adoma in United States District Court, Eastern District of California. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the Court granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit.

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

Regulatory Matters

Our domestic postsecondary operations are subject to significant regulations. Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us.

These federal and state regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, branching and classroom locations, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new educational programs and changes in our corporate structure and ownership.

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

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012.

Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014.

U.S. Department of Education New Rulemaking Initiative

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The proposed program integrity rulemaking addresses numerous topics. The most significant proposals for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of proprietary institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department has stated that its goal is to publish final rules by November 1, 2010, excluding significant sections related to gainful employment which the Department expects to publish in early 2011. The final rules, including some reporting and disclosure rules related to gainful employment, are expected to be effective July 1, 2011.

We cannot predict the form of the rules that ultimately may be adopted by the Department following public comment. Compliance with these rules, some of which could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

U.S. Congressional Hearings

In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of results from a Government Accountability Office (“GAO”) review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has stated that another in this series of hearings will be held in December 2010.

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

90/10 Rule

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. Please refer to Note 2, Significant Accounting Policies, for further discussion.

Cohort Default Rates

To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates.

The cohort default rate for University of Phoenix was 12.9% for the 2008 federal fiscal year and has been increasing over the past several years. We expect this upward trend to intensify due to the current challenging economic climate and the continuing effect of the historical growth in our associate’s degree student population. Consistent with this, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than the 2008 cohort, although we do not expect the rate to exceed 25%.

U.S. Department of Education Audits and Other Matters

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

In June 2010, we posted a letter of credit in the amount of approximately $126 million as required to comply with the Department’s standards of financial responsibility. The Department’s regulations require institutions to post a letter of credit where a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students in a period covered by the review. The letter of credit is fully cash collateralized and must be maintained until at least June 30, 2012. The Department issued its Final Program Review Determination Letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review as described below.

Of the six findings contained in the Final Program Review Determination Letter, three related to University of Phoenix’s procedures for determining student withdrawal dates and associated timing of the return of unearned Title IV funds, which averaged no more than six days outside the required timeframe in the affected sample files. There were no findings that indicated incorrect amounts of Title IV funds had been

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

returned. In the second quarter of fiscal year 2010, we made payments totaling $0.7 million to reimburse the Department for the cost of Title IV funds associated with these findings.

The remaining findings involved isolated clerical errors verifying student-supplied information and, as self-reported by University of Phoenix in 2008, the calculation of student financial need where students were eligible for tuition and fee waivers and discounts, and the use of Title IV funds for non-program purposes such as transcripts, applications and late fees.

Higher Learning Commission (“HLC”)

In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have been informed that our response will be evaluated by a special committee in early 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

State Regulatory Matters

From time to time as part of the normal course of business, our domestic post-secondary education institutions are subject to audits and reviews by various state higher education regulatory bodies. During the third quarter of fiscal year 2010, we recorded a $5.0 million charge included in instructional costs and services in our Consolidated Statements of Income, which represented our best estimate of an expected loss related to a state audit. During the fourth quarter of fiscal year 2010, we reversed the $5.0 million charge as the respective regulator concluded we do not have an associated financial exposure.

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

Internal Revenue Service Audit

Please refer to Note 14, Income Taxes, for discussion of Internal Revenue Service audits.

Note 20.	Segment Reporting

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our six operating segments are managed in the following four reportable segments:

1.	University of Phoenix;
Apollo Global:

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	BPP;
3.	Other; and

4.	Other Schools.

The University of Phoenix segment offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers.

The Apollo Global — BPP segment is a provider of education and training to professionals in the legal and finance industries. BPP provides these services through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally. We began reporting Apollo Global — BPP as a separate reportable segment during the fourth quarter of fiscal year 2009 following Apollo Global’s acquisition of BPP on July 30, 2009.

The Apollo Global — Other segment includes Western International University, UNIACC, ULA and the Apollo Global corporate operations. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas as well as certificate programs at its Arizona campus locations and online at Western International University Interactive Online. UNIACC offers bachelor’s and master’s programs on campuses in Chile and online. ULA offers degree programs at its four campuses throughout Mexico. We began presenting Western International University in the Apollo Global — Other reportable segment in the third quarter of fiscal year 2010 following our contribution of all of the common stock of Western International University, which was previously our wholly-owned subsidiary, to Apollo Global. We have revised our financial information by reportable segment for all periods presented to conform to our current presentation. Please refer to Note 4, Acquisitions, for further discussion.

The Other Schools segment includes IPD, CFFP and Meritus. IPD provides program development, administration and management consulting services to private colleges and universities to establish or expand their programs for working learners. CFFP provides financial services education programs, including the Master of Science in three majors and certification programs in retirement, asset management, and other financial planning areas. Meritus offers degree programs online to students throughout Canada and abroad.

In the second quarter of fiscal year 2010, we began presenting Insight Schools as held for sale and discontinued operations. Insight Schools was previously reported as its own reportable segment. As Insight Schools is presented in discontinued operations in our Consolidated Statements of Income for all periods presented, we have revised our financial information by segment to conform to our current presentation.

Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of transfer pricing arrangements and/or a general allocation, but excludes taxes, interest income and expense, foreign currency fluctuations and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay and stock-based compensation expense attributed to corporate management and administrative employees. The Corporate caption includes adjustments to reconcile segment results to consolidated results which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments.

During fiscal years 2010, 2009 and 2008, no individual customer accounted for more than 10% of our consolidated net revenue.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Net revenue
University of Phoenix	$4,498,325	$3,766,600	$2,987,656
Apollo Global:
BPP	251,743	13,062	—
Other	78,253	76,083	42,301

Total Apollo Global	329,996	89,145	42,301
Other Schools	95,706	95,045	93,629
Corporate	1,792	2,776	9,850

Net revenue	$4,925,819	$3,953,566	$3,133,436

Operating income (loss):
University of Phoenix(1)	$1,447,636	$1,131,331	$817,609
Apollo Global:
BPP(2)	(186,552)	(6,607)	—
Other(3)	(31,147)	(11,431)	1,337

Total Apollo Global	(217,699)	(18,038)	1,337
Other Schools	9,201	6,931	17,120
Corporate(4)	(228,414)	(54,289)	(68,690)

Total operating income	1,010,724	1,065,935	767,376
Reconciling items:
Interest income	2,920	12,591	30,078
Interest expense	(11,891)	(4,448)	(3,450)
Other, net	(685)	(7,151)	6,772

Income from continuing operations before income taxes	$1,001,068	$1,066,927	$800,776

Depreciation and amortization
University of Phoenix	$50,770	$59,337	$53,390
Apollo Global:
BPP	32,917	3,115	—
Other	7,998	6,801	2,775

Total Apollo Global	40,915	9,916	2,775
Other Schools	982	1,405	842
Corporate	54,368	42,692	35,489

Total depreciation and amortization	$147,035	$113,350	$92,496

Capital expenditures
University of Phoenix	$39,623	$49,031	$37,119
Apollo Global:
BPP	10,287	504	—
Other	5,994	6,490	546

Total Apollo Global	16,281	6,994	546
Other Schools	456	639	425
Corporate	111,817	70,692	66,789

Total capital expenditures	$168,177	$127,356	$104,879

(1)	University of Phoenix operating income for fiscal year 2009 includes $80.5 million in charges associated with an estimated litigation loss. Please refer to Note 19, Commitments and Contingencies, for further discussion.

(2)	BPP’s fiscal year 2010 operating loss includes goodwill and other intangibles impairments totaling $175.9 million. Refer to Note 9, Goodwill and Intangible Assets, for further discussion.

(3)	The Apollo Global — Other fiscal year 2010 operating loss includes an $8.7 million impairment of ULA’s goodwill. Refer to Note 9, Goodwill and Intangible Assets, for further discussion.

(4)	The Corporate fiscal year 2010 operating loss includes $178.0 million in charges associated with the Securities Class Action matter. Refer to Note 19, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2010	2009	2008

Assets
University of Phoenix	$1,263,024	$1,112,002	$920,553
Apollo Global:
BPP	511,124	778,416	—
Other	116,483	148,125	131,689

Total Apollo Global	627,607	926,541	131,689
Insight Schools(1)	—	26,590	20,294
Other Schools	33,114	37,590	39,735
Corporate(1)	1,677,706	1,160,654	748,141

Total assets	$3,601,451	$3,263,377	$1,860,412

(1)	Insight Schools’ assets are held for sale and included in our Corporate caption as of August 31, 2010. Please refer to Note 3, Discontinued Operations, for further discussion.

A summary of financial information by geographical area based on country of domicile for our respective operating locations is as follows:

	Year Ended August 31,
($ in thousands)	2010	2009	2008

Net revenue
United States	$4,617,533	$3,879,615	$3,114,777
United Kingdom	228,177	13,062	—
Latin America	53,765	54,536	13,712
Other	26,344	6,353	4,947

Net revenue	$4,925,819	$3,953,566	$3,133,436

	As of August 31,
($ in thousands)	2010	2009	2008

Long-lived assets(1)
United States	$547,715	$496,493	$470,092
United Kingdom	430,475	698,273	—
Latin America	81,870	86,137	77,247
Other	32,229	2,633	860

Total long-lived assets	$1,092,289	$1,283,536	$548,199

(1)	Long-lived assets include property and equipment, net, goodwill, and intangible assets, net.

Note 21.	Quarterly Results of Operations (Unaudited)

Seasonality

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations, principally as a result of seasonal variations in the level of University of Phoenix enrollments. Although University of Phoenix enrolls students throughout the year, its

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks in December and January.

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

	(Unaudited)
	2010
	Q1	Q2	Q3	Q4
(In thousands, except per share data)	November 30(1)	February 28	May 31	August 31(3)

Consolidated Quarterly Statements of Operations:
Net revenue	$1,258,659	$1,070,336	$1,337,404	$1,259,420

Costs and expenses:
Instructional costs and services	519,444	517,344	540,594	547,700
Selling and promotional	274,075	263,549	273,480	301,562
General and administrative	72,081	71,953	79,712	91,049
Goodwill and other intangibles impairment	—	—	8,712	175,858
Estimated litigation loss	—	44,500	132,600	882

Total costs and expenses	865,600	897,346	1,035,098	1,117,051

Operating income	393,059	172,990	302,306	142,369
Interest income	932	525	827	636
Interest expense	(2,908)	(3,220)	(1,979)	(3,784)
Other, net	(670)	(79)	(1,312)	1,376

Income from continuing operations before income taxes	390,413	170,216	299,842	140,597
Provision for income taxes	(149,981)	(69,064)	(122,390)	(122,628)

Income from continuing operations	240,432	101,152	177,452	17,969
(Loss) income from discontinued operations, net of tax	(300)	(10,638)	2,084	(6,570)

Net income	240,132	90,514	179,536	11,399
Net loss (income) attributable to noncontrolling interests	10	2,092	(253)	29,572

Net income attributable to Apollo	$240,142	$92,606	$179,283	$40,971

Earnings (loss) per share — Basic:(2)
Continuing operations attributable to Apollo	$1.55	$0.67	$1.17	$0.32
Discontinued operations attributable to Apollo	—	(0.07)	0.02	(0.04)

Basic income per share attributable to Apollo	$1.55	$0.60	$1.19	$0.28

Earnings (loss) per share — Diluted:(2)
Continuing operations attributable to Apollo	$1.54	$0.67	$1.16	$0.32
Discontinued operations attributable to Apollo	—	(0.07)	0.02	(0.04)

Diluted income per share attributable to Apollo	$1.54	$0.60	$1.18	$0.28

Basic weighted average shares outstanding	154,824	154,119	151,127	147,829

Diluted weighted average shares outstanding	156,045	155,168	152,291	148,334

(1)	We have made certain reclassifications to the consolidated quarterly statement of operations for the first quarter of fiscal year 2010 based on our presentation of Insight Schools as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The sum of quarterly income per share may not equal annual income per share due to rounding.

(3)	The effective income tax rate and net loss attributable to noncontrolling interests was significantly affected in the fourth quarter of fiscal year 2010 as a result of an impairment charge for the BPP reportable segment.

	(Unaudited)
	2009(1)
	Q1	Q2	Q3	Q4
($ in thousands, except per share data)	November 30	February 28	May 31	August 31

Consolidated Quarterly Statements of Operations:
Net revenue	$963,282	$869,543	$1,047,574	$1,073,167

Costs and expenses:
Instructional costs and services	368,976	364,416	390,642	443,720
Selling and promotional	226,363	224,567	241,259	260,695
General and administrative	57,866	69,450	70,862	88,315
Estimated litigation loss	—	—	—	80,500

Total costs and expenses	653,205	658,433	702,763	873,230

Operating income	310,077	211,110	344,811	199,937
Interest income	5,377	3,430	2,395	1,389
Interest expense	(1,429)	(621)	(509)	(1,889)
Other, net	(2,432)	(201)	1,782	(6,300)

Income from continuing operations before income taxes	311,593	213,718	348,479	193,137
Provision for income taxes	(129,345)	(85,190)	(142,537)	(99,648)

Income from continuing operations	182,248	128,528	205,942	93,489
Loss from discontinued operations, net of tax	(1,940)	(3,452)	(5,330)	(5,655)

Net income	180,308	125,076	200,612	87,834
Net loss attributable to noncontrolling interests	52	270	492	3,675

Net income attributable to Apollo	$180,360	$125,346	$201,104	$91,509

Earnings (loss) per share — Basic:(2)
Continuing operations attributable to Apollo	$1.15	$0.80	$1.31	$0.63
Discontinued operations attributable to Apollo	(0.02)	(0.02)	(0.03)	(0.04)

Basic income per share attributable to Apollo	$1.13	$0.78	$1.28	$0.59

Earnings (loss) per share — Diluted:(2)
Continuing operations attributable to Apollo	$1.13	$0.79	$1.30	$0.62
Discontinued operations attributable to Apollo	(0.01)	(0.02)	(0.04)	(0.03)

Diluted income per share attributable to Apollo	$1.12	$0.77	$1.26	$0.59

Basic weighted average shares outstanding	159,138	160,153	157,616	154,201

Diluted weighted average shares outstanding	160,762	162,757	159,305	155,722

(1)	We have made certain reclassifications to the fiscal year 2009 consolidated quarterly statements of operations based on our presentation of Insight Schools as discontinued operations. Refer to Note 3, Discontinued Operations, for further discussion.

(2)	The sum of quarterly income per share may not equal annual income per share due to rounding.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2010, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2010. Based on our assessment, management believes that, as of August 31, 2010, the Company’s internal control over financial reporting is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona

We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of August 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2010 of the Company, and our report dated October 20, 2010 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
October 20, 2010

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2010) and such information is incorporated herein by reference.

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

Item 11 — Executive Compensation

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2010) and such information is incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2010) and such information is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

See Note 18, Related Person Transactions in Item 8, Financial Statements and Supplementary Data, which is incorporated by reference in this Item 13.

Other information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2010) and such information is incorporated herein by reference.

Item 14 — Principal Accounting Fees and Services

Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2010) and such information is incorporated herein by reference.

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

3.  Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment	10-Q	No. 000-25232	10.3	June 30, 2010
10.8	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007
10.9	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.10	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.3	January 8, 2009
10.11	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.4	January 8, 2009
10.12	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.1	January 8, 2009
10.13	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.2	January 8, 2009
10.14	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.15	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.16	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.17	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.18	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007
10.19	Apollo Group, Inc. Executive Officer Performance Incentive Plan*	10-Q	No. 000-25232	10.1	January 8, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.20	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.21	Apollo Group, Inc. Senior Executive Severance Pay Plan*	10-Q	No. 000-25232	10.1	June 30, 2010
10.22	Form of Performance Share Award Agreement*	10-Q	No. 000-25232	10.2	June 30, 2010
10.23	Form of Indemnification Agreement — Employee Director*	10-K				X
10.24	Form of Indemnification Agreement — Outside Director*	10-K				X
10.25	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.10	January 8, 2009
10.26	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009
10.27	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.10	September 9, 1994
10.27b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.27c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.27d	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.28	Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated March 31, 2007*	10-K	No. 000-25232	10.18	May 22, 2007
10.29	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007
10.30	Amendment to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated December 12, 2008*	10-Q	No. 000-25232	10.6	January 8, 2009
10.31	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated April 24, 2009*	8-K	No. 000-25232	10.1	April 27, 2009
10.32	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 17, 2010
10.33	Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated August 31, 2007*	10-K	No. 000-25232	10.26	October 29, 2007
10.34	Amendment to Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated December 12, 2008*	10-Q	No. 000-25232	10.9	January 8, 2009
10.35	Transition Agreement between Apollo Group, Inc. and P. Robert Moya, dated May 17, 2010*	8-K	No. 000-25232	10.1	May 17, 2010

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.36	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.1	July 8, 2008
10.37	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008*	10-Q	No. 000-25232	10.8	January 8, 2009
10.38	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009*	10-Q	No. 000-25232	10.2	March 31, 2009
10.39	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009*	8-K	No. 000-25232	10.2	April 27, 2009
10.40	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.41	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.5	January 8, 2009
10.42	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.32	October 28, 2008
10.43	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter V. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.33	October 28, 2008
10.44	Amended and Restated Capital Contribution Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.46	October 27, 2009
10.45	Amended and Restated Shareholders’ Agreement among Apollo Group, Inc., CVP III Coinvestment, L.P., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.47	October 27, 2009
10.46	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.29	October 29, 2007
10.47	Amendment No. 1 to Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.49	October 27, 2009
10.48	Agreement and Plan of Exchange among Apollo Global, Inc., Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and CVP III Coinvestment, L.P., dated July 28, 2009	10-K	No. 000-25232	10.50	October 27, 2009
10.49	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, Bank of America, N.A. and BNP Paribas, as Co-Documentation Agents, Wells Fargo Bank, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, dated January 4, 2008	10-Q	No. 000-25232	10.2	January 8, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

10.50	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008	10-Q	No. 000-25232	10.1	March 27, 2008
10.51	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.2	March 27, 2008
10.52	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.3	March 27, 2008
10.53	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.4	March 27, 2008
10.54	Implementation Agreement, dated June 7, 2009, by and among Apollo Global, Inc., Apollo UK Acquisition Company Limited and BPP Holdings plc.	8-K	No. 000-25232	2.1	June 8, 2009
10.55	Rule 2.5 Announcement, dated June 8, 2009	8-K	No. 000-25232	2.2	June 8, 2009
10.56	Irrevocable Letter of Credit, dated June 9, 2010	10-Q	No. 000-25232	10.3	June 30, 2010
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Indicates a management contract or compensation plan.

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

Date: October 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Sperling John G. Sperling	Founder, Executive Chairman of the Board and Director	October 20, 2010

/s/ Peter V. Sperling Peter V. Sperling	Vice Chairman of the Board and Director	October 20, 2010

/s/ Charles B. Edelstein Charles B. Edelstein	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2010

/s/ Gregory W. Cappelli Gregory W. Cappelli	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2010

/s/ Brian L. Swartz Brian L. Swartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 20, 2010

/s/ Gregory J. Iverson Gregory J. Iverson	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	October 20, 2010

/s/ Terri C. Bishop Terri C. Bishop	Senior Advisor to the Office of Chief Executive Officer and Director	October 20, 2010

/s/ Dino J. DeConcini Dino J. DeConcini	Director	October 20, 2010

Signature	Title	Date

/s/ K. Sue Redman K. Sue Redman	Director	October 20, 2010

/s/ James R. Reis James R. Reis	Director	October 20, 2010

/s/ George A. Zimmer George A. Zimmer	Director	October 20, 2010

/s/ Roy A. Herberger Roy A. Herberger	Director	October 20, 2010

/s/ Ann Kirschner Ann Kirschner	Director	October 20, 2010

/s/ Stephen J. Giusto Stephen J. Giusto	Director	October 20, 2010

/s/ Manuel F. Rivelo Manuel F. Rivelo	Director	October 20, 2010

/s/ Samuel A. DiPiazza, Jr. Samuel A. DiPiazza, Jr.	Director	October 20, 2010