Form 10-K/A
period 2010-08-31
APOLLO GROUP INC
filed 2010-11-17
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [  ] to [  ]
Commission File Number: 0-25232
APOLLO GROUP, INC.
(Exact name of registrant as specified in its charter)

ARIZONA	86-0419443
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2011 Annual Meeting of Class B Shareholders (Part III)

Explanatory Note
     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the Securities and Exchange Commission on October 21, 2010 (the “initial filing”), is being filed for the sole purpose of furnishing the Interactive Data Files on Exhibit 101.
     No other changes have been made to the initial filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the initial filing.
     Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Index to Exhibits
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
Gregory W. Cappelli
Co-Chief Executive Officer and Director (Principal Executive Officer)

Date: November 17, 2010

Index to Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010

3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006

10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994

10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007

10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009

10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002

10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005

10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009

10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment	10-Q	No. 000-25232	10.3	June 30, 2010

10.8	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007

10.9	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007

10.10	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.3	January 8, 2009

10.11	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.4	January 8, 2009

10.12	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.1	January 8, 2009

10.13	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.2	January 8, 2009

10.14	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007

10.15	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus,	S-8	No. 333-147151	99.2	November 5, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

	Inc. 2001 Stock Plan*

10.16	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007

10.17	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007

10.18	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.5	November 5, 2007

10.19	Apollo Group, Inc. Executive Officer Performance Incentive Plan*	10-Q	No. 000-25232	10.1	January 8, 2008

10.20	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009

10.21	Apollo Group, Inc. Senior Executive Severance Pay Plan*	10-Q	No. 000-25232	10.1	June 30, 2010

10.22	Form of Performance Share Award Agreement*	10-Q	No. 000-25232	10.2	June 30, 2010

10.23	Form of Indemnification Agreement — Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010

10.24	Form of Indemnification Agreement — Outside Director*	10-K	No. 000-25232	10.24	October 21, 2010

10.25	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.10	January 8, 2009

10.26	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009

10.27	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.10	September 9, 1994

10.27b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001

10.27c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009

10.27d	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009

10.28	Employment Agreement between Apollo Group, Inc. and Gregory W.	10-K	No. 000-25232	10.18	May 22, 2007

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

	Cappelli, dated March 31, 2007*

10.29	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.10	June 28, 2007

10.30	Amendment to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated December 12, 2008*	10-Q	No. 000-25232	10.6	January 8, 2009

10.31	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Gregory Cappelli, dated April 24, 2009*	8-K	No. 000-25232	10.1	April 27, 2009

10.32	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 17, 2010

10.33	Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated August 31, 2007*	10-K	No. 000-25232	10.26	October 29, 2007

10.34	Amendment to Employment Agreement between Apollo Group, Inc. and P. Robert Moya, dated December 12, 2008*	10-Q	No. 000-25232	10.9	January 8, 2009

10.35	Transition Agreement between Apollo Group, Inc. and P. Robert Moya, dated May 17, 2010*	8-K	No. 000-25232	10.1	May 17, 2010

10.36	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.1	July 8, 2008

10.37	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008*	10-Q	No. 000-25232	10.8	January 8, 2009

10.38	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009*	10-Q	No. 000-25232	10.2	March 31, 2009

10.39	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009*	8-K	No. 000-25232	10.2	April 27, 2009

10.40	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008

10.41	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.5	January 8, 2009

10.42	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.32	October 28, 2008

10.43	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter	10-K	No. 000-25232	10.33	October 28, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

	V. Sperling, dated August 25, 2008*

10.44	Amended and Restated Capital Contribution Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.46	October 27, 2009

10.45	Amended and Restated Shareholders’ Agreement among Apollo Group, Inc., CVP III Coinvestment, L.P., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.47	October 27, 2009

10.46	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.29	October 29, 2007

10.47	Amendment No. 1 to Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.49	October 27, 2009

10.48	Agreement and Plan of Exchange among Apollo Global, Inc., Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and CVP III Coinvestment, L.P., dated July 28, 2009	10-K	No. 000-25232	10.50	October 27, 2009

10.49	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, Bank of America, N.A. and BNP Paribas, as Co-Documentation Agents, Wells Fargo Bank, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, dated January 4, 2008	10-Q	No. 000-25232	10.2	January 8, 2008

10.50	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008	10-Q	No. 000-25232	10.1	March 27, 2008

10.51	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.2	March 27, 2008

10.52	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.3	March 27, 2008

10.53	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on	10-Q	No. 000-25232	10.4	March 27, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith

	February 14, 2008

10.54	Implementation Agreement, dated June 7, 2009, by and among Apollo Global, Inc., Apollo UK Acquisition Company Limited and BPP Holdings plc.	8-K	No. 000-25232	2.1	June 8, 2009

10.55	Rule 2.5 Announcement, dated June 8, 2009	8-K	No. 000-25232	2.2	June 8, 2009

10.56	Irrevocable Letter of Credit, dated June 9, 2010	10-Q	No. 000-25232	10.3	June 30, 2010

21	List of Subsidiaries	10-K	No. 000-25232	21	October 21, 2010

23.1	Consent of Independent Registered Public Accounting Firm	10-K	No. 000-25232	23.1	October 21, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	31.1	October 21, 2010

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	31.2	October 21, 2010

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	31.3	October 21, 2010

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	32.1	October 21, 2010

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	32.2	October 21, 2010

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	No. 000-25232	32.3	October 21, 2010

101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended August 31, 2010, filed with the SEC on October 21, 2010, formatted in Extensible Business Reporting Language (XBRL):					X
	(i) the Consolidated Balance Sheets as of August 31, 2010 and August 31, 2009, (ii) the Consolidated Statements of Income for the years ended August 31, 2010, August 31, 2009 and August 31, 2008, (iii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2010, August 31, 2009 and August 31, 2008, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended August 31, 2010, August 31, 2009 and August 31, 2008, (v) the Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the years ended August 31, 2010, August 31, 2009 and August 31, 2008, and (v) Notes to Consolidated Financial Statements. (1)

*	Indicates a management contract or compensation plan.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.