Form 10-Q
period 2010-11-30
APOLLO GROUP INC
filed 2011-01-10
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☑

AS OF December 29, 2010, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	142,670,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

PART I — FINANCIAL INFORMATION

Special Note Regarding Forward-Looking Statements	3
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3. Defaults Upon Senior Securities	50
Item 4. (Removed and Reserved)	50
Item 5. Other Information	50
Item 6. Exhibits	51
SIGNATURES	52
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•	changes in the regulation of the U.S. education industry, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2010, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment” and in Part II, Item 1A, Risk Factors, in this Form 10-Q;

•	the impact of our initiative to enhance the student experience and outcomes, including the implementation of University Orientation and changes in the manner in which we evaluate and compensate our admissions personnel, as more fully described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q and Item 1A, Risk Factors – Risks Related to Our Business – Ongoing and contemplated changes to our business may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows, in our Annual Report on Form 10-K for the year ended August 31, 2010;

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2010 and Part II, Item 1A, Risk Factors, in this Form 10-Q; and

•	those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2010 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

The cautionary statements referred to above also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements for any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	November 30,	August 31,
($ in thousands)	2010	2010

ASSETS:
Current assets
Cash and cash equivalents	$1,040,490	$1,284,769
Restricted cash and cash equivalents	472,462	444,132
Accounts receivable, net	256,931	264,377
Deferred tax assets, current portion	153,830	166,549
Prepaid taxes	—	39,409
Other current assets	43,619	38,031
Assets held for sale from discontinued operations	24,777	15,945

Total current assets	1,992,109	2,253,212
Property and equipment, net	643,023	619,537
Long-term restricted cash and cash equivalents	126,560	126,615
Marketable securities	15,174	15,174
Goodwill	324,889	322,159
Intangible assets, net	146,927	150,593
Deferred tax assets, less current portion	113,058	99,071
Other assets	15,923	15,090

Total assets	$3,377,663	$3,601,451

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$26,618	$416,361
Accounts payable	94,035	90,830
Accrued liabilities	354,057	375,461
Income taxes payable	103,721	—
Student deposits	487,433	493,245
Deferred revenue	365,450	359,724
Other current liabilities	52,257	53,416
Liabilities held for sale from discontinued operations	6,150	4,474

Total current liabilities	1,489,721	1,793,511
Long-term debt	154,821	168,039
Deferred tax liabilities	38,171	38,875
Other long-term liabilities	228,756	212,286

Total liabilities	1,911,469	2,212,711

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	58,104	46,865
Apollo Group Class A treasury stock, at cost	(2,580,131)	(2,407,788)
Retained earnings	3,983,458	3,748,045
Accumulated other comprehensive loss	(28,697)	(31,176)

Total Apollo shareholders’ equity	1,432,838	1,356,050

Noncontrolling interests	33,356	32,690

Total equity	1,466,194	1,388,740

Total liabilities and shareholders’ equity	$3,377,663	$3,601,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(in thousands, except per share data)	2010	2009

Net revenue	$1,326,435	$1,258,659

Costs and expenses:
Instructional and student advisory	455,812	430,675
Marketing	166,143	151,617
Admissions advisory	113,752	115,271
General and administrative	84,874	70,659
Provision for uncollectible accounts receivable	56,909	62,698
Depreciation and amortization	37,102	34,680
Restructuring	3,846	—
Estimated litigation loss	881	—

Total costs and expenses	919,319	865,600

Operating income	407,116	393,059
Interest income	983	932
Interest expense	(2,170)	(2,908)
Other, net	(54)	(670)

Income from continuing operations before income taxes	405,875	390,413
Provision for income taxes	(169,579)	(149,981)

Income from continuing operations	236,296	240,432
Loss from discontinued operations, net of tax	(628)	(300)

Net income	235,668	240,132
Net (income) loss attributable to noncontrolling interests	(255)	10

Net income attributable to Apollo	$235,413	$240,142

Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$1.61	$1.55
Discontinued operations attributable to Apollo	—	—

Basic income per share attributable to Apollo	$1.61	$1.55

Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$1.61	$1.54
Discontinued operations attributable to Apollo	—	—

Diluted income per share attributable to Apollo	$1.61	$1.54

Basic weighted average shares outstanding	146,352	154,824

Diluted weighted average shares outstanding	146,663	156,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2010	2009

Net income	$235,668	$240,132
Other comprehensive income (net of tax):
Currency translation gain	2,890	4,621

Comprehensive income	238,558	244,753
Comprehensive income attributable to noncontrolling interests	(666)	(603)

Comprehensive income attributable to Apollo	$237,892	$244,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2010	2009

Cash flows provided by (used in) operating activities:
Net income	$235,668	$240,132
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	15,032	14,154
Excess tax benefits from share-based compensation	(69)	(238)
Depreciation and amortization	37,102	35,575
Amortization of lease incentives	(3,531)	(3,272)
Amortization of deferred gain on sale-leasebacks	(411)	(450)
Non-cash foreign currency (gain) loss, net	(5)	357
Provision for uncollectible accounts receivable	56,909	62,698
Estimated litigation loss	881	—
Deferred income taxes	(2,379)	(15,899)
Changes in assets and liabilities:
Accounts receivable	(40,333)	(104,798)
Other assets	(12,788)	(4,105)
Accounts payable and accrued liabilities	(20,654)	(16,806)
Income taxes payable	142,219	170,230
Student deposits	(6,301)	(11,627)
Deferred revenue	(3,116)	43,163
Other liabilities	15,727	(3,884)

Net cash provided by operating activities	413,951	405,230

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(50,640)	(37,574)
Increase in restricted cash and cash equivalents	(28,275)	(37,825)

Net cash used in investing activities	(78,915)	(75,399)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(406,283)	(410,126)
Proceeds from borrowings	1,799	12,251
Issuance of Apollo Group Class A common stock	1,847	5,771
Apollo Group Class A common stock purchased for treasury	(176,931)	(1,025)
Excess tax benefits from share-based compensation	69	238

Net cash used in financing activities	(579,499)	(392,891)

Exchange rate effect on cash and cash equivalents	184	76

Net decrease in cash and cash equivalents	(244,279)	(62,984)
Cash and cash equivalents, beginning of period	1,284,769	968,246

Cash and cash equivalents, end of period	$1,040,490	$905,262

Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$17,080	$2,535
Cash paid for interest	$3,179	$1,536
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$11,686	$6,132
Credits received for tenant improvements	$5,012	$3,786
Restricted stock units vested and released	$1,409	$2,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1.	Nature of Operations

Apollo Group, Inc. and its wholly-owned and controlled subsidiaries, collectively referred to in this report as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels through our wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Institute for Professional Development (“IPD”);

•	The College for Financial Planning Institutes Corporation (“CFFP”); and

•	Meritus University, Inc. (“Meritus”).

In addition to these wholly-owned subsidiaries, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”), which pursues investments primarily in the international education services industry, and which we consolidate in our financial statements. Apollo Global operates the following educational institutions:

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

Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 21, 2010 in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2010 Annual Report on Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing.

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

These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

included in this filing and the audited consolidated financial statements and notes thereto contained in our 2010 Annual Report on Form 10-K.

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

Because of the seasonal nature of our business, the results of operations for the three months ended November 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounts Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (codified in Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”)), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and was effective for us on September 1, 2010. The adoption of SFAS 167 did not have a material impact on our financial condition, results of operations, or disclosures.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on how a multiple-deliverable arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. ASU 2009-13 was effective for us on September 1, 2010. The prospective adoption of ASU 2009-13 did not have a material impact on our financial condition, results of operations, or disclosures.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 3.	Reclassifications

In executing our strategy, we have recently implemented and are continuing to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. One of our most significant initiatives is to better align our admissions personnel with our students’ success. Effective September 1, 2010, we eliminated enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel. This represents a significant change as admissions personnel have been transitioned to more of an advisory function for prospective students during the admissions process, which includes potential students that do not matriculate into one of our educational programs.

Based on our business transition, we evaluated the presentation of our operating expenses and determined that additional disaggregation will provide more meaningful information and increased transparency of our operations. The following details the additional disaggregation and a description of the costs included in our operating expense categories:

•	Instructional and student advisory - We previously reported our provision for uncollectible accounts receivable and a portion of our depreciation and amortization in “instructional costs and services” on our Condensed Consolidated Statements of Income. We have disaggregated and are presenting separately our provision for uncollectible accounts receivable and depreciation and amortization, which are discussed in more detail below. Effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “instructional and student advisory.” This category primarily consists of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Admissions advisory - We previously reported costs related to our admissions advisory personnel in “selling and promotional” on our Condensed Consolidated Statements of Income. Effective during the first quarter of fiscal year 2011, we began separately stating such costs on our Condensed Consolidated Statements of Income as “admissions advisory.” Based on the strategic initiative discussed above, we believe the disaggregation of admissions personnel costs better represents our admissions advisory function and provides a more transparent view of our operations. The substantial majority of costs included in this disaggregated presentation consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	Marketing - The costs associated with admissions personnel represented a significant portion of our previously reported “selling and promotional” expense. As discussed above, we began presenting such costs separately on our Condensed Consolidated Statements of Income. Considering the substantial majority of the remaining costs represent advertising and other marketing activities, we believe the disaggregation of our marketing costs provides additional transparency. Specifically, effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “marketing,” which were previously referred to as “selling and promotional.” The substantial majority of costs included in the disaggregated presentation of marketing consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions. Based on this disaggregation, we also identified certain costs previously included in “selling and promotional” that we believe are now more appropriately represented as general and administrative in our revised presentation of operating expenses. These costs principally

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

include compensation associated with our External Affairs employees and other costs related our External Affairs activities.

•	General and administrative - Excluding the reclassification noted above related to External Affairs and the disaggregation of depreciation and amortization discussed below, there are no additional changes to our presentation of general and administrative expense. General and administrative costs consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provision for uncollectible accounts receivable - We previously reported our provision for uncollectible accounts receivable in “instructional costs and services” on our Condensed Consolidated Statements of Income. We believe the disaggregated presentation of our provision for uncollectible accounts receivable provides a more transparent view of our operations and is meaningful due to increases in our provision during recent periods.

•	Depreciation and amortization - We previously reported depreciation and amortization in a combination of all of our operating expense categories on our Condensed Consolidated Statements of Income. The assets associated with our depreciation and amortization often possess characteristics that can be associated with multiple operating expense categories. We expect this trend to continue as we implement various strategic initiatives that enhance our operational efficiencies as well as improve the student experience. Accordingly, we believe the disaggregated presentation of our depreciation and amortization provides a more transparent view of our operations.

We have reclassified our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. The following table presents our operating expenses as previously reported and as reclassified on our Condensed Consolidated Statements of Income for the three months ended:

	November 30, 2009		February 28, 2010		May 31, 2010		August 31, 2010
	As	As	As	As	As	As	As	As
($ in thousands)	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified

Instructional and student advisory	$519,444	$430,675	$517,344	$415,458	$540,594	$441,700	$547,700	$445,301
Marketing	274,075	151,617	263,549	141,308	273,480	151,668	301,562	179,150
Admissions advisory	—	115,271	—	118,152	—	116,344	—	116,591
General and administrative	72,081	70,659	71,953	68,800	79,712	75,362	91,049	86,295
Provision for uncollectible accounts receivable	—	62,698	—	73,884	—	72,011	—	74,035
Depreciation and amortization	—	34,680	—	35,244	—	36,701	—	38,939
Goodwill and other intangibles impairment	—	—	—	—	8,712	8,712	175,858	175,858
Estimated litigation loss	—	—	44,500	44,500	132,600	132,600	882	882

Total costs and expenses	$865,600	$865,600	$897,346	$897,346	$1,035,098	$1,035,098	$1,117,051	$1,117,051

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	November 30, 2008		February 28, 2009		May 31, 2009		August 31, 2009
	As	As	As	As	As	As	As	As
($ in thousands)	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified

Instructional and student advisory	$368,976	$315,099	$364,416	$308,968	$390,642	$334,156	$443,720	$375,696
Marketing	226,363	113,728	224,567	113,328	241,259	126,492	260,695	144,020
Admissions advisory	—	108,807	—	107,495	—	109,499	—	112,107
General and administrative	57,866	55,796	69,450	67,676	70,862	68,012	88,315	86,403
Provision for uncollectible accounts receivable	—	34,857	—	35,578	—	35,846	—	44,740
Depreciation and amortization	—	24,918	—	25,388	—	28,758	—	29,764
Estimated litigation loss	—	—	—	—	—	—	80,500	80,500

Total costs and expenses	$653,205	$653,205	$658,433	$658,433	$702,763	$702,763	$873,230	$873,230

Note 4.	Restructuring

As discussed in Note 3, Reclassifications, we have recently implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions are designed to streamline our operations and to better align our operations with our business strategy, refined business model and outlook. In connection with this reduction in force, we incurred a $3.8 million restructuring charge consisting of severance and other fringe benefit costs. This charge is presented separately on our Condensed Consolidated Statements of Income, and is included in accrued liabilities on our Condensed Consolidated Balance Sheets as of November 30, 2010. We expect to pay the restructuring costs in the second quarter of fiscal year 2011.

Note 5.	Discontinued Operations

In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We do not expect to have significant continuing involvement with Insight Schools after it is sold. Based on these factors, we concluded that we met the criteria for presenting Insight Schools as held for sale and as discontinued operations and began presenting Insight Schools’ assets and liabilities as held for sale on our Condensed Consolidated Balance Sheets and Insight Schools’ operating results as discontinued operations on our Condensed Consolidated Statements of Income for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.

Since Insight Schools meets the held for sale criteria, we are required to present its assets and liabilities held for sale at the lower of the carrying amount or fair value less cost to sell. Accordingly, we have evaluated Insight Schools’ respective assets held for sale each period, including goodwill and other long-lived assets for impairment. Based on our analysis, we recognized a $9.4 million goodwill impairment charge in the second quarter of fiscal year 2010, which was the first quarter we presented Insight Schools’ as held for sale. Our fair value estimate was derived from obtaining exit price information from advisors and interested parties specific to the sale of Insight Schools.

Subsequent to November 30, 2010, we executed an agreement to sell Insight Schools and expect to complete the sale during the second quarter of fiscal year 2011. Accordingly, in evaluating our fair value less cost to sell estimate as of November 30, 2010, we derived our fair value estimate for Insight Schools from exit price information specific to the executed agreement. Based on this evaluation, we determined that the fair value less cost to sell continues to approximate the carrying value of Insight Schools, and we do not expect a significant gain or loss on disposition.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The major components of Insight Schools’ assets and liabilities presented separately as held for sale on our Condensed Consolidated Balance Sheets as of November 30, 2010 and August 31, 2010 are as follows:

	November 30,	August 31,
($ in thousands)	2010	2010

Accounts receivable, net	$8,751	$3,851
Property and equipment, net	8,379	6,037
Goodwill	3,342	3,342
Other	4,305	2,715

Total Insight Schools assets	$24,777	$15,945

Total Insight Schools liabilities	$6,150	$4,474

The following table summarizes Insight Schools’ operating results for the three months ended November 30, 2010 and 2009, which are presented in loss from discontinued operations, net of tax on our Condensed Consolidated Statements of Income:

	Three Months Ended
	November 30,
($ in thousands)	2010	2009

Net revenue	$12,397	$11,642
Costs and expenses	(13,325)	(12,098)

Discontinued operations loss	(928)	(456)
Other, net	9	(3)

Loss from discontinued operations before income taxes	(919)	(459)
Benefit from income taxes	291	159

Loss from discontinued operations, net of tax	$(628)	$(300)

We include only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead have been allocated to Insight Schools. Additionally, we have ceased depreciation and amortization on property and equipment and finite-lived intangible assets at Insight Schools.

Note 6.	Accounts Receivable, Net

Accounts receivable, net consist of the following as of November 30, 2010 and August 31, 2010:

	November 30,	August 31,
($ in thousands)	2010	2010

Student accounts receivable	$405,379	$419,714
Less allowance for doubtful accounts	(176,336)	(192,857)

Net student accounts receivable	229,043	226,857
Other receivables	27,888	37,520

Total accounts receivable, net	$256,931	$264,377

Student accounts receivable is composed primarily of amounts due related to tuition.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity in the related allowance for doubtful accounts for the three months ended November 30, 2010 and 2009:

	Three Months Ended
	November 30,
($ in thousands)	2010	2009

Beginning allowance for doubtful accounts	$192,857	$110,420
Provision for uncollectible accounts receivable	56,909	62,698
Write-offs, net of recoveries	(73,430)	(34,713)

Ending allowance for doubtful accounts	$176,336	$138,405

Note 7.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of November 30, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	November 30,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,639,512	$1,639,512	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174

Total assets at fair value on a recurring basis:	$1,654,686	$1,639,512	$—	$15,174

Liabilities:
Other liabilities:
Interest rate swap	$4,519	$—	$4,519	$—

Total liabilities at fair value on a recurring basis:	$4,519	$—	$4,519	$—

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	August 31,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,468,992	$1,468,992	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174

Total assets at fair value on a recurring basis:	$1,484,166	$1,468,992	$—	$15,174

Liabilities:
Other liabilities:
Interest rate swap	$5,148	$—	$5,148	$—

Total liabilities at fair value on a recurring basis:	$5,148	$—	$5,148	$—

We measure our money market funds included in cash and restricted cash equivalents, auction-rate securities included in marketable securities and interest rate swap included in other liabilities on a recurring basis at fair value. A portion of the money market funds are included in long-term restricted cash, which represents funds used to collateralize a letter of credit of approximately $126 million in favor of the U.S. Department of Education. The letter of credit was required in connection with a program review of University of Phoenix by the Department and must be maintained until at least June 30, 2012.

•	Money market funds - Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.

•	Auction-rate securities - Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 450 to 500 basis points to the applicable discount rate.

•	Interest rate swap - We have an interest rate swap with a notional amount of $48.0 million as of November 30, 2010 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At November 30, 2010, the carrying value of our debt, excluding capital leases, was $174.1 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We did not change our valuation techniques associated with fair value measurements from prior periods. Additionally, we did not have any non-recurring fair value measurements that required disclosure during the three months ended November 30, 2010.

During the three months ended November 30, 2010, we did not have any changes in our Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs.

Note 8.	Accrued Liabilities

Accrued liabilities consist of the following as of November 30, 2010 and August 31, 2010:

	November 30,	August 31,
($ in thousands)	2010	2010

Estimated litigation loss	$178,863	$177,982
Salaries, wages and benefits	76,439	80,773
Accrued advertising	39,693	52,472
Accrued professional fees	29,579	30,895
Student refunds, grants and scholarships	8,425	9,842
Other accrued liabilities	21,058	23,497

Total accrued liabilities	$354,057	$375,461

Note 9.	Debt

Debt and short-term borrowings consist of the following as of November 30, 2010 and August 31, 2010:

	November 30,	August 31,
($ in thousands)	2010	2010

Bank Facility, see terms below	$98,255	$497,968
BPP Credit Facility, see terms below	48,066	52,925
Capital lease obligations	7,388	7,827
Other, various maturities from 2011 to 2019	27,730	25,680

Total debt	181,439	584,400
Less short-term borrowings and current portion of long-term debt	(26,618)	(416,361)

Long-term debt	$154,821	$168,039

•	Bank Facility - In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility as of August 31, 2010, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million as of August 31, 2010). We repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million during the first quarter of fiscal year 2011.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at November 30, 2010 was 1.2%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at November 30, 2010.

•	BPP Credit Facility - In the fourth quarter of fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $81.1 and $80.8 million as of November 30, 2010 and August 31, 2010, respectively) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at November 30, 2010 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at November 30, 2010.

•	Other - Other debt includes $9.0 million of variable rate debt and $18.7 million of fixed rate debt as of November 30, 2010, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at November 30, 2010 was 6.7%.

Please refer to Note 7, Fair Value Measurements, for discussion of the fair value of our debt.

Note 10.	Other Liabilities

Other liabilities consist of the following as of November 30, 2010 and August 31, 2010:

	November 30,	August 31,
($ in thousands)	2010	2010

Reserve for uncertain tax positions	$139,556	$126,999
Deferred rent and other lease incentives	82,910	81,218
Other	58,547	57,485

Total other liabilities	281,013	265,702
Less current portion	(52,257)	(53,416)

Total other long-term liabilities	$228,756	$212,286

Note 11.	Income Taxes

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

During the first quarter of fiscal year 2011, our unrecognized tax benefits increased by $12.2 million, excluding interest and penalties, primarily due to uncertainty related to the apportionment of income for Arizona corporate income tax purposes.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of November 30, 2010, $123.2 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. However, if amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Condensed Consolidated Statements of Income.

We are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.

Note 12.	Shareholders’ Equity

The following tables detail changes in shareholders’ equity during the three months ended November 30, 2010 and 2009:

	Common Stock			Treasury		Accumulated
	Class A	Class B	Additional	Stock		Other	Total Apollo
	Stated	Stated	Paid-in	Class A	Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(176,931)	—	—	(176,931)	—	(176,931)
Treasury stock issued under stock purchase plans	—	—	(406)	2,037	—	—	1,631	—	1,631
Treasury stock issued under stock incentive plans	—	—	(2,335)	2,551	—	—	216	—	216
Tax effect for stock incentive plans	—	—	(1,052)		—	—	(1,052)	—	(1,052)
Stock-based compensation	—	—	15,032	—	—	—	15,032	—	15,032
Currency translation adjustment, net of tax	—	—	—	—	—	2,479	2,479	411	2,890
Net income	—	—	—	—	235,413	—	235,413	255	235,668

Balance as of November 30, 2010	$103	$1	$58,104	$(2,580,131)	$3,983,458	$(28,697)	$1,432,838	$33,356	$1,466,194

	Common Stock			Treasury		Accumulated
	Class A	Class B	Additional	Stock		Other	Total Apollo
	Stated	Stated	Paid-in	Class A	Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Stated Value	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(1,025)	—	—	(1,025)	—	(1,025)
Treasury stock issued under stock purchase plans	—	—	192	1,209	—	—	1,401	—	1,401
Treasury stock issued under stock incentive plans	—	—	(4,021)	8,391	—	—	4,370	—	4,370
Tax effect for stock incentive plans	—	—	(176)	—	—	—	(176)	—	(176)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Stock-based compensation	—	—	14,154	—	—	—	14,154	—	14,154
Currency translation adjustment, net of tax	—	—	—	—	—	4,008	4,008	613	4,621
Net income (loss)	—	—	—	—	240,142	—	240,142	(10)	240,132

Balance as of November 30, 2009	$103	$1	$38,772	$(2,014,048)	$3,435,185	$(9,732)	$1,450,281	$65,293	$1,515,574

Share Reissuances

During the three months ended November 30, 2010 and 2009, we issued approximately 0.1 million shares and 0.2 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

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

We repurchased approximately 4.7 million shares of our Apollo Group Class A common stock at a total cost of $176.5 million during the three months ended November 30, 2010. This represented weighted average purchase price of $37.58 per share.

As of November 30, 2010, approximately $384.2 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

In connection with the release of vested shares of restricted stock, we repurchased approximately 13,000 shares for $0.4 million and 17,000 shares for $1.0 million during the three months ended November 30, 2010 and 2009, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

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

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2010	2009

Net income attributable to Apollo (basic and diluted)	$235,413	$240,142

Basic weighted average shares outstanding	146,352	154,824
Dilutive effect of stock options	131	1,022
Dilutive effect of restricted stock units and performance share awards	180	199

Diluted weighted average shares outstanding	146,663	156,045

Earnings per share:
Basic income per share attributable to Apollo	$1.61	$1.55
Diluted income per share attributable to Apollo	$1.61	$1.54

During the three months ended November 30, 2010 and 2009, approximately 9,439,000 and 4,501,000, respectively, of our stock options outstanding and approximately 397,000 and 2,000, respectively, of our restricted stock

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Note 14.	Share-Based Compensation

The table below details share-based compensation expense for the three months ended November 30, 2010 and 2009:

	Three Months Ended November 30,
($ in thousands)	2010	2009

Instructional and student advisory	$5,481	$4,154
Marketing	1,386	1,493
Admissions advisory	556	449
General and administrative	7,609	8,058

Share-based compensation expense	$15,032	$14,154

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 71,000 stock options during the three months ended November 30, 2010. The weighted average grant date fair value and weighted average exercise price of these options was $14.89 and $36.47, respectively. As of November 30, 2010, there was approximately $48.2 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 57,000 restricted stock units and performance share awards with a weighted average grant date fair value of $36.50 during the three months ended November 30, 2010. As of November 30, 2010, there was approximately $54.6 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards.

Note 15.	Commitments and Contingencies

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation and Settlements

Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)

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

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until all court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represented the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. Our range of damages estimate included estimated post-judgment interest through June 23, 2010. We have recorded charges in subsequent periods, including $0.9 million in the first quarter of fiscal year 2011, for estimated incremental post-judgment interest.

On July 21, 2010, we filed a petition for a rehearing en banc by the Ninth Circuit, which was denied on August 17, 2010. On August 23, 2010, we filed a motion to stay the mandate while we seek review by the U.S. Supreme Court. Our motion to stay the mandate was granted on August 24, 2010 and we filed a petition for certiorari to the U.S. Supreme Court on November 15, 2010.

We believe we have adequate liquidity to fund the amount of any required bond or, if necessary, the satisfaction of the judgment.

Securities Class Action (Apollo Institutional Investors Group)

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

On November 23, 2010, the Gaer, Fitch and Roth actions were all consolidated under the Gaer case and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiff. The case is now entitled, Gaer v. Apollo Group, Inc., et al. The lead plaintiff has until January 24, 2011 to file a consolidated amended complaint. We anticipate that the plaintiffs will seek substantial damages.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with these actions.

Securities Class Action (Teamsters Local 617 Pensions and Welfare Funds)

On November 2, 2006, the Teamsters Local 617 Pension and Welfare Funds filed a class action complaint purporting to represent a class of shareholders who purchased our stock between November 28, 2001 and October 18, 2006. The complaint, filed in the U.S. District Court for the District of Arizona, is entitled Teamsters Local 617 Pension & Welfare Funds v. Apollo Group, Inc. et al., Case Number 06-cv-02674-RCB, and alleges that we and certain of our current and former directors and officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by purportedly making misrepresentations concerning our stock option granting policies and practices and related accounting. The defendants are Apollo Group, Inc., J. Jorge Klor de Alva, Daniel E. Bachus, John M. Blair, Dino J. DeConcini, Kenda B. Gonzales, Hedy F. Govenar, Brian E. Mueller, Todd S. Nelson, Laura Palmer Noone, John R. Norton III, John G. Sperling and Peter V. Sperling. We anticipate that the plaintiff will seek substantial damages. On September 11, 2007, the Court appointed The Pension Trust Fund for Operating Engineers as lead plaintiff. Lead plaintiff filed an amended complaint on November 23, 2007, asserting the same legal claims as the original complaint and adding claims for violations of Section 20A of the Securities Exchange Act of 1934 and allegations of breach of fiduciary duties and civil conspiracy.

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

Patent Infringement Litigation

On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the U.S. District Court for the Eastern District of Texas, since transferred on plaintiff’s motion to the Eastern District of Virginia. The case is entitled, Digital Vending Services International, LLC vs. The University of Phoenix, et al. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us.

On March 18, 2010, we filed our opening claim construction brief and on June 10, 2010, the Court issued its claim construction ruling. Discovery is now concluded and we filed a motion for summary judgment on August 13, 2010. A hearing on our motion for summary judgment was held on November 12, 2010, and on January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement.

Sabol Wage and Hour Class Action

On July 31, 2009, several former employees filed an action in Federal District Court in Philadelphia alleging wage and hour claims under the Fair Labor Standards Act for failure to pay overtime and other violations, entitled, Sabol, et al. v. Apollo Group, Inc., et al. We filed an answer denying the asserted claim on September 29, 2009. During the course of the action, all but one of the former employees voluntarily opted out of the lawsuit. On January 24, 2010, we filed a motion for partial summary judgment with respect to plaintiff’s claim that the “Academic Counselor” position is incorrectly classified as exempt. On February 9, 2010, plaintiff filed a Rule 56(f) motion seeking leave to conduct additional discovery before response to our motion for partial summary judgment. On March 3, 2010, the Court granted plaintiff leave to conduct additional discovery on issues related to the motion for partial summary judgment until April 5, 2010. The Court also ordered plaintiff to file his response to the motion for summary judgment on or before April 20, 2010. On February 15, 2010, plaintiff filed a motion for class certification and we filed our opposition on March 5, 2010.

On April 19, 2010, the parties agreed to dismiss with prejudice their claims regarding employment as an Academic Counselor and to withdraw their pending motion for conditional certification to the extent it seeks to certify a class of Academic Counselors. On May 12, 2010, the Court granted plaintiff’s motion to conditionally certify a collective action to include current and former admissions personnel at all of University of Phoenix’s nationwide locations. The deadline for prospective class members to submit a claim form and “opt in” was December 9, 2010 and we have received notice of approximately 700 opt-ins. We believe that the claims do not support conditional certification as a collective action and will move the Court to de-certify the class following additional discovery.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

Adoma Wage and Hour Class Action

On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the Court granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit, which was denied on November 3, 2010. As a result, notice of the lawsuit was mailed to 1,554 current and former employees explaining that they will remain a part of the lawsuit unless they complete an “opt-out” form within 45 days of receiving the notice.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Shareholder Demand Letters

On November 12, 2010 and December 8, 2010, we received separate demands on behalf of two different shareholders to investigate, address and commence proceedings against each of our directors and certain of our officers for violation of any applicable laws, including in connection with the subject matter of the report of the Government Accountability Office prepared for the U.S. Senate in August 2010, our withdrawal of the outlook we previously provided for our fiscal year 2011, the investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix by the State of Florida Office of the Attorney General in Fort Lauderdale, Florida, the participation by the State of Oregon Office of the Attorney General in the Securities Class Action (Apollo Institutional Investors Group), and the informal inquiry by the Enforcement Division of the Securities and Exchange Commission commenced in October 2009. The demands are a condition precedent under applicable Arizona law to the filing of a derivative lawsuit on behalf of Apollo Group seeking damages from directors and officers for breach of fiduciary duty. We are evaluating the demands.

K.K. Modi Investment and Financial Services Pvt. Ltd.

On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter G. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. On December 14, 2010, the court declined to enter an injunction, but set the matter for a further hearing on February 7, 2011. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates and we have moved to dismiss this action. We do not currently conduct significant business in India. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India may be adversely affected.

Other

We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.

Regulatory and Other Matters

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

U.S. Department of Education New Rulemaking Initiative

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The final program integrity rules address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment, including executive management;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department has indicated that it expects to publish in early calendar year 2011. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We cannot predict the form of the rules on gainful employment metrics that ultimately may be adopted by the Department following public comment. Compliance with these gainful employment rules could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Part II, Item IA, Risk Factors, for further discussion.

U.S. Congressional Hearings

In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of a report by the Government Accountability Office (“GAO”) of its review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has stated that future hearings may be held.

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

90/10 Rule

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be placed on provisional certification for two fiscal years and will be subject to additional sanctions. Please refer to Part I, Item 1, Business – Regulatory Environment – Domestic Postsecondary – The “90/10 Rule” in our 2010 Annual Report on Form 10-K for further discussion.

Cohort Default Rates

To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates. Please refer to Part I, Item 1, Business – Regulatory Environment - Domestic Postsecondary – Student Loan Defaults in our 2010 Annual Report on Form 10-K for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

U.S. Department of Education Program Review

The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In December 2010, the Department commenced a new program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covers federal financial aid years 2009 – 2010 and 2010 – 2011 through October 31, 2010. The onsite component of the Department’s review was completed on December 10, 2010. Based on the discussions with Department personnel at the exit interview, we do not expect at this time that there will be any significant adverse findings, although we have not yet received the Department’s report.

Higher Learning Commission (“HLC”)

In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. We have been informed that our response will be evaluated by a special committee in early calendar year 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

State of Florida Office of the Attorney General Investigation

On October 22, 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of University of Phoenix’s business. We are cooperating with the investigation, but have also filed a suit to quash or limit the subpoena and to protect information sought that constitutes propriety or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

Securities and Exchange Commission Informal Inquiry

During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. The Securities and Exchange Commission has requested various information and documents from us and/or our auditors, including information regarding our revenue recognition practices, our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, our insider trading policies and procedures, a chronology of the internal processing and availability of information about the U.S. Department of Education program review of University of Phoenix commenced in early 2009, certain information relating to non-Title IV revenue sources and other matters. Based on these requests, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. We are cooperating fully with the Securities and Exchange Commission in connection with the inquiry.

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

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our six operating segments are managed in the following four reportable segments:

1.  University of Phoenix;

Apollo Global:

2.  BPP;

3.  Other; and

4.  Other Schools.

The Apollo Global – Other reportable segment includes Western International University, UNIACC, ULA and Apollo Global corporate operations. The Other Schools reportable segment includes IPD, CFFP and Meritus. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2010 Annual Report on Form 10-K for further discussion of our segments.

A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2010	2009

Net revenue:
University of Phoenix	$1,197,791	$1,122,369
Apollo Global:
BPP	79,738	88,673
Other	23,488	22,435

Total Apollo Global	103,226	111,108
Other Schools	25,269	25,182
Corporate	149	—

Total net revenue	$1,326,435	$1,258,659

Operating income (loss):
University of Phoenix	$407,434	$391,016
Apollo Global:
BPP	16,572	15,602
Other	(7,789)	(2,239)

Total Apollo Global	8,783	13,363
Other Schools	4,263	3,117
Corporate	(13,364)	(14,437)

Total operating income	407,116	393,059
Reconciling items:
Interest income	983	932
Interest expense	(2,170)	(2,908)
Other, net	(54)	(670)

Income from continuing operations before income taxes	$405,875	$390,413

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	November 30,	August 31,
($ in thousands)	2010	2010

Assets:
University of Phoenix	$1,228,834	$1,263,024
Apollo Global:
BPP	528,062	511,124
Other	120,048	116,483

Total Apollo Global	648,110	627,607
Other Schools	32,057	33,114
Corporate	1,468,662	1,677,706

Total assets	$3,377,663	$3,601,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate; and

•	Key trends, developments and challenges.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected in our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows and contractual obligations and other commercial commitments.

OVERVIEW

Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”),

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings, plc (“BPP”),

•	Western International University, Inc. (“Western International University”),

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”), and

•	Universidad Latinoamericana (“ULA”),

•	Institute for Professional Development (“IPD”),

•	The College for Financial Planning Institutes Corporation (“CFFP”), and

•	Meritus University, Inc. (“Meritus”).

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

We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success and more effectively identifying and enrolling students who have a greater likelihood to succeed in our educational programs. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized systems for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We seek to improve student retention by enhancing student services, promoting instructional innovation and improving academic support. All of these efforts are designed to help our students stay in school and succeed.

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Initiative to Enhance Student Experience and Outcomes. We are intensely focused on improving student outcomes. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2011. These initiatives include the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Transitioning our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. After piloting the program for the past year, we implemented this policy university-wide in November 2010; and

•	Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010.

We believe the 42.4% reduction in University of Phoenix New Degreed Enrollment in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approaches. We expect that these initiatives will continue to adversely impact University of Phoenix enrollment in fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student persistence and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

•	Regulatory Environment

•	New Rulemaking Initiative. In November 2009, the Department convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

The final program integrity rules address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment, including executive management;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department has indicated that it expects to publish in early calendar year 2011. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011.

We cannot predict the form of the rules on the gainful employment metrics that ultimately may be adopted by the Department following public comment. Compliance with these gainful employment rules could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 1A, Risk Factors, for further discussion.

•	U.S. Congressional Hearings. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 24, 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of a report by the Government Accountability Office (“GAO”) of its review of various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. Following the August 4, 2010 hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has stated that future hearings may be held.

•	90/10 Rule. One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things,

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

Our efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements.

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

The cohort default rate for University of Phoenix was 12.9% for the 2008 federal fiscal year and has been increasing over the past several years. We expect this upward trend to intensify due to the current challenging economic climate and the continuing effect of the historical growth in our associate’s degree student population. Consistent with this trend, the available preliminary data for the University of Phoenix 2009 cohort reflect a substantially higher default rate than the 2008 cohort, although we do not expect the rate to exceed 25%.

•	Higher Learning Commission (“HLC”). In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. We have been informed that our response will be evaluated by a special committee in early calendar year 2011, and that the committee will make recommendations, if any, to the HLC board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, HLC has recently imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

•	Securities and Exchange Commission Informal Inquiry. During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. The Securities and Exchange Commission has requested various information and documents from us and/or our auditors, including information regarding our revenue recognition practices, our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, our insider trading policies and procedures, a chronology of the internal processing and availability of information about the U.S. Department of Education program review of University of Phoenix commenced in early 2009, and certain information relating to non-Title IV revenue sources. Based on these requests, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. We are cooperating fully with the Securities and Exchange Commission in connection with the inquiry.

•	Economic Downturn. The U.S. and much of the world economy have been in the midst of an economic downturn with uncertain prospects for recovery. These conditions have contributed to a portion of our enrollment growth over recent fiscal years as an increased number of working learners seek to advance their education to improve their job security or reemployment prospects. One of our challenges is to adequately and effectively service our increased student population without over-building our infrastructure and delivery platform in a manner that might result in excess capacity. In contrast to this positive impact, the economic downturn adversely affected our bad debt expense and allowance for doubtful accounts over recent fiscal years, and reduced the availability of state-funded student financial aid as many states face revenue shortfalls. We believe that the availability of state-funded student financial aid will continue to decline, which may adversely impact our enrollment and, to the extent that Title IV funds replace these state funding sources for our students, may adversely impact our 90/10 Rule calculation.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to acquire and/or partner with existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

•	University of Phoenix Academic Annual Report. In December 2010, University of Phoenix published its third Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2010 Annual Report on Form 10-K, and Part II, Item 1A, Risk Factors, included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a detailed discussion of our critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.

RESULTS OF OPERATIONS

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three months ended November 30, 2010, compared to the three months ended November 30, 2009.

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

Effective during the first quarter of fiscal year 2011, we revised our presentation of operating expenses and reclassified prior periods to conform to our revised presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. Please refer to Note 3, Reclassifications, in Item 1, Financial Statements, for further discussion. We categorize our operating expenses as follows:

•	Instructional and student advisory – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional costs and services.

•	Marketing – the substantial majority of costs consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions.

•	Admissions advisory – the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative – consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provisions for uncollectible accounts receivable – consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

•	Depreciation and amortization – consist of depreciation expense on our property and equipment and amortization of our finite-lived intangible assets.

For the three months ended November 30, 2010 compared to the three months ended November 30, 2009

Analysis of Condensed Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended November 30,
			% of Net Revenue		%
($ in millions)	2010	2009	2010	2009	Change

Net revenue	$1,326.4	$1,258.7	100.0%	100.0%	5.4%
Costs and expenses:
Instructional and student advisory	455.8	430.6	34.3%	34.2%	5.8%
Marketing	166.1	151.6	12.5%	12.0%	9.6%
Admissions advisory	113.8	115.3	8.6%	9.2%	(1.3%)
General and administrative	84.9	70.7	6.4%	5.6%	20.1%
Provision for uncollectible accounts receivable	56.9	62.7	4.3%	5.0%	(9.3%)
Depreciation and amortization	37.1	34.7	2.8%	2.8%	6.9%
Restructuring	3.8	—	0.3%	—	*
Estimated litigation loss	0.9	—	0.1%	—	*

Total costs and expenses	919.3	865.6	69.3%	68.8%	6.2%

Operating income	407.1	393.1	30.7%	31.2%	3.6%
Interest income	1.0	0.9	0.1%	0.1%	11.1%
Interest expense	(2.2)	(2.9)	(0.2%)	(0.2%)	24.1%
Other, net	—	(0.7)	—	(0.1%)	*

Income from continuing operations before income taxes	405.9	390.4	30.6%	31.0%	4.0%
Provision for income taxes	(169.6)	(150.0)	(12.8%)	(11.9%)	(13.1%)

Income from continuing operations	236.3	240.4	17.8%	19.1%	(1.7%)
Loss from discontinued operations, net of tax	(0.6)	(0.3)	—	—	*

Net income	235.7	240.1	17.8%	19.1%	(1.8%)
Net (income) loss attributable to noncontrolling interests	(0.3)	—	(0.1%)	—	*

Net income attributable to Apollo	$235.4	$240.1	17.7%	19.1%	(2.0%)

*	not meaningful

Net Revenue

Our net revenue increased $67.7 million, or 5.4%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. The increase was due to University of Phoenix’s 6.7% net revenue growth principally due to selective tuition price increases. The net revenue increase at University of Phoenix was partially offset by a decrease in BPP’s net revenue primarily due to lower student enrollment and the unfavorable impact of foreign exchange rates. BPP’s student enrollment continues to be adversely impacted by the economic downturn in the U.K. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.

Instructional and Student Advisory

Instructional and student advisory increased $25.2 million, or 5.8%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which represents a 10 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes, which has resulted in increased compensation related to certain student advisory and infrastructure support functions.

Marketing

Marketing increased $14.5 million, or 9.6%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which represents a 50 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily a result of higher advertising expenditures driven by the increased costs associated with transitioning our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, and increases in advertising rates for traditional and online media. The increase was partially offset by lower employee compensation costs as a percentage of net revenue.

Admissions Advisory

Admissions advisory decreased $1.5 million, or 1.3%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which represents a 60 basis point decrease as a percentage of net revenue. The decrease as a percentage of revenue was a result of lower admissions advisory headcount during the first quarter of fiscal year 2011 as compared to the first quarter of fiscal year 2010. In addition, at the end of the first quarter of fiscal year 2011, we implemented a strategic reduction in force that eliminated approximately 700 full-time positions, principally among admissions personnel. See further discussion at Restructuring below. The decrease in admissions advisory was partially offset by higher average employee compensation costs, as we elevate the educational profile for admissions personnel.

General and Administrative

General and administrative increased $14.2 million, or 20.1%, in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which represents an 80 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily attributable to expenses as we invest in our information technology resources and capabilities, as well as various expenses related to regulatory and external affairs activities, partially offset by lower legal expenses.

Provision for Uncollectible Accounts Receivable

Provision for uncollectible accounts receivable decreased $5.8 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which represents a 70 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to reductions in gross accounts receivable as a result of the full implementation of University Orientation and other recent operational changes and initiatives to more effectively support our students and improve their educational outcomes. See Overview in this MD&A for further discussion of those initiatives. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which should favorably impact our provision for uncollectible accounts receivable in the future. The decrease at University of Phoenix was partially offset by increased bad debt at UNIACC due to additional uncertainty about the collectability of accounts receivable during the first quarter of fiscal year 2011 related to a specific program.

Depreciation and Amortization

Depreciation and amortization increased $2.4 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, but remained flat as a percentage of net revenue. The increase was primarily due to increased depreciation related to computer equipment and software. This was partially offset by a decrease in amortization of BPP intangible assets.

Restructuring

We recorded a $3.8 million charge in the first quarter of fiscal year 2011 associated with a strategic reduction in force that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions are designed to streamline our operations and to better align our operations with our business strategy, revised business model and outlook. We expect to realize related employee compensation expense reductions of approximately $8 million per quarter, commencing in the second quarter of fiscal year 2011. See Note 4, Restructuring, in Item 1, Financial Statements, for further discussion.

Estimated Litigation Loss

We recorded a $0.9 million charge in the first quarter of fiscal year 2011 for incremental post-judgment interest related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter. See Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Interest Income

Interest income was essentially flat in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

Interest Expense

Interest expense decreased $0.7 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010 primarily due to a decrease in average borrowings.

Other, Net

Other, net in the first quarters of fiscal years 2011 and 2010 primarily consists of net foreign currency gains and losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for continuing operations for the first quarter of fiscal year 2011 and 2010 was 41.8% and 38.4%, respectively. The increase was primarily attributable to an $11.4 million tax benefit recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003. An increase in other non-deductible expenses also contributed to the increase in our effective income tax rate in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010.

Loss from Discontinued Operations, Net of Tax

Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. Please refer to Note 5, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended
	November 30,		$	%
($ in millions)	2010	2009	Change	Change

Net revenue:
University of Phoenix	$1,197.8	$1,122.4	$75.4	6.7%
Apollo Global:
BPP	79.7	88.7	(9.0)	(10.1%)
Other	23.5	22.4	1.1	4.9%

Total Apollo Global	103.2	111.1	(7.9)	(7.1%)
Other Schools	25.3	25.2	0.1	0.4%
Corporate(1)	0.1	—	0.1	*

Total net revenue	$1,326.4	$1,258.7	$67.7	5.4%

Operating income (loss):
University of Phoenix	$407.4	$391.0	$16.4	4.2%
Apollo Global:
BPP	16.6	15.6	1.0	6.4%
Other	(7.8)	(2.3)	(5.5)	*

Total Apollo Global	8.8	13.3	(4.5)	(33.8%)
Other Schools	4.3	3.2	1.1	34.4%
Corporate(1)	(13.4)	(14.4)	1.0	*

Total operating income	$407.1	$393.1	$14.0	3.6%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments.

University of Phoenix

The $75.4 million, or 6.7%, increase in net revenue in our University of Phoenix segment was primarily due to selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%.

The following table details University of Phoenix enrollment in the first quarter of fiscal year 2011 and the first quarter of fiscal year 2010:

	Degreed Enrollment(1)			New Degreed Enrollment(2)
	Quarter Ended			Quarter Ended
	November 30,		%	November 30,		%
(rounded to the nearest hundred)	2010	2009	Change	2010	2009	Change
Associate’s	177,200	205,400	(13.7%)	24,000	52,200	(54.0%)
Bachelor’s	187,300	171,000	9.5%	22,800	32,100	(29.0%)
Master’s	66,000	71,900	(8.2%)	8,900	13,100	(32.1%)
Doctoral	7,600	7,300	4.1%	800	700	14.3%

Total	438,100	455,600	(3.8%)	56,500	98,100	(42.4%)

(1)	Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a course during the quarter and had not graduated as of the end of the quarter;

•	students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree); and

•	students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

(2)	New Degreed Enrollment for each quarter is composed of:

•	new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a course in the quarter;

•	students who have previously graduated from a degree program and start a new degree program in the quarter; and

•	students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

Although University of Phoenix Degreed Enrollment decreased 3.8% in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, average enrollment during the quarter increased slightly, resulting in a modest increase to net revenue. The decrease in University of Phoenix Degreed Enrollment is in part the result of the 42.4% decrease in New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

•	changes in the evaluation and compensation structure for our admissions personnel and other employees, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010;

•	the full implementation of University Orientation in November 2010; and

•	transitioning our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs.

We expect that these initiatives will continue to adversely impact University of Phoenix enrollment in fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we continue to believe that these efforts are in the best interest of our students and, over the long-term, will improve student persistence and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.

Operating income in our University of Phoenix segment increased $16.4 million, or 4.2%, during the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. This increase was primarily attributable to the following:

•	The 6.7% increase in University of Phoenix net revenue;

•	A reduction in bad debt expense primarily attributable to reductions in gross accounts receivable as a result of the full implementation of University Orientation and other recent operational changes and initiatives to more effectively support our students and improve their educational outcomes. See Overview in this MD&A for further discussion of those initiatives. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which should favorably impact our provision for uncollectible accounts receivable in the future; and

•	Lower headcount in admissions advisory and certain marketing functions. Additionally, we expect to realize employee compensation expense reductions of approximately $8 million per quarter, commencing in the second quarter of fiscal year 2011 related to our November 2010 strategic reduction in force. See further discussion at Restructuring above.

The above factors were partially offset by the following:

•	An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes, which has resulted in increased compensation related to certain student advisory and infrastructure support functions; and

•	An increase in marketing costs primarily attributable to higher advertising expenditures due to increased costs associated with transitioning our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, and increases in advertising rates for traditional and online media.

Apollo Global

Net revenue in our Apollo Global segment decreased $7.9 million during the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010. The decrease primarily occurred at BPP and was principally due to lower student enrollment and the unfavorable impact of foreign exchange rates. BPP’s student enrollment continues to be adversely impacted by the economic downturn in the U.K.

Our Apollo Global segment generated $8.8 million of operating income during the first quarter of fiscal year 2011 compared to $13.3 million during the first quarter of fiscal year 2010. The decrease was primarily attributable to increased bad debt at UNIACC due to additional uncertainty about the collectability of accounts receivable during the first quarter of fiscal year 2011 related to a specific program. This was partially offset by a $2.8 million decrease in intangible asset amortization, and lower operating expenses related to the rationalization of certain costs as we continue to integrate BPP.

Other Schools

Net revenue for our Other Schools segment during the first quarter of fiscal year 2011 was consistent with the first quarter of fiscal year 2010. The increase in operating income was primarily due to decreased expenses at Meritus primarily attributable to higher expenditures to develop the business in the first quarter of fiscal year 2010.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, investments to further transition our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, and investments in information technology initiatives. Additionally, we may be required to post a bond to stay enforcement of the judgment in our Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter or pay damages awarded in that action.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at November 30, 2010 and August 31, 2010:

			% of Total Assets
	November 30,	August 31,	November 30,	August 31,	%
($ in millions)	2010	2010	2010	2010	Change

Cash and cash equivalents	$1,040.5	$1,284.8	30.8%	35.7%	(19.0%)
Restricted cash and cash equivalents	472.5	444.1	14.0%	12.3%	6.4%
Long-term restricted cash and cash equivalents	126.5	126.6	3.7%	3.5%	(0.1%)

Total	$1,639.5	$1,855.5	48.5%	51.5%	(11.6%)

Cash and cash equivalents (excluding restricted cash) decreased $244.3 million primarily due to $404.5 million used for payments on borrowings (net of proceeds from borrowings), $176.9 million used for share repurchases, $50.6 million used for capital expenditures, and a $28.3 million increase in restricted cash, which was partially offset by $414.0 million of cash provided by operations.

During fiscal year 2010, we received an unfavorable ruling by the Ninth Circuit Court of Appeals in the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter. We are evaluating our available options and may be required to post a bond to stay enforcement of the judgment. We have estimated that the damages for this matter could range from $127.2 million to $228.0 million. We believe we have adequate liquidity to fund the amount of any required bond, or if necessary, the satisfaction of the judgment. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements for further discussion.

We measure our money market funds included in cash and restricted cash equivalents at fair value. At November 30, 2010, we had money market funds totaling $1,639.5 million that were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.

Debt

Bank Facility – In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility as of August 31, 2010, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million as of August 31, 2010). We repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million during the first quarter of fiscal year 2011.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at November 30, 2010 was 1.2%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at November 30, 2010.

BPP Credit Facility – In the fourth quarter of fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $81.1 and $80.8 million as of November 30, 2010 and August 31, 2010, respectively) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at November 30, 2010 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at November 30, 2010.

Other – Other debt includes $9.0 million of variable rate debt and $18.7 million of fixed rate debt as of November 30, 2010, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at November 30, 2010 was 6.7%.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective periods:

	Three Months Ended
	November 30,
($ in millions)	2010	2009

Net income	$235.7	$240.1
Non-cash items	103.5	92.9
Changes in certain operating assets and liabilities	74.8	72.2

Net cash provided by operating activities	$414.0	$405.2

Three Months Ended November 30, 2010 – Our non-cash items primarily consisted of a $56.9 million provision for uncollectible accounts receivable, $37.1 million of depreciation and amortization, and $15.0 million of share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $142.2 million increase in income taxes payable principally due to the timing of our quarterly tax payments, and a $15.7 million increase in other liabilities principally due to an increase in our uncertain tax benefits. These items were partially offset by a $40.3 million increase in gross accounts receivable, and a $20.7 million decrease in accounts payable and accrued liabilities.

Three Months Ended November 30, 2009 – Our non-cash items primarily consisted of a $62.7 million provision for uncollectible accounts receivable, $35.6 million of depreciation and amortization, and $14.2 million of share-based compensation, which was partially offset by $15.9 million of deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $170.2 million increase in income taxes payable primarily due to the timing of our quarterly tax payments, and a $43.2 million increase in deferred revenue primarily due to increased enrollment. This was partially offset by a $104.8 million increase in gross accounts receivable primarily due to increased enrollment and certain operational changes, a $16.8 million decrease in accounts payable and accrued liabilities, and an $11.6 million decrease in student deposits primarily due to the timing of course starts at BPP.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2010, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 26 days, as compared to 30 days as of August 31, 2010, and 32 days as of November 30, 2009. The decrease in days sales outstanding is primarily attributable to reductions in gross accounts receivable as a result of the full implementation of University Orientation and other recent operational changes and initiatives to more effectively support our students and improve their educational outcomes. See Overview in this MD&A for further discussion of those initiatives. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which should favorably impact our days sales outstanding in the future.

Investing Activities

The following table provides a summary of our investing cash flows during the respective periods:

	Three Months Ended
	November 30,
($ in millions)	2010	2009

Capital expenditures	$(50.6)	$(37.6)
Increase in restricted cash and cash equivalents	(28.3)	(37.8)

Net cash used in investing activities	$(78.9)	$(75.4)

Three Months Ended November 30, 2010 – Cash used for investing activities primarily consisted of $50.6 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software. Restricted cash and cash equivalents also increased $28.3 million principally due to increased student deposits associated with students receiving financial aid.

We have reduced our capital expenditure plans for 2011 as a result of the streamlining of our operations and better alignment with our business strategy and refined business model and outlook. However, we anticipate that our fiscal year 2011 capital expenditures will still exceed the fiscal year 2010 amount as we continue to invest in our core information technology and network infrastructure.

Three Months Ended November 30, 2009 – Cash used for investing activities primarily consisted of a $37.8 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid, and $37.6 million used for capital expenditures that primarily relate to investments in our computer equipment and software.

Financing Activities

The following table provides a summary of our financing cash flows during the respective periods:

	Three Months Ended
	November 30,
($ in millions)	2010	2009

Payments on borrowings, net	$(404.5)	$(397.9)
Apollo Group Class A common stock purchased for treasury	(176.9)	(1.0)
Other	1.9	6.0

Net cash used in financing activities	$(579.5)	$(392.9)

Three Months Ended November 30, 2010 – Cash used in financing activities primarily consisted of $404.5 million used for payments on borrowings (net of proceeds from borrowings), and $176.9 million used for share repurchases.

Three Months Ended November 30, 2009 – Cash used in financing activities primarily consisted of $397.9 million used for payments on borrowings (net of proceeds from borrowings), which was partially offset by $5.8 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Contractual Obligations and Other Commercial Commitments

During the first three months of fiscal year 2011, we repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2010 through November 30, 2010. Information regarding our contractual obligations and commercial commitments is provided in our 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since August 31, 2010. For a discussion of our exposure to market risk, refer to our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into Item 1 of Part II by this reference.

Item 1A. Risk Factors

In addition to the updated risk factors set forth below, please see the risk factors included in our 2010 Annual Report on Form 10-K.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The final program integrity rules address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment, including executive management;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department has indicated that it expects to publish in early calendar year 2011. The final regulations, including some reporting and disclosure rules related to gainful employment described below will be effective July 1, 2011.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed to constitute permissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.

In the final regulations adopted by the Department, these twelve safe harbors are eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics, including those applicable to the Company’s executive management, more difficult to establish. In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the admissions process for our students, we began considering an alternative compensation structure for our admissions personnel in early 2009. We developed this new structure, which we believe complies with the Department’s new rule, over the past twelve months and implemented it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.

This change in our approach to recruiting, with reduced emphasis on enrollment and increased emphasis on improving the student experience, has adversely impacted our enrollment rates, which we expect to continue, particularly in the near-term, and increase our operating costs, perhaps materially. We believe this change is in the best interests of our students and it is consistent with our on-going efforts to lead the industry in addressing the concerns of the Department and others, including members of Congress, about admissions practices in the proprietary sector. We anticipate that this increased cost and the impact on our revenue from reduced enrollment will be offset partly by the benefits realized from improved student retention. However, we are not able to precisely predict the impact.

The elimination of the existing twelve safe harbors also could affect the manner in which we conduct our business in the following additional ways:

•	Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. As the final regulations have made revenue sharing based upon success in enrollment impermissible, we will need to modify IPD’s business model so as to comply with the new requirements, which could materially and adversely affect this business. IPD’s net revenue and operating income represent less than 2% of our consolidated net revenue and operating income.

•	We pay various third parties for Internet-based services related to lead generation and marketing. Following the revocation of the safe harbors described above, payments to a third party for providing student contact information for prospective students will still be permissible, but only if such payments are not based on the number of students who apply or enroll. This change could reduce our ability to manage the quality of our leads and decrease our marketing efficiency, which could materially increase our marketing costs and adversely affect our business.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of November 30, 2010, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 40 states, Puerto Rico and the District of Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of November 30, 2010, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new regulations adopted by the U.S. Department of Education, we will be required to seek and obtain specific regulatory approval to operate in four of these states and would not be entitled to rely on available exemptions based on accreditation. This includes California, Colorado, Hawaii and Utah. In addition, we would not be able to operate under previously confirmed exemptions in Alaska, Montana and South Dakota if and when we elect to establish a physical presence in those states and we would be required to seek and obtain specific regulatory approval. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval before the effective date of the final regulations on July 1, 2011. While there are annual waivers available in the final regulations that could allow us to continue to operate without specific state approval in these states through July 1, 2013, we have no assurance that the waivers will be granted. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted, particularly in

California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

Gainful Employment

Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010, the Department published final regulations covering a portion of the proposed gainful employment rules with an effective date of July 1, 2011. These rules would require proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs to provide prospective students with each eligible program’s occupations, costs, completion rate, job placement rate, and median loan debt of program completers. Institutions must annually submit information to the Department on students who complete a program leading to gainful employment in a recognized occupation, including student and program information, amount from private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, the final regulations require institutions to notify the Department at least 90 days before the first day of class when it intends to offer new educational programs leading to gainful employment in recognized occupations. New program notification includes information on the demand for the program, wage analysis, institutional program review and approval process, and demonstration of approval through the schools accreditation. Unless the Department requires approval for new programs, a school is not required to get approval after notification is submitted. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.

In its July 26, 2010 NPRM, the U.S. Department of Education published proposed rules that would define gainful employment in detail, which rules would apply on a program-by-program basis. The Department has indicated that it expects to publish final regulations related to gainful employment metrics in early calendar year 2011. Under the July 26, 2010 proposed rules, gainful employment in respect of a particular program would be defined by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on student loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV programs without restriction, may be eligible to participate with disclosure requirements, may be on restricted status and only able to participate with material restrictions (including enrollment limitations), or may be ineligible to participate.

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

The above descriptions of the proposed gainful employment rules are qualified in their entirety by the text of the proposed rules, available at http://www2.ed.gov/legislation/FedRegister/proprule/2010-3/072610a.pdf. These proposed rules are complex and their application involves many interpretive and other issues, not all of which may be addressed in any final rulemaking

If these rules are adopted in the form proposed, many of our programs may be ineligible for Title IV funding or restricted because they do not meet at least one of the specified tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors would hinder our ability to effectively manage our business. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. Adoption of the regulations in the form proposed could result in a significant realignment of the types of educational programs that are offered by us and by other proprietary institutions, in order to comply with the rules or, most prominently, to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

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

We cannot predict the form of the rules on gainful employment metrics that ultimately may be adopted by the Department following public comment. Compliance with these gainful employment rules could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.

During the three months ended November 30, 2010, we repurchased approximately 4.7 million shares of our Class A common stock at a total cost of approximately $176.5 million, representing a weighted average purchase price of $37.58 per share. The table below details our share repurchases during the three months ended November 30, 2010:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(Numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase

Treasury stock as of August 31, 2010	40,714	$59.14	40,714	$560,681
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(4)	—	(4)	—

Treasury stock as of September 30, 2010	40,710	59.14	40,710	560,681
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(62)	—	(62)	—

Treasury stock as of October 31, 2010	40,648	59.14	40,648	560,681
New authorizations	—	—	—	—
Shares repurchased	4,696	37.58	4,696	(176,459)
Shares reissued	(4)	56.91	(4)	—

Treasury stock as of November 30, 2010	45,340	$59.14	45,340	$384,222

We did not have any sales of unregistered equity securities during the three months ended November 30, 2010.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010

10.2	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010

10.3	Clarification letter between Apollo Group, Inc. and Charles B. Edelstein, dated September 29, 2010

10.4	Clarification letter between Apollo Group, Inc. and Gregory W. Cappelli, dated November 2, 2010

10.5	Apollo Group, Inc. Executive Officer Performance Incentive Plan, dated December 9, 2010

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2011, filed with the SEC on January 10, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of November 30, 2010 and August 31, 2010, (ii) the Condensed Consolidated Statements of Income for the three months ended November 30, 2010, and November 30, 2009, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2010, and November 30, 2009, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the three months ended November 30, 2010, and November 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements.(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: January 10, 2011

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and
Duly Authorized Signatory)