Form 10-Q
period 2011-02-28
APOLLO GROUP INC
filed 2011-03-29
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☑

AS OF March 17, 2011, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	141,128,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

Special Note Regarding Forward-Looking Statements	3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	60
Item 1A. Risk Factors	60
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3. Defaults Upon Senior Securities	64
Item 4. (Removed and Reserved)	64
Item 5. Other Information	64
Item 6. Exhibits	65
SIGNATURES	66
EX-10.1
EX-10.2
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

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	February 28,	August 31,
($ in thousands)	2011	2010

ASSETS:
Current assets
Cash and cash equivalents	$1,033,343	$1,284,769
Restricted cash and cash equivalents	465,689	444,132
Accounts receivable, net	217,800	264,377
Deferred tax assets, current portion	150,830	166,549
Prepaid taxes	38,702	39,409
Other current assets	41,576	38,031
Assets held for sale from discontinued operations	—	15,945

Total current assets	1,947,940	2,253,212
Property and equipment, net	654,465	619,537
Long-term restricted cash and cash equivalents	126,560	126,615
Marketable securities	5,946	15,174
Goodwill	131,285	322,159
Intangible assets, net	125,894	150,593
Deferred tax assets, less current portion	106,086	99,071
Other assets	17,923	15,090

Total assets	$3,116,099	$3,601,451

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$23,254	$416,361
Accounts payable	79,300	90,830
Accrued liabilities	388,193	375,461
Student deposits	496,922	493,245
Deferred revenue	317,278	359,724
Other current liabilities	51,323	53,416
Liabilities held for sale from discontinued operations	—	4,474

Total current liabilities	1,356,270	1,793,511
Long-term debt	167,708	168,039
Deferred tax liabilities	32,621	38,875
Other long-term liabilities	237,060	212,286

Total liabilities	1,793,659	2,212,711

Commitments and contingencies (Note 16)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	69,646	46,865
Apollo Group Class A treasury stock, at cost	(2,647,563)	(2,407,788)
Retained earnings	3,919,420	3,748,045
Accumulated other comprehensive loss	(26,607)	(31,176)

Total Apollo shareholders’ equity	1,315,000	1,356,050

Noncontrolling interests	7,440	32,690

Total equity	1,322,440	1,388,740

Total liabilities and shareholders’ equity	$3,116,099	$3,601,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2011	2010	2011	2010

Net revenue	$1,048,629	$1,070,336	$2,375,064	$2,328,995

Costs and expenses:
Instructional and student advisory	421,644	415,458	877,456	846,133
Marketing	157,215	141,308	323,358	292,925
Admissions advisory	102,283	118,152	216,035	233,423
General and administrative	84,344	68,800	169,218	139,459
Provision for uncollectible accounts receivable	45,540	73,884	102,449	136,582
Depreciation and amortization	39,142	35,244	76,244	69,924
Goodwill and other intangibles impairment	219,927	—	219,927	—
Estimated litigation loss	1,574	44,500	2,455	44,500
Restructuring	—	—	3,846	—

Total costs and expenses	1,071,669	897,346	1,990,988	1,762,946

Operating (loss) income	(23,040)	172,990	384,076	566,049
Interest income	785	525	1,768	1,457
Interest expense	(1,654)	(3,220)	(3,824)	(6,128)
Other, net	313	(79)	259	(749)

(Loss) income from continuing operations before income taxes	(23,596)	170,216	382,279	560,629
Provision for income taxes	(76,052)	(69,064)	(245,631)	(219,045)

(Loss) income from continuing operations	(99,648)	101,152	136,648	341,584
Income (loss) from discontinued operations, net of tax	2,575	(10,638)	1,947	(10,938)

Net (loss) income	(97,073)	90,514	138,595	330,646
Net loss attributable to noncontrolling interests	33,035	2,092	32,780	2,102

Net (loss) income attributable to Apollo	$(64,038)	$92,606	$171,375	$332,748

Earnings (loss) per share – Basic:
Continuing operations attributable to Apollo	$(0.47)	$0.67	$1.17	$2.22
Discontinued operations attributable to Apollo	0.02	(0.07)	0.02	(0.07)

Basic (loss) income per share attributable to Apollo	$(0.45)	$0.60	$1.19	$2.15

Earnings (loss) per share – Diluted:
Continuing operations attributable to Apollo	$(0.47)	$0.67	$1.17	$2.21
Discontinued operations attributable to Apollo	0.02	(0.07)	0.01	(0.07)

Diluted (loss) income per share attributable to Apollo	$(0.45)	$0.60	$1.18	$2.14

Basic weighted average shares outstanding	142,354	154,119	144,364	154,473

Diluted weighted average shares outstanding	142,354	155,168	144,658	155,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2011	2010	2011	2010

Net (loss) income	$(97,073)	$90,514	$138,595	$330,646
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	1,871	(23,666)	4,761	(19,045)
Change in fair value of auction-rate securities	463	—	463	—

Comprehensive (loss) income	(94,739)	66,848	143,819	311,601
Comprehensive loss attributable to noncontrolling interests	32,791	5,368	32,125	4,765

Comprehensive (loss) income attributable to Apollo	$(61,948)	$72,216	$175,944	$316,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Six Months Ended February 28,
($ in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$138,595	$330,646
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	30,490	29,115
Excess tax benefits from share-based compensation	(569)	(338)
Depreciation and amortization	76,244	71,179
Amortization of lease incentives	(7,023)	(6,518)
Impairment on discontinued operations	—	9,400
Goodwill and other intangibles impairment	219,927	—
Amortization of deferred gain on sale-leasebacks	(822)	(883)
Non-cash foreign currency (gain) loss, net	(267)	534
Provision for uncollectible accounts receivable	102,449	136,582
Estimated litigation loss	2,455	44,500
Deferred income taxes	843	(19,675)
Changes in assets and liabilities, excluding the impact of disposition:
Accounts receivable	(32,443)	(116,879)
Prepaid taxes	(856)	(2,241)
Other assets	(9,399)	(5,606)
Accounts payable and accrued liabilities	(6,210)	(89,675)
Student deposits	2,831	31,378
Deferred revenue	(53,403)	18,443
Other liabilities	21,305	4,902

Net cash provided by operating activities	484,147	434,864

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(81,422)	(68,032)
Maturities of marketable securities	10,000	—
Increase in restricted cash and cash equivalents	(21,502)	(74,847)
Proceeds from disposition	6,250	—

Net cash used in investing activities	(86,674)	(142,879)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(419,454)	(423,850)
Proceeds from borrowings	8,129	17,819
Issuance of Apollo Group Class A common stock	6,082	8,567
Apollo Group Class A common stock purchased for treasury	(252,003)	(201,111)
Noncontrolling interest contributions	6,875	—
Excess tax benefits from share-based compensation	569	338

Net cash used in financing activities	(649,802)	(598,237)

Exchange rate effect on cash and cash equivalents	903	(1,150)

Net decrease in cash and cash equivalents	(251,426)	(307,402)
Cash and cash equivalents, beginning of period	1,284,769	968,246

Cash and cash equivalents, end of period	$1,033,343	$660,844

Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$222,442	$243,435
Cash paid for interest	$5,590	$3,583
Supplemental disclosure of non-cash investing and financing activities
Accrued purchases of property and equipment	$10,608	$6,741
Credits received for tenant improvements	$8,021	$8,756
Restricted stock units vested and released	$1,602	$2,802

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

Apollo Group, Inc. and its wholly-owned and controlled subsidiaries, collectively referred to in this report as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels through our wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).

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

During the six months ended February 28, 2011, we completed the sale of Insight Schools, Inc. (“Insight Schools”) and initiated a plan to cease operations at Meritus University, Inc. (“Meritus”). Refer to Note 5, Discontinued Operations, and Note 17, Segment Reporting, respectively, for further discussion.

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

Because of the seasonal nature of our business, the results of operations for the three and six months ended February 28, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 is an interpretation of the fair value guidance that we fully adopted on September 1, 2009 and amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”) to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 rollforward. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted the disclosure requirements in ASU 2010-06 on March 1, 2010, which did not have a material impact on our fair value measurement disclosures. The requirement to present the Level 3 rollforward on a gross basis is effective for fiscal years beginning after December 15, 2010, and is effective for us on September 1, 2011. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 rollforward, will have a material impact on our fair value measurement disclosures.

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

Based on our business transition, we evaluated the presentation of our operating expenses and determined that additional disaggregation will provide more meaningful information and increased transparency of our operations. The following details the additional disaggregation and a description of the costs included in our operating expense categories:

•	Instructional and student advisory – We previously reported our provision for uncollectible accounts receivable and a portion of our depreciation and amortization in “instructional costs and services” on our Condensed Consolidated Statements of Operations. We have disaggregated and are presenting separately our provision for uncollectible accounts receivable and depreciation and amortization, which are discussed

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in more detail below. Effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “instructional and student advisory.” This category primarily consists of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•	Admissions advisory – We previously reported costs related to our admissions advisory personnel in “selling and promotional” on our Condensed Consolidated Statements of Operations. Effective during the first quarter of fiscal year 2011, we began separately stating such costs on our Condensed Consolidated Statements of Operations as “admissions advisory.” Based on the strategic initiative discussed above, we believe the disaggregation of admissions personnel costs better represents our admissions advisory function and provides a more transparent view of our operations. The substantial majority of costs included in this disaggregated presentation consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	Marketing – The costs associated with admissions personnel represented a significant portion of our previously reported “selling and promotional” expense. As discussed above, we began presenting such costs separately on our Condensed Consolidated Statements of Operations. Considering the substantial majority of the remaining costs represent advertising and other marketing activities, we believe the disaggregation of our marketing costs provides additional transparency. Specifically, effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “marketing,” which were previously referred to as “selling and promotional.” The substantial majority of costs included in the disaggregated presentation of marketing consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions. Based on this disaggregation, we also identified certain costs previously included in “selling and promotional” that we believe are now more appropriately represented as general and administrative in our revised presentation of operating expenses. These costs principally include compensation associated with our External Affairs employees and other costs related our External Affairs activities.

•	General and administrative – Excluding the reclassification noted above related to External Affairs and the disaggregation of depreciation and amortization discussed below, there are no additional changes to our presentation of general and administrative expense. General and administrative costs consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provision for uncollectible accounts receivable – We previously reported our provision for uncollectible accounts receivable in “instructional costs and services” on our Condensed Consolidated Statements of Operations. We believe the disaggregated presentation of our provision for uncollectible accounts receivable is meaningful and provides a more transparent view of our operations.

•	Depreciation and amortization – We previously reported depreciation and amortization in a combination of all of our operating expense categories on our Condensed Consolidated Statements of Operations. The assets associated with our depreciation and amortization often possess characteristics that can be associated with multiple operating expense categories. We expect this trend to continue as we implement various strategic initiatives that enhance our operational efficiencies as well as improve the student experience. Accordingly, we believe the disaggregated presentation of our depreciation and amortization provides a more transparent view of our operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We have reclassified our operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. The following table presents our operating expenses as previously reported and as reclassified on our Condensed Consolidated Statements of Operations for the three months ended:

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

As discussed in Note 3, Reclassifications, we have recently implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions are designed to streamline our operations and to better align our operations with our business strategy, refined business model and outlook. In connection with this reduction in force, we incurred a $3.8 million restructuring charge consisting of severance and other fringe benefit costs. This charge is presented separately on our Condensed Consolidated Statements of Operations and was paid in the second quarter of fiscal year 2011.

Note 5.	Discontinued Operations

In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We completed the sale of Insight Schools during the second quarter of fiscal year 2011 and do not expect to have significant continuing involvement after the sale. We

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

began presenting Insight Schools’ assets and liabilities as held for sale on our Condensed Consolidated Balance Sheets in the second quarter of fiscal year 2010, and Insight Schools’ operating results are presented as discontinued operations on our Condensed Consolidated Statements of Operations for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.

We sold all of Insight Schools’ issued and outstanding shares for $6.3 million, plus $3.0 million that will be held in escrow for one year following the sale, and $15.3 million of additional working capital consideration. We expect to receive the majority of the working capital consideration during the remainder of fiscal year 2011. The funds held in escrow and the working capital consideration are included in other current assets and accounts receivable, respectively, on our Condensed Consolidated Balance Sheets. We realized a $0.1 million loss on sale, which is included in income (loss) from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations.

The major components of Insight Schools’ assets and liabilities presented separately as held for sale on our Condensed Consolidated Balance Sheets as of August 31, 2010 are as follows:

August 31,
($ in thousands)	2010

Accounts receivable, net	$3,851
Property and equipment, net	6,037
Goodwill	3,342
Other	2,715

Total Insight Schools assets	$15,945

Total Insight Schools liabilities	$4,474

The following table summarizes Insight Schools’ operating results for the three and six months ended February 28, 2011 and 2010, which are presented in income (loss) from discontinued operations, net of tax on our Condensed Consolidated Statements of Operations:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2011	2010	2011	2010

Net revenue	$8,097	$9,031	$20,494	$20,673
Goodwill impairment(1)	—	(9,400)	—	(9,400)
Costs and expenses(2)	(7,157)	(11,133)	(20,482)	(23,232)

Discontinued operations income (loss)	940	(11,502)	12	(11,959)
Other, net	—	(3)	9	(5)

Income (loss) from discontinued operations before income taxes	940	(11,505)	21	(11,964)
Benefit from income taxes(1),(3)	1,635	867	1,926	1,026

Income (loss) from discontinued operations, net of tax	$2,575	$(10,638)	$1,947	$(10,938)

(1)	We did not record a tax benefit associated with the goodwill impairment charge because Insight Schools’ goodwill was not deductible for tax purposes.

(2)	Costs and expenses during the three and six months ended February 28, 2011 includes a $0.1 loss on sale.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)	Benefit from income taxes during the three and six months ended February 28, 2011 includes a $1.6 million tax benefit as a result of the Insight Schools sale generating a capital loss for tax purposes.

We include only revenues and costs directly attributable to the discontinued operations, and not those attributable to the ongoing entity. Accordingly, no interest expense or general corporate overhead have been allocated to Insight Schools. Additionally, we ceased depreciation and amortization on property and equipment and finite-lived intangible assets at Insight Schools when we determined it was held for sale.

Note 6.	Accounts Receivable, Net

Accounts receivable, net consist of the following as of February 28, 2011 and August 31, 2010:

	February 28,	August 31,
($ in thousands)	2011	2010

Student accounts receivable	$331,763	$419,714
Less allowance for doubtful accounts	(159,882)	(192,857)

Net student accounts receivable	171,881	226,857
Other receivables	45,919	37,520

Total accounts receivable, net	$217,800	$264,377

Student accounts receivable is composed primarily of amounts due related to tuition and educational services.

The following table summarizes the activity in the related allowance for doubtful accounts for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended
	February 28,		Six Months Ended February 28,
($ in thousands)	2011	2010	2011	2010

Beginning allowance for doubtful accounts	$176,336	$138,405	$192,857	$110,420
Provision for uncollectible accounts receivable	45,540	73,884	102,449	136,582
Write-offs, net of recoveries	(61,994)	(41,292)	(135,424)	(76,005)
Included in assets held for sale	—	(859)	—	(859)

Ending allowance for doubtful accounts	$159,882	$170,138	$159,882	$170,138

Note 7.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the amount assigned to the net assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment from August 31, 2010 to February 28, 2011 are as follows:

	University of	Apollo Global		Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill

Goodwill as of August 31, 2010	$37,018	$241,204	$28,627	$15,310	$322,159
Impairment(1)	—	(197,674)	—	—	(197,674)
Currency translation adjustment	—	5,359	1,441	—	6,800

Goodwill as of February 28, 2011	$37,018	$48,889	$30,068	$15,310	$131,285

(1)	During the second quarter of fiscal year 2011, we recorded an impairment of BPP’s goodwill. See below for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets consist of the following as of February 28, 2011 and August 31, 2010:

	February 28, 2011				August 31, 2010
			Effect of				Effect of
			Foreign				Foreign
	Gross		Currency	Net	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
($ in thousands)	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount

Finite-lived intangible assets

Student and customer relationships	$19,935	$(15,672)	$(1,452)	$2,811	$19,935	$(12,891)	$(1,624)	$5,420

Copyrights	20,891	(8,839)	(542)	11,510	20,891	(6,039)	(1,066)	13,786

Other	20,676	(11,960)	(1,280)	7,436	20,676	(9,342)	(1,591)	9,743

Total finite-lived intangible assets	61,502	(36,471)	(3,274)	21,757	61,502	(28,272)	(4,281)	28,949

Indefinite-lived intangible assets

Trademarks(1)	98,849	—	(1,959)	96,890	121,879	—	(7,191)	114,688

Accreditations and designations	7,456	—	(209)	7,247	7,456	—	(500)	6,956

Total indefinite-lived intangible assets	106,305	—	(2,168)	104,137	129,335	—	(7,691)	121,644

Total intangible assets, net	$167,807	$(36,471)	$(5,442)	$125,894	$190,837	$(28,272)	$(11,972)	$150,593

(1)	During the second quarter of fiscal year 2011, we recorded a $22.2 million impairment of BPP’s trademark. See below for further discussion.

BPP Reporting Unit

During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its finance and accountancy professional training programs for the upcoming semi-annual qualification exams. As a result, we have revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.

The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we have also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.

To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. These weighting factors are consistent with those used in our previous annual goodwill impairment analysis. For a further description of the valuation methods we employ and the critical assumptions and estimates used in those methods, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Intangible Assets in our 2010 Annual Report on Form 10-K. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

a)	the markets in which BPP’s professional training programs operate in will experience further declines in the near term, and a recovery in the market for such programs will take longer than previously expected,

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

b)	decreased our pricing assumptions for degree programs at BPP’s University college, given the emerging competitive landscape and the implementation of the U.K. government’s review of funding for Higher Education, and

c)	a 13.5% discount rate and 3.0% terminal growth rate.

Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This is the second time that we have received new information that has caused us to revise our forecasts for BPP and record impairment charges. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges or write-off the remaining goodwill and other intangibles balances of $48.9 million and $114.2 million, respectively, for the BPP reporting unit if there are further deteriorations in the professional training program markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected revenue growth at BPP’s University College.

Accordingly, we performed an interim step two analysis which required us to value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The amount of the goodwill impairment charge is derived by comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the interim step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on appraisals.

•	Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the relief-from-royalty and cost savings valuation methods. Our interim impairment tests for these indefinite-lived intangible assets utilized the same assumptions used in the BPP reporting unit goodwill impairment analysis which resulted in a lower fair value estimate for BPP’s trademark.

•	Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach. As a result of this analysis, we determined that all significant finite-lived intangible assets were not impaired in the second quarter of fiscal year 2011.

Based on our analysis, we recorded impairment charges during the second quarter of fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the second quarter of fiscal year 2011, BPP’s goodwill and other intangibles impairment charges in the aggregate approximate $214.7 million (net of $5.2 million benefit for income taxes associated with the other intangibles impairment charge).

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of February 28, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	February 28,	Liabilities	Inputs	Inputs
($ in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,625,592	$1,625,592	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946

Total assets at fair value on a recurring basis:	$1,631,538	$1,625,592	$—	$5,946

Liabilities:
Other liabilities:
Interest rate swap	$3,709	$—	$3,709	$—

Total liabilities at fair value on a recurring basis:	$3,709	$—	$3,709	$—

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	August 31,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,468,992	$1,468,992	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174

Total assets at fair value on a recurring basis:	$1,484,166	$1,468,992	$—	$15,174

Liabilities:
Other liabilities:
Interest rate swap	$5,148	$—	$5,148	$—

Total liabilities at fair value on a recurring basis:	$5,148	$—	$5,148	$—

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Money market funds – Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets.

•	Auction-rate securities – Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model that encompassed significant unobservable inputs to determine probabilities of default and timing of auction failure, probabilities of a successful auction at par and/or repurchase at par value for each auction period, collateralization of the underlying security and credit worthiness of the issuer. The assumptions used to prepare the discounted cash flows include estimates for interest rates, credit spreads, timing and amount of cash flows, liquidity premiums, expected holding periods and default risk. These assumptions are subject to change as the underlying data sources and market conditions evolve. Additionally, as the market for auction-rate securities continues to be inactive, our discounted cash flow model also factored the illiquidity of the auction-rate securities market by adding a spread of 500 basis points to the applicable discount rate.

•	Interest rate swap – We have an interest rate swap with a notional amount of $49.8 million as of February 28, 2011 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At February 28, 2011, the carrying value of our debt, excluding capital leases, was $174.0 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.

Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended February 28, 2011 are as follows:

($ in thousands)

Balance at August 31, 2010	$15,174
Reversal of unrealized loss on redemption	772
Redemptions at par value	(10,000)
Transfers in (out) of Level 3	—

Balance at February 28, 2011	$5,946

Net unrealized gains (losses) included in earnings related to assets held as of February 28, 2011	$—

Assets measured at fair value on a non-recurring basis during the six months ended February 28, 2011 consist of the following:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant	Losses for Six
	Fair Value at	Markets for	Observable	Unobservable	Months Ended
	Measurement	Identical Assets	Inputs	Inputs	February 28,
($ in thousands)	Date	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Goodwill
BPP	$48,889	$—	$—	$48,889	$(197,674)
Intangible assets, net
BPP trademark	90,658	—	—	90,658	(22,253)

Total	$139,547	$—	$—	$139,547	$(219,927)

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the second quarter of fiscal year 2011, we recorded impairment charges for BPP’s goodwill and trademark. Accordingly, BPP’s goodwill balance was written down to the implied fair value and BPP’s trademark was measured at fair value. We measured the implied fair value for BPP’s goodwill and the fair value of BPP’s trademark using Level 3 inputs included in the valuation methods used to determine fair value for the respective assets. Refer to Note 7, Goodwill and Intangible Assets, for further discussion.

Note 9.	Accrued Liabilities

Accrued liabilities consist of the following as of February 28, 2011 and August 31, 2010:

	February 28,	August 31,
($ in thousands)	2011	2010

Estimated litigation loss	$179,937	$177,982
Salaries, wages and benefits	85,555	80,773
Accrued advertising	40,414	52,472
Accrued professional fees	35,057	30,895
Student refunds, grants and scholarships	8,113	9,842
Other accrued liabilities	39,117	23,497

Total accrued liabilities	$388,193	$375,461

Note 10.	Debt

Debt and short-term borrowings consist of the following as of February 28, 2011 and August 31, 2010:

	February 28,	August 31,
($ in thousands)	2011	2010

Bank Facility, see terms below	$101,991	$497,968
BPP Credit Facility, see terms below	49,893	52,925
Capital lease obligations	16,984	7,827
Other, various maturities from 2011 to 2019	22,094	25,680

Total debt	190,962	584,400
Less short-term borrowings and current portion of long-term debt	(23,254)	(416,361)

Long-term debt	$167,708	$168,039

•	Bank Facility – In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility as of August 31, 2010, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million as of August 31, 2010). We repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million during the first quarter of fiscal year 2011.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at February 28, 2011 was 1.1%.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 28, 2011.

•	BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $84.2 million as of February 28, 2011) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at February 28, 2011 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at February 28, 2011.

•	Other – Other debt includes $9.2 million of variable rate debt and $12.9 million of fixed rate debt as of February 28, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at February 28, 2011 was 7.8%.

Please refer to Note 8, Fair Value Measurements, for discussion of the fair value of our debt.

Note 11.	Other Liabilities

Other liabilities consist of the following as of February 28, 2011 and August 31, 2010:

	February 28,	August 31,
($ in thousands)	2011	2010

Reserve for uncertain tax positions	$145,918	$126,999
Deferred rent and other lease incentives	83,827	81,218
Other	58,638	57,485

Total other liabilities	288,383	265,702
Less current portion	(51,323)	(53,416)

Total other long-term liabilities	$237,060	$212,286

Note 12.	Income Taxes

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

The adverse change in our effective income tax rate for the three and six months ended February 28, 2011 versus the comparable periods in fiscal year 2010 was primarily attributable to the BPP goodwill impairment for which we do not receive a tax benefit. Refer to Note 7, Goodwill and Intangible Assets, for discussion of the BPP goodwill impairment.

During the first six months of fiscal year 2011, our unrecognized tax benefits increased $17.9 million, excluding interest and penalties, primarily due to uncertainty related to the apportionment of income for Arizona corporate income tax purposes. As of February 28, 2011, $126.4 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. However, if amounts accrued are less than amounts ultimately

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

assessed by the taxing authorities, we would record additional income tax expense in our Condensed Consolidated Statements of Operations.

We are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.

Note 13.	Shareholders’ Equity

The following tables detail changes in shareholders’ equity during the six months ended February 28, 2011 and 2010:

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in	Stated	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
($ in thousands)	Value	Value	Capital	Value	Earnings	Loss	Equity	Interests	Equity

Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(252,003)	—	—	(252,003)	—	(252,003)
Treasury stock issued under stock purchase plans	—	—	(1,310)	4,547	—	—	3,237	—	3,237
Treasury stock issued under stock incentive plans	—	—	(4,836)	7,681	—	—	2,845	—	2,845
Tax effect for stock incentive plans	—	—	(1,563)	—	—	—	(1,563)	—	(1,563)
Share-based compensation	—	—	30,490	—	—	—	30,490	—	30,490
Currency translation adjustment, net of tax	—	—	—	—	—	4,106	4,106	655	4,761
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions(1)	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	171,375	—	171,375	(32,780)	138,595

Balance as of February 28, 2011	$103	$1	$69,646	$(2,647,563)	$3,919,420	$(26,607)	$1,315,000	$7,440	$1,322,440

(1)	There was no change in our 85.6% ownership interest in Apollo Global during the six months ended February 28, 2011.

				Treasury
	Common Stock			Stock		Accumulated
	Class A	Class B	Additional	Class A		Other	Total Apollo
	Stated	Stated	Paid-in	Stated	Retained	Comprehensive	Shareholders’	Noncontrolling	Total
($ in thousands)	Value	Value	Capital	Value	Earnings	Loss	Equity	Interests	Equity

Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(201,111)	—	—	(201,111)	—	(201,111)
Treasury stock issued under stock purchase plans	—	—	133	2,619	—	—	2,752	—	2,752
Treasury stock issued under stock incentive plans	—	—	(4,508)	10,323	—	—	5,815	—	5,815
Tax effect for stock incentive plans	—	—	(690)	—	—	—	(690)	—	(690)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Share-based compensation	—	—	29,115	—	—	—	29,115	—	29,115
Currency translation adjustment, net of tax	—	—	—	—	—	(16,382)	(16,382)	(2,663)	(19,045)
Net income (loss)	—	—	—	—	332,748	—	332,748	(2,102)	330,646

Balance as of February 28, 2010	$103	$1	$52,673	$(2,210,792)	$3,527,791	$(30,122)	$1,339,654	$59,925	$1,399,579

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Share Reissuances

During both the three months ended February 28, 2011 and 2010, we issued approximately 0.1 million shares, and during both the six months ended February 28, 2011 and 2010, we issued approximately 0.2 million shares of our Apollo Group Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

Share Repurchases

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the second quarter of fiscal year 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $600 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.

We repurchased approximately 1.8 million and 6.5 million shares of our Apollo Group Class A common stock at a total cost of $75.0 million and $251.5 million during the three and six months ended February 28, 2011, respectively. This represented weighted average purchase prices of $42.75 and $38.99 per share during the three and six months ended February 28, 2011, respectively. During the three and six months ended February 28, 2010, we repurchased 3.4 million shares of our Class A common stock at a total cost of approximately $200 million, representing a weighted average purchase price of $59.61 per share.

As of February 28, 2011, approximately $525 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

In connection with the release of vested shares of restricted stock, we repurchased approximately 1,000 shares for $0.1 million and 14,000 shares for $0.5 million during the three and six months ended February 28, 2011, respectively. During the three and six months ended February 28, 2010, we repurchased approximately 2,000 shares for $0.1 million and 19,000 shares for $1.1 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above, and therefore do not reduce the amount that is available for repurchase under that program.

Note 14.	Earnings Per Share

Apollo Group Common Stock

Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2011	2010	2011	2010

Net (loss) income attributable to Apollo (basic and diluted)	$(64,038)	$92,606	$171,375	$332,748
Basic weighted average shares outstanding	142,354	154,119	144,364	154,473
Dilutive effect of stock options	—	808	102	927
Dilutive effect of restricted stock units and performance share awards	—	241	192	221

Diluted weighted average shares outstanding	142,354	155,168	144,658	155,621

Earnings per share:
Basic (loss) income per share attributable to Apollo	$(0.45)	$0.60	$1.19	$2.15
Diluted (loss) income per share attributable to Apollo	$(0.45)	$0.60	$1.18	$2.14

Due to the loss from continuing operations attributable to Apollo in the three months ended February 28, 2011, no dilutive share-based awards were included in the calculation of diluted loss per share for the respective period because they would have been anti-dilutive.

During the three months ended February 28, 2011 and 2010, approximately 9,613,000 and 5,232,000, respectively, of our stock options outstanding and approximately 718,000 and 4,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

During the six months ended February 28, 2011 and 2010, approximately 9,568,000 and 4,875,000, respectively, of our stock options outstanding and approximately 297,000 and 3,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Note 15.	Share-Based Compensation

The table below details share-based compensation expense for the three and six months ended February 28, 2011 and 2010:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2011	2010	2011	2010

Instructional and student advisory	$6,240	$5,507	$11,721	$9,677
Marketing	1,323	1,317	2,709	2,810
Admissions advisory	601	314	1,157	755
General and administrative	7,294	7,823	14,903	15,873

Share-based compensation expense	$15,458	$14,961	$30,490	$29,115

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 11,000 and 82,000 stock options during the three and six months ended February 28, 2011,

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

respectively. The weighted average grant date fair value was $15.88 and $15.02 for the three and six months ended February 28, 2011, respectively, and the weighted average exercise price of these options was $39.13 and $36.82 for the three and six months ended February 28, 2011, respectively. As of February 28, 2011, there was approximately $42.4 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 671,000 and 728,000 restricted stock units and performance share awards during the three and six months ended February 28, 2011, respectively, that had a weighted average grant date fair value of $42.08 and $41.64 per unit, respectively. As of February 28, 2011, there was approximately $69.3 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards.

Note 16.	Commitments and Contingencies

Sale-Leaseback Agreement

On March 24, 2011, we entered into an agreement to sell our principal office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for approximately $170 million. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We expect to generate a gain on the sale of approximately $28 million, which will be deferred and recognized over the initial lease term.

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Pending Litigation and Settlements

Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)

In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing before a panel of the Court of Appeals took place on March 3, 2010. On June 23, 2010, the Court of Appeals reversed the District Court’s ruling in our favor and ordered the District Court to enter judgment against us in accordance with the jury verdict. On July 21, 2010, we filed a petition for a rehearing en banc by the Ninth Circuit, which was denied on August 17, 2010. On November 15, 2010, we filed a petition for certiorari to the U.S. Supreme Court, which was denied on March 7, 2011. As a result, the case has now returned to the District Court to enter judgment against us and address issues related to shareholder claims.

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until the District Court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represented the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. Our range of damages estimate included estimated post-judgment interest through June 23, 2010. We have recorded charges in subsequent periods for estimated incremental post-judgment interest and additional estimated future legal costs, including $1.6 million and $2.5 million in the three and six months ended February 28, 2011, respectively. The final amount of damages payable may be more, or less, than the estimated range.

We believe we have adequate liquidity to fund the satisfaction of the judgment.

Securities Class Action (Apollo Institutional Investors Group)

On August 13, 2010, a securities class action complaint was filed in the U.S. District Court for the District of Arizona by Douglas N. Gaer naming us, John G. Sperling, Gregory W. Cappelli, Charles B. Edelstein, Joseph L. D’Amico, Brian L. Swartz and Gregory J. Iverson as defendants for allegedly making false and misleading statements regarding our business practices and prospects for growth. That complaint asserted a putative class period stemming from December 7, 2009 to August 3, 2010. A substantially similar complaint was also filed in the same court by John T. Fitch on September 23, 2010 making similar allegations against the same defendants for the same purported class period. Finally, on October 4, 2010, another purported securities class action complaint was filed in the same court by Robert Roth against the same defendants as well as Brian Mueller, Terri C. Bishop and Peter V. Sperling based upon the same general set of allegations, but with a defined class period of February 12, 2007 to August 3, 2010. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 15, 2010, three additional parties filed motions to consolidate the related actions and be appointed the lead plaintiff.

On November 23, 2010, the Gaer, Fitch and Roth actions were all consolidated, with Gaer as the case, and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiff. The case is now entitled, In re Apollo Group, Inc. Securities Litigation. On February 18, 2011, the Lead Plaintiffs filed a consolidated complaint naming

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period stemming from May 21, 2007 to October 13, 2010. Apollo’s response to the consolidated complaint is currently due on April 19, 2011.

Discovery in this case has not yet begun. We anticipate that the plaintiffs will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with these actions.

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

Discovery in this case has not yet begun.  We anticipate that the plaintiff will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with this action.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Plaintiff filed a Notice of Appeal on February 4, 2011 and during the quarter ended February 28, 2011, we accrued an immaterial amount which reflects our settlement offer in connection with this action.

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

On April 19, 2010, the parties agreed to dismiss with prejudice their claims regarding employment as an Academic Counselor and to withdraw their pending motion for conditional certification to the extent it seeks to certify a class of Academic Counselors. On May 12, 2010, the Court granted plaintiff’s motion to conditionally certify a collective action to include current and former admissions personnel at all of University of Phoenix’s nationwide locations. The deadline for prospective class members to submit a claim form and “opt in” was December 9, 2010 and we received notice of approximately 700 opt-ins. In January 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during the second quarter of fiscal year 2011. The parties are currently finalizing the settlement terms, which must be approved by the Court.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

K.K. Modi Investment and Financial Services Pvt. Ltd.

On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter G. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. On December 14, 2010, the court declined to enter an injunction, but the matter is set for a further hearing on May 27, 2011. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates and we have moved to dismiss this action. We do not currently conduct significant business in India. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India may be adversely affected.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department previously indicated that it expected to publish in early calendar year 2011. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011. If the regulations regarding the gainful employment metrics are published in final form prior to November 1, 2011, they could be effective as early as July 1, 2012.

In March 2011, the Department issued “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the program integrity final regulations. The guidance is provided to assist institutions with understanding the changes to the regulations in these areas, and does not make any changes to the regulations. The Department has indicated that it expects to provide further information on other provisions of the program integrity regulations in future Dear Colleague Letters.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

U.S. Congressional Hearings

Beginning last year, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security and the House Education and the Workforce Committee.

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

90/10 Rule

One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to additional sanctions. Please refer to Part I, Item 1, Business – Regulatory Environment – Domestic Postsecondary – The “90/10 Rule” in our 2010 Annual Report on Form 10-K and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q for further discussion.

Cohort Default Rates

To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive cohorts or 40% for any given cohort. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates. Please refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q, and Part I, Item 1, Business – Regulatory Environment – Domestic Postsecondary – Student Loan Defaults in our 2010 Annual Report on Form 10-K for further discussion, including a discussion of the transition to three-year cohorts which will begin with the 2011 cohort.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

U.S. Department of Education Program Review

The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In December 2010, the Department commenced a new program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covered federal financial aid years 2009 – 2010 and 2010 – 2011 through October 31, 2010. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department. There were no significant adverse findings in the program review. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding has been closed. No economic or other sanctions were imposed.

Higher Learning Commission (“HLC”)

In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. Based on our discussions with HLC, we believe that our response will be evaluated by a special committee in mid calendar year 2011, and that the committee will make recommendations, if any, to the HLC Board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, pending this review, HLC imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 17.	Segment Reporting

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

In the second quarter of fiscal year 2011, we initiated a plan to cease operations at Meritus. We have provided the opportunity for Meritus students to enroll in University of Phoenix and expect to complete the closure of Meritus in the third quarter of fiscal year 2011. Based on our expected continuing involvement with Meritus’ students, we have not presented Meritus as discontinued operations. In connection with our closure of Meritus, we recorded an insignificant charge in the second quarter of fiscal year 2011 and we do not expect significant charges in future periods resulting from the closure.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2011	2010	2011	2010

Net revenue:
University of Phoenix	$962,684	$977,476	$2,160,475	$2,099,846
Apollo Global:
BPP	52,027	53,647	131,765	142,320
Other	13,650	18,398	37,138	40,833

Total Apollo Global	65,677	72,045	168,903	183,153
Other Schools	18,926	20,815	44,195	45,996
Corporate	1,342	—	1,491	—

Total net revenue	$1,048,629	$1,070,336	$2,375,064	$2,328,995

Operating income (loss):
University of Phoenix	$231,639	$246,418	$639,073	$637,433
Apollo Global:
BPP(1)	(225,665)	(10,793)	(209,093)	4,809
Other	(12,062)	(6,721)	(19,851)	(8,960)

Total Apollo Global	(237,727)	(17,514)	(228,944)	(4,151)
Other Schools	(2,882)	(1,221)	1,381	1,896
Corporate(2)	(14,070)	(54,693)	(27,434)	(69,129)

Total operating (loss) income	(23,040)	172,990	384,076	566,049
Reconciling items:
Interest income	785	525	1,768	1,457
Interest expense	(1,654)	(3,220)	(3,824)	(6,128)
Other, net	313	(79)	259	(749)

(Loss) income from continuing operations before income taxes	$(23,596)	$170,216	$382,279	$560,629

(1)	BPP’s operating loss in the three and six months ended February 28, 2011 includes a $219.9 million goodwill and other intangibles impairment charge. Refer to Note 7, Goodwill and Intangible Assets, for further discussion.

(2)	The operating loss for Corporate in the three and six months ended February 28, 2011 includes charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter of $1.6 million and $2.5 million, respectively. The Corporate operating loss during the three and six months ended February 28, 2010 includes a $44.5 million charge associated with the same matter. See Note 16, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	February 28,	August 31,
($ in thousands)	2011	2010

Assets:
University of Phoenix	$1,195,182	$1,263,024
Apollo Global:
BPP(1)	304,347	511,124
Other	148,639	116,483

Total Apollo Global	452,986	627,607
Other Schools	30,429	33,114
Corporate	1,437,502	1,677,706

Total assets	$3,116,099	$3,601,451

(1)	We recorded a $219.9 million impairment charge for BPP’s goodwill and other intangibles during the second quarter of fiscal year 2011. Refer to Note 7, Goodwill and Intangible Assets, for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”),

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings, plc (“BPP”),

•	Western International University, Inc. (“Western International University”),

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”), and

•	Universidad Latinoamericana (“ULA”),

•	Institute for Professional Development (“IPD”), and

•	The College for Financial Planning Institutes Corporation (“CFFP”).

Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2010, University of Phoenix accounted for approximately 91% of our total consolidated net revenue. University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule, excluding the benefit from the permitted temporary exclusion of revenue associated with the increased annual student loan limits, which occurred in July 2008.

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

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Initiative to Enhance Student Experience and Outcomes. We are intensely focused on improving student outcomes. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2011. These initiatives include the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ financing decisions for educational costs, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. After piloting the program for the past year, we implemented this policy university-wide in November 2010; and

•	Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010.

We believe the 43.6% reduction in University of Phoenix aggregate New Degreed Enrollment for the first two quarters of fiscal year 2011 compared to the first two quarters of fiscal year 2010 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approaches. We expect that these initiatives will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

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

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department previously indicated that it expected to publish in early calendar year 2011. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011. We have been developing and implementing various procedures to enable us to be in compliance with the provisions by the effective date.

In March 2011, the Department issued “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the program integrity final regulations. The guidance is provided to assist institutions with understanding the changes to the regulations in these areas, and does not make any changes to the regulations. The Department has indicated that it expects to provide further information on other provisions of the program integrity regulations in future Dear Colleague Letters.

We cannot predict the form of the rules on the gainful employment metrics that ultimately may be adopted by the Department following public comment. Compliance with these gainful employment rules could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Part II, Item 1A, Risk Factors, for further discussion.

•	U.S. Congressional Hearings. Beginning last year, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security and the House Education and the Workforce Committee.

•	90/10 Rule. One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in

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

The University of Phoenix 90/10 Rule percentage for the first half of fiscal year 2011 is slightly lower than it was for the comparable period in fiscal year 2010, which we believe may be attributable in part to the reduction in the proportion of our students who are enrolled in our associate’s degree programs. Based on currently available information, we do not expect the 90/10 Rule percentage for University of Phoenix, net of the temporary relief which expires in July 2011, to exceed 90% for fiscal year 2011. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control.

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

•	Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. An educational institution will lose its eligibility to participate in some or all Title IV programs if its student loan cohort default rate equals or exceeds 25% for three consecutive cohorts or 40% for any given cohort. If our student loan default rates approach these limits, we may be required to increase efforts and resources dedicated to improving these default rates.

For University of Phoenix, the 2008 cohort default rate was 12.9% and the draft 2009 cohort default rate, which will be finalized in September 2011, was 19%. The University of Phoenix cohort default rate has been increasing over the past several years and we expect this upward pressure may continue due to the continued challenging economic climate, the lagging effect of the growth in recent years in our associate’s degree student population and changes in the manner in which student loans are serviced. However, we believe that our continuing efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our implementation of other student protection initiatives will favorably impact our rate over time. Based on the available preliminary data and assuming the continuing favorable impact of recently implemented internal loan servicing enhancements, we do not expect the University of Phoenix 2010 cohort default rate to exceed 25%.

•	Federal and State Financial Aid Funding. The federal government is currently being funded by a continuing resolution that will expire on April 8, 2011, while Congress debates various spending reduction proposals to deal with the current unprecedented federal budget deficit. The federal Pell Grant program is one of the largest non-defense discretionary spending programs and therefore is a target for reduction as Congress addresses the budget deficit. Although the Obama Administration has not proposed cuts in the Pell Grant program in its proposed fiscal year 2012 budget, there have been proposals in Congress to roll back the Pell Grant program to 2008 funding levels, which would reduce the maximum annual Pell Grant by $800 from its current maximum level of $5,500, perhaps as early as July 2011. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid will continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.

•	Higher Learning Commission (“HLC”). In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC on September 10, 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. Based on our discussions with HLC, we believe that our response will be evaluated by a special committee in mid calendar year 2011, and that the committee will make recommendations, if any, to the HLC Board. If, after review, HLC determines that our response is unsatisfactory,

HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, pending this review, HLC imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

•	Economic Recovery. The U.S. and much of the world economy have been in the midst of an economic downturn in recent years. These conditions contributed to a portion of our enrollment growth in recent fiscal years as an increased number of working learners sought to advance their education to improve their job security or reemployment prospects. We believe that the recent, albeit uneven, improvements in the U.S. economy have reduced this effect on demand for educational services among potential working learners and are a contributing factor in the decline we have experienced in our New Degreed Enrollment in the last two quarters. A more robust economic recovery in the U.S. may further impact demand among potential working learners for our services.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to acquire and/or partner with existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2010 Annual Report on Form 10-K, and Part II, Item 1A, Risk Factors, included in this report.

Fiscal Year 2011 Significant Events

In addition to the items discussed above, we experienced the following significant events during fiscal year 2011:

1.	University of Phoenix Academic Annual Report. In December 2010, University of Phoenix published its third Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

2.	University of Phoenix Program Review. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department in respect of the Department’s December 2010 program review. There were no significant adverse findings. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding has been closed. No economic or other sanctions were imposed. Refer to Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

3.	Changes in Directors. The following changes in directors have occurred during fiscal year 2011:

•	During the second quarter of fiscal year 2011, Stephen J. Giusto resigned from the Board of Directors in connection with his acceptance of employment with Apollo in a senior management position to manage, expand and grow Apollo’s educational services offerings;

•	During the second quarter of fiscal year 2011, James R. Reis ceased to serve as a director of Apollo when his term expired upon the annual meeting of our Class B shareholders; and

•	On March 24, 2011, Darby Shupp was appointed to our Board of Directors.

4.	BPP Goodwill and Other Intangibles Impairment. During the second quarter of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles totaling $219.9 million. Refer to Note 7, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information.

5.	Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). On March 7, 2011, the U.S. Supreme Court denied our petition for certiorari in a securities class action lawsuit, In re Apollo Group, Inc. Securities Litigation, which we refer to as the Policeman’s Annuity and Benefit Fund of

Chicago matter. As a result, the case has now returned to the District Court to enter judgment against us and address issues related to shareholder claims. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million. The final amount of damages payable may be more, or less, than the estimated range. We believe we have adequate liquidity to fund the satisfaction of the judgment. Refer to Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

6.	Sale-Leaseback. On March 24, 2011, we entered into an agreement to sell our principal office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for approximately $170 million. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We expect to generate a gain on the sale of approximately $28 million, which will be deferred and recognized over the initial lease term.

7.	Apollo Global Change in Management. During the second quarter of fiscal year 2011, Timothy F. Daniels was hired to serve as President of Apollo Global, succeeding Jeff Langenbach who accepted a new assignment with Apollo Group as both Chief of Staff for the Office of the CEO and Chief Administration Officer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a detailed discussion of our critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of February 28, 2011.

Goodwill and Intangible Assets

Our goodwill and intangible assets by reportable segment are summarized below:

	Annual	Goodwill as of		Intangibles, net as of
	Impairment	February 28,	August 31,	February 28,	August 31,
($ in thousands)	Test Date	2011	2010	2011	2010

University of Phoenix	May 31	$37,018	$37,018	$600	$1,050
Apollo Global — BPP(1)	July 1	48,889	241,204	114,164	138,014
Apollo Global — Other
UNIACC	May 31	12,567	12,132	7,594	7,875
ULA	May 31	15,920	14,914	3,536	3,654
Western International University	May 31	1,581	1,581	—	—
Other Schools
CFFP	August 31	15,310	15,310	—	—

(1)	We recorded a $219.9 million impairment charge for BPP’s goodwill and other intangibles during the second quarter of fiscal year 2011. See further discussion below.

BPP Reporting Unit

During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its finance and accountancy professional training programs for the upcoming semi-annual qualification exams. As a result, we have revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.

The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we have also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.

To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. These weighting factors are consistent with those used in our previous annual goodwill impairment analysis. For a further description of the valuation methods we employ and the critical assumptions and estimates used in those methods, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Goodwill and Intangible Assets in our 2010 Annual Report on Form 10-K. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

a)	the markets in which BPP’s professional training programs operate in will experience further declines in the near term, and a recovery in the market for such programs will take longer than previously expected,

b)	decreased our pricing assumptions for degree programs at BPP’s University college, given the emerging competitive landscape and the implementation of the U.K. government’s review of funding for Higher Education, and

c)	a 13.5% discount rate and 3.0% terminal growth rate.

Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This is the second time that we have received new information that has caused us to revise our forecasts for BPP and record impairment charges. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges or write-off the remaining goodwill and other intangibles balances of $48.9 million and $114.2 million, respectively, for the BPP reporting unit if there are further deteriorations in the professional training program markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected revenue growth at BPP’s University College.

Accordingly, we performed an interim step two analysis which required us to value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The amount of the goodwill impairment charge is derived by comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the interim step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on appraisals.

•	Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the relief-from-royalty and cost savings valuation methods. Our interim impairment tests for these indefinite-lived intangible assets utilized the same assumptions used in the BPP reporting unit goodwill impairment analysis which resulted in a lower fair value estimate for BPP’s trademark.

•	Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach. As a result of this analysis, we determined that all significant finite-lived intangible assets were not impaired in the second quarter of fiscal year 2011.

Based on our analysis, we recorded impairment charges during the second quarter of fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the second quarter of fiscal year 2011, BPP’s goodwill and other intangibles impairment charges in the aggregate approximate

$214.7 million (net of $5.2 million benefit for income taxes associated with the other intangibles impairment charge).

As shown in the table above, we will prepare our annual goodwill impairment analyses for all of our reporting units in the second half of fiscal year 2011. Goodwill impairment tests are subjective and require the use of considerable judgment and estimates. Depending upon the outcome of our annual goodwill impairment analysis, we may be required to record impairment charges for our goodwill and intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.

RESULTS OF OPERATIONS

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and six months ended February 28, 2011 compared to the three and six months ended February 28, 2010.

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

Effective during the first quarter of fiscal year 2011, we revised our presentation of operating expenses and reclassified prior periods to conform to our revised presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. Please refer to Note 3, Reclassifications, in Item 1, Financial Statements, for further discussion. We categorize our operating expenses as follows:

•	Instructional and student advisory – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•	Marketing – the substantial majority of costs consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions.

•	Admissions advisory – the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative – consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provisions for uncollectible accounts receivable – consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

•	Depreciation and amortization – consist of depreciation expense on our property and equipment and amortization of our finite-lived intangible assets.

For the three months ended February 28, 2011 compared to the three months ended February 28, 2010

Analysis of Condensed Consolidated Statements of Operations

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended February 28,
			% of Net Revenue		%
($ in thousands)	2011	2010	2011	2010	Change

Net revenue	$1,048,629	$1,070,336	100.0%	100.0%	(2.0%)
Costs and expenses:
Instructional and student advisory	421,644	415,458	40.2%	38.8%	1.5%
Marketing	157,215	141,308	15.0%	13.2%	11.3%
Admissions advisory	102,283	118,152	9.8%	11.0%	(13.4%)
General and administrative	84,344	68,800	8.0%	6.4%	22.6%
Provision for uncollectible accounts receivable	45,540	73,884	4.3%	6.9%	(38.4%)
Depreciation and amortization	39,142	35,244	3.7%	3.3%	11.1%
Goodwill and other intangibles impairment	219,927	—	21.0%	—	*
Estimated litigation loss	1,574	44,500	0.2%	4.2%	*

Total costs and expenses	1,071,669	897,346	102.2%	83.8%	19.4%

Operating (loss) income	(23,040)	172,990	(2.2%)	16.2%	*
Interest income	785	525	0.1%	—	49.5%
Interest expense	(1,654)	(3,220)	(0.2%)	(0.3%)	(48.6%)
Other, net	313	(79)	—	—	*

(Loss) income from continuing operations before income taxes	(23,596)	170,216	(2.3%)	15.9%	*
Provision for income taxes	(76,052)	(69,064)	(7.2%)	(6.4%)	(10.1%)

(Loss) income from continuing operations	(99,648)	101,152	(9.5%)	9.5%	*
Income (loss) from discontinued operations, net of tax	2,575	(10,638)	0.2%	(1.0%)	*

Net (loss) income	(97,073)	90,514	(9.3%)	8.5%	*
Net loss attributable to noncontrolling interests	33,035	2,092	3.2%	0.2%	*

Net (loss) income attributable to Apollo	$(64,038)	$92,606	(6.1%)	8.7%	*

*	not meaningful

Net Revenue

Our net revenue decreased $21.7 million, or 2.0%, in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010. The decrease was primarily attributable to University of Phoenix’s 1.5% decrease in net revenue principally due to lower enrollments. The remaining decrease was principally attributable to decreased net revenue at subsidiaries of Apollo Global. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.

Instructional and Student Advisory

Instructional and student advisory increased $6.2 million, or 1.5%, in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 140 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs.

Marketing

Marketing increased $15.9 million, or 11.3%, in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 180 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily the result of higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and general increases in advertising rates due to improving economic conditions. The increase was partially offset by lower employee compensation costs as a percentage of net revenue.

Admissions Advisory

Admissions advisory decreased $15.9 million, or 13.4%, in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 120 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel. We realized a compensation expense reduction of approximately $8 million in the second quarter of fiscal year 2011 related to this reduction in force, the majority of which was in Admissions Advisory. The decrease in admissions advisory was partially offset by higher average employee compensation costs, as we elevate the educational profile for admissions personnel.

General and Administrative

General and administrative increased $15.5 million, or 22.6%, in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 160 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily attributable to expenses as we invest in our information technology resources and capabilities, as well as various expenses related to regulatory and external affairs activities.

Provision for Uncollectible Accounts Receivable

Provision for uncollectible accounts receivable decreased $28.3 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 260 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to reductions in gross accounts receivable as a result of decreases in New Degreed Enrollment and improvements in student retention, partially due to the full implementation of University Orientation. See Overview in this MD&A for further discussion of University Orientation. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which if effective should favorably impact our provision for uncollectible accounts receivable in the future.

Depreciation and Amortization

Depreciation and amortization increased $3.9 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which represents a 40 basis point increase as a percentage of net revenue. The increase was primarily due to increased depreciation related to computer equipment and software. This was partially offset by a decrease in amortization of BPP intangible assets.

Goodwill and Other Intangibles Impairment

We recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively, during the second quarter of fiscal year 2011. See Note 7, Goodwill and Intangibles Assets, in Item 1, Financial Statements, for further discussion.

Estimated Litigation Loss

We recorded a $1.6 million charge in the second quarter of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter. See Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Interest Income

Interest income was essentially flat in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010.

Interest Expense

Interest expense decreased $1.6 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 primarily due to a decrease in average borrowings.

Other, Net

Other, net in the second quarters of fiscal years 2011 and 2010 primarily consists of net foreign currency gains and losses related to our international operations.

Provision for Income Taxes

The adverse change in our effective income tax rate for continuing operations for the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily attributable to the BPP goodwill impairment discussed above for which we do not receive a tax benefit.

Income (loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The income from discontinued operations during the second quarter of fiscal year 2011 was primarily attributable to a $1.6 million tax benefit realized in connection with the sale of Insight Schools and income for the period we owned Insight Schools during the quarter. The loss from discontinued operations during the second quarter of fiscal year 2010 was primarily attributable to a $9.4 million impairment of Insight Schools’ goodwill. Please refer to Note 5, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Net Loss Attributable to Noncontrolling Interests

The increase in net loss attributable to noncontrolling interests during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of BPP’s goodwill and other intangibles impairment discussed above.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended
	February 28,		$	%
($ in thousands)	2011	2010	Change	Change

Net revenue:
University of Phoenix	$962,684	$977,476	$(14,792)	(1.5%)
Apollo Global:
BPP	52,027	53,647	(1,620)	(3.0%)
Other	13,650	18,398	(4,748)	(25.8%)

Total Apollo Global	65,677	72,045	(6,368)	(8.8%)
Other Schools	18,926	20,815	(1,889)	(9.1%)
Corporate(1)	1,342	—	1,342	*

Total net revenue	$1,048,629	$1,070,336	$(21,707)	(2.0%)

Operating income (loss):
University of Phoenix	$231,639	$246,418	$(14,779)	(6.0%)
Apollo Global:
BPP	(225,665)	(10,793)	(214,872)	*
Other	(12,062)	(6,721)	(5,341)	*

Total Apollo Global	(237,727)	(17,514)	(220,213)	*
Other Schools	(2,882)	(1,221)	(1,661)	*
Corporate(1)	(14,070)	(54,693)	40,623	*

Total operating (loss) income	$(23,040)	$172,990	$(196,030)	*

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the second quarters of fiscal year 2011 and 2010 includes $1.6 and $44.5 million of charges, respectively, associated with the securities class action lawsuit (Policeman’s Annuity and Benefit Fund of Chicago). See Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

University of Phoenix

The $14.8 million, or 1.5%, decrease in net revenue in our University of Phoenix segment was primarily due to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%.

The following table details University of Phoenix enrollment in the second quarter of fiscal year 2011 and the second quarter of fiscal year 2010:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment(3)
	Quarter Ended February 28,		%	Quarter Ended February 28,		%	Quarter Ended February 28,		%
(rounded to the nearest hundred)	2011	2010	Change	2011	2010	Change	2011	2010	Change
Associate’s	155,500	201,300	(22.8%)	18,900	43,100	(56.1%)	166,400	203,400	(18.2%)
Bachelor’s	181,200	178,000	1.8%	20,900	31,300	(33.2%)	184,200	174,500	5.6%
Master’s	61,200	71,800	(14.8%)	7,800	12,200	(36.1%)	63,600	71,800	(11.4%)
Doctoral	7,400	7,500	(1.3%)	600	900	(33.3%)	7,500	7,400	1.4%

Total	405,300	458,600	(11.6%)	48,200	87,500	(44.9%)	421,700	457,100	(7.7%)

(1)	Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a course during the quarter and had not graduated as of the end of the quarter;

•	students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree); and

•	students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

(2)	New Degreed Enrollment for each quarter is composed of:

•	new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a course in the quarter;

•	students who have previously graduated from a degree program and start a new degree program in the quarter; and

•	students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

(3)	Average Degreed Enrollment represents the average of Degreed Enrollment by quarter from the beginning of the period to the end of the period (for example, the Average Degreed Enrollment for the quarter ended February 28, 2011 includes the average of the Degreed Enrollment for the quarters ended November 30, 2010 and February 28, 2011).

University of Phoenix Average Degreed Enrollment decreased 7.7% in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 in part due to the 44.9% decrease in New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

•	changes in the evaluation and compensation structure for our admissions personnel and other employees, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010;

•	the full implementation of University Orientation in November 2010; and

•	our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs.

We expect that these initiatives will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we continue to believe that these efforts are in the best interest of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.

Operating income in our University of Phoenix segment decreased $14.8 million, or 6.0%, during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010. This decrease was primarily attributable to the following:

•	The 1.5% decrease in University of Phoenix net revenue;

•	An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs; and

•	An increase in marketing costs primarily attributable to higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and general increases in advertising rates due to improving economic conditions.

The above factors were partially offset by the following:

•	A reduction in bad debt expense primarily attributable to reductions in gross accounts receivable as a result of decreases in New Degreed Enrollment and improvements in student retention, partially due to the full implementation of University Orientation. See Overview in this MD&A for further discussion of University Orientation. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which if effective should favorably impact our provision for uncollectible accounts receivable in the future; and

•	Lower headcount in admissions advisory and certain marketing functions primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel.

Apollo Global

The $6.4 million decrease in Apollo Global net revenue during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was primarily attributable to decreased revenue at UNIACC and BPP. The decrease at both subsidiaries was principally due to lower student enrollment.

Apollo Global’s operating loss increased $220.2 million during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 due to BPP’s $219.9 million impairment charge for goodwill and other intangibles in the second quarter of fiscal year 2011. The decrease in net revenue at UNIACC and BPP also contributed to the increased operating loss. This was partially offset by a $3.2 million decrease in Apollo Global intangible asset amortization.

Other Schools

The decrease in net revenue and increased operating loss for our Other Schools segment during the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010 was principally due to a decrease in the number of client institutions serviced by IPD. We also incurred costs associated with our plan to cease operations at Meritus. See Note 17, Segment Reporting, Item 1, Financial Statements, for further discussion.

For the six months ended February 28, 2011 compared to the six months ended February 28, 2010

Analysis of Condensed Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Six Months Ended February 28,
			% of Net Revenue		%
($ in thousands)	2011	2010	2011	2010	Change

Net revenue	$2,375,064	$2,328,995	100.0%	100.0%	2.0%
Costs and expenses:
Instructional and student advisory	877,456	846,133	37.0%	36.3%	3.7%
Marketing	323,358	292,925	13.6%	12.6%	10.4%
Admissions advisory	216,035	233,423	9.1%	10.0%	(7.4%)
General and administrative	169,218	139,459	7.1%	6.0%	21.3%
Provision for uncollectible accounts receivable	102,449	136,582	4.3%	5.9%	(25.0%)
Depreciation and amortization	76,244	69,924	3.2%	3.0%	9.0%
Goodwill and other intangibles impairment	219,927	—	9.2%	—	*
Estimated litigation loss	2,455	44,500	0.1%	1.9%	*
Restructuring	3,846	—	0.2%	—	*

Total costs and expenses	1,990,988	1,762,946	83.8%	75.7%	12.9%

Operating income	384,076	566,049	16.2%	24.3%	(32.1%)
Interest income	1,768	1,457	0.1%	0.1%	21.3%
Interest expense	(3,824)	(6,128)	(0.2%)	(0.3%)	(37.6%)
Other, net	259	(749)	—	—	*

Income from continuing operations before income taxes	382,279	560,629	16.1%	24.1%	(31.8%)
Provision for income taxes	(245,631)	(219,045)	(10.3%)	(9.4%)	12.1%

Income from continuing operations	136,648	341,584	5.8%	14.7%	(60.0%)
Income (loss) from discontinued operations, net of tax	1,947	(10,938)	—	(0.5%)	*

Net income	138,595	330,646	5.8%	14.2%	(58.1%)
Net loss attributable to noncontrolling interests	32,780	2,102	1.4%	0.1%	*

Net income attributable to Apollo	$171,375	$332,748	7.2%	14.3%	(48.5%)

*	not meaningful

Net Revenue

Our net revenue increased $46.1 million, or 2.0%, in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010. The increase was due to University of Phoenix’s 2.9% net revenue growth principally due to selective tuition price increases, which was partially offset by lower University of Phoenix enrollment. The net revenue increase at University of Phoenix was partially offset by a decrease in BPP’s net revenue primarily due to lower student enrollment and the unfavorable impact of foreign exchange rates. BPP’s student enrollment continues to be adversely impacted by the economic downturn in the U.K. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.

Instructional and Student Advisory

Instructional and student advisory increased $31.3 million, or 3.7%, in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 70 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs.

Marketing

Marketing increased $30.4 million, or 10.4%, in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 100 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily the result of higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and general increases in advertising rates due to improving economic conditions. The increase was partially offset by lower employee compensation costs as a percentage of net revenue.

Admissions Advisory

Admissions advisory decreased $17.4 million, or 7.4%, in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 90 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount primarily attributable to a strategic reduction in force during the first quarter of fiscal year 2011. See further discussion at Restructuring below. The decrease in admissions advisory was partially offset by higher average employee compensation costs, as we elevate the educational profile for admissions personnel.

General and Administrative

General and administrative increased $29.8 million, or 21.3%, in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 110 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily attributable to expenses as we invest in our information technology resources and capabilities, as well as various expenses related to regulatory and external affairs activities.

Provision for Uncollectible Accounts Receivable

Provision for uncollectible accounts receivable decreased $34.1 million in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 160 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to reductions in gross accounts receivable as a result of decreases in New Degreed Enrollment and improvements in student retention, partially due to the full implementation of University Orientation. See Overview in this MD&A for further discussion of University Orientation. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which if effective should favorably impact our provision for uncollectible accounts receivable in the future. The decrease at University of Phoenix was partially offset by increased bad debt during the first quarter of fiscal year 2011 at UNIACC due to additional uncertainty about the collectability of accounts receivable related to a specific program.

Depreciation and Amortization

Depreciation and amortization increased $6.3 million in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which represents a 20 basis point increase as a percentage of net revenue. The increase was primarily due to increased depreciation related to computer equipment and software. This was partially offset by a decrease in amortization of BPP intangible assets.

Goodwill and Other Intangibles Impairment

We recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively, during the second quarter of fiscal year 2011. See Note 7, Goodwill and Intangibles Assets, in Item 1, Financial Statements, for further discussion.

Estimated Litigation Loss

We recorded aggregate charges of $2.5 million in the first six months of fiscal year 2011 for incremental post-judgment interest and additional estimated future legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). In the second quarter of fiscal year 2010, we recorded a $44.5 million charge related to this matter. See Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Restructuring

We recorded a $3.8 million charge in the first quarter of fiscal year 2011 associated with a strategic reduction in force that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions are designed to streamline our operations and to better align our operations with our business strategy, revised business model and outlook. We expect to realize related employee compensation expense reductions of approximately $8 million per quarter, which began in the second quarter of fiscal year 2011. See Note 4, Restructuring, in Item 1, Financial Statements, for further discussion.

Interest Income

Interest income was essentially flat in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010.

Interest Expense

Interest expense decreased $2.3 million in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 primarily due to a decrease in average borrowings.

Other, Net

Other, net in the first six months of fiscal years 2011 and 2010 primarily consists of net foreign currency gains and losses related to our international operations.

Provision for Income Taxes

The increase in our effective income tax rate for continuing operations to 64.3% for the first six months of fiscal year 2011 compared to 39.1% for the first six months of fiscal year 2010 was primarily attributable to the following:

•	BPP goodwill impairment discussed above for which we do not receive a tax benefit; and

•	A tax benefit of $11.4 million recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003.

Income (loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in the second quarter of fiscal year 2010. The income from discontinued operations during the first six months of fiscal year 2011 was primarily attributable to a $1.6 million tax benefit realized in connection with the sale of Insight Schools. The loss from discontinued operations during the first six months of fiscal year 2010 was primarily attributable to a $9.4 million impairment of Insight Schools’ goodwill. Please refer to Note 5, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Net Loss Attributable to Noncontrolling Interests

The increase in net loss attributable to noncontrolling interests during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of BPP’s goodwill and other intangibles impairment discussed above.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Six Months Ended
	February 28,		$	%
($ in thousands)	2011	2010	Change	Change

Net revenue
University of Phoenix	$2,160,475	$2,099,846	$60,629	2.9%
Apollo Global:
BPP	131,765	142,320	(10,555)	(7.4%)
Other	37,138	40,833	(3,695)	(9.0%)

Total Apollo Global	168,903	183,153	(14,250)	(7.8%)
Other Schools	44,195	45,996	(1,801)	(3.9%)
Corporate(1)	1,491	—	1,491	*

Total net revenue	$2,375,064	$2,328,995	$46,069	2.0%

Operating income (loss)
University of Phoenix	$639,073	$637,433	$1,640	0.3%
Apollo Global:
BPP	(209,093)	4,809	(213,902)	*
Other	(19,851)	(8,960)	(10,891)	*

Total Apollo Global	(228,944)	(4,151)	(224,793)	*
Other Schools	1,381	1,896	(515)	(27.2%)
Corporate(1)	(27,434)	(69,129)	41,695	*

Total operating income	$384,076	$566,049	$(181,973)	(32.1%)

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first six months of fiscal year 2011 and 2010 includes $2.5 and $44.5 million of charges, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

University of Phoenix

The $60.6 million, or 2.9%, increase in net revenue in our University of Phoenix segment was primarily due to selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level, partially offset by decreases in enrollment. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%.

The following table details University of Phoenix enrollment for the first six months of fiscal year 2011 and the first six months of fiscal year 2010:

	Average Degreed Enrollment(1)			Aggregate New
	Six Months Ended			Degreed Enrollment(2)
	February 28,		%	Six Months Ended February 28,		%
(rounded to the nearest hundred)	2011	2010	Change	2011	2010	Change
Associate’s	177,800	202,600	(12.2%)	42,900	95,300	(55.0%)
Bachelor’s	187,400	170,900	9.7%	43,700	63,400	(31.1%)
Master’s	65,300	71,600	(8.8%)	16,700	25,300	(34.0%)
Doctoral	7,600	7,300	4.1%	1,400	1,600	(12.5%)

Total	438,100	452,400	(3.2%)	104,700	185,600	(43.6%)

(1)	Average Degreed Enrollment represents the average of Degreed Enrollment by quarter from the beginning of the period to the end of the period (for example, the Average Degreed Enrollment for the six months ended February 28, 2011 includes the average of the Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010 and February 28, 2011).

(2)	Aggregate New Degreed Enrollment represents the sum of the first and second quarters New Degreed Enrollment in the respective fiscal years.

University of Phoenix Average Degreed Enrollment decreased 3.2% in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 in part due to the 43.6% decrease in aggregate New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

•	changes in the evaluation and compensation structure for our admissions personnel and other employees, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010;

•	the full implementation of University Orientation in November 2010; and

•	our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs.

We expect that these initiatives will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we continue to believe that these efforts are in the best interest of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.

Operating income in our University of Phoenix segment increased $1.6 million, or 0.3%, during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010. This increase was primarily attributable to the following:

•	The 2.9% increase in University of Phoenix net revenue;

•	A reduction in bad debt expense primarily attributable to reductions in gross accounts receivable as a result of decreases in New Degreed Enrollment and improvements in student retention, partially due to the full implementation of University Orientation. See Overview in this MD&A for further discussion of University Orientation. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which if effective should favorably impact our provision for uncollectible accounts receivable in the future; and

•	Lower headcount in admissions advisory and certain marketing functions primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel.

The above factors were partially offset by the following:

•	An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs; and

•	An increase in marketing costs primarily attributable to higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and general increases in advertising rates due to improving economic conditions.

Apollo Global

The $14.3 million decrease in Apollo Global net revenue during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was primarily attributable to BPP and UNIACC. The decrease at BPP and was principally due to lower student enrollment and the unfavorable impact of foreign exchange rates. The decrease at UNIACC was principally due to lower student enrollment.

Apollo Global’s operating loss increased $224.8 million during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 due to BPP’s $219.9 million impairment charge for goodwill and other intangibles in the second quarter of fiscal year 2011. Additionally, the decrease in net revenue at BPP and UNIACC, and an increase in bad debt in the first quarter of fiscal year 2011 at UNIACC due to additional uncertainty about the collectability of accounts receivable related to a specific program contributed to the increased operating loss. This was partially offset by a $6.0 million decrease in Apollo Global intangible asset amortization.

Other Schools

The decrease in net revenue and increased operating loss for our Other Schools segment during the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010 was principally due to a decrease in the number of client institutions serviced by IPD.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL POSITION

We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, investments in our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, and investments in information technology initiatives. Additionally, we may have to pay damages associated with the judgment in our Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at February 28, 2011 and August 31, 2010:

			% of Total Assets
	February 28,	August 31,	February 28,	August 31,	%
($ in thousands)	2011	2010	2011	2010	Change

Cash and cash equivalents	$1,033,343	$1,284,769	33.2%	35.7%	(19.6%)
Restricted cash and cash equivalents	465,689	444,132	14.8%	12.3%	4.9%
Long-term restricted cash and cash equivalents	126,560	126,615	4.1%	3.5%	—

Total	$1,625,592	$1,855,516	52.1%	51.5%	(12.4%)

Cash and cash equivalents (excluding restricted cash) decreased $251.4 million primarily due to $411.3 million used for payments on borrowings (net of proceeds from borrowings), $252.0 million used for share repurchases, $81.4 million used for capital expenditures, and a $21.5 million increase in restricted cash, which was partially offset by $484.1 million of cash provided by operations.

During fiscal year 2010, we received an unfavorable ruling by the Ninth Circuit Court of Appeals in a securities class action lawsuit (Policeman’s Annuity and Benefit Fund of Chicago). We have estimated that the damages for this matter could range from $127.2 million to $228.0 million, plus incremental post-judgment interest and additional estimated future legal costs since June 23, 2010. The final amount of damages payable may be more, or less, than the estimated range. We believe we have adequate liquidity to fund the satisfaction of the judgment. Refer to Note 16, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

We measure our money market funds included in cash and restricted cash equivalents at fair value. At February 28, 2011, we had money market funds totaling $1,625.6 million that were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.

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

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at February 28, 2011 was 1.1%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 28, 2011.

BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $84.2 million as of February 28, 2011) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at February 28, 2011 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at February 28, 2011.

Other – Other debt includes $9.2 million of variable rate debt and $12.9 million of fixed rate debt as of February 28, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at February 28, 2011 was 7.8%.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2011	2010

Net income	$138,595	$330,646
Non-cash items	423,727	263,896
Changes in certain operating assets and liabilities, excluding the impact of disposition	(78,175)	(159,678)

Net cash provided by operating activities	$484,147	$434,864

Six Months Ended February 28, 2011 – Our non-cash items primarily consisted of a $219.9 million goodwill and other intangibles impairment, a $102.4 million provision for uncollectible accounts receivable, $76.2 million of depreciation and amortization, and $30.5 million of share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $53.4 million decrease in deferred revenue principally due to decreased enrollment at University of Phoenix, and an increase in BPP’s gross accounts receivable due to the timing of courses. These items were partially offset by an increase in other liabilities principally associated with our uncertain tax benefits.

Six Months Ended February 28, 2010 – Our non-cash items primarily consisted of a $136.6 million provision for uncollectible accounts receivable, $71.2 million of depreciation and amortization, a $44.5 million charge associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter, and $29.1 million of share-based compensation. This was partially offset by $19.7 million of deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $116.9 million increase in gross accounts receivable primarily due to increased enrollment and lower collection rates on aged receivables, and an $89.7 million decrease in accounts payable and accrued liabilities due to an $80.5 million lawsuit settlement payment, including legal fees. These items were partially offset by increases in student deposits and deferred revenue of $31.4 million and $18.4 million, respectively, primarily due to increased enrollment.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 28, 2011, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 22 days compared to 30 days as of August 31, 2010 and February 28, 2010. The decrease in days sales outstanding is primarily attributable to reductions in gross accounts receivable as a result of decreases in New Degreed Enrollment and improvements in student retention, partially due to the full implementation of University Orientation. Improved collection rates at University of Phoenix also contributed to the decrease as a result of improved effectiveness of our collection efforts for aged receivables. University of Phoenix is in the process of implementing several initiatives that we believe will further improve the effectiveness of its collections processes, which if effective should favorably impact our days sales outstanding in the future.

Investing Activities

The following table provides a summary of our investing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2011	2010

Capital expenditures	$(81,422)	$(68,032)
Increase in restricted cash and cash equivalents	(21,502)	(74,847)
Maturities of marketable securities	10,000	—
Proceeds from disposition	6,250	—

Net cash used in investing activities	$(86,674)	$(142,879)

Six Months Ended February 28, 2011 – Cash used for investing activities primarily consisted of $81.4 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software. Restricted cash and cash equivalents also increased $21.5 million principally due to increased student deposits associated with students receiving financial aid. This was partially offset by maturities of marketable securities and proceeds from our sale of Insight Schools.

We have reduced our capital expenditure plans for fiscal year 2011 as a result of better alignment with our business strategy and refined business model and outlook. We now anticipate that our fiscal year 2011 capital expenditures will be relatively consistent with the fiscal year 2010 amount.

Six Months Ended February 28, 2010 – Cash used for investing activities primarily consisted of a $74.8 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid, and $68.1 million used for capital expenditures that primarily relate to investments in our computer equipment and software.

Financing Activities

The following table provides a summary of our financing cash flows during the respective periods:

	Six Months Ended February 28,
($ in thousands)	2011	2010

Payments on borrowings, net	$(411,325)	$(406,031)
Apollo Group Class A common stock purchased for treasury	(252,003)	(201,111)
Noncontrolling interest contributions	6,875	—
Other	6,651	8,905

Net cash used in financing activities	$(649,802)	$(598,237)

Six Months Ended February 28, 2011 – Cash used in financing activities primarily consisted of $411.3 million used for payments on borrowings (net of proceeds from borrowings), and $252.0 million used for share repurchases. This was partially offset by $6.9 million of noncontrolling interest contributions, and $6.1 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Six Months Ended February 28, 2010 – Cash used in financing activities primarily consisted of $406.0 million used for payments on borrowings (net of proceeds from borrowings), and $201.1 million used for share repurchases. This was partially offset by $8.6 million provided by stock option exercises and shares issued under our employee stock purchase plan.

Contractual Obligations and Other Commercial Commitments

During the first six months of fiscal year 2011, we repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2010 through February 28, 2011.

On March 24, 2011, we entered into an agreement to sell office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for approximately $170 million. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We expect to generate a gain on the sale of approximately $28 million, which will be deferred and recognized over the initial lease term.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 16, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.

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

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department previously indicated that it expected to publish in early calendar year 2011. The final regulations, including some reporting and disclosure rules related to gainful employment described below will be effective July 1, 2011. If the regulations regarding the gainful employment metrics are published in final form prior to November 1, 2011, they could be effective as early as July 1, 2012.

In March 2011, the Department issued “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of the program integrity final regulations. The guidance is provided to assist institutions with understanding the changes to the regulations in these areas, and does not make any changes to the regulations. The Department has indicated that it expects to provide further information on other provisions of the program integrity regulations in future Dear Colleague Letters.

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

In the final regulations adopted by the Department, these twelve safe harbors are eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the admissions process for our students, we began considering an alternative compensation structure for our admissions personnel in early 2009. We developed this new structure, which we believe complies with the Department’s new rule, over the past twelve months and implemented it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.

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

The elimination of the existing twelve safe harbors also could affect the manner in which we conduct our business in the following additional ways:

•	Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. Prior to the effectiveness of the new incentive compensation regulations in July 2011, we will need to modify IPD’s business model so as to comply with the new requirements, which among other things will require changes to existing customer contracts. This could materially and adversely affect the IPD business. IPD’s net revenue and operating income represented less than 2% of our consolidated net revenue and operating income in fiscal year 2010 and for the first six months of fiscal year 2011.

•	We pay various third parties for Internet-based services related to lead generation and marketing. Following the revocation of the safe harbors described above, payments to a third party for providing student contact information for prospective students will still be permissible, but only if such payments are not based on the number of students who apply or enroll. This change could reduce our ability to manage the quality of our leads and decrease our marketing efficiency, which could materially increase our marketing costs and adversely affect our business.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of February 28, 2011, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 40 states, Puerto Rico and the District of Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of February 28, 2011, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new regulations adopted by the U.S. Department of Education, which become effective July 1, 2011, we will be required to seek and obtain specific regulatory approval to operate in four of these states and would not be entitled to rely on available exemptions based on accreditation. This includes California, Colorado, Hawaii and Utah. In addition, we would not be able to operate under previously confirmed exemptions in Alaska, Montana and South Dakota if and when we elect to establish a physical presence in those states and we would be required to seek and obtain specific regulatory approval. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval before the effective date of the final regulations on July 1, 2011. While there are annual waivers available in the final regulations that could allow us to continue to operate without specific state approval in these states through July 1, 2013, we have no assurance that the waivers will be granted. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

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

In its July 26, 2010 NPRM, the U.S. Department of Education published proposed rules that would define gainful employment in detail, which rules would apply on a program-by-program basis. The Department previously indicated that it expected to publish final regulations related to gainful employment metrics in early calendar year 2011. Under the July 26, 2010 proposed rules, gainful employment in respect of a particular program would be defined by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on student loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV programs without restriction, may be eligible to participate with disclosure requirements, may be on restricted status and only able to participate with material restrictions (including enrollment limitations), or may be ineligible to participate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the second quarter of fiscal year 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $600 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.

During the three months ended February 28, 2011, we repurchased approximately 1.8 million shares of our Class A common stock at a total cost of approximately $75.0 million, representing a weighted average purchase price of $42.75 per share. The table below details our share repurchases during the three months ended February 28, 2011:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase

Treasury stock as of November 30, 2010	45,340	$56.91	45,340	$384,222
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(3)	56.91	(3)	—

Treasury stock as of December 31, 2010	45,337	56.91	45,337	384,222
New authorizations	—	—	—	215,778
Shares repurchased	1,754	42.75	1,754	(75,000)
Shares reissued	(48)	56.38	(48)	—

Treasury stock as of January 31, 2011	47,043	56.38	47,043	525,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(83)	56.38	(83)	—

Treasury stock as of February 28, 2011	46,960	$56.38	46,960	$525,000

We did not have any sales of unregistered equity securities during the three months ended February 28, 2011.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Apollo Group, Inc. Restricted Stock Award Agreement (retention award, version A)

10.2	Form of Apollo Group, Inc. Restricted Stock Award Agreement (retention award, version B)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2011, filed with the SEC on March 29, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of February 28, 2011 and August 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended February 28, 2011, and February 28, 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended February 28, 2011, and February 28, 2010, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the six months ended February 28, 2011, and February 28, 2010, and (v) Notes to Condensed Consolidated Financial Statements.(1)

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: March 29, 2011

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and
Duly Authorized Signatory)