Form 10-Q
period 2011-05-31
APOLLO GROUP INC
filed 2011-06-30
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☑

AS OF June 16, 2011, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group Class A common stock, no par value	137,281,000 Shares
Apollo Group Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX

PAGE

Special Note Regarding Forward-Looking Statements	3

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3. Quantitative and Qualitative Disclosures About Market Risk	62
Item 4. Controls and Procedures	62

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	63
Item 1A. Risk Factors	63
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3. Defaults Upon Senior Securities	68
Item 4. (Removed and Reserved)	68
Item 5. Other Information	68
Item 6. Exhibits	69
SIGNATURES	70
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

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	May 31,	August 31,
($ in thousands)	2011	2010

ASSETS:
Current assets
Cash and cash equivalents	$1,426,346	$1,284,769
Restricted cash and cash equivalents	376,474	444,132
Accounts receivable, net	227,171	264,377
Deferred tax assets, current portion	148,052	166,549
Prepaid taxes	15,605	39,409
Other current assets	47,215	38,031
Assets held for sale from discontinued operations	—	15,945

Total current assets	2,240,863	2,253,212
Property and equipment, net	520,225	619,537
Long-term restricted cash and cash equivalents	—	126,615
Marketable securities	5,946	15,174
Goodwill	132,872	322,159
Intangible assets, net	123,525	150,593
Deferred tax assets, less current portion	112,643	99,071
Other assets	15,778	15,090

Total assets	$3,151,852	$3,601,451

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$24,153	$416,361
Accounts payable	60,071	90,830
Accrued liabilities	438,205	375,461
Student deposits	404,155	493,245
Deferred revenue	311,445	359,724
Other current liabilities	40,730	53,416
Liabilities held for sale from discontinued operations	—	4,474

Total current liabilities	1,278,759	1,793,511
Long-term debt	171,121	168,039
Deferred tax liabilities	32,882	38,875
Other long-term liabilities	275,732	212,286

Total liabilities	1,758,494	2,212,711

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	82,572	46,865
Apollo Group Class A treasury stock, at cost	(2,805,711)	(2,407,788)
Retained earnings	4,131,860	3,748,045
Accumulated other comprehensive loss	(23,940)	(31,176)

Total Apollo shareholders’ equity	1,384,885	1,356,050

Noncontrolling interests	8,473	32,690

Total equity	1,393,358	1,388,740

Total liabilities and shareholders’ equity	$3,151,852	$3,601,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2011	2010	2011	2010

Net revenue	$1,235,837	$1,337,404	$3,610,901	$3,666,399

Costs and expenses:
Instructional and student advisory	458,145	441,700	1,335,601	1,287,833
Marketing	161,034	151,668	484,392	444,593
Admissions advisory	99,923	116,344	315,958	349,767
General and administrative	87,857	75,362	257,075	214,821
Provision for uncollectible accounts receivable	39,217	72,011	141,666	208,593
Depreciation and amortization	41,125	36,701	117,369	106,625
Estimated litigation loss	2,048	132,600	4,503	177,100
Goodwill and other intangibles impairment	—	8,712	219,927	8,712
Restructuring	—	—	3,846	—

Total costs and expenses	889,349	1,035,098	2,880,337	2,798,044

Operating income	346,488	302,306	730,564	868,355
Interest income	867	827	2,635	2,284
Interest expense	(2,383)	(1,979)	(6,207)	(8,107)
Other, net	(1,862)	(1,312)	(1,603)	(2,061)

Income from continuing operations before income taxes	343,110	299,842	725,389	860,471
Provision for income taxes	(130,385)	(122,390)	(376,016)	(341,435)

Income from continuing operations	212,725	177,452	349,373	519,036
Income (loss) from discontinued operations, net of tax	540	2,084	2,487	(8,854)

Net income	213,265	179,536	351,860	510,182
Net (income) loss attributable to noncontrolling interests	(825)	(253)	31,955	1,849

Net income attributable to Apollo	$212,440	$179,283	$383,815	$512,031

Earnings (loss) per share – Basic:
Continuing operations attributable to Apollo	$1.52	$1.17	$2.67	$3.40
Discontinued operations attributable to Apollo	—	0.02	0.02	(0.06)

Basic income per share attributable to Apollo	$1.52	$1.19	$2.69	$3.34

Earnings (loss) per share – Diluted:
Continuing operations attributable to Apollo	$1.51	$1.16	$2.66	$3.37
Discontinued operations attributable to Apollo	—	0.02	0.02	(0.06)

Diluted income per share attributable to Apollo	$1.51	$1.18	$2.68	$3.31

Basic weighted average shares outstanding	139,856	151,127	142,845	153,345

Diluted weighted average shares outstanding	140,343	152,291	143,222	154,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2011	2010	2011	2010

Net income	$213,265	$179,536	$351,860	$510,182
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	2,875	(22,867)	7,636	(41,912)
Change in fair value of auction-rate securities	—	—	463	—

Comprehensive income	216,140	156,669	359,959	468,270
Comprehensive (income) loss attributable to noncontrolling interests	(1,033)	2,995	31,092	7,760

Comprehensive income attributable to Apollo	$215,107	$159,664	$391,051	$476,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2011	2010

Cash flows provided by (used in) operating activities:
Net income	$351,860	$510,182
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	50,453	46,236
Excess tax benefits from share-based compensation	(1,214)	(6,427)
Depreciation and amortization	117,369	108,033
Amortization of lease incentives	(10,523)	(9,942)
Impairment on discontinued operations	—	9,400
Goodwill and other intangibles impairment	219,927	8,712
Amortization of deferred gains on sale-leasebacks	(1,491)	(1,294)
Non-cash foreign currency loss, net	1,767	931
Provision for uncollectible accounts receivable	141,666	208,593
Estimated litigation loss	4,503	177,100
Deferred income taxes	(3,327)	(69,571)
Changes in certain assets and liabilities, excluding the impact of disposition:
Accounts receivable	(81,215)	(175,845)
Prepaid taxes	21,218	35,203
Other assets	(13,955)	(8,223)
Accounts payable and accrued liabilities	13,117	(59,413)
Student deposits	(89,944)	897
Deferred revenue	(60,763)	5,796
Other liabilities	21,446	24,412

Net cash provided by operating activities	680,894	804,780

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(119,726)	(108,316)
Maturities of marketable securities	10,000	—
Change in restricted cash and cash equivalents	194,273	(49,924)
Proceeds from sale-leaseback, net	169,018	—
Proceeds from disposition	9,612	—

Net cash provided by (used in) investing activities	263,177	(158,240)

Cash flows provided by (used in) financing activities:
Payments on borrowings	(425,325)	(424,775)
Proceeds from borrowings	11,682	17,824
Issuance of Apollo Group Class A common stock	10,240	18,209
Apollo Group Class A common stock purchased for treasury	(408,220)	(341,161)
Noncontrolling interest contributions	6,875	2,460
Excess tax benefits from share-based compensation	1,214	6,427

Net cash used in financing activities	(803,534)	(721,016)

Exchange rate effect on cash and cash equivalents	1,040	(1,789)

Net increase (decrease) in cash and cash equivalents	141,577	(76,265)
Cash and cash equivalents, beginning of period	1,284,769	968,246

Cash and cash equivalents, end of period	$1,426,346	$891,981

Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$326,999	$356,570
Cash paid for interest	$8,063	$5,292
Supplemental disclosure of non-cash investing and financing activities
Credits received for tenant improvements	$12,047	$16,026
Unsettled share repurchases	$11,802	$—
Accrued purchases of property and equipment	$6,585	$9,190
Restricted stock units vested and released	$3,614	$4,938

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

We completed the sale of Insight Schools, Inc. (“Insight Schools”) and ceased operations at Meritus University, Inc. (“Meritus”) during the second and third quarters of fiscal year 2011, respectively. Refer to Note 5, Discontinued Operations, and Note 18, Segment Reporting, respectively, for further discussion.

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

Because of the seasonal nature of our business, the results of operations for the three and nine months ended May 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

As discussed in Note 3, Reclassifications, we have recently implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions were designed to streamline our operations and to better align our operations with our business strategy, refined business model and outlook. In connection with this reduction in force, we incurred a $3.8 million restructuring charge consisting of severance and other fringe benefit costs. This charge is presented separately on our Condensed Consolidated Statements of Income and was paid in the second quarter of fiscal year 2011.

Note 5.	Discontinued Operations

In the second quarter of fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We completed the sale of Insight Schools during the second quarter of fiscal year 2011 and do not expect to have significant continuing involvement after the sale. We

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

began presenting Insight Schools’ assets and liabilities as held for sale on our Condensed Consolidated Balance Sheets in the second quarter of fiscal year 2010, and Insight Schools’ operating results are presented as discontinued operations on our Condensed Consolidated Statements of Income for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.

We sold all of Insight Schools’ issued and outstanding shares for $6.3 million, plus $3.0 million that will be held in escrow for one year following the sale, and $15.3 million of additional working capital consideration. As of May 31, 2011, we have received $3.3 million of the working capital consideration and we expect to receive the majority of the remaining amount during the fourth quarter of fiscal year 2011. The funds held in escrow and the remaining working capital consideration are included in other current assets and accounts receivable, respectively, on our Condensed Consolidated Balance Sheets. We realized a $0.1 million loss on sale during the second quarter of fiscal year 2011, which is included in income (loss) from discontinued operations, net of tax on our Condensed Consolidated Statements of Income.

The major components of Insight Schools’ assets and liabilities presented separately as held for sale on our Condensed Consolidated Balance Sheets as of August 31, 2010 are as follows:

August 31,
($ in thousands)	2010

Accounts receivable, net	$3,851
Property and equipment, net	6,037
Goodwill	3,342
Other	2,715

Total Insight Schools assets	$15,945

Total Insight Schools liabilities	$4,474

The following table summarizes Insight Schools’ operating results for the three and nine months ended May 31, 2011 and 2010, which are presented in income (loss) from discontinued operations, net of tax on our Condensed Consolidated Statements of Income:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2011	2010	2011	2010

Net revenue	$—	$10,153	$20,494	$30,826
Goodwill impairment(1)	—	—	—	(9,400)
Costs and other(2)	877	(7,821)	(19,596)	(31,058)

Income (loss) from discontinued operations before income taxes	877	2,332	898	(9,632)
(Provision for) benefit from income taxes(1),(3)	(337)	(248)	1,589	778

Income (loss) from discontinued operations, net of tax	$540	$2,084	$2,487	$(8,854)

(1)	We did not record a tax benefit associated with the goodwill impairment charge because Insight Schools’ goodwill was not deductible for tax purposes.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(2)	The costs and other during the three and nine months ended May 31, 2011 represents adjustments related to the working capital consideration we expect to receive. Additionally, costs and other during the nine months ended May 31, 2011 includes a $0.1 loss on sale recorded in the second quarter of fiscal year 2011.

(3)	Benefit from income taxes during the nine months ended May 31, 2011 includes a $1.6 million tax benefit recorded during the second quarter of fiscal year 2011 as a result of the Insight Schools sale generating a capital loss for tax purposes.

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

Note 6.	Accounts Receivable, Net

Accounts receivable, net consist of the following as of May 31, 2011 and August 31, 2010:

	May 31,	August 31,
($ in thousands)	2011	2010

Student accounts receivable	$344,270	$419,714
Less allowance for doubtful accounts	(145,927)	(192,857)

Net student accounts receivable	198,343	226,857
Other receivables	28,828	37,520

Total accounts receivable, net	$227,171	$264,377

Student accounts receivable is composed primarily of amounts due related to tuition and educational services.

The following table summarizes the activity in the related allowance for doubtful accounts for the three and nine months ended May 31, 2011 and 2010:

			Nine Months Ended
	Three Months Ended May 31,		May 31,
($ in thousands)	2011	2010	2011	2010

Beginning allowance for doubtful accounts	$159,882	$170,138	$192,857	$110,420
Provision for uncollectible accounts receivable	39,217	72,011	141,666	208,593
Write-offs, net of recoveries	(53,172)	(57,260)	(188,596)	(133,265)
Included in assets held for sale	—	—	—	(859)

Ending allowance for doubtful accounts	$145,927	$184,889	$145,927	$184,889

Note 7.	Long-Term Restricted Cash and Cash Equivalents

During the fourth quarter of fiscal year 2010, we posted a letter of credit of approximately $126 million in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The long-term restricted cash at August 31, 2010 represents funds used to collateralize this letter of credit. During the third quarter of fiscal year 2011, the Department released the letter of credit and, accordingly, the associated funds used as collateral have been returned to us. Refer to Note 17, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the amount assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment from August 31, 2010 to May 31, 2011 are as follows:

	University of	Apollo Global		Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill

Goodwill as of August 31, 2010	$37,018	$241,204	$28,627	$15,310	$322,159
Impairment(1)	—	(197,674)	—	—	(197,674)
Currency translation adjustment	—	6,308	2,079	—	8,387

Goodwill as of May 31, 2011	$37,018	$49,838	$30,706	$15,310	$132,872

(1)	During the second quarter of fiscal year 2011, we recorded an impairment of BPP’s goodwill. See below for further discussion.

Intangible assets consist of the following as of May 31, 2011 and August 31, 2010:

	May 31, 2011				August 31, 2010
			Effect of				Effect of
			Foreign				Foreign
	Gross		Currency	Net	Gross		Currency	Net
	Carrying	Accumulated	Translation	Carrying	Carrying	Accumulated	Translation	Carrying
($ in thousands)	Amount	Amortization	Loss	Amount	Amount	Amortization	Loss	Amount

Finite-lived intangible assets

Student and customer relationships	$11,433	$(7,949)	$(1,504)	$1,980	$19,935	$(12,891)	$(1,624)	$5,420

Copyrights	20,891	(10,005)	(449)	10,437	20,891	(6,039)	(1,066)	13,786

Other	20,018	(12,700)	(1,246)	6,072	20,676	(9,342)	(1,591)	9,743

Total finite-lived intangible assets	52,342	(30,654)	(3,199)	18,489	61,502	(28,272)	(4,281)	28,949

Indefinite-lived intangible assets

Trademarks(1)	98,849	—	(1,114)	97,735	121,879	—	(7,191)	114,688

Accreditations and designations	7,456	—	(155)	7,301	7,456	—	(500)	6,956

Total indefinite-lived intangible assets	106,305	—	(1,269)	105,036	129,335	—	(7,691)	121,644

Total intangible assets, net	$158,647	$(30,654)	$(4,468)	$123,525	$190,837	$(28,272)	$(11,972)	$150,593

(1)	During the second quarter of fiscal year 2011, we recorded a $22.2 million impairment of BPP’s trademark. See below for further discussion.

At May 31, 2011, we completed our annual goodwill and indefinite lived intangible asset impairment tests for the following reporting units that have goodwill impairment test dates of May 31:

•	University of Phoenix,

•	UNIACC,

•	ULA, and

•	Western International University.

At May 31, 2011, the fair value of each of these reporting units exceeded the carrying value of their respective net assets resulting in no goodwill impairment charges recorded. For University of Phoenix, UNIACC and Western International University, this excess as a percentage of fair value was at least 45%, and the excess for ULA was approximately 16%.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We believe the assumptions used in our May 31 goodwill and indefinite lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. To determine the fair value for our University of Phoenix and Western International University reporting units, we used market multiple information and recent transaction data, if applicable, of comparable sized companies. For our UNIACC and ULA reporting units, we determined fair value by using a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. Specifically, for our UNIACC and ULA reporting units, the key assumptions used in our analysis include the following:

•	Projected net revenue growth at UNIACC through its established online and working learner educational programs, and projected net revenue growth at ULA through its working learner educational programs offered through a blend of on-campus and online modalities. If the projected revenue growth from these programs does not materialize, we may be required in the future to record impairment charges for our goodwill and intangible assets.

•	Discount rates for UNIACC and ULA of 15.5% and 16.5%, respectively, and a terminal growth rate of 5% for both reporting units.

Our UNIACC and ULA reporting units also have indefinite lived intangible assets consisting of trademarks and accreditations totaling $7.7 million as of May 31, 2011. We performed a fair value analysis of these indefinite lived intangible assets and determined there was no impairment.

BPP Reporting Unit

During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its finance and accountancy professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.

The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.

To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. These weighting factors are consistent with those used in our previous annual goodwill impairment analysis. For a further description of the valuation methods we employ and the critical assumptions and estimates used in those methods, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Intangible Assets in our 2010 Annual Report on Form 10-K. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

•	the markets in which BPP’s professional training programs operate in will experience further declines in the near term, and a recovery in the market for such programs will take longer than previously expected,

•	decreased our pricing assumptions for degree programs at BPP’s University college, given the emerging competitive landscape and the implementation of the U.K. government’s review of funding for Higher Education, and

•	a 13.5% discount rate and 3.0% terminal growth rate.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This was the second time that we had received new information that has caused us to revise our forecasts for BPP and record impairment charges. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges or write-off the remaining goodwill and other intangibles balances of $49.8 million and $112.3 million, respectively, for the BPP reporting unit if there are further deteriorations in the professional training program markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected revenue growth at BPP’s University College.

Accordingly, we performed an interim step two analysis which required us to value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The amount of the goodwill impairment charge was derived by comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the interim step two analysis consisted of:

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 9.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis consist of the following as of May 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	May 31,	Liabilities	Inputs	Inputs
($ in thousands)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,766,593	$1,766,593	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946

Total assets at fair value on a recurring basis:	$1,772,539	$1,766,593	$—	$5,946

Liabilities:
Other liabilities:
Interest rate swap	$3,651	$—	$3,651	$—

Total liabilities at fair value on a recurring basis:	$3,651	$—	$3,651	$—

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2010:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical Assets/	Observable	Unobservable
	August 31,	Liabilities	Inputs	Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,468,992	$1,468,992	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174

Total assets at fair value on a recurring basis:	$1,484,166	$1,468,992	$—	$15,174

Liabilities:
Other liabilities:
Interest rate swap	$5,148	$—	$5,148	$—

Total liabilities at fair value on a recurring basis:	$5,148	$—	$5,148	$—

We measure the above items on a recurring basis at fair value as follows:

•	Money market funds – Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of May 31, 2011, cash equivalents disclosed above excludes $36.2 million of other cash equivalents including time deposits that mature in less than 90 days. The carrying amount of our other cash equivalents approximate fair value because of the short-term nature of the financial instruments.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	Auction-rate securities – Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations. As the market for auction-rate securities continues to be inactive, our discounted cash flow model factored the illiquidity of the auction-rate securities market by adding a spread of 500 basis points to the applicable discount rate.

•	Interest rate swap – We have an interest rate swap with a notional amount of $50.2 million as of May 31, 2011 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At May 31, 2011, the carrying value of our debt, excluding capital leases, was $174.9 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.

We did not change our valuation techniques associated with recurring fair value measurements from prior periods.

Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended May 31, 2011 are as follows:

($ in thousands)

Balance at August 31, 2010	$15,174
Reversal of unrealized loss on redemption	772
Redemptions at par value	(10,000)
Transfers in (out) of Level 3	—

Balance at May 31, 2011	$5,946

Net unrealized gains (losses) included in earnings related to assets held as of May 31, 2011	$—

Assets measured at fair value on a non-recurring basis during the nine months ended May 31, 2011 consist of the following:

		Fair Value Measurements at Measurement Date Using
		Quoted Prices	Significant
		in Active	Other	Significant	Losses for Nine
	Fair Value at	Markets for	Observable	Unobservable	Months Ended
	Measurement	Identical Assets	Inputs	Inputs	May 31,
($ in thousands)	Date	(Level 1)	(Level 2)	(Level 3)	2011

Assets:
Goodwill
BPP	$48,889	$—	$—	$48,889	$(197,674)
Intangible assets, net
BPP trademark	90,658	—	—	90,658	(22,253)

Total	$139,547	$—	$—	$139,547	$(219,927)

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10.	Accrued Liabilities

Accrued liabilities consist of the following as of May 31, 2011 and August 31, 2010:

	May 31,	August 31,
($ in thousands)	2011	2010

Estimated litigation loss	$181,897	$177,982
Salaries, wages and benefits	108,669	80,773
Accrued advertising	49,178	52,472
Accrued professional fees	35,496	30,895
Unsettled share repurchases	11,802	—
Student refunds, grants and scholarships	10,621	9,842
Other accrued liabilities	40,542	23,497

Total accrued liabilities	$438,205	$375,461

Note 11.	Debt

Debt and short-term borrowings consist of the following as of May 31, 2011 and August 31, 2010:

	May 31,	August 31,
($ in thousands)	2011	2010

Bank Facility, see terms below	$102,848	$497,968
BPP Credit Facility, see terms below	50,283	52,925
Capital lease obligations	20,393	7,827
Other, various maturities from 2011 to 2019	21,750	25,680

Total debt	195,274	584,400
Less short-term borrowings and current portion of long-term debt	(24,153)	(416,361)

Long-term debt	$171,121	$168,039

•	Bank Facility – In fiscal year 2008, we entered into a syndicated $500 million credit agreement (the “Bank Facility”). The Bank Facility is an unsecured revolving credit facility used for general corporate purposes including acquisitions and stock buybacks. The Bank Facility has an expansion feature for an aggregate principal amount of up to $250 million. The term is five years and will expire on January 4, 2013. The Bank Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed our entire credit line under the Bank Facility as of August 31, 2010, which included £63.0 million denominated in British Pounds (equivalent to $97.9 million as of August 31, 2010). We repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million during the first quarter of fiscal year 2011.

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at May 31, 2011 was 1.1%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at May 31, 2011.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•	BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $84.9 million as of May 31, 2011) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at May 31, 2011 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at May 31, 2011.

•	Other – Other debt includes $9.7 million of variable rate debt and $12.1 million of fixed rate debt as of May 31, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at May 31, 2011 was 6.2%.

Please refer to Note 9, Fair Value Measurements, for discussion of the fair value of our debt.

Note 12.	Other Liabilities

Other liabilities consist of the following as of May 31, 2011 and August 31, 2010:

	May 31,	August 31,
($ in thousands)	2011	2010

Reserve for uncertain tax positions	$152,058	$126,999
Deferred rent and other lease incentives	84,890	81,218
Deferred gains on sale-leasebacks	31,579	5,560
Other	47,935	51,925

Total other liabilities	316,462	265,702
Less current portion	(40,730)	(53,416)

Total other long-term liabilities	$275,732	$212,286

The increase in deferred gains on sale-leasebacks is primarily due to the sale-leaseback of our principal office buildings in Phoenix, Arizona. Please refer to Note 17, Commitments and Contingencies, for further discussion.

Note 13.	Income Taxes

We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

The increase in our effective income tax rate for the nine months ended May 31, 2011 versus the comparable period in fiscal year 2010 was primarily attributable to the BPP goodwill impairment for which we do not receive a tax benefit. Refer to Note 8, Goodwill and Intangible Assets, for discussion of the BPP goodwill impairment.

During the first nine months of fiscal year 2011, our unrecognized tax benefits increased $22.7 million, excluding interest and penalties, primarily due to uncertainty related to the apportionment of income for Arizona corporate income tax purposes. The increase was partially offset by a reduction due to resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a lawsuit in fiscal year 2010. As of May 31, 2011, $132.0 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. We believe it is reasonably possible that substantially all of our unrecognized tax benefits could be resolved or otherwise settled within the next 12 months. These unrecognized tax benefits relate primarily to the apportionment of income for Arizona corporate income tax purposes. It is possible that a significant portion of these unrecognized tax benefits could be recognized which would have a favorable impact on our effective tax rate.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

However, we have not reached any agreements with the relevant taxing authorities at this time. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Condensed Consolidated Statements of Income.

During the third quarter of 2011, we were notified by the Internal Revenue Service that our tax returns for the years ended in 2009 and 2010 have been selected for examination. In addition, we are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.

Note 14.	Shareholders’ Equity

The following tables detail changes in shareholders’ equity during the nine months ended May 31, 2011 and 2010:

	Common Stock			Treasury		Accumulated
	Class A	Class B	Additional	Stock		Other	Total Apollo
	Stated	Stated	Paid-in	Class A	Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Cost	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(420,022)	—	—	(420,022)	—	(420,022)
Treasury stock issued under stock purchase plans	—	—	(1,748)	6,172	—	—	4,424	—	4,424
Treasury stock issued under stock incentive plans	—	—	(10,110)	15,927	—	—	5,817	—	5,817
Tax effect for stock incentive plans	—	—	(2,888)		—	—	(2,888)	—	(2,888)
Share-based compensation	—	—	50,453	—	—	—	50,453	—	50,453
Currency translation adjustment, net of tax	—	—	—	—	—	6,773	6,773	863	7,636
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions(1)	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	383,815	—	383,815	(31,955)	351,860

Balance as of May 31, 2011	$103	$1	$82,572	$(2,805,711)	$4,131,860	$(23,940)	$1,384,885	$8,473	$1,393,358

(1)	There was no change in our 85.6% ownership interest in Apollo Global during the nine months ended May 31, 2011.

	Common Stock			Treasury		Accumulated
	Class A	Class B	Additional	Stock		Other	Total Apollo
	Stated	Stated	Paid-in	Class A	Retained	Comprehensive	Shareholders’	Noncontrolling
($ in thousands)	Value	Value	Capital	Cost	Earnings	Loss	Equity	Interests	Total Equity

Balance as of August 31, 2009	$103	$1	$1,139	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	(341,161)	—	—	(341,161)	—	(341,161)
Treasury stock issued under stock purchase plans	—	—	132	3,985	—	—	4,117	—	4,117
Treasury stock issued under stock incentive plans	—	—	(22,803)	36,895	—	—	14,092	—	14,092
Tax effect for stock incentive plans	—	—	(1,465)	—	—	—	(1,465)	—	(1,465)
Tax benefit related to IRS dispute settlement	—	—	27,484	—	—	—	27,484	—	27,484
Share-based compensation	—	—	46,236	—	—	—	46,236	—	46,236
Currency translation adjustment, net of tax	—	—	—	—	—	(36,001)	(36,001)	(5,911)	(41,912)
Noncontrolling interest contributions	—	—	—	—	—	—	—	2,460	2,460
Net income (loss)	—	—	—	—	512,031	—	512,031	(1,849)	510,182

Balance as of May 31, 2010	$103	$1	$50,723	$(2,322,904)	$3,707,074	$(49,741)	$1,385,256	$59,390	$1,444,646

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Share Reissuances

During the three months ended May 31, 2011 and 2010, we issued approximately 0.2 million shares and 0.5 million shares, respectively, and during the nine months ended May 31, 2011 and 2010, we issued approximately 0.4 million shares and 0.7 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

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

We repurchased approximately 4.1 million and 10.6 million shares of our Apollo Group Class A common stock at a total cost of $167.3 million and $418.7 million during the three and nine months ended May 31, 2011, respectively. This represented weighted average purchase prices of $40.26 and $39.48 per share during the three and nine months ended May 31, 2011, respectively. At May 31, 2011, $11.8 million was recorded in accrued liabilities in our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to May 31, 2011. During the three and nine months ended May 31, 2010, we repurchased approximately 2.5 million shares of our Class A common stock at a total cost of $139.3 million and 5.9 million shares of our Class A common stock at a total cost of $339.3 million, respectively. This represented weighted average purchase prices of $55.50 and $57.85 per share during the respective periods.

As of May 31, 2011, $357.7 million remained available under our share repurchase authorization. The amount and timing of future share repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

In connection with the release of vested shares of restricted stock, we repurchased approximately 18,000 shares of Class A common stock for $0.8 million and 32,000 shares for $1.3 million during the three and nine months ended May 31, 2011, respectively. During the three and nine months ended May 31, 2010, we repurchased approximately 12,000 shares for $0.7 million and 31,000 shares for $1.8 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and are not part of the repurchase program described above.

Note 15.	Earnings Per Share

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2011	2010	2011	2010

Net income attributable to Apollo (basic and diluted)	$212,440	$179,283	$383,815	$512,031
Basic weighted average shares outstanding	139,856	151,127	142,845	153,345
Dilutive effect of stock options	70	825	91	899
Dilutive effect of restricted stock units and performance share awards	417	339	286	262

Diluted weighted average shares outstanding	140,343	152,291	143,222	154,506

Earnings per share:
Basic income per share attributable to Apollo	$1.52	$1.19	$2.69	$3.34
Diluted income per share attributable to Apollo	$1.51	$1.18	$2.68	$3.31

During the three months ended May 31, 2011 and 2010, approximately 9,499,000 and 4,533,000, respectively, of our stock options outstanding and approximately 27,000 and 10,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

During the nine months ended May 31, 2011 and 2010, approximately 9,545,000 and 4,826,000, respectively, of our stock options outstanding and approximately 279,000 and 3,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These share-based awards could be dilutive in the future.

Note 16.	Share-Based Compensation

The table below details share-based compensation expense for the three and nine months ended May 31, 2011 and 2010:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2011	2010	2011	2010

Instructional and student advisory	$7,598	$7,073	$19,319	$16,750
Marketing	1,347	1,177	4,056	3,987
Admissions advisory	585	402	1,742	1,157
General and administrative	10,433	8,469	25,336	24,342

Share-based compensation expense	$19,963	$17,121	$50,453	$46,236

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 246,000 and 328,000 stock options during the three and nine months ended May 31, 2011, respectively. The weighted average grant date fair value was $16.69 and $16.28 for the three and nine months ended May 31, 2011, respectively, and the weighted average exercise price of these options was $39.88 and $39.12 for the three and nine months ended May 31, 2011, respectively. As of May 31, 2011, there was $37.9 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested stock options.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 364,000 and 1,092,000 restricted stock units and performance share awards during the three and nine months ended May 31, 2011, respectively, that had a weighted average grant date fair value of $39.97 and $41.09 per unit, respectively. As of May 31, 2011, there was $76.4 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards.

Note 17.	Commitments and Contingencies

Sale-Leaseback Agreement

On March 24, 2011, we entered into an agreement to sell our principal office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for $169 million net of transaction fees. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We generated a gain on sale of $27.5 million, which has been deferred and is being recognized on a straight-line basis over the initial lease term. Based on the terms of the agreement, we have classified and are accounting for the lease as an operating lease. The classification as an operating lease required judgment and estimates in developing key assumptions that include, but are not limited to, the lease term, the discount rate used in discounting future lease payments and the economic useful life of the asset.

Contingencies Related to Litigation and Other Proceedings

The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.

Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)

In October 2004, three class action complaints were filed in the U.S. District Court for the District of Arizona. The District Court consolidated the three pending class action complaints under the caption In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT and a consolidated class action complaint was filed on May 16, 2005 by the lead plaintiff. The consolidated complaint named us, Todd S. Nelson, Kenda B. Gonzales and Daniel E. Bachus as defendants. On March 1, 2007, by stipulation and order of the Court, Daniel E. Bachus was dismissed as a defendant from the case. Lead plaintiff represents a class of our shareholders who acquired their shares between February 27, 2004 and September 14, 2004. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Act by us for defendants’ allegedly material false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. The case proceeded to trial on November 14, 2007. On January 16, 2008, the jury returned a verdict in favor of the plaintiffs awarding damages of up to $5.55 for each share of common stock in the class suit, plus pre-judgment and post-judgment interest. The class shares are those purchased after February 27, 2004 and still owned on September 14, 2004. The judgment was entered on January 30, 2008, subject to an automatic stay until February 13, 2008. On February 13, 2008, the District Court granted our motion to stay execution of the judgment pending resolution of our motions for post-trial relief, which were also filed on February 13, 2008, provided that we post a bond in the amount of $95.0 million. On February 19, 2008, we posted the $95.0 million bond with the District Court. Oral arguments on our post-trial motions occurred on August 4, 2008, during which the District Court vacated the earlier judgment based on the jury verdict and entered judgment in favor of Apollo and the other defendants. The $95.0 million bond posted in February was subsequently released on August 11, 2008. Plaintiffs’ lawyers filed a Notice of Appeal with the Ninth Circuit Court of Appeals on August 29, 2008. A hearing before a panel of the Court of Appeals took place on March 3, 2010. On June 23, 2010, the Court of Appeals reversed the District Court’s ruling in our favor and ordered the District Court to enter judgment against us in accordance with the jury verdict. On July 21, 2010, we filed a petition for a rehearing en

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

banc by the Ninth Circuit, which was denied on August 17, 2010. On November 15, 2010, we filed a petition for certiorari to the U.S. Supreme Court, which was denied on March 7, 2011. As a result, the case has now returned to the District Court to administer the shareholder claims process.

Liability in the case is joint and several, which means that each defendant, including us, is liable for the entire amount of the judgment. As a result, we may be responsible for payment of the full amount of damages as ultimately determined. We do not expect to receive material amounts of insurance proceeds from our insurers to satisfy any amounts ultimately payable to the plaintiff class and we expect our insurers to seek repayment of amounts advanced to us to date for defense costs. The actual amount of damages will not be known until the District Court proceedings have been completed and eligible members of the class have presented the necessary information and documents to receive payment of the award. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which includes our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. Accordingly, in the third quarter of fiscal year 2010, we recorded a charge for estimated damages in the amount of $132.6 million, which, together with the existing reserve of $44.5 million recorded in the second quarter of fiscal year 2010, represented the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We elected to record an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. Our range of damages estimate included estimated post-judgment interest through June 23, 2010. We have recorded charges in subsequent periods for estimated incremental post-judgment interest and additional estimated future legal costs, including $2.0 million and $4.5 million in the three and nine months ended May 31, 2011, respectively. The final amount of damages payable may be more, or less, than the estimated range.

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

On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss. No oral argument has been scheduled.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Discovery in this case has not yet begun. We anticipate that the plaintiffs will seek substantial damages, including damages representing the aggregate investment losses attributable to the alleged false and misleading statements by all shareholders who purchased shares during the 29-month putative class period and still held those shares on October 13, 2010. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and accordingly have not accrued any liability associated with these actions.

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

On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling and, if that is not successful, plaintiffs have indicated they will appeal the ruling. The outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Incentive Compensation False Claims Act Lawsuit

On May 25, 2011, we were notified that a qui tam complaint had been filed against us by private relators under the Federal False Claims Act and California False Claims Act. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if successful, they are entitled to receive a portion of the federal government’s recovery.

The complaint alleges, among other things, that since December 12, 2009, University of Phoenix has violated the Federal False Claims Act and the California False Claims Act by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

connection with University of Phoenix’s participation in student financial aid programs. The relators seek injunctive relief, fines, treble damages and other damages on behalf of the U.S. and the State of California. The complaint was served on June 22, 2011. We are evaluating the complaint and have not yet responded.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

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

Plaintiff filed a Notice of Appeal on February 4, 2011 and their opening brief on April 18, 2011. We filed our response brief on May 27, 2011. The outcome of this legal proceeding is uncertain at this point. During the quarter ended February 28, 2011, we accrued an immaterial amount which reflects our settlement offer in connection with this action.

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

On April 19, 2010, the parties agreed to dismiss with prejudice their claims regarding employment as an Academic Counselor and to withdraw their pending motion for conditional certification to the extent it seeks to certify a class of Academic Counselors. On May 12, 2010, the Court granted plaintiff’s motion to conditionally certify a collective action to include current and former admissions personnel at all of University of Phoenix’s nationwide locations. The deadline for prospective class members to submit a claim form and “opt in” was December 9, 2010 and we received notice of approximately 700 opt-ins. In January 2011, the parties agreed to settle the case for an immaterial

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount, which was accrued in our financial statements during the second quarter of fiscal year 2011. The agreement, which makes clear that we do not admit any liability, was approved by the Court on June 28, 2011.

Adoma Wage and Hour Class Action

On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the Court granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit, which was denied on November 3, 2010. There are approximately 1,500 current and former employees in the class.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

Shareholder Derivative Actions

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

•	Himmel Derivative Action. On March 24, 2011, a shareholder derivative complaint was filed in the Superior Court for the State of Arizona, Maricopa County by Daniel Himmel, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the individual defendants made improper statements and engaged in improper business practices that caused our stock price to drop, led to securities class actions against us, and enhanced regulation and scrutiny by various government entities and regulators. We have not yet been served with the complaint.

•	Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. We have not yet responded to the complaint.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

K.K. Modi Investment and Financial Services Pvt. Ltd.

On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter G. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. On December 14, 2010, the court declined to enter an injunction, but the matter is set for a further hearing on August 30, 2011. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates and we have moved to dismiss this action. We do not currently conduct significant business in India. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India may be adversely affected.

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

University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires December 31, 2012.

Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires September 30, 2014.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

U.S. Department of Education Rulemaking

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

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

Except for the gainful employment metrics discussed below, most of the rules are effective July 1, 2011.

On June 13, 2011, the Department published final regulations, effective July 1, 2012, on the metrics for determining whether an academic program prepares students for gainful employment. The regulations establish three annual, program-level metrics: debt repayment rate, debt-to-discretionary income ratio, and debt-to-total earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years. We believe substantially all of our academic programs prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

The program integrity rules require a large number of reporting and operational changes. We expect to be in substantial compliance with these new reporting and disclosure requirements by their respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates, particularly those requirements with a July 1, 2011 effective date. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. See Part II, Item IA, Risk Factors, for further discussion.

On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as amended. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

U.S. Congressional Hearings

Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings, most recently on June 7, 2011, and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security and the House Education and the Workforce Committee.

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

U.S. Department of Education Program Review

The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In December 2010, the Department commenced a program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covered federal financial aid years 2009 – 2010 and 2010 – 2011 through October 31, 2010. In February 2011, University of Phoenix received an Expedited

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Final Program Review Determination Letter from the Department. There were no significant adverse findings in the program review. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding has been closed. No economic or other sanctions were imposed.

During the third quarter of fiscal year 2011, the Department released our $126 million letter of credit previously posted in connection with our February 2009 program review.

Higher Learning Commission (“HLC”)

In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC in September 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. Based on our discussions with HLC, we believe that our response will be evaluated by a special committee in mid calendar year 2011, and that the committee will make recommendations, if any, to the HLC Board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, pending this review, HLC imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

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

State of Massachusetts Office of the Attorney General Investigation

On May 13, 2011, University of Phoenix received a Civil Investigative Demand from the State of Massachusetts Office of the Attorney General. The Demand relates to an investigation of possible unfair or deceptive methods, acts, or practices by for-profit educational institutions in connection with the recruitment of students and the financing of education. The Demand requires us to produce documents and detailed information and to give testimony regarding a broad spectrum of University of Phoenix’s business for the time period of January 1, 2002 to the present. We believe that Massachusetts is one of a coalition of several states considering investigatory or other inquires into recruiting practices and the financing of education at proprietary educational institutions. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. As of May 31, 2011, our five operating segments are managed in the following four reportable segments:

1. University of Phoenix;

Apollo Global:

2.  BPP;

3.  Other; and

4. Other Schools.

The Apollo Global – Other reportable segment includes Western International University, UNIACC, ULA and Apollo Global corporate operations. The Other Schools reportable segment includes IPD and CFFP, as well as Meritus until its closure in fiscal year 2011, which is discussed further below. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2010 Annual Report on Form 10-K for further discussion of our segments.

In the third quarter of fiscal year 2011, we ceased operations at Meritus and provided the opportunity for Meritus students to enroll in University of Phoenix. Based on our continuing involvement with Meritus’ students, we have not presented Meritus as discontinued operations. In connection with our closure of Meritus, we recorded an insignificant charge in fiscal year 2011 and we do not expect significant charges in future periods resulting from the closure.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
($ in thousands)	2011	2010	2011	2010

Net revenue:
University of Phoenix	$1,112,543	$1,214,194	$3,273,018	$3,314,040
Apollo Global:
BPP	77,371	75,815	209,136	218,135
Other	22,864	18,966	60,002	59,799

Total Apollo Global	100,235	94,781	269,138	277,934
Other Schools	23,038	27,027	67,233	73,051
Corporate	21	1,402	1,512	1,374

Total net revenue	$1,235,837	$1,337,404	$3,610,901	$3,666,399

Operating income (loss):
University of Phoenix	$356,259	$440,800	$995,332	$1,078,233
Apollo Global:
BPP(1)	14,449	13,395	(194,644)	18,204
Other(1)	(5,158)	(12,119)	(25,009)	(21,078)

Total Apollo Global	9,291	1,276	(219,653)	(2,874)
Other Schools	2,980	5,771	4,361	7,620
Corporate(2)	(22,042)	(145,541)	(49,476)	(214,624)

Total operating income	346,488	302,306	730,564	868,355
Reconciling items:
Interest income	867	827	2,635	2,284
Interest expense	(2,383)	(1,979)	(6,207)	(8,107)
Other, net	(1,862)	(1,312)	(1,603)	(2,061)

Income from continuing operations before income taxes	$343,110	$299,842	$725,389	$860,471

(1)	BPP’s operating loss in the nine months ended May 31, 2011 includes a $219.9 million goodwill and other intangibles impairment charge. Refer to Note 8, Goodwill and Intangible Assets, for further discussion. Apollo Global – Other’s operating loss in the three and nine months ended May 31, 2010 includes an $8.7 million goodwill impairment charge for ULA.

(2)	The operating loss for Corporate in the three and nine months ended May 31, 2011 includes charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter of $2.0 million and $4.5 million, respectively. The Corporate operating loss during the three and nine months ended May 31, 2010 includes charges of $132.6 million and $177.1 million, respectively, associated with the same matter. See Note 17, Commitments and Contingencies, for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	May 31,	August 31,
($ in thousands)	2011	2010

Assets:
University of Phoenix	$1,071,649	$1,263,024
Apollo Global:
BPP(1)	304,946	511,124
Other	155,658	116,483

Total Apollo Global	460,604	627,607
Other Schools	28,027	33,114
Corporate	1,591,572	1,677,706

Total assets	$3,151,852	$3,601,451

(1)	We recorded a $219.9 million impairment charge for BPP’s goodwill and other intangibles during the second quarter of fiscal year 2011. Refer to Note 8, Goodwill and Intangible Assets, for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2010, University of Phoenix accounted for approximately 91% of our total consolidated net revenue. University of Phoenix generated 88% of its cash basis revenue for eligible tuition and fees during fiscal year 2010 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule.

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

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•	Initiative to Enhance Student Experience and Outcomes. We are intensely focused on improving student outcomes. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2011. These initiatives include the following:

•	Upgrading our learning and data platforms;

•	Adopting new tools to better support students’ financing decisions for educational costs, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•	Improving our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. After piloting the program for a year, we implemented this policy university-wide in November 2010; and

•	Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010.

We believe the 42.5% reduction in University of Phoenix aggregate New Degreed Enrollment for the first three quarters of fiscal year 2011 compared to the first three quarters of fiscal year 2010 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approaches. We expect that these initiatives will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we believe that these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

•	Regulatory Environment

•	Rulemaking Initiative. In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation.

Except for the gainful employment metrics discussed below, most of the rules are effective July 1, 2011.

On June 13, 2011, the Department published final regulations, effective July 1, 2012, on the metrics for determining whether an academic program prepares students for gainful employment. The regulations establish three annual, program-level metrics: debt repayment rate, debt-to-discretionary income ratio, and debt-to-total earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years. We believe substantially all of our academic programs prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

The program integrity rules require a large number of reporting and operational changes. We expect to be in substantial compliance with these new reporting and disclosure requirements by their respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates, particularly those requirements with a July 1, 2011 effective date. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. See Part II, Item IA, Risk Factors, for further discussion.

On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as amended. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation, college completion, and the proposed “First in the World” competition. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

•	U.S. Congressional Hearings. Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings, most recently on June 7, 2011, and we believe that future hearings may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security and the House Education and the Workforce Committee.

•	90/10 Rule. One requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify a wide range of additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial reporting. Should an institution be subject to such provisional certification at the time that its program participation agreement expired, the effect on recertification of the institution or continued eligibility to participate in Title IV programs pending recertification is uncertain.

For fiscal year 2010, the 90/10 percentage for University of Phoenix was 88%. The University of Phoenix 90/10 Rule percentage for the first nine months of fiscal year 2011 is approximately 100 basis points lower than it was for the comparable period in fiscal year 2010, which we believe is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs. Based on our most recent trends and current near-term expectations, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal years 2011 or 2012. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students and our specific operational initiatives to reduce our 90/10 Rule percentage have had limited impact to date.

Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements.

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

For University of Phoenix, the 2008 cohort default rate was 12.9% and the draft 2009 cohort default rate, which will be finalized in September 2011, was 19%. The University of Phoenix cohort default rate has been increasing over the past several years and we expect this upward pressure may continue due to the challenging economic climate, the growth in recent years in our associate’s degree student population and changes in the manner in which student loans are serviced. However, we believe that our on-going efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our implementation of other student protection initiatives will favorably impact our rates over time. Based on the available preliminary data and assuming the continuing favorable impact of recently implemented internal loan servicing enhancements, we do not expect the University of Phoenix 2010 cohort default rate to exceed 25%.

•	Federal and State Financial Aid Funding. On April 15, 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. The year-round Pell Grant program had been in effect only during the preceding two award years and we believe that the elimination will have only a nominal impact on our financial results. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011-2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. The Obama Administration did not include cuts in the Pell Grant program in its proposed fiscal year 2012 budget, but there have been proposals in Congress to roll back the Pell Grant program to 2008 funding levels, which would reduce the maximum annual Pell Grant by $800 from its current maximum level of $5,550, perhaps as early as July 2012. A reduction in the maximum annual Pell Grant amount likely would result in increased student borrowing, which may adversely impact the gainful employment metrics and cohort default rates for University of Phoenix and Western International University. Any action by Congress that significantly reduces Title IV program funding or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. In addition to possible reductions in federal student financial aid, we believe that the availability of state-funded student financial aid will continue to decline as states deal with historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule calculation. We cannot predict the outcome of the federal or state budget negotiations.

•	Higher Learning Commission (“HLC”). In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC in September 2010 and subsequently received a request for additional information. We have also responded to the supplemental request. Based on our discussions with HLC, we believe that our response will be evaluated by a special committee in mid calendar year 2011, and that the committee will make recommendations, if any, to the HLC Board. If, after review, HLC determines that our response is unsatisfactory, HLC has informed us that it may impose additional unspecified monitoring or sanctions. In addition, pending this review, HLC imposed additional requirements on University of Phoenix with respect to approval of new or relocated campuses and additional locations. These requirements may lengthen or make more challenging the approval process for these sites.

•	Economic Recovery. The U.S. and much of the world economy have been in the midst of an economic downturn in recent years. These conditions contributed to a portion of our enrollment growth in recent fiscal years as an increased number of working learners sought to advance their education to improve their job security or reemployment prospects. We believe that the recent, albeit uneven, improvements in the U.S. economy have reduced this effect on demand for educational services among potential working learners and are a contributing factor in the decline we have experienced in our New Degreed Enrollment in recent quarters. A more robust economic recovery in the U.S. may further impact demand among potential working learners for our services.

•	Opportunities to Expand into New Markets. We believe that there is a growing demand for high quality education outside the U.S. and that we have capabilities and expertise that can be useful in providing these services beyond our current reach. We believe we can deploy our key capabilities in student services, technology and marketing to expand into new markets to further our mission of providing high quality, accessible education. We intend to actively pursue quality opportunities to acquire and/or partner with existing institutions of higher learning where we believe we can achieve long-term attractive growth and value creation.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, please refer to our 2010 Annual Report on Form 10-K, and Part II, Item 1A, Risk Factors, included in this report.

Fiscal Year 2011 Significant Events

In addition to the items discussed above, we experienced the following significant events during fiscal year 2011:

1.	University of Phoenix Academic Annual Report. In December 2010, University of Phoenix published its third Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

2.	University of Phoenix Program Review. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department in respect of the Department’s December 2010 program review. There were no significant adverse findings. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding has been closed. No economic or other sanctions were imposed. Additionally, the Department released our $126 million letter of credit during the third quarter of fiscal year 2011 previously posted in connection with our February 2009 program review. Refer to Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

3.	Changes in Directors. The following changes in directors have occurred during fiscal year 2011:

•	During the second quarter of fiscal year 2011, Stephen J. Giusto resigned from the Board of Directors in connection with his acceptance of employment with Apollo in a senior management position to manage, expand and grow Apollo’s educational services offerings;

•	During the second quarter of fiscal year 2011, James R. Reis ceased to serve as a director of Apollo when his term expired upon the annual meeting of our Class B shareholders;

•	During the third quarter of fiscal year 2011, Darby Shupp was appointed to our Board of Directors; and

•	Subsequent to May 31, 2011, Robert S. Murley was appointed to our Board of Directors.

4.	BPP Goodwill and Other Intangibles Impairment. During the second quarter of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles totaling $219.9 million. Refer to Note 8, Goodwill and Intangible Assets, in Item 1, Financial Statements, for additional information.

5.	Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). On March 7, 2011, the U.S. Supreme Court denied our petition for certiorari in a securities class action lawsuit, In re Apollo Group, Inc. Securities Litigation, which we refer to as the Policeman’s Annuity and Benefit Fund of Chicago matter. As a result, the case has now returned to the District Court to enter judgment against us and address issues related to shareholder claims. We have estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million. The final amount of damages payable may be more, or less, than the estimated range. We believe we have adequate liquidity to fund the satisfaction of the judgment. Refer to Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

6.	Sale-Leaseback. On March 24, 2011, we entered into an agreement to sell our principal office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for $169 million net of transaction fees. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We generated a gain on sale of $27.5 million, which has been deferred and is being recognized on a straight-line basis over the initial lease term. Based on the terms of the agreement, we have classified and are accounting for the lease as an operating lease. The classification as an operating lease required judgment and estimates in developing key assumptions that include, but are not limited to, the lease term, the discount rate used in discounting future lease payments and the economic useful life of the asset.

7.	Apollo Global Change in Management. During the second quarter of fiscal year 2011, Timothy F. Daniels was hired to serve as President of Apollo Global, succeeding Jeff Langenbach who accepted a new assignment with Apollo Group as both Chief of Staff for the Office of the CEO and Chief Administration Officer.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a detailed discussion of our critical accounting policies and estimates, please refer to our 2010 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of May 31, 2011.

Goodwill and Intangible Assets

Our goodwill and intangible assets by reportable segment are summarized below:

	Annual	Goodwill as of		Intangibles, net as of
	Impairment	May 31,	August 31,	May 31,	August 31,
($ in thousands)	Test Date	2011	2010	2011	2010

University of Phoenix	May 31	$37,018	$37,018	$375	$1,050
Apollo Global — BPP(1)	July 1	49,838	241,204	112,303	138,014
Apollo Global — Other
UNIACC	May 31	12,507	12,132	7,325	7,875
ULA	May 31	16,618	14,914	3,522	3,654
Western International University	May 31	1,581	1,581	—	—
Other Schools
CFFP	August 31	15,310	15,310	—	—

(1)	We recorded a $219.9 million impairment charge for BPP’s goodwill and other intangibles during the second quarter of fiscal year 2011. See further discussion below.

Goodwill impairment tests are subjective and require management to use considerable judgment and estimates in developing key assumptions. Although we have provided an update below for our impairment tests performed in the first nine months of fiscal year 2011, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Critical Accounting Policies and Estimates – Goodwill and Intangible Assets in our 2010 Annual Report on Form 10-K for a further description of the valuation methods we employ and the critical assumptions and estimates used in determining the fair value for all of our goodwill and intangible asset impairment tests.

At May 31, 2011, we completed our annual goodwill and indefinite lived intangible asset impairment tests for the following reporting units that have goodwill impairment test dates of May 31:

•	University of Phoenix,

•	UNIACC,

•	ULA, and

•	Western International University.

At May 31, 2011, the fair value of each of these reporting units exceeded the carrying value of their respective net assets resulting in no goodwill impairment charges recorded. For University of Phoenix, UNIACC and Western International University, this excess as a percentage of fair value was at least 45%, and the excess for ULA was approximately 16%.

We believe the assumptions used in our May 31 goodwill and indefinite lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. To determine the fair value for our University of Phoenix and Western International University reporting units, we used market multiple information and recent transaction data, if applicable, of comparable sized companies. For our UNIACC and ULA reporting units, we determined fair value by using a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. Specifically, for our UNIACC and ULA reporting units, the key assumptions used in our analysis include the following:

•	Projected net revenue growth at UNIACC through its established online and working learner educational programs, and projected net revenue growth at ULA through its working learner educational programs offered through a blend of on-campus and online modalities. If the projected revenue growth from these programs does not materialize, we may be required in the future to record impairment charges for our goodwill and intangible assets.

•	Discount rates for UNIACC and ULA of 15.5% and 16.5%, respectively, and a terminal growth rate of 5% for both reporting units. For sensitivity purposes, a 100 basis point change in either of these assumptions would not have resulted in the carrying value exceeding the fair value for either reporting unit.

Our UNIACC and ULA reporting units also have indefinite lived intangible assets consisting of trademarks and accreditations totaling $7.7 million as of May 31, 2011. We performed a fair value analysis of these indefinite lived intangible assets and determined there was no impairment.

BPP Reporting Unit

During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its finance and accountancy professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.

The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.

To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. These weighting factors are consistent with those used in our previous annual goodwill impairment analysis. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

•	the markets in which BPP’s professional training programs operate in will experience further declines in the near term, and a recovery in the market for such programs will take longer than previously expected,

•	decreased our pricing assumptions for degree programs at BPP’s University college, given the emerging competitive landscape and the implementation of the U.K. government’s review of funding for Higher Education, and

•	a 13.5% discount rate and 3.0% terminal growth rate.

Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This was the second time that we had received new information that has caused us to revise our forecasts for BPP and record impairment charges. Although our projections assume that these markets will ultimately stabilize, we may be required to record additional impairment charges or write-off the remaining goodwill and other intangibles balances of $49.8 million and $112.3 million, respectively, for the BPP reporting unit if there are further deteriorations in the professional training program markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected revenue growth at BPP’s University College.

Accordingly, we performed an interim step two analysis which required us to value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The amount of the goodwill impairment charge was derived by comparing the implied fair value of goodwill from the hypothetical purchase price allocation to its carrying value. The significant hypothetical purchase price adjustments included in the interim step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on appraisals.

•	Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the relief-from-royalty and cost savings valuation methods. Our interim impairment tests for these indefinite lived intangible assets utilized the same assumptions used in the BPP reporting unit goodwill impairment analysis which resulted in a lower fair value estimate for BPP’s trademark.

•	Adjusting all other finite lived intangible assets to estimated fair value using a variety of methods under the income approach. As a result of this analysis, we determined that all significant finite lived intangible assets were not impaired in the second quarter of fiscal year 2011.

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

As shown in the table above, we will prepare our annual goodwill impairment analysis for BPP and CFFP in the fourth quarter of fiscal year 2011. Goodwill impairment tests are subjective and require the use of considerable judgment and estimates. Depending upon the outcome of our annual goodwill impairment analysis, we may be required to record impairment charges for our goodwill and intangible assets.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements, please refer to our 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

We have included below a discussion of our operating results and significant items which explain the material changes in our operating results during the three and nine months ended May 31, 2011 compared to the three and nine months ended May 31, 2010.

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

Effective during the first quarter of fiscal year 2011, we revised our presentation of operating expenses and reclassified prior periods to conform to our revised presentation. There were no changes to total operating expenses or operating income as a result of these reclassifications. Please refer to Note 3, Reclassifications, in Item 1, Financial Statements, for further discussion. We categorize our operating expenses as follows:

•	Instructional and student advisory – consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•	Marketing – the substantial majority of costs consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions.

•	Admissions advisory – the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative – consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provisions for uncollectible accounts receivable — consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

•	Depreciation and amortization – consist of depreciation expense on our property and equipment and amortization of our finite-lived intangible assets.

For the three months ended May 31, 2011 compared to the three months ended May 31, 2010

Analysis of Condensed Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended May 31,
			% of Net Revenue		%
($ in thousands)	2011	2010	2011	2010	Change

Net revenue	$1,235,837	$1,337,404	100.0%	100.0%	(7.6%)
Costs and expenses:
Instructional and student advisory	458,145	441,700	37.1%	33.0%	3.7%
Marketing	161,034	151,668	13.0%	11.3%	6.2%
Admissions advisory	99,923	116,344	8.1%	8.7%	(14.1%)
General and administrative	87,857	75,362	7.1%	5.6%	16.6%
Provision for uncollectible accounts receivable	39,217	72,011	3.2%	5.4%	(45.5%)
Depreciation and amortization	41,125	36,701	3.3%	2.8%	12.1%
Estimated litigation loss	2,048	132,600	0.2%	9.9%	*
Goodwill and other intangibles impairment	—	8,712	—	0.7%	*

Total costs and expenses	889,349	1,035,098	72.0%	77.4%	(14.1%)

Operating income	346,488	302,306	28.0%	22.6%	14.6%
Interest income	867	827	0.1%	0.1%	4.8%
Interest expense	(2,383)	(1,979)	(0.2%)	(0.2%)	(20.4%)
Other, net	(1,862)	(1,312)	(0.1%)	(0.1%)	(41.9%)

Income from continuing operations before income taxes	343,110	299,842	27.8%	22.4%	14.4%
Provision for income taxes	(130,385)	(122,390)	(10.6%)	(9.1%)	(6.5%)

Income from continuing operations	212,725	177,452	17.2%	13.3%	19.9%
Income from discontinued operations, net of tax	540	2,084	0.1%	0.1%	(74.1%)

Net income	213,265	179,536	17.3%	13.4%	18.8%
Net income attributable to noncontrolling interests	(825)	(253)	(0.1%)	—	*

Net income attributable to Apollo	$212,440	$179,283	17.2%	13.4%	18.5%

*	not meaningful

Net Revenue

Our net revenue decreased $101.6 million, or 7.6%, in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010. The decrease was primarily attributable to University of Phoenix’s 8.4% decrease in net revenue principally due to lower enrollments, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.

Instructional and Student Advisory

Instructional and student advisory increased $16.4 million, or 3.7%, in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 410 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs.

Marketing

Marketing increased $9.4 million, or 6.2%, in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 170 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily the result of higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and increases in advertising rates due to improving general economic conditions.

Admissions Advisory

Admissions advisory decreased $16.4 million, or 14.1%, in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 60 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel. The decrease in admissions advisory was partially offset by higher average employee compensation costs.

General and Administrative

General and administrative increased $12.5 million, or 16.6%, in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 150 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily attributable to higher employee compensation costs and other expenses associated with investment in our information technology resources and capabilities.

Provision for Uncollectible Accounts Receivable

Provision for uncollectible accounts receivable decreased $32.8 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 220 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in New Degreed Enrollment;

•	a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•	requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes. We believe these initiatives will continue to favorably impact our provision for uncollectible accounts receivable in the future.

Depreciation and Amortization

Depreciation and amortization increased $4.4 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010, which represents a 50 basis point increase as a percentage of net revenue. The increase was primarily due to increased depreciation related to information technology, network infrastructure, and software. This was partially offset by a decrease in amortization of BPP intangible assets and depreciation of our principal office buildings in respect of which we entered into a sale-leaseback arrangement.

Estimated Litigation Loss

We recorded a $2.0 million charge in the third quarter of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter. In the third quarter of fiscal year 2010, we recorded $132.6 million charge related to this matter. See Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Goodwill and Other Intangibles Impairment

We recorded an $8.7 million impairment of ULA’s goodwill during the third quarter of fiscal year 2010.

Interest Income

Interest income was essentially flat in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010.

Interest Expense

Interest expense increased $0.4 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 primarily due to a increase in average borrowings.

Other, Net

Other, net in the third quarters of fiscal years 2011 and 2010 primarily consists of net foreign currency losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for continuing operations was 38.0% and 40.8% for the third quarters of fiscal year 2011 and 2010, respectively. The decrease was primarily attributable to a $9.6 million tax benefit recorded during the third quarter of fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010.

Income from Discontinued Operations, Net of Tax

Income from discontinued operations, net of tax, relates to our Insight Schools business, which we sold during the second quarter of fiscal year 2011. Please refer to Note 5, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended May 31,		$	%
($ in thousands)	2011	2010	Change	Change

Net revenue:
University of Phoenix	$1,112,543	$1,214,194	$(101,651)	(8.4%)
Apollo Global:
BPP	77,371	75,815	1,556	2.1%
Other	22,864	18,966	3,898	20.6%

Total Apollo Global	100,235	94,781	5,454	5.8%
Other Schools	23,038	27,027	(3,989)	(14.8%)
Corporate(1)	21	1,402	(1,381)	*

Total net revenue	$1,235,837	$1,337,404	$(101,567)	(7.6%)

Operating income (loss):
University of Phoenix	$356,259	$440,800	$(84,541)	(19.2%)
Apollo Global:
BPP	14,449	13,395	1,054	7.9%
Other	(5,158)	(12,119)	6,961	57.4%

Total Apollo Global	9,291	1,276	8,015	*
Other Schools	2,980	5,771	(2,791)	(48.4%)
Corporate(1)	(22,042)	(145,541)	123,499	*

Total operating income	$346,488	$302,306	$44,182	14.6%

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the third quarters of fiscal year 2011 and 2010 includes $2.0 and $132.6 million of charges, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

University of Phoenix

The $101.7 million, or 8.4%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%.

We have also announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2011. These tuition price and other fee changes will generally be in the range of 3-5%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

The following table details University of Phoenix enrollment in the third quarter of fiscal year 2011 and the third quarter of fiscal year 2010:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
	Quarter Ended May 31,		%	Quarter Ended May 31,		%	May 31,	May 31,	%
(rounded to the nearest hundred)	2011	2010	Change	2011	2010	Change	2011(3)	2010(4)	Change
Associate’s	147,900	212,100	(30.3%)	23,400	50,200	(53.4%)	151,700	206,700	(26.6%)
Bachelor’s	184,500	186,400	(1.0%)	24,000	31,700	(24.3%)	182,900	182,200	0.4%
Master’s	58,500	70,400	(16.9%)	7,900	11,300	(30.1%)	59,800	71,100	(15.9%)
Doctoral	7,500	7,600	(1.3%)	700	900	(22.2%)	7,500	7,600	(1.3%)

Total	398,400	476,500	(16.4%)	56,000	94,100	(40.5%)	401,900	467,600	(14.1%)

(1)	Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter;

•	students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree or a bachelor’s degree graduate returns for a master’s degree); and

•	students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

(2)	New Degreed Enrollment for each quarter is composed of:

•	new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a credit bearing course in the quarter;

•	students who have previously graduated from a degree program and start a new degree program in the quarter; and

•	students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

(3)	Represents the average of Degreed Enrollment for the quarters ended February 28, 2011 and May 31, 2011.

(4)	Represents the average of Degreed Enrollment for the quarters ended February 28, 2010 and May 31, 2010.

University of Phoenix Average Degreed Enrollment decreased 14.1% in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 primarily due to the 40.5% decrease in New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

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

In addition, we believe that the decline in enrollment was partly the result of increased competition as non-profit schools continue to expand their services to compete for non-traditional students, especially working learners, and increased competition in the proprietary sector.

We expect that the initiatives detailed above will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we continue to believe that these efforts are in the best interest of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.

Operating income in our University of Phoenix segment decreased $84.5 million, or 19.2%, during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010. This decrease was primarily attributable to the following:

•	The 8.4% decrease in University of Phoenix net revenue;

•	An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, depreciation related to computer equipment and software, and curriculum development and delivery costs; and

•	An increase in marketing costs primarily attributable to higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and increases in advertising rates due to improving general economic conditions.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in New Degreed Enrollment;

•	a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•	requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes. We believe these initiatives will continue to favorably impact our provision for uncollectible accounts receivable in the future.

•	Lower headcount in admissions advisory and certain marketing functions primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel.

Apollo Global

The $5.5 million increase in Apollo Global net revenue during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 was primarily attributable to the favorable impact of foreign exchange rates due to a general weakening of the U.S. dollar during the respective periods.

Apollo Global’s operating income increased $8.0 million during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 principally due to the $8.7 million impairment of ULA’s goodwill in the third quarter of fiscal year 2010, the increase in net revenue, and a $1.9 million decrease in intangible asset amortization. The increase was partially offset by higher marketing costs at the Apollo Global subsidiaries.

Other Schools

The decrease in Other Schools net revenue and operating income during the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 was principally due to a decrease in the number of client institutions serviced by IPD. The decrease in operating income was partially offset by reduced expenses at Meritus resulting from its closure in fiscal year 2011. See Note 18, Segment Reporting, Item 1, Financial Statements, for further discussion.

For the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010

Analysis of Condensed Consolidated Statements of Income

The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Nine Months Ended May 31,
			% of Net Revenue		%
($ in thousands)	2011	2010	2011	2010	Change

Net revenue	$3,610,901	$3,666,399	100.0%	100.0%	(1.5%)
Costs and expenses:
Instructional and student advisory	1,335,601	1,287,833	37.0%	35.1%	3.7%
Marketing	484,392	444,593	13.4%	12.1%	9.0%
Admissions advisory	315,958	349,767	8.8%	9.6%	(9.7%)
General and administrative	257,075	214,821	7.1%	5.9%	19.7%
Provision for uncollectible accounts receivable	141,666	208,593	3.9%	5.7%	(32.1%)
Depreciation and amortization	117,369	106,625	3.3%	2.9%	10.1%
Estimated litigation loss	4,503	177,100	0.1%	4.8%	*
Goodwill and other intangibles impairment	219,927	8,712	6.1%	0.2%	*
Restructuring	3,846	—	0.1%	—	*

Total costs and expenses	2,880,337	2,798,044	79.8%	76.3%	2.9%

Operating income	730,564	868,355	20.2%	23.7%	(15.9%)
Interest income	2,635	2,284	0.1%	0.1%	15.4%
Interest expense	(6,207)	(8,107)	(0.2%)	(0.2%)	23.4%
Other, net	(1,603)	(2,061)	—	(0.1%)	22.2%

Income from continuing operations before income taxes	725,389	860,471	20.1%	23.5%	(15.7%)
Provision for income taxes	(376,016)	(341,435)	(10.4%)	(9.3%)	(10.1%)

Income from continuing operations	349,373	519,036	9.7%	14.2%	(32.7%)
Income (loss) from discontinued operations, net of tax	2,487	(8,854)	—	(0.3%)	*

Net income	351,860	510,182	9.7%	13.9%	(31.0%)
Net loss attributable to noncontrolling interests	31,955	1,849	0.9%	0.1%	*

Net income attributable to Apollo	$383,815	$512,031	10.6%	14.0%	(25.0%)

*	not meaningful

Net Revenue

Our net revenue decreased $55.5 million, or 1.5%, in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010. The decrease was primarily attributable to University of Phoenix’s 1.2% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. The remaining decrease was primarily attributable to decreased net revenue at BPP principally due to lower student enrollment. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.

Instructional and Student Advisory

Instructional and student advisory increased $47.8 million, or 3.7%, in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents a 190 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, and increased curriculum development and delivery costs.

Marketing

Marketing increased $39.8 million, or 9.0%, in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents a 130 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily the result of higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and increases in advertising rates due to improving general economic conditions.

Admissions Advisory

Admissions advisory decreased $33.8 million, or 9.7%, in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents an 80 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount primarily attributable to a strategic reduction in force during the first quarter of fiscal year 2011. See further discussion at Restructuring below. The decrease in admissions advisory was partially offset by higher average employee compensation costs.

General and Administrative

General and administrative increased $42.3 million, or 19.7%, in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents a 120 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is primarily attributable to higher employee compensation costs and other expenses associated with investment in our information technology resources and capabilities.

Provision for Uncollectible Accounts Receivable

Provision for uncollectible accounts receivable decreased $66.9 million in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents a 180 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in New Degreed Enrollment;

•	a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•	requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes. We believe these initiatives will continue to favorably impact our provision for uncollectible accounts receivable in the future.

The decrease at University of Phoenix was partially offset by increased bad debt during the first quarter of fiscal year 2011 at UNIACC due to additional uncertainty about the collectability of accounts receivable related to a specific program.

Depreciation and Amortization

Depreciation and amortization increased $10.7 million in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which represents a 40 basis point increase as a percentage of net revenue. The increase was primarily due to increased depreciation related to information technology, network infrastructure, and software. This was partially offset by a decrease in amortization of BPP intangible assets.

Estimated Litigation Loss

We recorded aggregate charges of $4.5 million in the first nine months of fiscal year 2011 for incremental post-judgment interest and additional estimated future legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). In the first nine months of fiscal year 2010, we recorded $177.1 million of charges related to this matter. See Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

Goodwill and Other Intangibles Impairment

We recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively, during the second quarter of fiscal year 2011. See Note 8, Goodwill and Intangibles Assets, in Item 1, Financial Statements, for further discussion. We recorded an $8.7 million impairment of ULA’s goodwill during the third quarter of fiscal year 2010.

Restructuring

We recorded a $3.8 million charge in the first quarter of fiscal year 2011 associated with a strategic reduction in force that eliminated approximately 700 full-time positions, principally among admissions personnel. The personnel reductions were designed to streamline our operations and to better align our operations with our business strategy, revised business model and outlook. We began realizing related employee compensation expense reductions of approximately $8 million per quarter beginning in the second quarter of fiscal year 2011. See Note 4, Restructuring, in Item 1, Financial Statements, for further discussion.

Interest Income

Interest income was essentially flat in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010.

Interest Expense

Interest expense decreased $1.9 million in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 primarily due to a decrease in average borrowings.

Other, Net

Other, net in the first nine months of fiscal years 2011 and 2010 primarily consists of net foreign currency losses related to our international operations.

Provision for Income Taxes

Our effective income tax rate for continuing operations was 51.8% and 39.7% for the first nine months of fiscal year 2011 and 2010, respectively. The increase was primarily attributable to the following:

•	BPP goodwill impairment recorded in the second quarter of fiscal year 2011 discussed above for which we do not receive a tax benefit; and

•	An $11.4 million tax benefit recorded in the first quarter of fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003.

The increase was partially offset by a $9.6 million tax benefit recorded during the third quarter of fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010.

Income (loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax, relates to our Insight Schools business, which we sold in the second quarter of fiscal year 2011. Please refer to Note 5, Discontinued Operations, in Item 1, Financial Statements, for further discussion.

Net Loss Attributable to Noncontrolling Interests

The increase in net loss attributable to noncontrolling interests during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of BPP’s goodwill and other intangibles impairment discussed above.

Analysis of Operating Results by Reportable Segment

The table below details our operating results by reportable segment for the periods indicated:

	Nine Months Ended
	May 31,		$	%
($ in thousands)	2011	2010	Change	Change

Net revenue
University of Phoenix	$3,273,018	$3,314,040	$(41,022)	(1.2%)
Apollo Global:
BPP	209,136	218,135	(8,999)	(4.1%)
Other	60,002	59,799	203	0.3%

Total Apollo Global	269,138	277,934	(8,796)	(3.2%)
Other Schools	67,233	73,051	(5,818)	(8.0%)
Corporate(1)	1,512	1,374	138	10.0%

Total net revenue	$3,610,901	$3,666,399	$(55,498)	(1.5%)

Operating income (loss)
University of Phoenix	$995,332	$1,078,233	$(82,901)	(7.7%)
Apollo Global:
BPP	(194,644)	18,204	(212,848)	*
Other	(25,009)	(21,078)	(3,931)	(18.6%)

Total Apollo Global	(219,653)	(2,874)	(216,779)	*
Other Schools	4,361	7,620	(3,259)	(42.8%)
Corporate(1)	(49,476)	(214,624)	165,148	*

Total operating income	$730,564	$868,355	$(137,791)	(15.9%)

*	not meaningful

(1)	The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in the first nine months of fiscal year 2011 and 2010 includes $4.5 and $177.1 million of charges, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

University of Phoenix

The $41.0 million, or 1.2%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military and other veteran students in selective programs, were generally in the range of 4-6%. In addition, we experienced a favorable mix shift toward higher degree-level programs.

We have also announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2011. These tuition price and other fee changes will generally be in the range of 3-5%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

The following table details University of Phoenix enrollment for the first nine months of fiscal years 2011 and 2010:

				Aggregate New
	Average Degreed Enrollment			Degreed Enrollment(3)
	May 31,	May 31,	%	Nine Months Ended May 31,		%
(rounded to the nearest hundred)	2011(1)	2010(2)	Change	2011	2010	Change
Associate’s	170,400	205,000	(16.9%)	66,300	145,500	(54.4%)
Bachelor’s	186,700	174,800	6.8%	67,700	95,100	(28.8%)
Master’s	63,600	71,300	(10.8%)	24,600	36,600	(32.8%)
Doctoral	7,500	7,300	2.7%	2,100	2,500	(16.0%)

Total	428,200	458,400	(6.6%)	160,700	279,700	(42.5%)

(1)	Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011 and May 31, 2011.

(2)	Represents the average of Degreed Enrollment for the quarters ended August 31, 2009, November 30, 2009, February 28, 2010 and May 31, 2010.

(3)	Aggregate New Degreed Enrollment represents the sum of the first, second and third quarters New Degreed Enrollment in the respective fiscal years.

University of Phoenix Average Degreed Enrollment decreased 6.6% in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 primarily due to the 42.5% decrease in aggregate New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

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

In addition, we believe that the decline in enrollment was partly the result of increased competition as non-profit schools continue to expand their services to compete for non-traditional students, especially working learners, and increased competition in the proprietary sector.

We expect that the initiatives detailed above will continue to reduce University of Phoenix enrollment for the remainder of fiscal year 2011 and net revenue, operating income and cash flow in fiscal years 2011 and 2012, and potentially beyond. However, we continue to believe that these efforts are in the best interest of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.

Operating income in our University of Phoenix segment decreased $82.9 million, or 7.7%, during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010. This decrease was primarily attributable to the following:

•	The 1.2% decrease in University of Phoenix net revenue;

•	An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to certain student advisory and infrastructure support functions, depreciation related to computer equipment and software, and curriculum development and delivery costs; and

•	An increase in marketing costs primarily attributable to higher advertising expenditures driven by the increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition for higher degree level students and increases in advertising rates due to improving general economic conditions.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in New Degreed Enrollment;

•	a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•	requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes. We believe these initiatives will continue to favorably impact our provision for uncollectible accounts receivable in the future.

•	Lower headcount in admissions advisory and certain marketing functions primarily attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel.

Apollo Global

The $8.8 million decrease in Apollo Global net revenue during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was primarily attributable to BPP. The decrease at BPP was principally due to lower student enrollment.

Apollo Global’s operating loss increased $216.8 million during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 principally due to BPP’s $219.9 million goodwill and other intangibles impairment charge in the second quarter of fiscal year 2011. The increased operating loss was also attributable to the decrease in BPP net revenue, higher marketing costs at the Apollo Global subsidiaries, and an increase in UNIACC bad debt in the first quarter of fiscal year 2011 due to additional uncertainty about the collectability of accounts receivable related to a specific program.

The above factors were partially offset by the $8.7 million impairment of ULA’s goodwill in the third quarter of fiscal year 2010, and a $7.9 million decrease in intangible asset amortization.

Other Schools

The decrease in Other Schools net revenue and operating income during the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010 was principally due to a decrease in the number of client institutions serviced by IPD. The decrease in operating income was partially offset by reduced expenses at Meritus resulting from its closure in fiscal year 2011. See Note 18, Segment Reporting, Item 1, Financial Statements, for further discussion.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at May 31, 2011 and August 31, 2010:

			% of Total Assets
	May 31,	August 31,	May 31,	August 31,	%
($ in thousands)	2011	2010	2011	2010	Change

Cash and cash equivalents	$1,426,346	$1,284,769	45.3%	35.7%	11.0%
Restricted cash and cash equivalents	376,474	444,132	11.9%	12.3%	(15.2%)
Long-term restricted cash and cash equivalents	—	126,615	—	3.5%	(100.0%)

Total	$1,802,820	$1,855,516	57.2%	51.5%	(2.8%)

Cash and cash equivalents (excluding restricted cash) increased $141.6 million primarily due to $680.9 million of cash provided by operations, a $194.3 million decrease in restricted cash principally due to the return of collateral resulting from the release of a letter of credit, and $169.0 million of proceeds from the sale-leaseback of our principal office buildings in Phoenix, Arizona. These items were partially offset by $413.6 million used for payments on borrowings (net of proceeds from borrowings), $408.2 million used for share repurchases, and $119.7 million used for capital expenditures.

During fiscal year 2010, we received an unfavorable ruling by the Ninth Circuit Court of Appeals in our Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter. We have estimated that the damages for this matter could range from $127.2 million to $228.0 million, plus incremental post-judgment interest and additional estimated future legal costs since June 23, 2010. The final amount of damages payable may be more, or less, than the estimated range. We believe we have adequate liquidity to fund the satisfaction of the judgment. Refer to Note 17, Commitments and Contingencies, in Item 1, Financial Statements, for further discussion.

We measure our money market funds included in cash and restricted cash equivalents at fair value. At May 31, 2011, we had money market funds of $1,766.6 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.

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

The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at May 31, 2011 was 1.1%.

The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at May 31, 2011.

BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $84.9 million as of May 31, 2011) credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at May 31, 2011 was 4.0%.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at May 31, 2011.

Other – Other debt includes $9.7 million of variable rate debt and $12.1 million of fixed rate debt as of May 31, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The weighted average interest rate of these debt instruments at May 31, 2011 was 6.2%.

Cash Flows

Operating Activities

The following table provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended
	May 31,
($ in thousands)	2011	2010

Net income	$351,860	$510,182
Non-cash items	519,130	471,771
Changes in certain assets and liabilities, excluding the impact of disposition	(190,096)	(177,173)

Net cash provided by operating activities	$680,894	$804,780

Nine Months Ended May 31, 2011 – Our non-cash items primarily consisted of a $219.9 million goodwill and other intangibles impairment, a $141.7 million provision for uncollectible accounts receivable, $117.4 million of depreciation and amortization, and $50.5 million of share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $89.9 million decrease in student deposits, a $81.2 million increase in gross accounts receivable, and a $60.8 million decrease in deferred revenue. These items were partially offset by an increase in other liabilities and a decrease in prepaid taxes.

Nine Months Ended May 31, 2010 – Our non-cash items primarily consisted of a $208.6 million provision for uncollectible accounts receivable, a $177.1 million charge associated with our Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter, $108.0 million of depreciation and amortization, $46.2 million of share-based compensation and goodwill impairments totaling $18.1 million. These items were partially offset by

$69.6 million of deferred income taxes. The changes in certain operating assets and liabilities primarily consisted of a $175.8 million increase in gross accounts receivable primarily due to increased enrollment and lower collection rates on aged receivables, and a $59.4 million decrease in accounts payable and accrued liabilities due to an $80.5 million lawsuit settlement payment, including legal fees. These items were partially offset by increases in income taxes payable and other liabilities of $35.2 million and $24.4 million, respectively.

We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2011, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 23 days compared to 30 days as of August 31, 2010 and May 31, 2010. The decrease in days sales outstanding was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in New Degreed Enrollment;

•	a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•	requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes.

Investing Activities

The following table provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended
	May 31,
($ in thousands)	2011	2010

Change in restricted cash and cash equivalents	$194,273	$(49,924)
Proceeds from sale-leaseback, net	169,018	—
Maturities of marketable securities	10,000	—
Proceeds from disposition	9,612	—
Capital expenditures	(119,726)	(108,316)

Net cash provided by (used in) investing activities	$263,177	$(158,240)

Nine Months Ended May 31, 2011 – Cash provided by investing activities primarily consisted of a $194.3 million decrease in restricted cash principally due to the return of collateral resulting from the release of a letter of credit, $169.0 million of proceeds from the sale-leaseback of our principal office buildings in Phoenix, Arizona, $10 million from marketable securities maturities and $9.6 million of proceeds from our sale of Insight Schools. This was partially offset by $119.7 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software.

We anticipate that our fiscal year 2011 capital expenditures will be relatively consistent with the fiscal year 2010 amount.

Nine Months Ended May 31, 2010 – Cash used for investing activities primarily consisted of $108.3 million used for capital expenditures that primarily relates to investments in our computer equipment and software, and a $49.9 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid.

Financing Activities

The following table provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended
	May 31,
($ in thousands)	2011	2010

Payments on borrowings, net	$(413,643)	$(406,951)
Apollo Group Class A common stock purchased for treasury	(408,220)	(341,161)
Other	18,329	27,096

Net cash used in financing activities	$(803,534)	$(721,016)

Nine Months Ended May 31, 2011 – Cash used in financing activities primarily consisted of $413.6 million used for payments on borrowings (net of proceeds from borrowings), and $408.2 million used for share repurchases.

Nine Months Ended May 31, 2010 – Cash used in financing activities primarily consisted of $407.0 million used for net payments on borrowings and $341.2 million used for the repurchase of our Class A common stock.

Contractual Obligations and Other Commercial Commitments

During the first nine months of fiscal year 2011, we had the following material changes in our contractual obligations and other commercial commitments:

•	We repaid the U.S. dollar denominated debt on our Bank Facility of $400.1 million;

•	On March 24, 2011, we entered into an agreement to sell our principal office buildings in Phoenix, Arizona plus the related land and parking facilities comprising approximately 600,000 square feet of office space for $169 million net of transaction fees. Pursuant to the agreement, we have simultaneously leased back the facilities for an initial term of 20 years, with four five-year renewal options. We are required to pay rent of $12 million for the initial year, which is increased 2% per year until the end of the initial lease term. We generated a gain on sale of $27.5 million, which has been deferred and is being recognized on a straight-line basis over the initial lease term. Based on the terms of the agreement, we have classified and are accounting for the lease as an operating lease. The classification as an operating lease required judgment and estimates in developing key assumptions that include, but are not limited to, the lease term, the discount rate used in discounting future lease payments and the economic useful life of the asset; and

•	During the third quarter of fiscal year 2011, the Department released our $126 million letter of credit previously posted in connection with our February 2009 program review.

There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2010 through May 31, 2011. Information regarding our contractual obligations and commercial commitments is provided in our 2010 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 17, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.

Item 1A. Risk Factors

In addition to the updated risk factors set forth below, please see the risk factors included in our 2010 Annual Report on Form 10-K.

Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

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

The Department published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the Department published final regulations on metrics for gainful employment programs effective July 1, 2012. In addition to the rules, the Department routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. The Department has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.

The program integrity rules require a large number of reporting and operational changes, some of which are described below. We expect to be in substantial compliance with these new reporting and disclosure requirements by their respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates, particularly those requirements with a July 1, 2011 effective date. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows.

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

In the final regulations adopted by the Department, these twelve safe harbors are eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the admissions process for our students, we began considering an alternative compensation structure for our admissions personnel in early 2009. We developed this new structure, which we believe complies with the Department’s new rule, over the past fifteen months and implemented it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.

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

The elimination of the existing twelve safe harbors also affects the manner in which we conduct our IPD business. Our IPD business currently utilizes a revenue sharing model with its client institutions, which is expressly permitted under one of the twelve incentive compensation safe harbors. We have had to modify this economic model to comply with the rules which are effective July 1, 2011, which among other things, has required changes to existing customer contracts. This has adversely affected the IPD business. IPD’s net revenue and operating income represented less than 2% of our consolidated net revenue and operating income in fiscal year 2010 and for the first nine months of fiscal year 2011.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of May 31, 2011, University of Phoenix is authorized to operate or has confirmed an exemption to operate based upon its accreditation and has a physical presence in 40 states, Puerto Rico and the District of Columbia. University of Phoenix has held these authorizations or has confirmed an exemption for specific authority to operate based upon its accreditation for periods ranging from less than three years to over 25 years. As of May 31, 2011, University of Phoenix has also been approved to operate or has confirmed an exemption to operate based upon its accreditation in Alaska, Montana and South Dakota, but does not yet have a physical presence in these states. In five states, including California, University of Phoenix is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new regulations adopted by the U.S. Department of Education, which become effective July 1, 2011, we will be required to seek and obtain specific regulatory approval to operate in four of these states and would not be entitled to rely on available exemptions based on accreditation. This includes California, Colorado, Hawaii and New Mexico. In addition, we would not be able to operate under previously confirmed exemptions in Montana and South Dakota if and when we elect to establish a physical presence in those states and we would be required to seek and obtain specific regulatory approval. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. There are annual waivers available in the final regulations that could allow us to continue to operate without specific state approval in these states through July 1, 2013. In order to obtain such annual waivers, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the four states noted above and have filed a request for an annual waiver through July 1, 2012 with the U.S. Department of Education. While we have no assurance that the waivers will be granted, we have reason to believe that they will be forthcoming in due course. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

Gainful Employment

Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. Under these rules, beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, which requirement is phased in during a transition period ending October 1, 2011. This notification must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. Unless the Department, in its discretion, requires approval for new programs, a school is not required to obtain formal Department approval if the notification is submitted on a timely basis. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.

The final gainful employment rules also define – for the first time – the standards that will be used to measure “preparation for gainful employment.” The rules establish three annual standards related to student loan borrowing by which gainful employment will be gauged, effective July 1, 2012:

1.	Annual loan repayment rate, which assesses whether the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid at a rate that implies gainful employment. Generally, the annual loan repayment rate for an academic program is the percentage of student loans incurred to fund the costs of a program that are in satisfactory repayment three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates.

2.	Discretionary income threshold, which determines whether the annual repayment required on student loan debt attributable to the direct costs of the academic program (e.g., excluding the portion of loans to fund student living expenses) by those who completed the program is reasonable compared to their discretionary income. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person. Like the repayment rate, the debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

3.	Actual earnings threshold, which determines whether the annual repayment required on loan debt attributable to the direct costs of the academic program (e.g., excluding the portion of loans to fund student living expenses) by those who completed the program is reasonable when compared to their actual annual earnings. The median annual loan payment amount for the applicable cohort of students

(calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings. Like the repayment rate, the debt-to-total earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

An academic program that passes any one standard is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model.

The annual loan repayment for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program, and includes federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate or to an associate’s degree;

•	15 years for programs that lead to a bachelor’s or master’s degree;

•	20 years for programs that lead to a doctoral or first-professional degree.

The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013, and 2014. For that first year of potential ineligibility, however, the Department will limit the number of programs subject to loss of eligibility by sector, taking into account the lowest repayment rates and the numbers of students impacted. We believe substantially all of our academic programs prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

The above description of the proposed gainful employment rules is qualified in its entirety by the text of the final rules and other information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.

The requirements for reporting information relating to our programs to the Department and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. The exposure to these external factors may reduce our ability to confidently offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.

System disruptions and security threats to our computer networks could have a material adverse effect on our business.

The performance and reliability of our computer network infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and on-ground operations. We have only limited redundancies in our core computer and network infrastructure, which is concentrated in a single geographic area. We are currently evaluating our information technology systems to identify and address design and hardware risks. Because we do not have real-time comprehensive redundancies in our IT infrastructure, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere. An event such as this may require equipping and restoring activities that could take up to several weeks to complete. The disruption from such an event could significantly impact our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows, and could adversely affect our compliance with applicable regulations and accrediting body standards.

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

During the three months ended May 31, 2011, we repurchased approximately 4.1 million shares of our Class A common stock at a total cost of $167.3 million, representing a weighted average purchase price of $40.26 per share. The table below details our share repurchases during the three months ended May 31, 2011:

			Total Number
			of Shares
			Repurchased as
			Part of Publicly	Maximum Value
	Total # of	Average	Announced	of Shares
	Shares	Price Paid	Plans or	Available for
(numbers in thousands, except per share amounts)	Repurchased	per Share	Programs	Repurchase

Treasury stock as of February 28, 2011	46,960	$56.38	46,960	$525,000
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(90)	56.38	(90)	—

Treasury stock as of March 31, 2011	46,870	56.38	46,870	525,000
New authorizations	—	—	—	—
Shares repurchased	3,776	40.29	3,776	(152,135)
Shares reissued	(68)	55.18	(68)	—

Treasury stock as of April 30, 2011	50,578	55.18	50,578	372,865
New authorizations	—	—	—	—
Shares repurchased	380	39.92	380	(15,154)
Shares reissued	(6)	55.07	(6)	—

Treasury stock as of May 31, 2011	50,952	$55.07	50,952	$357,711

We did not have any sales of unregistered equity securities during the three months ended May 31, 2011.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Purchase Agreement among Riverpoint Lots 1/3/5 LLC, Riverpoint Lots, LLC, Cole OF Phoenix AZ, LLC and First American Title Insurance Company dated March 24, 2011.(1)

10.2	Commercial Lease between Cole OF Phoenix AZ, LLC and Apollo Group, Inc. dated March 24, 2011.(2)

10.3	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory Cappelli dated April 13, 2011

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2011, filed with the SEC on June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 31, 2011 and August 31, 2010, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2011, and May 31, 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2011, and May 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the nine months ended May 31, 2011, and May 31, 2010, and (v) Notes to Condensed Consolidated Financial Statements.(3)

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 24.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2011.

(3)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOLLO GROUP, INC.
(Registrant)

Date: June 30, 2011

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Signatory)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and
Duly Authorized Signatory)