Form 10-K
period 2011-08-31
APOLLO GROUP INC
filed 2011-10-20
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 28, 2011 (last day of the registrant’s most recently completed second fiscal quarter), was approximately $5.5 billion.
The number of shares outstanding for each of the registrant’s classes of common stock as of October 12, 2011 is as follows:

Apollo Group, Inc. Class A common stock, no par value	130,108,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2012 Annual Meeting of Class B Shareholders (Part III)

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-K

EX-10.22
EX-10.28
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
In addition to these wholly-owned subsidiaries, we formed a joint venture with The Carlyle Group (“Carlyle”) in October 2007, called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. Apollo Group currently owns 85.6% of Apollo Global, with Carlyle owning the remaining 14.4%. As of August 31, 2011, total contributions made to Apollo Global were $604.2 million, of which $517.1 million was funded by Apollo. Apollo Global is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings plc (“BPP”) in the United Kingdom;

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Universidad Latinoamericana (“ULA”) in Mexico.
University of Phoenix.  University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. University of Phoenix offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers in 40 states, the District of Columbia and Puerto Rico. University of Phoenix’s online programs are designed to provide uniformity with University of Phoenix’s on-campus programs, which enhances University of Phoenix’s ability to expand into new markets while maintaining academic quality. University of Phoenix represented 91% of our total consolidated net revenue and more than 100% of our operating income in fiscal year 2011.
IPD.  IPD provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student admissions services, accounting, and administrative services.
CFFP.  CFFP has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1994. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management, and other financial planning areas. CFFP offers these programs online.
BPP.  BPP was acquired by Apollo Global in July 2009 and is headquartered in London, England. BPP offers professional training through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally. BPP University College, comprised of BPP Law School and BPP Business School, is the first proprietary institution to have been granted degree awarding powers in the United Kingdom and in July 2010 became the first private institution to be awarded the title of “University College” by the U.K. since 1976.
Western International University.  Western International University has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas as well as certificate programs. Western International University offers its undergraduate program courses at its Arizona campus locations and online at Western International University Interactive Online. Western International University was previously a wholly-owned subsidiary of Apollo. During fiscal year 2010, we contributed all of the common stock of Western International University to Apollo Global, which was accounted for as a transfer of assets between entities under common control.
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
The educational institutions described above are presented in the following four reportable segments:
1. University of Phoenix;
2. Apollo Global — BPP;
3. Apollo Global — Other; and
4. Other Schools.
The Apollo Global — Other segment includes Western International University, UNIACC, ULA and Apollo Global corporate operations. The Other Schools segment includes IPD and CFFP, as well as Meritus University, Inc. (“Meritus”), which ceased operations during the third quarter of fiscal year 2011. See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for further discussion of our segments. The Corporate caption, as detailed in the table below, includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The following table presents net revenue for fiscal years 2011, 2010 and 2009 for each of our reportable segments:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
University of Phoenix	$4,322,670	$4,498,325	$3,766,600
Apollo Global:
BPP	244,181	251,743	13,062
Other	75,800	78,253	76,083
Total Apollo Global	319,981	329,996	89,145
Other Schools	88,517	95,706	95,045
Corporate	1,854	1,792	2,776
Net revenue	$4,733,022	$4,925,819	$3,953,566
See Note 22, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for the segment and related geographic information required by Items 101(b) and 101(d) of Regulation S-K, which information is incorporated by this reference.
During the fourth quarter of fiscal year 2011, we entered into an agreement to acquire all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning for $75 million. In a separate transaction, we entered into an agreement to acquire related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. These acquisitions were completed on September 12, 2011. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which supports improved retention and graduation rates. Given our postsecondary focus, we intend to evaluate strategic alternatives for the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market.
We completed the sale of Insight Schools, Inc. (“Insight Schools”) during the second quarter of fiscal year 2011. See Note 5, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data, for further discussion.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks.
University of Phoenix degreed enrollment (“Degreed Enrollment”) for the quarter ended August 31, 2011 was 380,800. Degreed Enrollment for a quarter is composed of:

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
University of Phoenix aggregate new degreed enrollment (“New Degreed Enrollment”) for the sum of the four quarters in fiscal year 2011 was 221,900. New Degreed Enrollment for each quarter is composed of:

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
Students enrolled in or serviced by Apollo Global’s institutions (BPP, Western International University, UNIACC and ULA) and Other Schools (IPD and CFFP) are not included in Degreed Enrollment or New Degreed Enrollment.
We incorporated in Arizona in 1981 and maintain our principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group	www.apollogrp.edu
• University of Phoenix	www.phoenix.edu
• Apollo Global	www.apolloglobal.us
• BPP	www.bpp.com
• Western International University	www.west.edu
• UNIACC	www.uniacc.cl
• ULA	www.ula.edu.mx
• IPD	www.ipd.org
• CFFP	www.cffp.edu
• Carnegie Learning	www.carnegielearning.com
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2011, 2010, 2009, 2008 and 2007 relate to fiscal years 2011, 2010, 2009, 2008 and 2007, respectively.
Strategy
Our goal is to strengthen our position as a leading provider of high quality, accessible education for individuals around the world by affording strong returns for all of our stakeholders: students, faculty, employees, employers and investors. Our principal focus is to provide innovative, high quality educational products and services in order for our students to maximize the benefit from their educational investment. Across our institutions, we believe our students receive energizing and compelling learning experiences and quality academic outcomes that provide the opportunity to improve their lives. We also look to leverage our national and international scale, academic breadth and student diversity to engage our employer partners by matching the skills and competencies of our graduates to ensure they are prepared to succeed in the workplace. We believe that providing a superior student experience, positioning our students to attain desired life outcomes, and building strong industry connections are keys to building value for our shareholders. We intend to pursue our goal in a manner that is consistent with our core organizational values: operate with integrity and social responsibility, change lives through education, be the employer of choice and build long-term value. These values provide the foundation for everything we do as a business.
The key themes of our strategic plan are as follows:

•
Maximize the value of our University of Phoenix business. This is our highest priority. We will continue to focus on academic quality and the student experience that differentiate University of Phoenix, and also concentrate on responsible growth and improving operational effectiveness. We will work to align more closely with the outcomes that students, alumni and employers want and need in accordance with today’s educational and job markets. We believe that we can strengthen our position, responsibly grow our net revenue and cash flow and increase our ability to invest in initiatives to support our students and enhance our brand by continuing to deliver quality educational experiences and outcomes to our students, expanding access in certain markets, establishing and sustaining relationships with employers, enhancing our brand and improving our operating efficiency.

•
Intelligently expand access into new markets. We believe we can capitalize on opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. In particular, we have observed a growing demand for high quality postsecondary and other education services both within and outside the U.S. We intend to actively pursue quality opportunities to partner with or acquire existing institutions of higher learning where we believe we can achieve attractive long-term growth and value creation.

To implement our strategy, we are working on and have completed a number of important initiatives that support our students and improve their educational outcomes. These initiatives include, but are not limited to, the following:

•	Upgrading our learning and data platforms;

•	Building key career services capabilities and connecting education more directly to jobs or careers with our employer partners;

•	Creating, acquiring, developing and implementing new learning methods across our institutions;

•	Implementing tools to facilitate learning and use of other support services, tailored to varying levels of student preparedness and ability;

•	Streamlining core processes to more efficiently deliver critical services; and

•	Organizing our operations to more effectively leverage our core expertise, including shared services resources.
Industry Background
Domestic Postsecondary Education
The non-traditional education sector is a significant and growing component of the domestic postsecondary degree-granting education industry, which was estimated to be a $461 billion industry in 2009, according to the Digest of Education Statistics published in 2011 by the U.S. Department of Education’s National Center for Education Statistics (the “NCES”). According to the National Postsecondary Student Aid Study published in 2000 by the NCES, 73% of undergraduates in 1999-2000 were in some way non-traditional (defined as a student who delays enrollment, attends part time, works full time, is financially independent for purposes of financial aid eligibility, has dependents other than a spouse, is a single parent, or does not have a high school diploma). The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, due to the increasingly knowledge-based economy in the U.S.
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
Although an increasing proportion of colleges and universities are beginning to address the needs of working learners, many universities and institutions do not effectively address their needs for the following reasons:

•
Traditional universities and colleges were designed to fulfill the educational needs of conventional, full-time students aged 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that often is characterized by:

•	a high percentage of full-time, tenured faculty;

•	physical classrooms, library facilities and related full-time staff;

•	dormitories, student unions, and other significant physical assets to support the needs of conventional, full-time students; and

•	an emphasis on research and related laboratories, staff, and other facilities.

•
The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, most full-time faculty members only teach during that limited period of time. While this structure may serve the needs of the conventional, full-time students, it limits the educational opportunity for working learners who must delay their education for up to four months during these traditional breaks.

•	Traditional universities and colleges may also be limited in their ability to provide the necessary customer service for working learners because they lack the necessary administrative infrastructure.

•
Diminishing financial support for public colleges and universities has required them to focus more tightly on their existing student populations and missions, which in some cases has reduced access to traditional education.

International Education
There were approximately 159 million students enrolled in postsecondary education worldwide in 2008 according to the Global Education Digest 2010 published in 2010 by the United Nations Educational, Scientific and Cultural Organization Institute for Statistics.
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
University of Phoenix has campus locations and learning centers in 40 states, the District of Columbia and Puerto Rico and offers many students the flexibility to attend both on-campus and online classes. University of Phoenix online classes employ a proprietary online learning system. All classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have learning outcomes that are consistent with the outcomes of their on-campus counterparts. All online class materials are delivered electronically.
Components of our teaching/learning models at University of Phoenix for both online and on-campus classes include:

Curriculum
Curriculum is designed by teams of academicians and practitioners to integrate academic theory and professional practice and their application to the workplace. The curriculum provides for the achievement of specified educational outcomes that are based on input from faculty, students and employers.

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

Class Schedule and Active Learning Environment
Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students (other than associate’s degree students) are enrolled in five-to-eight week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attention and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. In addition to attending class, University of Phoenix students (other than associate’s degree students) meet weekly (online or in-person) as part of a three-to-five person learning team. Learning team sessions are an integral part of each University of Phoenix course to facilitate in-depth review of and reflection on course materials. Members work together to complete assigned group projects and develop communication and teamwork skills.

Our associate’s degree students attend nine week courses, offered in complementary pairs, year-round. Students and instructors interact electronically and non-simultaneously, resulting in increased access for students by allowing them to control the time and place of their participation.

Student Education Services
Students and faculty members are provided with electronic and other learning resources for their information and research needs. Students access these services directly through the Internet or with the help of a learning resource services research librarian.

PhoenixConnect, the University’s proprietary social media network, is used to support students in their academic programs. Each college has an online community manager who provides oversight and guidance with respect to college-related conversations in the network.

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

Degree Programs
University of Phoenix offers degrees in the following program areas:

Associate’s	Bachelor’s	Master’s	Doctoral
• Arts and Sciences	• Arts and Sciences
• Business and Management	• Business and Management	• Business and Management	• Business and Management
• Criminal Justice and Security	• Criminal Justice and Security	• Criminal Justice and Security
• Education	• Education	• Education	• Education
• Health Care	• Health Care	• Health Care	• Health Care
• Human Services	• Human Services	• Human Services
	• Nursing	• Nursing	• Nursing
• Psychology	• Psychology	• Psychology	• Psychology
• Technology	• Technology	• Technology	• Technology
Academic Annual Report
In December 2010, University of Phoenix published its third Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability. The Academic Annual Report is available on the University of Phoenix website at www.phoenix.edu.
International
Teaching Model
Our international operations include full-time, part-time and distance learning courses for professional examination preparation, professional development training and various degree/certificate/diploma programs. Our international operations faculty members consist of both full-time and part-time professors. Instructional models include face-to-face, online and blended learning (simultaneous and non-simultaneous) methodologies.
Degree Programs and Services
Our international operations offer bachelor’s, master’s and doctoral degrees in a variety of degree programs and related areas of specialization, including degrees from BPP University College, which is comprised of BPP Law School and BPP Business School. Additionally, we offer training and published materials for qualifications in specific markets for accountancy (including tax), financial services, actuarial science, insolvency, human resources, marketing, management and law. We also provide professional development through continuing education training and supplemental skills courses primarily in the legal and finance industries.
Admissions Standards
Domestic Postsecondary
Undergraduate.  To gain admission to undergraduate programs at University of Phoenix, students must have a high school diploma or a Certificate of General Educational Development, commonly referred to as GED, and satisfy employment requirements, if applicable, for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to University of Phoenix on a provisional status if they do not meet certain criteria. Some programs have work requirements (e.g., nursing) such that students must have a certain amount of experience in given areas in order to be admitted. These vary by program, and not all programs have them.
In addition to the above requirements, we require all prospective University of Phoenix associate’s and bachelor’s students with fewer than 24 incoming credits to participate in University Orientation. This program is a free, three-week orientation designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. Students practice using the University of Phoenix learning system, learn techniques to be successful in college, and identify useful university services and resources.
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
Students
University of Phoenix Degreed Enrollment
University of Phoenix Degreed Enrollment for the quarter ended August 31, 2011 was 380,800. See Overview above for a description of the manner in which we calculate Degreed Enrollment. The following table details Degreed Enrollment for the respective periods:

	Quarter Ended August 31,		%
(Rounded to the nearest hundred)	2011	2010	Change
Associate’s	136,300	200,800	(32.1)%
Bachelor’s	183,100	193,600	(5.4)%
Master’s	54,000	68,700	(21.4)%
Doctoral	7,400	7,700	(3.9)%
Total	380,800	470,800	(19.1)%

The following chart details quarterly Degreed Enrollment by degree type for the respective periods:

University of Phoenix New Degreed Enrollment
University of Phoenix aggregate New Degreed Enrollment for fiscal year 2011 was 221,900. See Overview above for a description of the manner in which we calculate New Degreed Enrollment. The following table details University of Phoenix aggregate New Degreed Enrollment for the respective fiscal years:

	Year Ended August 31,		%
(Rounded to the nearest hundred)	2011	2010	Change
Associate’s	90,500	187,700	(51.8)%
Bachelor’s	94,900	131,300	(27.7)%
Master’s	33,600	49,300	(31.8)%
Doctoral	2,900	3,400	(14.7)%
Total	221,900	371,700	(40.3)%
The following chart details quarterly New Degreed Enrollment by degree type for the respective periods:
University of Phoenix Student Demographics
We have a diverse student population. The following tables show the relative demographic characteristics of the students attending University of Phoenix courses in our fiscal years 2011 and 2010:

Gender	2011	2010
Female	67.7%	67.7%
Male	32.3%	32.3%
	100.0%	100.0%

Race/Ethnicity(1)	2011	2010
African-American	28.0%	28.1%
Asian/Pacific Islander	3.2%	3.3%
Caucasian	50.7%	51.9%
Hispanic	12.4%	11.6%
Native American/Alaskan	1.2%	1.2%
Other/Unknown	4.5%	3.9%
	100.0%	100.0%
_______________________________
(1) Based on voluntary reporting by students. For 2011 and 2010, 68% and 66%, respectively, of the students attending University of Phoenix courses provided this information.

Age(1)	2011	2010
22 and under	12.3%	12.1%
23 to 29	32.0%	32.6%
30 to 39	32.8%	32.7%
40 to 49	16.4%	16.2%
50 and over	6.5%	6.4%
	100.0%	100.0%
_______________________________________

(1)	Based on students included in New Degreed Enrollment.
Marketing
While there is intense demand by working learners for a quality education, not everyone realizes that there is an option to get a degree while maintaining a job, a family and other life responsibilities. We engage in a broad range of advertising and marketing activities to educate potential students about our teaching/learning model and programs, including but not limited to online, broadcast, outdoor, print and direct mail. We are focused on enhancing our brand perception and utilizing our different communication channels to attract students who are more likely to persist in our programs. Our marketing informs and educates students of the options they have in higher learning.
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
Internet
Prospective students are identifying their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as our own phoenix.edu. We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. Our focused and selective Internet and non-Internet advertising activities have improved our identification of students who have the ability to succeed in our educational programs. Our website, phoenix.edu, provides prospective students with relevant information about University of Phoenix.
We intend to continue to employ the unique qualities of the Internet and its emerging technologies to enhance our brand among prospective students, and to improve our ability to deliver relevant messages to satisfy prospective students’ specific needs and requirements. New media technologies that we have begun to use to communicate with our current and prospective students include online social networks and emerging video advertising.
Sponsorships and Other
We build our presence in communities through sponsorships, advertising and event marketing to support specific activities, including local and national career events, academic lecture series, workshops focused on trends in the 21st century economy and symposiums regarding the future of education in America. In addition, we utilize direct mail to expand our local presence by targeting individuals in specific career fields in which we offer programs and degrees.
Relationships with Employers and Community Colleges
We work closely with businesses and governmental agencies to meet their specific educational and training needs either by modifying existing programs or, in some cases, by developing customized programs. These programs are often held at the employers’ offices or on site at select military bases. University of Phoenix has formed educational partnerships with various corporations to provide programs specifically designed for their employees. BPP enrolls the majority of its students through relationships with employers. We consider the employers that provide tuition assistance to their employees through tuition reimbursement plans or direct bill arrangements to be our secondary customers.
The University of Phoenix Community College Center of Excellence partners with community colleges across the U.S. to connect associate’s degree students at community colleges with University of Phoenix bachelor’s degree programs. By leveraging relevant curriculum from both University of Phoenix and community colleges, the Center of Excellence works with community colleges to provide students with a course of study relevant to employers.
The Phoenix Prep Center
The Phoenix Prep Center serves prospective students by providing tools, information, and resources that answer key questions and concerns for prospective students, including tests to assess a potential student’s academic abilities and readiness to pursue higher education, a tuition calculator and information on careers.
Competition
Domestic Postsecondary
The higher education industry is highly fragmented with no single private or public institution enjoying a significant market share. We compete primarily with traditional four and two-year degree-granting public and private regionally accredited colleges and universities. University of Phoenix acknowledges the differences in educational needs between working learners and conventional, full-time students and provides programs and services that allow students to earn their degrees without major disruption to their personal and professional lives.
An increasing number of colleges and universities enroll working learners in addition to conventional, full-time students, and we expect that these colleges and universities will continue to modify their existing programs to serve working learners more effectively, including by offering more distance learning programs. There has also been increased competition in the proprietary sector. We believe that the primary factors on which we compete are the following:

•	active and relevant curriculum development that considers the needs of employers;

•	the ability to provide flexible and convenient access to programs and classes;

•	reliable and high-quality products and services;

•	comprehensive student support services;

•	differentiation of student services such as University Orientation and academic social networking;

•	breadth of programs offered;

•	the time necessary to earn a degree;

•	qualified and experienced faculty;

•	reputation of the institution and its programs;

•	relationships with employers and community colleges;

•	the variety of geographic locations of campuses;

•	cost of programs; and

•	size of alumni network.
In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the proprietary training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key employers of potential students.
International
Competitive factors for our international schools vary by country and generally include the following:

•	breadth of programs offered;

•	active and relevant curriculum development that considers the needs of employers; and

•	reputation of programs and classes.

Employees
We believe that our employee relations are satisfactory. As of August 31, 2011, we had the following employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1)
University of Phoenix	14,050	55	35,093
Apollo Global:
BPP	837	194	629
Other	1,166	—	1,880
Total Apollo Global	2,003	194	2,509
Other Schools	445	6	55
Corporate(2)	2,315	18	—
Total	18,813	273	37,657
_______________________________________

(1)	Includes both Full-Time and Part-Time faculty. Also includes 1,208 employees included in Non-Faculty who serve in both roles.

(2)	Consists primarily of employees in executive management, information systems, accounting and finance, financial aid, marketing and corporate human resources.
Accreditation and Jurisdictional Authorizations
Domestic Postsecondary
Accreditation
University of Phoenix is regionally accredited, which provides the following:

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
In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the U.S. Government Accountability Office (“GAO”) of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC in September 2010 and subsequently responded to further requests for information. In July 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate. These were the areas on which HLC’s review was focused. HLC also stated that there remain significant questions as well as areas that University of Phoenix should work on improving. HLC indicated that these will be reviewed by the comprehensive evaluation team at its previously scheduled visit beginning in March 2012, which is its next comprehensive evaluation visit. These questions relate to: student loans in collection and the minimization of student loan defaults; the offering of limited career services particularly in relation to associate programs; timing of prospective student access to financial aid advisors during the recruiting process; academic qualifications of admissions personnel and financial aid advisors; the hiring and evaluation of financial aid officers; retention of students, including the relationship of remediation to retention; and the role of the University of Phoenix First Year Sequence, or curriculum, in relation to University of Phoenix’s transfer policy and impacts on student retention. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S.

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

— Business programs	— Association of Collegiate Business Schools and Programs (2007)	— Reaffirmation visit expected in 2017.
— Bachelor of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	— Reaffirmation visit expected in 2020.
— Master of Science in Nursing	— Commission on Collegiate Nursing Education (2005) — Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	— Reaffirmation visit expected in 2020.
— Master of Counseling in Community Counseling (Phoenix and Tucson, Arizona campuses)	— Council for Accreditation of Counseling and Related Educational Programs (1995, reaffirmed in 2002 and 2010)	— Reaffirmation visit expected in 2012.
— Master of Counseling in Mental Health Counseling (Salt Lake City, Utah campus)	— Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010)	— Reaffirmation visit expected in 2012.
— Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	— Teacher Education Accreditation Council (reaccredited in 2007)	— Reaccreditation due in 2012.
Our other domestic institutions maintain the requisite accreditations for their respective operations.
Jurisdictional Authorizations
In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate.
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not required if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 36 states, Puerto Rico and the District of Columbia. In an additional four states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2012 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Under the new program integrity rules adopted by the Department effective July 1, 2011, we are required to obtain specific regulatory approval by June 30, 2012, or to seek a further annual waiver from the Department through June 30, 2013 to operate in California, Colorado, Hawaii and New Mexico. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. In order to obtain annual waivers that could allow us to operate without specific state approval through July 1, 2013, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the four states noted above and have filed a request for an annual waiver through July 1, 2012 with the Department. On August 22, 2011, the U.S. Department of Education issued electronic guidance indicating that as long as University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required, and that the Department will not require additional approvals through June 30, 2012. If we cannot obtain an additional annual waiver for the period July 1, 2012 through June 30, 2013 in those states in which we operate without specific state regulatory approval, and are thereafter unable to obtain the requisite approvals, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.
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
— BPP University College of Professional Studies’ reauthorization will be due when its current authority expires in August 2013.

WIU	— The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984 — Reaffirmation visit expected in 2012	— Arizona State Board for Private Postsecondary Education.
UNIACC	— Council for Higher Education (Consejo Superior de Educación) — National Commission on Accreditation (Comisión Nacional de Acreditación)	— Chilean Ministry of Education (Ministerio de Educación de Chile). — Reaccreditation due in 2011. Review has been conducted; report pending.
ULA	— Federation of Private Mexican Institutions of Higher Education (Federación de Instituciones Mexicanas Particulares de Educación Superior)
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
We collected the substantial majority of our fiscal year 2011 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our fiscal year 2011 total consolidated net revenue and University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2011 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
Student loans are currently the most significant source of U.S. federal student aid and are administered through the Federal Direct Loan Program. Annual and aggregate loan limits apply based on the student’s grade level. There are two types of federal student loans: subsidized loans, which are based on the U.S. federal statutory calculation of student need, and unsubsidized loans, which are not based on student need. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while the student is enrolled in school. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. Both graduate and undergraduate students are eligible for loans. During fiscal year 2011, federal student loans (both subsidized and unsubsidized) represented approximately 76% of the gross Title IV funds received by University of Phoenix.
Federal Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2011, Pell Grants represented approximately 23% of the gross Title IV funds received by University of Phoenix. The eligibility for and maximum amount of Pell Grants have increased over recent years. Since the 2006-2007 award year, the maximum annual Pell Grant award has increased from $4,050 to $5,550.
In April 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011-2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment. See Part I, Item 1A, Risk Factors- Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.
In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase requires a bipartisan, joint Congressional committee to develop legislation to achieve future deficit reduction, which must be voted on by December 23, 2011. The outcome of this process is highly uncertain. If the committee does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included. See Part I, Item 1A, Risk Factors- Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.
The remaining funding for tuition and other fees for our students primarily consists of state-funded student financial aid, tuition assistance for military personnel, including veterans, tuition assistance from employers and personal funds. Economic uncertainty over recent years has reduced the availability of state-funded student financial aid as many states face historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule percentage. In addition, a reduction in military funding or a change in the way such funding is treated for purposes of the 90/10 Rule may adversely impact our 90/10 Rule percentage, and may negatively impact enrollment. See Part I, Item 1A, Risk Factors- Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

International
Government financial aid funding for students enrolled in our international institutions has not been widely available historically.
Regulatory Environment
Domestic Postsecondary
Our domestic postsecondary operations are subject to significant regulations. Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. See Part I, Item 1A, Risk Factors for further discussion.
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
U.S. Department of Education Rulemaking Initiative.  In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

•
Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•
Expansion of the definition of misrepresentation, relating to the Department’s authority under the Higher Education Act, as reauthorized, to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

The Department published final program integrity regulations in October 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the Department published final regulations, effective July 1, 2012, on the metrics for determining whether an academic program prepares students for gainful employment, as discussed further below.
The program integrity rules require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011, and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the significance of the changes and the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.
On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

On September 27, 2011, the Department published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. After the public comment period ends on November 14, 2011, the Department will review and consider responses to the NPRM before publishing final regulations that would be effective by July 2013.
See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
Incentive Compensation. A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part directly or indirectly on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Previously, there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. Prior to the effective date of the new program integrity regulations, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable requirements.
In the final regulations adopted by the Department, the twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that relied on the safe harbors and in order to enhance the admissions process for our students, we developed a new structure, which we believe complies with the Department’s new rule, and implemented it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.
This change in our approach to recruiting, which among other things reduces the emphasis on enrollment and increases the emphasis on improving the student experience, has adversely impacted our enrollment rates and increased our operating costs. We believe this change is consistent with our on-going efforts to lead the industry in addressing the concerns of the Department and others, including members of Congress, about admissions practices in the proprietary sector. We anticipate that this increased cost and the impact on our revenue from reduced enrollment will be offset partly by the benefits realized from improved student retention. However, we are not able to precisely predict the impact.
The elimination of the twelve safe harbors also affected the manner in which we conduct our IPD business. Our IPD business previously utilized a revenue sharing model with its client institutions, which was expressly permitted under one of the twelve incentive compensation safe harbors. We have modified this economic model to comply with the rules effective July 1, 2011, which among other things, has required changes to existing customer contracts and caused certain customers to choose to discontinue their arrangement with IPD, which has adversely impacted IPD’s financial results. We believe our modifications to IPD’s economic model comply with the Department’s new rule. IPD’s net revenue and operating income represented less than 2% of our consolidated net revenue and operating income in fiscal year 2011.
State Authorization.  In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not required if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 36 states, Puerto Rico and the District of Columbia. In an additional four states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2012 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Under the new program integrity rules adopted by the Department effective July 1, 2011, we are required to seek and obtain specific regulatory approval by June 30, 2012, or to seek a further annual waiver from the Department through June 30, 2013 to operate in California, Colorado, Hawaii and New Mexico. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. In order to obtain annual waivers that could allow us to operate without specific state approval through July 1, 2013, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the four states noted above and have filed a request for an annual waiver through July 1, 2012 with the Department. On August 22, 2011, the U.S. Department of Education issued electronic guidance indicating that as long as University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required, and that the Department will not require additional approvals through June 30, 2012. If we cannot obtain an additional annual waiver for the period July 1, 2012 through June 30, 2013 in those states in which we operate without specific state regulatory approval, and are thereafter unable to obtain the requisite approvals, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.
Gainful Employment. Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. Under these rules, beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, institutions must notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. Unless the Department, in its discretion, requires approval for new programs, a school is not required to obtain formal Department approval if the notification is submitted on a timely basis. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.
The final gainful employment rules also define – for the first time – the standards that will be used to measure “preparation for gainful employment.” The rules establish three annual standards related to student loan borrowing by which gainful employment will be measured, effective July 1, 2012:
1.Annual loan repayment rate, which assesses whether the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid at a rate that implies gainful employment. Generally, the annual loan repayment rate for an academic program is the percentage of student loans incurred to fund the costs of a program that are in satisfactory repayment status three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates, which are discussed below.
2.Discretionary income threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable compared to their discretionary income. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person. Like the repayment rate, the debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.
3.Actual earnings threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable when compared to their actual annual earnings. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings. Like the repayment rate, the debt-to-total earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.
An academic program that passes any one standard for a given year is considered to be preparing students for gainful employment. If an academic program fails all three metrics for a given year, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed the minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in

Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model.
The annual loan repayment amounts for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program, and includes federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate or to an associate’s degree;

•	15 years for programs that lead to a bachelor’s or master’s degree;

•	20 years for programs that lead to a doctoral or first-professional degree.
The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013 and 2014. For that first year of potential ineligibility, however, the Department will limit the number of programs subject to loss of eligibility to five percent of each institutional category (public, private nonprofit, and proprietary), taking into account the lowest repayment rates and the numbers of students impacted. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.
The above description of the proposed gainful employment rules is qualified in its entirety by the text of the final rules and other information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.
See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
Substantial Misrepresentation. The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The U.S. Department of Education’s program integrity regulations effective July 1, 2011 expand the definition of misrepresentation and expand the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at University of Phoenix or Western International University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department determines that an institution has engaged in substantial misrepresentation, the Department may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.
U.S. Congressional Hearings. Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including University of Phoenix and other subsidiaries of Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. The significant federal budget deficit could increase the likelihood of legislation affecting the proprietary education sector that reduces federal spending levels. Any action by Congress that significantly reduces Title IV program funding, or the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.
90/10 Rule. One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify a wide range of additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial reporting. Should an institution be subject to such provisional certification at the time that its program participation agreement expired, the effect on recertification of the institution or continued eligibility to participate in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. University of Phoenix and Western International University are required to calculate this percentage at the end of each fiscal year. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department.
The following table details the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal years 2011, 2010 and 2009:

	90/10 Rule Percentages(1) for Fiscal Years Ended August 31,
	2011	2010	2009
University of Phoenix	86%	88%	86%
Western International University	66%	62%	57%

(1) Calculated excluding the temporary relief from the impact of loan limit increases.
Although the University of Phoenix 90/10 Rule percentage for fiscal year 2011 was approximately 200 basis points lower than fiscal year 2010, the 90/10 Rule percentage for University of Phoenix has increased materially over the past several years. This overall increase is primarily attributable to the increase in student loan limits enacted by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.
We believe the decrease in the University of Phoenix 90/10 Rule percentage in fiscal year 2011 compared to fiscal year 2010 is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees. We have also implemented in recent years various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule percentage, they have had only limited impact to date. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Based on our most recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2012. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in government tuition assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.
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
If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. University of Phoenix and Western International University have implemented a 30-day delay for such disbursements.
The two-year cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2009, 2008 and 2007 were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,
	2009	2008	2007
University of Phoenix(1)	18.8%	12.9%	9.3%
Western International University(1)	9.3%	10.7%	18.5%
All proprietary postsecondary institutions(1)	15.0%	11.6%	11.0%
_______________________________________

(1)	Based on information published by the U.S. Department of Education.
We believe the University of Phoenix cohort default rate has been increasing over the past several years due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced. Although we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will help to stabilize and over time favorably impact our rates. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2010 two-year cohort default rates to exceed 25%.
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S. Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution’s three-year cohort default rate exceeds 30% for any given year (25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs.
Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•
Three consecutive years test.  If the institution’s three-year cohort default rate for any given year exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
Eligibility and Certification Procedures.  The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012. Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we are not recertified to participate in Title IV programs by the U.S. Department of Education, we would lose eligibility to participate in Title IV programs and could not conduct our business as it is currently conducted.
U.S. Department of Education Program Review. The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In December 2010, the Department commenced a program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covered federal financial aid years 2009 - 2010 and 2010 - 2011 through October 31, 2010. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department. There were no significant adverse findings in the program review. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding had been closed. No economic or other sanctions were imposed.
During the third quarter of fiscal year 2011, the Department released our $126 million letter of credit previously posted in connection with our February 2009 program review.
Administrative Capability.  The Higher Education Act, as reauthorized, directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
Standards of Financial Responsibility.  Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2011 composite scores for Apollo Group, University of Phoenix and Western International University were 2.6, 2.2 and 1.8, respectively. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - A

failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
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
Restricted Cash.  The U.S. Department of Education places restrictions on Title IV financial aid program funds held for students for unbilled educational services. As a trustee of these Title IV financial aid funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education. These funds are included in restricted cash and cash equivalents in our Consolidated Balance Sheets in Item 8, Financial Statements and Supplementary Data.
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
Under new regulations adopted by the U.S. Department of Education, which became effective July 1, 2011, we are required to seek and obtain specific regulatory approval to operate in certain states in which University of Phoenix relied on available exemptions based on accreditation to operate in the respective state. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. See “State Authorization” above for further discussion.
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
The Department has adopted the change of ownership and control standards used by the U.S. federal securities laws for institutions owned by publicly-held corporations. If a change of ownership and control occurs that requires us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, University of Phoenix and/or Western International University may become ineligible to participate in Title IV programs until recertified by the Department. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP are presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states. See Part I, Item 1A, Risk Factors for further discussion. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership, The Higher Learning Commission may seek to evaluate the effect of such a change on the continuing operations of University of Phoenix, Western International University and CFFP.
New U.S. Department of Education Reporting and Disclosure Requirements.  The Higher Education Opportunity Act includes various provisions aimed at the rising cost of postsecondary education and other efforts for more transparency. Beginning July 1, 2011, the U.S. Department of Education published national lists disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage cost increases. University of Phoenix and Western International University were not on the lists.
International
Governmental regulations in foreign countries significantly affect our international operations. New or revised interpretations of regulatory requirements could have a material adverse effect on us. Changes in existing or new interpretations of applicable laws, rules, or regulations in the foreign jurisdictions in which we operate could have a material adverse effect on our accreditation, authorization to operate, permissible activities, and costs of doing business outside of the U.S. The failure to maintain or renew any required regulatory approvals, accreditation or state authorizations could have a material adverse effect on our international operations.
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
Dr. John G. Sperling, our Executive Chairman of the Board and Founder, controls approximately 51% of our only class of voting securities, the Apollo Group Class B common stock. Dr. Sperling’s son, Mr. Peter Sperling, the Vice Chairman of our board of directors, controls the remainder of our Class B common stock. Dr. Sperling and Mr. Sperling together control the election of all members of our Board of Directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Apollo Group Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders. In the event of Dr. Sperling’s passing, control of the John Sperling Voting Stock Trust, which currently is a revocable, grantor trust that holds a majority of the outstanding Apollo Group Class B common stock, will be exercised by a majority of three successor trustees: Mr. Sperling,

Terri Bishop, who is employed by and is a Director of Apollo, and Darby Shupp, a Director of Apollo. No assurances can be given that the Apollo Group Class B shareholders will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders. In addition, the control of a majority of our voting stock by Dr. Sperling makes it impossible for a third party to acquire voting control of us without Dr. Sperling’s consent.
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
A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, or the reevaluation of the accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. The Department has adopted the change of ownership and control standards used by the federal securities laws for institutions owned by publicly-held corporations. Upon a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or a change in the identity of a controlling shareholder of Apollo Group, University of Phoenix and/or Western International University may immediately cease to be eligible to participate in Title IV programs until recertified by the Department. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in the Title IV programs on a temporary provisional basis pending completion of the change in ownership approval process. In addition, some states where University of Phoenix, Western International University or CFFP is presently licensed have requirements governing change of ownership or control that require approval of the change to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change of ownership or control. Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to The Higher Learning Commission. In the event of a material change in stock ownership of Apollo Group, The Higher Learning Commission may seek to evaluate the effect of such a change of stock ownership on the continuing operations of University of Phoenix, Western International University and CFFP and could suspend our accreditation status during its review, which would make our operations ineligible to participate in Title IV programs. Even a temporary suspension in our eligibility to participate in Title IV programs, whether because of Department action, Higher Learning Commission action or otherwise, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on University of Phoenix and Western International University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”). We collected the substantial majority of our fiscal year 2011 total consolidated net revenue from receipt of Title IV financial aid program funds. University of Phoenix represented approximately 91% of our fiscal year 2011 total consolidated net revenue and University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2011 from receipt of Title IV financial aid program funds.
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
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.
In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the unprecedented budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment.
In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase requires a bipartisan, joint Congressional committee to develop legislation to achieve future deficit reduction, which must be voted on by December 23, 2011. The outcome of this process is highly uncertain. If the committee does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.
In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including University of Phoenix and other subsidiaries of Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.
The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented budget deficits increases the likelihood of legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.
If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.
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
If the U.S. Department of Education ceased to recognize HLC for any reason, University of Phoenix and Western International University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the Office of Inspector General of the U.S. Department of Education (“OIG”) requested that the U.S. Department of Education review the appropriateness of the U.S. Department of Education’s recognition of HLC as an accrediting body, following the OIG’s unfavorable review of HLC’s initial accreditation of a non-traditional, proprietary postsecondary educational institution. In addition, the HLC is scheduled to be reviewed by the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) in December 2011. We cannot predict the outcome of the U.S. Department of Education’s review of HLC’s recognition or NACIQI’s review of HLC. HLC accredits over 1,000 colleges and universities, including some of the most highly regarded universities in the U.S.
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
In addition, in August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the U.S. Government Accountability Office (“GAO”) of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. The letter required that University of Phoenix submit a report to HLC addressing the specific GAO allegations regarding University of Phoenix and any remedial measures being undertaken in response to the GAO report. In addition, the report was required to include (i) evidence demonstrating that University of Phoenix, on a university-wide basis, currently is meeting and in the future will meet the HLC Criteria for Accreditation relating to operating with integrity and compliance with all state and federal laws, (ii) evidence that University of Phoenix has adequate systems in place which currently and in the future will assure appropriate control of all employees engaged in the recruiting, marketing or admissions process, (iii) evidence demonstrating that Apollo Group is not encouraging inappropriate behavior on the part of recruiters and is taking steps to encourage appropriate behavior, and (iv) detailed information about University of Phoenix policies, procedures and practices relating to marketing, recruiting, admissions and other related matters. We submitted the response to the HLC in September 2010 and subsequently responded to further requests for additional information.
On July 11, 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate.
HLC also stated that there remain significant questions as well as areas that University of Phoenix should work on improving. HLC indicated that these will be reviewed by the comprehensive evaluation team at its previously scheduled visit beginning in March 2012, which is its next comprehensive evaluation visit. These questions relate to student loans in collection and the minimization of student loan defaults; the offering of limited career services particularly in relation to University of Phoenix’s associate’s degree programs; timing of prospective student access to financial aid advisors during the recruiting process; academic qualifications of admissions personnel and financial aid advisors; the hiring and evaluation of financial aid officers;

retention of students, including the relationship of remediation to retention; and the role of the University of Phoenix First Year Sequence, or curriculum, in relation to University of Phoenix’s transfer policy and impacts on student retention.
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

•
Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•
Expansion of the definition of misrepresentation, relating to the Department’s authority under the Higher Education Act, as reauthorized, to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

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
The program integrity rules require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011, and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.
On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.
On September 27, 2011, the Department published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. After the public comment period ends on November 14, 2011, the Department will review and consider responses to the NPRM before publishing final regulations that would be effective by July 2013.
Incentive Compensation
A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Previously, there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. Prior to the effective date of the new program integrity regulations, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable requirements.
In the final regulations adopted by the Department, the twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that relied on the safe harbors and in order to enhance the admissions process for our students, we developed a new structure, which we believe complies with the Department’s new rule, and implemented it on a broad scale during the first quarter of fiscal year 2011. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective September 1, 2010.
This change in our approach to recruiting, which among other things reduces the emphasis on enrollment and increases the emphasis on improving the student experience, has adversely impacted our enrollment rates and increased our operating costs. We believe this change is consistent with our on-going efforts to lead the industry in addressing the concerns of the Department and others, including members of Congress, about admissions practices in the proprietary sector. We anticipate that this increased cost and the impact on our revenue from reduced enrollment will be offset partly by the benefits realized from improved student retention. However, we are not able to precisely predict the impact.
The elimination of the twelve safe harbors also affected the manner in which we conduct our IPD business and may limit our ability to expand our educational services offerings. Our IPD business previously utilized a revenue sharing model with its client institutions, which was expressly permitted under one of the twelve incentive compensation safe harbors. We have modified this economic model to comply with the rules effective July 1, 2011, which among other things, has required changes to existing customer contracts and caused certain customers to choose to discontinue their arrangements with IPD, which has adversely impacted IPD’s financial results. IPD’s net revenue and operating income represented less than 2% of our consolidated net revenue and operating income in fiscal year 2011.
State Authorization
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not required if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 36 states, Puerto Rico and the District of Columbia. In an additional four states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2012 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education. Under the new program integrity rules adopted by the Department effective July 1, 2011, we are required to seek and obtain specific regulatory approval by June 30, 2012, or to seek a further annual waiver from the Department through June 30, 2013 to operate in California, Colorado, Hawaii and New Mexico. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. In order to obtain annual waivers that could allow us to operate without specific state approval through July 1, 2013, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the four states noted above and have filed a request for an annual waiver through July 1, 2012 with the Department. On August 22, 2011, the U.S. Department of Education issued electronic guidance indicating that as long as University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required, and that the Department will not require additional approvals through June 30, 2012. If we cannot obtain an additional annual waiver for the period July 1, 2012 through June 30, 2013 in those states in which we operate without specific state regulatory approval, and are thereafter unable to obtain the requisite approvals, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.
Gainful Employment
Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. Under these rules, beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. Unless the Department, in its discretion, requires approval for new programs, a school is not required to obtain formal Department approval if the notification is submitted on a timely basis. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.
The final gainful employment rules also define -- for the first time -- the standards that will be used to measure “preparation for gainful employment.” The rules establish three annual standards related to student loan borrowing by which gainful employment will be measured, effective July 1, 2012:

1.
Annual loan repayment rate, which assesses whether the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid at a rate that implies gainful employment. Generally, the annual loan repayment rate for an academic program is the percentage of student loans incurred to fund the costs of a program that are in satisfactory repayment status three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates.

2.
Discretionary income threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable compared to their discretionary income. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person. Like the repayment rate, the debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

3.
Actual earnings threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable when compared to their actual annual earnings. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings. Like the repayment rate, the debt-to-total earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

An academic program that passes any one standard for a given year is considered to be preparing students for gainful employment. If an academic program fails all three metrics for a given year, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed the minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model.
The annual loan repayment amounts for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program, and includes federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated on the basis of the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate or to an associate’s degree;

•	15 years for programs that lead to a bachelor’s or master’s degree;

•	20 years for programs that lead to a doctoral or first-professional degree.

The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013 and 2014. For that first year of potential ineligibility, however, the Department will limit the number of programs subject to loss of eligibility to five percent of each institutional category (public, private nonprofit, and proprietary), taking into account the lowest repayment rates and the numbers of students impacted. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.
The above description of the final gainful employment rules is qualified in its entirety by the text of the final rules and other information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.
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
Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctable on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. The exposure to these external factors may reduce our ability to confidently offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.
Substantial Misrepresentation
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The U.S. Department of Education’s program integrity regulations effective July 1, 2011 expand the definition of misrepresentation and expand the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at University of Phoenix or Western International University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department determines that an institution has engaged in substantial misrepresentation, the Department may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.
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
The 90/10 Rule percentage for University of Phoenix has increased materially in recent years before fiscal year 2011. These increases are primarily attributable to the following factors:

•
Increased student loan limits. The Ensuring Continued Access to Student Loans Act of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our students enrolled in associate’s and bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a student’s education) on total federal student loans for certain students. This increase in student loan limits increased the amount of Title IV program funds available to and used by our students to pay tuition, fees and other costs, which increased the proportion of our revenue deemed to be from Title IV programs.

•
Increase in Pell Grants. The eligibility for and maximum amount of Pell Grants have increased in recent years. Since the 2006-2007 award year, the maximum annual Pell Grant award has increased from $4,050 to $5,550. In addition, the Higher Education Opportunity Act of 2008 further increased the availability of Pell Grants by permitting additional disbursements for students who are continuously enrolled, which will be eliminated with the 2011-2012 award year. These changes further increased the amount of Title IV program funds available to and used by our students to pay tuition, fees and other costs, which, in turn, further increased the proportion of our revenue deemed to be from Title IV programs.

The following table details the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal years 2011, 2010 and 2009:

	90/10 Rule Percentages(1) for Fiscal Years Ended August 31,
	2011	2010	2009
University of Phoenix	86%	88%	86%
Western International University	66%	62%	57%

(1)	Calculated excluding the temporary relief from the impact of loan limit increases.
Although the University of Phoenix 90/10 Rule percentage for fiscal year 2011 was approximately 200 basis points lower than fiscal year 2010, the 90/10 Rule percentage for University of Phoenix has increased materially over the past several years. As discussed above, this overall increase is primarily attributable to the increases in student loan limits and Pell Grants.
We believe the decrease in the University of Phoenix 90/10 Rule percentage in fiscal year 2011 compared to fiscal year 2010 is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees. We have also implemented in recent years various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule percentage, they have had only limited impact to date and there is no assurance that they will be adequate to prevent the 90/10 Rule percentage from exceeding 90% in the future. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
Based on our most recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2012. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in government tuition assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, tuition assistance for military personnel, including veterans, is not treated as Title IV revenue under the 90/10 Rule and, therefore, based on the prescribed order of application per the regulations, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change that requires that it be treated in the same manner as Title IV funding under the 90/10 Rule, would materially increase our 90/10 Rule percentage and may cause it to exceed 90%.
Because of the increases in Title IV student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing pressure on their 90/10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90/10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV student loans and grants, requiring students to seek other sources of funding to pay eligible tuition and fees in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines the Department of Education’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that the Department, or Congress, will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by University of Phoenix.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations discussed under An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, below.
An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the Department approximately 12 months after the end of the measuring period. Thus, in September 2011 the Department published the two-year cohort default rates for the 2009 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2009 and defaulted prior to September 30, 2010. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort will be published by the Department in September 2012.
If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. University of Phoenix and Western International University have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.
The two-year cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2009, 2008 and 2007 were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,
	2009	2008	2007
University of Phoenix(1)	18.8%	12.9%	9.3%
Western International University(1)	9.3%	10.7%	18.5%
All proprietary postsecondary institutions(1)	15.0%	11.6%	11.0%
(1) Based on information published by the U.S. Department of Education.
We believe the University of Phoenix cohort default rate has been increasing over the past several years due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced.
Although we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will help to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, we have engaged third party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2010 two-year cohort default rates to exceed 25%.
The July 2010 elimination of the Federal Family Education Loan Program (FFELP), under which private lenders originated and serviced federally guaranteed student loans, and the resulting migration of all federal student loans to the Federal Direct Loan Program under which the federal government lends directly to students, could adversely impact loan repayment rates and our cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.
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
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S. Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution’s three-year cohort default rate exceeds 30% for any given year (25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs.
Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the three-year cohort default rate for any given year exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•
Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

The consequences applicable to two-year cohort default rates will continue to apply through 2013 for the fiscal 2011 cohort.
The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. The trial three-year cohort default rates for prior periods are as follows:

	Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2008	2007	2006
University of Phoenix	21.1%	15.9%	10.3%
Western International University	16.3%	26.5%	36.9%
All proprietary postsecondary institutions	22.4%	21.2%	18.8%

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
In February 2009, the Department performed a program review of University of Phoenix’s policies and procedures involving Title IV programs. The Department issued its Final Program Review Determination letter on June 16, 2010, which confirmed we had completed the corrective actions and satisfied the obligations arising from the review. On June 9, 2010, we posted a letter of credit in the amount of approximately $126 million as required to comply with the Department’s standards of financial responsibility. The Department’s regulations require institutions to post a letter of credit where a program review report cites untimely return of unearned Title IV funds for more than 10% of the sampled students in a period covered by the review. The letter of credit was fully cash collateralized and was initially required to be maintained until at least June 30, 2012, but was released in fiscal year 2011 as described below.
In December 2010, the Department commenced a new program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covered federal financial aid years 2009 - 2010 and 2010 - 2011 through October 31, 2010. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department in respect of this program review. There were no significant adverse findings. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding had been closed. No economic or other sanctions were imposed. Additionally, the Department released our $126 million letter of credit during the third quarter of fiscal year 2011 previously posted in connection with our February 2009 program review.
In October 2011, the Office of the Inspector General of the Department notified us that it is conducting a nationwide audit of the Department's program requirements, guidance, and monitoring of institutions of higher education offering distance education. We understand that this is part of the Office of the Inspector General's annual internal audit plan for its oversight of the Department, and we have been asked to provide various records for review by the auditors. If any Title IV or other compliance issues arise in the course of this audit of the Department's procedures, the Department could elect to commence a limited or general program review.
Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.
We collected the substantial majority of our fiscal year 2011 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the U.S. Department of Education may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.
If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.
University of Phoenix, Western International University and CFFP are authorized to operate and to grant degrees by the applicable state agency of each state where such authorization is required and where we maintain a campus, or are exempt from such regulatory authorization usually based on recognized accreditation. In addition, several states require University of Phoenix and Western International University to obtain separate authorization for the delivery of distance education to residents of those states. Compliance with these state requirements is also necessary for students in the respective states to participate in Title IV programs. The loss of such authorization in one or more states would render students resident in those states ineligible to participate in Title IV programs and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business. In addition, under the new program integrity rules adopted by the U.S. Department of Education, we are required to seek and obtain specific regulatory approval to operate in certain states in which we are currently exempt from state authorization, and cannot rely on previously available exemptions based on accreditation. If we experience a delay in obtaining or cannot obtain these approvals, our business could be adversely impacted. See Rulemaking by the U.S. Department of Education could materially and adversely affect our business, above.
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
Furthermore, to participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV programs. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2011 composite scores for Apollo Group, University of Phoenix and Western International University were 2.6, 2.2 and 1.8, respectively.
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
Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.
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
In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 Rule percentage by increasing the proportion of the affected students’ funding needs satisfied by Title IV programs. This could negatively impact or increase the cost of our compliance with the 90/10 Rule, as discussed under the Risk Factor, “Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted,” above.
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
We operate physical and online educational institutions in the United Kingdom, Europe, Chile, Mexico, and elsewhere, and are actively seeking further expansion in other countries. Our operations in each of the relevant foreign jurisdictions are subject to the Foreign Corrupt Practices Act educational and other regulations, which may differ materially from the regulations applicable to our U.S. operations.
Risks Related to Our Business
Changes we are making to our business to improve the student experience may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.
We are focused on improving the student experience and identifying and enrolling students who have a greater likelihood to succeed in our educational programs. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2011. These initiatives include, but are not limited to, the following:

•	Upgrading our learning and data platforms;

•
Adopting new tools to better support students’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•
Refining our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•
Requiring all associate’s and bachelor’s students who enroll in University of Phoenix with fewer than 24 credits (one year of college credit) to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment. After piloting the program for a year, we implemented this policy university-wide in November 2010; and

•
Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010. See Risks Related to the Highly Regulated Industry in Which We Operate -Rulemaking by the U.S. Department of Education could materially and adversely affect our business, above.

We believe that the reduction in University of Phoenix aggregate New Degreed Enrollment during fiscal year 2011 compared to fiscal year 2010 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approach. We expect that each of these measures will continue to reduce University of Phoenix net revenue, operating income and cash flow in fiscal year 2012, and potentially beyond.
Our business may be adversely affected by changes in the U.S. economy.
The U.S. and much of the world economy are experiencing difficult and uncertain economic circumstances. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. We believe that the sharp economic downturn in the U.S. beginning in 2008 contributed to our enrollment growth in our fiscal years 2009 and 2010 as an increased number of working learners sought to advance their education to improve job security or reemployment prospects. The modest improvement in the U.S. economy in 2011 may have reduced this effect on demand for educational services among potential working learners, and contributed to the declines in New Degreed Enrollment that we experienced during 2011. A further improvement in economic conditions in the U.S. and, in particular, an improvement in the U.S. unemployment rate, may reduce demand among potential working learners for educational services. Such a reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees or discourage existing or potential students from pursuing education due to a perception that there are insufficient job opportunities or due to their increased economic uncertainty or otherwise, any of which could adversely impact our enrollment. In addition, worsening economic and employment conditions could adversely affect the ability or willingness of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate and require increased time, attention and resources to manage these defaults, which could have a material adverse effect on our business. See Risks Related to the Highly Regulated Industry in Which We Operate - An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, above.
We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and other resources than we have. Our competitors, both public and private, may offer programs similar to ours at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to proprietary institutions. In addition, an increasing number of our competitors, including traditional colleges and community colleges, are offering distance learning and other online education programs. Companies providing online learning systems have enabled a greater number of traditional colleges and community colleges to offer online courses, in some cases at lower tuition levels and/or with a higher perceived reputation. As the online and distance learning segment of the postsecondary education market matures, the intensity of the competition we face will continue to increase further. This intense competition could adversely affect our business, financial condition, results of operations and cash flows.
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
The proprietary postsecondary education sector is under intense regulatory and other scrutiny which has led to media attention that in many instances has portrayed the sector in an unflattering light. This negative media attention may cause some prospective students to choose educational alternatives outside of the proprietary sector or may cause them to choose proprietary alternatives other than University of Phoenix, either of which could negatively impact our new enrollments.
Some of the additional factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	regulatory investigations that may damage our reputation;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general;

•	increased competition from schools offering distance learning and other online educational programs;

•	litigation that may damage our reputation;

•	inability to continue to recruit, train and retain quality faculty;

•	student or employer dissatisfaction with the quality of our services and programs;

•	inability of graduates to obtain employment, professional licensure, or certification in their fields of study;

•	student financial, personal or family constraints;

•	tuition rate reductions by competitors that we are unwilling or unable to match; and

•	a decline in the acceptance of online education.
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
In recent years, a substantial proportion of our overall growth has arisen from the increase in associate’s degree students enrolled in University of Phoenix. As a result of this, the proportion of our Degreed Enrollment composed of associate’s degree students has increased in recent years and may increase again in the future. We have experienced certain adverse effects from this shift, such as an increase in our student loan cohort default rate. Although the proportion of our Degreed Enrollment composed of associate’s degree students decreased in fiscal year 2011, the proportion of our bachelor’s degree students who enroll with fewer than 24 incoming credits has increased, which may contribute to a continued increase in our student loan cohort default rate. If the proportion of students with fewer than 24 incoming credits continues to increase in the future, we may experience additional consequences, such as higher cost per New Degreed Enrollment, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rule, an increase in our student loan default rates, an increase in our bad debt expense, more limited ability to implement tuition price increases and other effects that may adversely affect our business, financial condition, results of operations and cash flows.
System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

The performance and reliability of our computer network and phone systems infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and on-ground operations. We have only limited redundancies in our core computer and network infrastructure, which is concentrated in a single geographic area. We are currently evaluating our information technology systems to identify and address design and hardware risks. Because we do not have real-time comprehensive redundancies in our IT infrastructure, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere. An event such as this may require equipping and restoring activities that could take up to several weeks to complete. The disruption from such an event could significantly impact our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows, and could adversely affect our compliance with applicable regulations and accrediting body standards.

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
We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working learners for particular programs and also serve to increase our reputation among high-profile employers. In addition, programs in which employers directly pay tuition have a beneficial impact on our 90/10 Rule percentage calculation by reducing the proportion of our cash-basis revenues attributable to Title IV funds. If we are unable to develop new relationships or further develop our existing relationships, or if our existing relationships deteriorate or end, our efforts to seek these sources of potential working learners may be impaired, and this could materially and adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to successfully conclude pending litigation and governmental inquiries, our business, financial condition, results of operations and cash flows could be adversely affected.
We, certain of our subsidiaries, and certain of our current and former directors and executive officers have been named as defendants in various lawsuits.
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for a payment of $145.0 million. The outcome of this legal proceeding remains uncertain including, but not limited to, the requirement that any settlement agreement must be approved by the court.
In November 2010, the District Court for the District of Arizona consolidated three securities class action complaints into a single action entitled, In re Apollo Group, Inc. Securities Litigation and appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss. We anticipate that the plaintiffs will seek substantial damages, including damages representing the aggregate investment losses attributable to the alleged false and misleading statements by all shareholders who purchased shares during the 29-month putative class period and still held those shares on October 13, 2010.
On May 25, 2011, we were notified that a qui tam complaint had been filed against us by private relators under the Federal

False Claims Act and California False Claims Act. The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. The complaint was served on June 22, 2011. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion to file an amended complaint. No oral argument on either motion is currently scheduled.
During fiscal year 2011, we received notices from the Attorney General’s Office of each of Florida, Massachusetts and Delaware regarding their investigations under applicable consumer protection laws of the business practices at University of Phoenix. We believe that there may be an informal coalition of states considering investigations into recruiting practices and the financing of education at proprietary educational institutions, which may or may not include these three states. The consumer protection laws of states are broad and subject to substantial interpretation. If our past or current business practices at University of Phoenix are found to violate applicable consumer protection laws, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.
We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving shareholders and employment matters. Refer to Note 20, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and HLC may increase our risk of claims by shareholders.
We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse termination in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV programs.
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

•
uncertainty of future enrollment relating to BPP’s newly established Business School, reduced demand for professional degrees, increased competition for professional examinations training, changes in the content of or procedures for professional examinations or other factors;

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
We review our goodwill and other indefinite-lived intangible asset balances for impairment on at least an annual basis through the application of a fair-value-based test. In assessing the fair value of our reporting units, we rely primarily on using a discounted cash flow analysis which includes our estimates about the future cash flows of our reporting units that are based on assumptions consistent with our plans to manage the underlying businesses. Other factors we consider include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner or use of the acquired assets or the overall business strategy, and significant negative industry or economic trends. We recorded goodwill and other intangible asset impairments totaling $219.9 million for our BPP reporting unit during fiscal year 2011. For further discussion of these items, see Note 10, Goodwill and Intangible Assets, in Part II, Item 8, Financial Statements and Supplementary Data.
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
In some instances, our employees, including faculty members, or our students may post various articles or other third-party content online in class discussion boards or in other venues including Facebook, PhoenixConnect, University of Phoenix's proprietary social media network, and other social networks. We may incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material (which may include changing or removing content from our courses) or pay monetary damages, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.
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
As part of our growth strategy, through Apollo Global, Inc., our consolidated majority-owned subsidiary, we have acquired additional universities outside the U.S. and we intend to actively pursue further acquisitions. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	complexity of operations across borders;

•	compliance with foreign regulatory environments;

•	changes in existing laws to prohibit or restrict for-profit education, whether arising from public discontent or otherwise;

•	currency exchange rate fluctuations;

•	monetary policy risks, such as inflation, hyperinflation and deflation;

•	price controls or restrictions on exchange of foreign currencies;

•
potential political and economic instability in the countries in which we operate, including potential student uprisings such as the recent student protests in London against tuition increases and the ongoing student protests in Chile against for-profit education;

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
We are subject to multiple types of taxes in the U.S., United Kingdom and various other foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax accruals involves various judgments, and therefore the ultimate tax determination is subject to uncertainty. In addition, changes in tax laws, regulations, or rules may adversely affect our future reported financial results, may impact the way in which we conduct our business, or may increase the risk of audit by the Internal Revenue Service or other tax authorities.
Our U.S. federal income tax returns for our fiscal years 2006 through 2010 are currently under review by the Internal Revenue Service. In addition, we are subject to numerous ongoing audits by state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our business, financial condition, results of operations and cash flows.
In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment of service revenues for corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states into which we sell services. These legislative and administrative changes could result in a portion of our income being taxed by two or more states. The magnitude of this possible double taxation could continue to increase as more states change the manner in which they tax income from services. If we experience double taxation by states for a substantial portion of our income, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to the oversight of the Securities and Exchange Commission and other regulatory agencies, and investigations by these agencies could divert management’s focus and have a material adverse impact on our reputation and financial condition.
As a result of this government regulation and oversight, we may be subject to legal and administrative proceedings. For example, in October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that it had commenced an informal inquiry into our revenue recognition practices. The Securities and Exchange Commission has requested various information and documents from us and/or from our auditors, including information regarding our revenue recognition practices, our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, our insider trading policies and procedures, a chronology of the internal processing and availability of information about the U.S. Department of Education program review of University of Phoenix commenced in early 2009, certain information relating to non-Title IV revenue sources and other matters. Based on these requests, the eventual scope, duration and outcome of the inquiry cannot be predicted at this time. However, we have devoted substantial time and incurred substantial legal and other expenses in connection with this inquiry and we may have to devote additional time and incur additional expenses in the future. The costs of responding to, and the publicity surrounding investigations or enforcement actions by the Securities and Exchange Commission or the Department of Justice, even if ultimately resolved favorably for us, could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Item 1B — Unresolved Staff Comments
None.

Item 2 — Properties
As of August 31, 2011, we utilized 442 facilities, the majority of which were leased. As of August 31, 2011, we were obligated to lease approximately 9.2 million square feet and owned approximately 0.6 million square feet, as follows:

			Leased		Owned		Total
Reportable Segment	Location	Type	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties
University of Phoenix	United States	Office	1,024,230	11	—	—	1,024,230	11
		Dual Purpose	5,815,436	263	—	—	5,815,436	263
			6,839,666	274	—	—	6,839,666	274
	International	Office	3,519	2	—	—	3,519	2
Apollo Global:
BPP	International	Office	29,965	3	—	—	29,965	3
		Dual Purpose	321,779	36	178,525	5	500,304	41
			351,744	39	178,525	5	530,269	44
Other	United States	Office	3,557	1	—	—	3,557	1
		Dual Purpose	93,709	5	—	—	93,709	5
			97,266	6	—	—	97,266	6
	International	Office	22,475	2	6,189	1	28,664	3
		Dual Purpose	159,608	20	412,624	20	572,232	40
			182,083	22	418,813	21	600,896	43
Other Schools	United States	Office	22,174	1	—	—	22,174	1
		Dual Purpose	109,259	45	—	—	109,259	45
			131,433	46	—	—	131,433	46
	International	Office	11,218	1			11,218	1
Corporate	United States	Office	1,606,258	26	—	—	1,606,258	26
	Total		9,223,187	416	597,338	26	9,820,525	442
_______________________________________
Dual purpose space includes office and classroom facilities. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We evaluate current utilization of the educational facilities and projected enrollment to determine facility needs.
In addition to the above properties, we executed a lease agreement in fiscal year 2009 for a property that has been constructed for which we did not have the right to control the use of the property under lease at August 31, 2011. The property has approximately 274,000 of aggregate square footage and we began using the property in the first quarter of fiscal year 2012.
During the fourth quarter of fiscal year 2011, we implemented a real estate rationalization plan in Phoenix, Arizona to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The plan consists of abandoning all, or a portion of, four leased facilities (approximately 495,000 square feet), which is included in the above table. See Note 4, Restructuring and Other Charges, in Item 8, Financial Statements and Supplementary Data, for further discussion.
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
A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 20, Commitments and Contingencies, Contingencies Related to Litigation and Other Proceedings and Regulatory and Other Matters, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
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
The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low
2010
First Quarter	$76.86	$52.79
Second Quarter	65.72	53.59
Third Quarter	66.69	52.20
Fourth Quarter	53.21	38.39
2011
First Quarter	$53.61	$33.75
Second Quarter	46.42	34.10
Third Quarter	45.67	38.00
Fourth Quarter	54.23	40.60
Holders
As of August 31, 2011, there were approximately 244 registered holders of record of Apollo Class A common stock and four registered holders of record of Apollo Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Although we are permitted to pay dividends on our Apollo Class A and Apollo Class B common stock, subject to the satisfaction of applicable financial covenants in our principal credit facility, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Class A and Apollo Class B common stock in an identical manner as follows: holders of our Apollo Class A common stock and Apollo Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the near term. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.
Purchases of Equity Securities
Our Board of Directors has authorized programs to repurchase shares of Apollo Class A common stock, from time to time depending on market conditions and other considerations. The share repurchases under these programs for the three months ended August 31, 2011 are as follows:

(in thousands, except per share data)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of May 31, 2011	50,952	$55.07	50,952	$357,711
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(228)	55.07	(228)	—
Treasury stock as of June 30, 2011	50,724	$55.07	50,724	$357,711
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(351)	55.07	(351)	—
Treasury stock as of July 31, 2011	50,373	$55.07	50,373	$357,711
New authorizations	—	—	—	—
Shares repurchased	7,734	46.16	7,734	(357,000)
Shares reissued	(105)	53.88	(105)	—
Treasury stock as of August 31, 2011	58,002	$53.88	58,002	$711
_______________________________________

(1)
Shares repurchased in the above table exclude approximately 131,000 shares repurchased for $6.1 million during the three months ended August 31, 2011 related to tax withholding requirements on restricted stock units. These repurchases do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program. Please refer to Note 16, Shareholders’ Equity, in Item 8, Financial Statements and Supplementary Data, for additional information.

As of August 31, 2011, approximately $0.7 million remained available under our share repurchase authorization. Subsequent to August 31, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $500 million. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Company Stock Performance
The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Career Education Corp., Corinthian Colleges Inc., DeVry Inc., ITT Educational Services Inc., and Strayer Education Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2006, and its relative performance is tracked through August 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc., The S&P 500 Index and a Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/06
8/07
8/08
8/09
8/10
8/11
Apollo Group, Inc.
S&P 500
Peer Group

*$100 invested on 8/31/06 in stock and index-including reinvestment of dividends.
Fiscal year ending August 31.
Source: Standard & Poor’s.

	8/06	8/07	8/08	8/09	8/10	8/11
Apollo Group, Inc.	100	117	127	129	85	93
S&P 500	100	115	102	84	88	104
Peer Group	100	154	155	175	108	110
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

Item 6 — Selected Consolidated Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of income data for fiscal years 2011, 2010 and 2009, and the consolidated balance sheets data as of August 31, 2011 and 2010, were derived from the audited consolidated financial statements, included herein.
We have made certain changes in presentation to the financial data presented below associated with our disaggregation of operating expenses. For further discussion of these changes in presentation, refer to Note 3, Changes in Presentation, in Item 8, Financial Statements and Supplementary Data.

	As of August 31,
($ in thousands)	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Cash and cash equivalents and marketable securities	$1,577,610	$1,299,943	$987,825	$511,459	$392,681
Restricted cash and cash equivalents	$379,407	$444,132	$432,304	$384,155	$296,469
Long-term restricted cash and cash equivalents	$—	$126,615	$—	$—	$—
Total assets	$3,269,706	$3,601,451	$3,263,377	$1,860,412	$1,449,863
Current liabilities	$1,655,287	$1,793,511	$1,755,278	$865,609	$743,835
Long-term debt	179,691	168,039	127,701	15,428	—
Long-term liabilities	190,739	251,161	155,785	133,210	72,188
Total equity	1,243,989	1,388,740	1,224,613	846,165	633,840
Total liabilities and shareholders’ equity	$3,269,706	$3,601,451	$3,263,377	$1,860,412	$1,449,863

	Year Ended August 31,
(In thousands, except per share data)	2011	2010	2009	2008	2007
Consolidated Statements of Income Data:
Net revenue	$4,733,022	$4,925,819	$3,953,566	$3,133,436	$2,721,812
Costs and expenses:
Instructional and student advisory	1,774,087	1,733,134	1,333,919	1,177,991	1,045,713
Marketing	655,362	623,743	497,568	416,551	341,538
Admissions advisory	415,386	466,358	437,908	374,175	311,622
General and administrative	355,751	301,116	277,887	204,793	189,391
Provision for uncollectible accounts receivable	181,297	282,628	151,021	104,201	120,614
Depreciation and amortization	159,006	145,564	108,828	88,349	80,926
Goodwill and other intangibles impairment	219,927	184,570	—	—	—
Restructuring and other charges	22,913	—	—	—	—
Litigation (credit) charge, net	(11,951)	177,982	80,500	—	—
Total costs and expenses	3,771,778	3,915,095	2,887,631	2,366,060	2,089,804
Operating income	961,244	1,010,724	1,065,935	767,376	632,001
Interest income	3,222	2,920	12,591	30,078	31,172
Interest expense	(8,931)	(11,891)	(4,448)	(3,450)	(232)
Other, net	(1,588)	(685)	(7,151)	6,772	672
Income from continuing operations before income taxes	953,947	1,001,068	1,066,927	800,776	663,613
Provision for income taxes	(420,638)	(464,063)	(456,720)	(314,025)	(250,961)
Income from continuing operations	533,309	537,005	610,207	486,751	412,652
Income (loss) from discontinued operations, net of tax	2,487	(15,424)	(16,377)	(10,824)	(3,842)
Net income	535,796	521,581	593,830	475,927	408,810
Net loss attributable to noncontrolling interests	36,631	31,421	4,489	598	—
Net income attributable to Apollo	$572,427	$553,002	$598,319	$476,525	$408,810
Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$4.03	$3.74	$3.90	$2.97	$2.39
Discontinued operations attributable to Apollo	0.02	(0.10)	(0.11)	(0.07)	(0.02)
Basic income per share attributable to Apollo	$4.05	$3.64	$3.79	$2.90	$2.37
Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$4.02	$3.72	$3.85	$2.94	$2.38
Discontinued operations attributable to Apollo	0.02	(0.10)	(0.10)	(0.07)	(0.03)
Diluted income per share attributable to Apollo	$4.04	$3.62	$3.75	$2.87	$2.35
Basic weighted average shares outstanding	141,269	151,955	157,760	164,109	172,309
Diluted weighted average shares outstanding	141,750	152,906	159,514	165,870	173,603

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

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Significant events from the current period.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected on our consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of cash flows and contractual obligations and other commercial commitments.
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
Substantially all of our net revenue is composed of tuition and fees for educational services. University of Phoenix represented 91% of our total consolidated net revenue and more than 100% of our operating income in fiscal year 2011. University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2011 from receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule.
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
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Initiative to Enhance Student Experience and Outcomes.  We are intensely focused on improving student experiences and outcomes. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2011. These initiatives include, but are not limited to, the following:

•	Upgrading our learning and data platforms;

•
Adopting new tools to better support students’ financing decisions for educational costs, such as our Responsible Borrowing Calculator, which is designed to help students calculate the amount of student borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•
Refining our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•
Requiring all associate’s and bachelor’s students who enroll in University of Phoenix with fewer than 24 credits (one year of college credit) to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. After piloting the program for a year, we implemented this policy university-wide in November 2010; and

•
Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel effective September 1, 2010. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

We believe the 40.3% reduction in University of Phoenix aggregate New Degreed Enrollment in fiscal year 2011 compared to fiscal year 2010 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approach. We expect that these initiatives will continue to reduce University of Phoenix net revenues, operating income and cash flow in fiscal year 2012, and potentially beyond. However, we believe that many of these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

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

•
Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•
Expansion of the definition of misrepresentation, relating to the Department’s authority under the Higher Education Act, as reauthorized, to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

Except for the gainful employment metrics discussed below, most of the rules were effective July 1, 2011.
On June 13, 2011, the Department published final regulations, effective July 1, 2012, on the metrics for determining whether an academic program prepares students for gainful employment. The regulations establish three annual, program-level metrics: debt repayment rate, debt-to-discretionary income ratio, and debt-to-total earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.
The program integrity rules require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011, and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict and could adversely affect our business, financial condition, results of operations and cash flows. See Part I, Item IA, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.
On September 27, 2011, the Department published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. After the public comment period ends on November 14, 2011, the Department will review and consider responses to the NPRM before publishing final regulations that would be effective by July 2013.

•
U.S. Congressional Hearings.  Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including University of Phoenix and other subsidiaries of Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation.

•
90/10 Rule.  One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify a wide range of additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial reporting. Should an institution be subject to such provisional certification at the time that its program participation agreement expired, the effect on recertification of the institution or continued eligibility to participate in Title IV programs pending recertification is uncertain.
The University of Phoenix 90/10 Rule percentage for fiscal year 2011 was 86%, which represented a 200 basis point decrease compared to fiscal year 2010. We believe the decrease is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees. We have also implemented in recent years various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule percentage, they have had only limited impact to date. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
Based on our most recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2012. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in government tuition assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations, which is discussed below. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.

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

For University of Phoenix, the 2009 cohort default rate was 18.8%. We believe the University of Phoenix cohort default rate has been increasing over the past several years due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced. Although we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will help to stabilize and over time favorably impact our rates. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2010 two-year cohort default rates to exceed 25%. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

•
Federal and State Financial Aid Funding. In April 2011, President Obama signed the fiscal year 2011 spending bill, also known as the Continuing Resolution, which permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011-2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Further, a reduction in government tuition assistance for military personnel, including veterans, or a change in the way such funding is treated for purposes of the 90/10 Rule may adversely impact our 90/10 Rule percentage, and may negatively impact enrollment. In addition to possible reductions in federal student financial aid, economic uncertainty over recent years has reduced the availability of state-funded student financial aid as many states face historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule percentage. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our student population and increase our costs of operation and Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - Risks Related to the Highly Regulated Industry in Which We Operate - Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

•
Higher Learning Commission (“HLC”). In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC in September 2010 and subsequently responded to further requests for information. In July 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate. These were the areas on which HLC’s review was focused. HLC also stated that there remain significant questions as well as areas that University of Phoenix should work on improving. HLC indicated that these will be reviewed by the comprehensive evaluation team at its previously scheduled visit beginning in March 2012, which is its next comprehensive evaluation visit. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate - If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.

•
Intelligently Expand Access into New Markets.  We believe we can capitalize on opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. In particular, we have observed a growing demand for high quality postsecondary and other education services outside of the U.S. We intend to actively pursue quality opportunities to partner with or acquire existing institutions of higher learning where we believe we can achieve attractive long-term growth and value creation.

For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.
Fiscal Year 2011 Significant Events
In addition to the items mentioned above, we experienced the following significant events during the fiscal year 2011:

1.
University of Phoenix Academic Annual Report. In December 2010, University of Phoenix published its third Academic Annual Report which contains a variety of comparative performance measures related to student outcomes and university initiatives related to quality and accountability.

2.
University of Phoenix Program Review. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department in respect of the Department’s December 2010 program review. There were no significant adverse findings. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding had been closed. No economic or other sanctions were imposed. Additionally, the Department released our $126 million letter of credit during the third quarter of fiscal year 2011 previously posted in connection with our February 2009 program review.

3.	Changes in Directors. The following changes in directors have occurred during fiscal year 2011:

•
During the second quarter of fiscal year 2011, Stephen J. Giusto resigned from the Board of Directors in connection with his acceptance of employment with Apollo in a senior management position to manage, expand and grow Apollo’s educational services offerings;

•	During the second quarter of fiscal year 2011, James R. Reis ceased to serve as a director of Apollo when his term expired upon the annual meeting of our Class B shareholders;

•	During the third quarter of fiscal year 2011, Darby Shupp was appointed to our Board of Directors; and

•	During the fourth quarter of fiscal year 2011, Robert S. Murley was appointed to our Board of Directors.

4.
BPP Goodwill and Other Intangibles Impairment. During the second quarter of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles totaling $219.9 million. Refer to Note 10, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information.

5.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for a payment of $145.0 million. The outcome of this legal proceeding remains uncertain including, but not limited to, the requirement that any settlement agreement must be approved by the court. Refer to Note 20, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.

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

8.
Restructuring and Other Charges. During fiscal year 2011, we recorded restructuring and other charges totaling $22.9 million associated with a real estate rationalization plan and a strategic reduction in force. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. Refer to Note 4, Restructuring and Other Charges, in Item 8, Financial Statements and Supplementary Data, for additional information.

9.
Arizona Department of Revenue. During the fourth quarter of fiscal year 2011, we executed a Closing Agreement with the Arizona Department of Revenue to settle a matter regarding apportionment of our income for state income tax purposes. Based on the settlement, we have foregone our refund claims of $51.5 million, paid or will pay $59.8 million, and realized a $43.3 million benefit. Refer to Note 15, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.

10.
Carnegie Learning, Inc. Acquisition. During the fourth quarter of fiscal year 2011, we entered into an agreement to acquire all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning for $75 million. In a separate transaction, we entered into an agreement to acquire related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. These acquisitions were completed on September 12, 2011. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which supports improved retention and graduation rates. Given our postsecondary focus, we intend to evaluate strategic alternatives for the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies involve a higher degree of judgments, estimates and complexity, and are detailed below.
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
Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory costs. Total employee tuition benefits were $97.0 million, $100.3 million and $90.5 million for fiscal years 2011, 2010 and 2009, respectively.
The following table presents the components of our net revenue, and each component as a percentage of total net revenue, for the fiscal years 2011, 2010 and 2009:

	Year Ended August 31,
($ in thousands)	2011		2010		2009
Tuition and educational services revenue	$4,570,983	96%	$4,757,918	97%	$3,815,014	96%
Educational materials revenue	320,780	7%	324,951	6%	226,388	6%
Services revenue	76,500	2%	84,185	2%	83,238	2%
Other revenue	23,139	—%	22,414	—%	28,249	1%
Gross Revenue	4,991,402	105%	5,189,468	105%	4,152,889	105%
Less: Discounts	(258,380)	(5)%	(263,649)	(5)%	(199,323)	(5)%
Net revenue	$4,733,022	100%	$4,925,819	100%	$3,953,566	100%

•
Tuition and educational services revenue encompasses both online and on-campus classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

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

•	Services revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. Under new U.S. Department of Education regulations, subsequent to July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with Client Institutions and is recognized on a straight line basis over the term of the contract as the services are provided. The term for these fixed fee contracts range from one to five years with provisions for renewal thereafter.

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

•
Discounts reflect reductions in charges for tuition or other fees from our standard rates and include military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions.

University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the period of instruction as the services are delivered. This refund policy applies to students in most, but not all states, as some states require different policies.
Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, and the tuition price per credit.
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
We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection for approximately six months.
We recorded bad debt expense of $181.3 million, $282.6 million and $151.0 million during fiscal years 2011, 2010 and 2009, respectively. Our allowance for doubtful accounts was $128.9 million and $192.9 million as of August 31, 2011 and 2010, respectively. For the purpose of sensitivity, a one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2011 would have resulted in a pre-tax change in income of $3.2 million. Additionally, if our bad debt expense were to change by one percent of total net revenue for the fiscal year ended August 31, 2011, we would have recorded a pre-tax change in income of approximately $47.3 million.
Goodwill and Intangible Assets

•
Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to our respective reporting units. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.

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

•
Goodwill — We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. Effective September 1, 2011, we early adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows, but does not require, us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test discussed above. Refer to Recent Accounting Pronouncements in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

•
Indefinite-lived intangible assets — The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual indefinite-lived intangible asset impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.

Our goodwill and indefinite-lived intangible assets by reportable segment are summarized in the table below:

($ in thousands)	Annual Impairment Test Date	Goodwill as of August 31,		Indefinite-lived Intangibles as of August 31,
		2011	2010	2011	2010
University of Phoenix	May 31	$37,018	$37,018	$—	$—
Apollo Global — BPP(1)	July 1	50,694	241,204	97,662	114,330
Apollo Global — Other
UNIACC	May 31	13,103	12,132	5,311	4,919
ULA(1)	May 31	15,591	14,914	2,504	2,395
Western International University	May 31	1,581	1,581	—	—
Other Schools
CFFP	August 31	15,310	15,310	—	—
_______________________________________

(1)
We recorded impairment charges during the second quarter of fiscal year 2011 for BPP's goodwill and other intangible assets of $197.7 million and $22.2 million, respectively. During fiscal year 2010, we recorded impairment charges of $156.3 million and $19.6 million for BPP's goodwill and other intangible assets, respectively, and an $8.7 million impairment charge for ULA's goodwill.

The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including identification of our reporting units, identification and allocation of assets and liabilities to each of our reporting units and determination of fair value of our reporting units. Our goodwill testing process includes the use of industry accepted valuation methods, involvement of various levels of management in different operating functions to review and approve certain criteria and assumptions and, in certain instances, engaging third-party valuation specialists to assist with our analysis.
To determine the fair value of our reporting units, we primarily use an income-based approach consisting of a discounted cash flow valuation method. We also consider a market-based approach or a combination of both methods. The discounted cash flow valuation method consists of projecting future cash flows for a reporting unit, which may include developing one or multiple sets of cash flow scenarios and applying a reasonable weighting to those scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.
We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the probability weightings assigned to cash flow scenarios, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions and reasonable expectations for planned business, and operating strategies and initiatives over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We also believe the assumptions used in our goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. If we determine our critical assumptions discussed above require revision or are adversely impacted, a potential goodwill impairment may result in the future.
To determine the fair value of our trademark intangible assets we use the relief-from-royalty method. This method estimates the benefit of owning the intangible assets rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. To fair value the accreditations and designations intangible assets, we primarily use the cost savings method which estimates the cost savings of owning the intangible asset rather than either creating the asset or not having the asset in place to be used in current operations. This method incorporates the use of significant judgments in determining the projected profit or replacement cost attributable to the asset and the appropriate discount rate. The determination of fair value of our indefinite-lived intangible assets consists primarily of using unobservable inputs under the fair value measurement standards.
During fiscal year 2011, we completed our annual goodwill impairment tests for each of our reporting units and our annual indefinite-lived intangible asset impairment tests, as applicable. For our BPP reporting unit, we were required to perform an interim goodwill impairment test in the second quarter of fiscal year 2011, which resulted in recognizing goodwill and other intangibles impairment charges, as further discussed below. We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test date. The excess as a percentage of fair value for University of Phoenix, UNIACC, Western International University and CFFP was at least 25%, and the excess for ULA was approximately 16% as of their respective annual impairment test dates.
To determine the fair value for our University of Phoenix and Western International University reporting units, we used market multiple information and recent transaction data, if applicable, of comparable sized companies. For our CFFP reporting unit, we determined fair value using the discounted cash flow valuation method utilizing a 14.0% discount rate and 3% terminal growth rate. For our UNIACC and ULA reporting units, we determined fair value by using a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. Specifically, for our UNIACC and ULA reporting units, the key assumptions used in our analysis include the following:

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

•
Discount rates for UNIACC and ULA of 15.5% and 16.5%, respectively, and a terminal growth rate of 5% for both reporting units. For sensitivity purposes, a 100 basis point change in either of these assumptions would not have resulted in the carrying value exceeding the fair value for either reporting unit as of their May 31, 2011 annual impairment test date.
Our UNIACC and ULA reporting units also have indefinite-lived intangible assets consisting of trademarks and accreditations totaling $7.8 million as of August 31, 2011. We performed a fair value analysis of these indefinite-lived intangible assets as of the May 31, 2011 annual impairment test date and determined there was no impairment.
BPP Reporting Unit
During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its accounting and finance professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.
The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, accounting and finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.
To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied weighting factors of 80% and 20%, respectively. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

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

•	a significant increase in revenues over a long-term horizon at BPP’s University College, and

•	a 13.5% discount rate and 3.0% terminal growth rate.
Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This was the second time that we had received new information that has caused us to revise our forecasts for BPP and record impairment charges, as we recorded goodwill and other intangibles impairment charges of $175.9 million in fiscal year 2010. See Note 10, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for further discussion.
Accordingly, we performed an interim step two analysis which required us to fair value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The significant hypothetical purchase price adjustments included in the step two analysis consisted of:

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

Based on our analysis, we recorded impairment charges during the second quarter of fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the second quarter of fiscal year 2011, BPP’s goodwill and other intangibles impairment charges in the aggregate approximate $213.9 million (net of $6.0 million benefit for income taxes associated with the other intangibles impairment charge).
In the fourth quarter of fiscal year 2011, we performed our annual goodwill impairment for BPP. There have been no significant changes within BPP or the U.K. that we believe would have a meaningful impact on our cash flow estimates and other significant assumptions used in the interim impairment test performed in the second quarter of fiscal year 2011 discussed above. Accordingly, for the purpose of performing the annual goodwill impairment as of July 1, 2011, we utilized a similar valuation methodology and underlying assumptions. BPP’s goodwill was determined to not be impaired and the excess as a percentage of fair value was approximately 23%. Additionally, we completed our annual impairment tests for the indefinite-lived assets at BPP and determined there was no impairment.
Although our projections used in both our interim and annual goodwill impairment tests assume that the markets in which BPP operates will ultimately stabilize, we may be required to record additional impairment charges for BPP’s remaining goodwill and other intangibles balances of $50.7 million and $110.4 million, respectively, if there are further deteriorations in these markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected growth in future enrollment and related revenue at BPP’s University College.

•
Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. The weighted average useful life of our finite-lived intangible assets that are not fully amortized as of August 31, 2011 is 5.2 years.

At August 31, 2011 and 2010, our finite-lived intangible asset balances were $15.6 million and $28.9 million, respectively.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding the impairment charges discussed in Note 4, Restructuring and Other Charges, in Item 8, Financial Statements and Supplementary Data, we did not recognize any impairment charges for our other long-lived assets during fiscal years 2011 and 2010. At August 31, 2011, we believe the carrying amounts of our remaining other long-lived assets are fully recoverable and no impairment exists.
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
Accounting for Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
The determination of our uncertain tax positions requires us to make significant judgments. We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions. Our total unrecognized tax benefits, excluding interest and penalties, were $25.8 million and $166.0 million as of August 31, 2011 and 2010, respectively. The decrease in our unrecognized tax benefits from August 31, 2010 is principally due to resolution regarding the apportionment of income for state income tax purposes. Refer to Note 15, Income Taxes, in Item 8, Financial Statements and Supplementary Data, for additional information.
Share-Based Compensation
We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense, net of forfeitures, for all share-based awards over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.
We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The expected term of options represents the period of time that the options granted are expected to be outstanding. Prior to fiscal year 2011, we generally used the simplified mid-point method to estimate the expected term of stock options based on our determination that the terms and exercise behavior of our stock options had changed significantly in recent periods, causing our historical exercise data to not be reflective of our expectations of future exercise behavior. The simplified method uses the mid-point between the vesting and contractual terms of the stock options. During fiscal year 2011, we estimated the expected term of our stock options granted based primarily on the vesting period of the awards and historical exercise behavior, which did not result in a significant change in our expected term assumption compared to prior years.
For share-based awards with performance conditions, such as our Performance Share Awards described in Note 18, Stock and Savings Plans, in Item 8, Financial Statements and Supplementary Data, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
We estimate expected forfeitures of share-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the requisite service period. Rather, different forfeiture assumptions only impact the timing of expense recognition over the requisite service period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.
We used the following weighted average assumptions in the Black-Scholes-Merton option pricing model for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2011	2010	2009
Weighted average fair value	$16.71	$17.30	$27.32
Expected volatility	46.8%	48.6%	47.7%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	1.4%	1.5%	2.2%
Dividend yield	0.0%	0.0%	0.0%

The assumptions that have the most significant effect on the fair value of the stock option grants and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to these assumptions would affect the weighted average fair value per option as of the grant date for the 650,000 options granted during fiscal year 2011:

	Expected Volatility
Expected Life (Years)	42.1%	46.8%	51.5%
3.7	$14.30	$15.72	$17.07
4.2	15.26	16.71	18.12
4.7	16.12	17.63	19.10
Recent Accounting Pronouncements
Please refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during fiscal years 2011, 2010 and 2009.
As discussed in the Overview of this MD&A, our initiatives to enhance the student experience and outcomes and maintain compliance with new regulatory requirements have adversely impacted our fiscal year 2011 net revenue, operating income, and cash flow, as well as University of Phoenix New Degreed Enrollment and Degreed Enrollment. However, we believe that many of these efforts are in the best interests of our students and, over the long-term, will improve student persistence and completion rates and therefore reduce bad debt expense, reduce our risk associated with our regulatory environment, and position us for more stable long-term growth.
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks.
Effective during the first quarter of fiscal year 2011, we revised our presentation of operating expenses and changed our presentation of prior periods to conform to our revised presentation. There were no changes to total operating expenses or operating income as a result of these changes in presentation. Refer to Note 3, Changes in Presentation, in Item 8, Financial Statements and Supplementary Data. We categorize our operating expenses as follows:

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

Fiscal Year 2011 Compared to Fiscal Year 2010
Analysis of Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
($ in thousands)	2011	2010	2011	2010	Change
Net revenue	4,733,022	4,925,819	100.0%	100.0%	(3.9)%
Costs and expenses:
Instructional and student advisory	1,774,087	1,733,134	37.5%	35.2%	2.4%
Marketing	655,362	623,743	13.9%	12.7%	5.1%
Admissions advisory	415,386	466,358	8.8%	9.5%	(10.9)%
General and administrative	355,751	301,116	7.5%	6.1%	18.1%
Provision for uncollectible accounts receivable	181,297	282,628	3.8%	5.7%	(35.9)%
Depreciation and amortization	159,006	145,564	3.4%	3.0%	9.2%
Goodwill and other intangibles impairment	219,927	184,570	4.6%	3.7%	*
Restructuring and other charges	22,913	—	0.5%	—%	*
Litigation (credit) charge, net	(11,951)	177,982	(0.3)%	3.6%	*
Total costs and expenses	3,771,778	3,915,095	79.7%	79.5%	(3.7)%
Operating income	961,244	1,010,724	20.3%	20.5%	(4.9)%
Interest income	3,222	2,920	0.1%	0.1%	10.3%
Interest expense	(8,931)	(11,891)	(0.2)%	(0.3)%	24.9%
Other, net	(1,588)	(685)	—%	—%	*
Income from continuing operations before income taxes	953,947	1,001,068	20.2%	20.3%	(4.7)%
Provision for income taxes	(420,638)	(464,063)	(8.9)%	(9.4)%	9.4%
Income from continuing operations	533,309	537,005	11.3%	10.9%	(0.7)%
Income (loss) from discontinued operations, net of tax	2,487	(15,424)	—%	(0.3)%	*
Net income	535,796	521,581	11.3%	10.6%	2.7%
Net loss attributable to noncontrolling interests	36,631	31,421	0.8%	0.6%	16.6%
Net income attributable to Apollo	572,427	553,002	12.1%	11.2%	3.5%
_______________________________________
* not meaningful
Net Revenue
Our net revenue decreased $192.8 million, or 3.9%, in fiscal year 2011 compared to fiscal year 2010. The decrease was primarily attributable to University of Phoenix’s 3.9% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $41.0 million, or 2.4% in fiscal year 2011 compared to fiscal year 2010, which represents a 230 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to many student advisory and infrastructure support functions, and increased curriculum development and delivery costs. These costs were partially offset by lower faculty costs resulting from lower University of Phoenix and Apollo Global enrollment.
Marketing
Marketing increased $31.6 million, or 5.1%, in fiscal year 2011 compared to fiscal year 2010, which represents a 120 basis point increase as a percentage of net revenue. The increase in expense was due to higher advertising expenditures resulting from increased investment in non-Internet branding, and increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition in the education sector and increases in advertising rates from improving general media market conditions.
Admissions Advisory
Admissions advisory decreased $51.0 million, or 10.9%, in fiscal year 2011 compared to fiscal year 2010, which represents a 70 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount partially attributable to a strategic reduction in force during the first quarter of fiscal year 2011. See further discussion at Restructuring and Other Charges below. The decrease in admissions advisory was partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses increased $54.6 million, or 18.1%, in fiscal year 2011 compared to fiscal year 2010, which represents a 140 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily attributable to higher employee compensation costs and expenses associated with investment in our information technology resources and capabilities.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $101.3 million in fiscal year 2011 compared to fiscal year 2010, which represents a 190 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment;

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
Depreciation and Amortization
Depreciation and amortization increased $13.4 million in fiscal year 2011 compared to fiscal year 2010, which represents a 40 basis point increase as a percentage of net revenue. The increase was primarily due to increased capital expenditures during fiscal years 2011 and 2010 related to information technology, network infrastructure, and software. This was partially offset by a decrease in amortization of BPP intangible assets.
Goodwill and Other Intangibles Impairment
During fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively. Refer to Critical Accounting Policies and Estimates in this MD&A. During fiscal year 2010, we recorded goodwill impairment charges for BPP and ULA of $156.3 million and $8.7 million, respectively. We also recorded a $19.6 million impairment of BPP’s other intangibles during fiscal year 2010.

Restructuring and Other Charges
We implemented a strategic reduction in force in November 2010 and a real estate rationalization plan in the fourth quarter of fiscal year 2011. These initiatives, which are discussed further below, were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred in fiscal year 2011:

Charge for Year Ended
($ in thousands)	August 31, 2011
Real estate rationalization - Lease obligation costs, net	$13,052
Real estate rationalization - Asset impairments	6,015
Reduction in force - Severance and other benefits	3,846
Restructuring and other charges	$22,913

•
Real Estate Rationalization - During the fourth quarter of fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consists of abandoning all, or a portion of, four leased facilities, all of which are classified as operating leases. As of August 31, 2011, we were not using one of the facilities and we determined will no longer derive a future economic benefit from the facility. Accordingly, we accrued $13.1 million representing the fair value of our future contractual lease obligation under the respective operating lease. We measured the lease obligation at fair value using a discounted cash flow approach encompassing significant unobservable inputs. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining term of the lease, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facility. We also wrote-off $6.0 million of certain assets, including leasehold improvements, at the facility for which we do not expect a future economic benefit. The lease obligation and asset impairment charges are included in our University of Phoenix reportable segment. With respect to this facility, we estimate we will incur approximately $5 million of additional restructuring costs associated with future accretion of the discounted liability over the remaining lease term. Our estimates of our net lease obligation and future accretion expense could be subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements.

We expect to abandon the remaining three facilities in fiscal year 2012 and incur approximately $15 million to $20 million of additional charges associated with initially recognizing the net lease obligations and other costs. The majority of these charges will be recorded on the respective cease-use dates for each facility and will be included in our University of Phoenix reportable segment. We expect our rationalization plan will save approximately $10 million to $15 million in annualized operating lease costs for the next several years.

•
Reduction in Force - We implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. In connection with this reduction in force, we incurred a $3.8 million charge consisting of severance and other fringe benefit costs. This charge is included in our University of Phoenix reportable segment and was paid in the second quarter of fiscal year 2011.We began realizing related employee compensation expense reductions of approximately $8 million per quarter beginning in the second quarter of fiscal year 2011.

Litigation (Credit) Charge, Net
We recorded a net credit of $16.2 million in fiscal year 2011 principally due to an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). The outcome of this legal proceeding remains uncertain including, but not limited to, the requirement that any settlement agreement must be approved by the court. This was partially offset by a charge in fiscal year 2011 of an immaterial amount associated with another legal matter. In fiscal year 2010, we recorded $178.0 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 20, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Interest Income
Interest income was essentially flat in fiscal year 2011 compared to fiscal year 2010.
Interest Expense
Interest expense decreased $3.0 million in fiscal year 2011 compared to fiscal year 2010 primarily due to a decrease in average borrowings at Apollo Global’s subsidiaries.

Other, Net
Other, net in fiscal years 2011 and 2010 primarily consists of net foreign currency losses related to our international operations.
Provision for Income Taxes
Our income tax rate for continuing operations for fiscal year 2011 was 44.1% compared to 46.4% for fiscal year 2010. The decrease was primarily attributable to the following:

•
Our state effective rate for fiscal year 2011 was 1.8% compared to 6.3% in fiscal year 2010. Prior to fiscal year 2011, our state effective rate was adversely affected by uncertainty related to the apportionment of income for Arizona corporate income tax purposes. During the fourth quarter of fiscal year 2011, we executed a Closing Agreement with the Arizona Department of Revenue to settle a matter regarding apportionment of our income for state income tax purposes. Based on the settlement, we have foregone our refund claims of $51.5 million, paid or will pay $59.8 million, and realized a $43.3 million benefit. The realized benefit encompassed prior years and fiscal year 2011. The settlement also provides an agreed upon sales factor sourcing methodology through 2020. Our state effective rate for fiscal years 2011 and 2010 would have been approximately 4.7% using an apportionment methodology consistent with our agreement with the Arizona Department of Revenue. See Note 15, Income Taxes, in Item 8, Financial Statements and Supplementary Data;

•
A $9.6 million tax benefit recorded in fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010; and

•	A $7.3 million tax benefit related to the closure of Meritus in fiscal year 2011.
The decrease was partially offset by an $11.4 million tax benefit recorded in fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003. In addition, while our effective rate in both fiscal year 2011 and 2010 was adversely impacted by the non-deductible goodwill impairment charges discussed above, this impact was greater in fiscal year 2011 as a percentage of pre-tax book income.
Income (loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax, relates to our Insight Schools business, which we sold in the second quarter of fiscal year 2011. Refer to Note 5, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
Net Loss Attributable to Noncontrolling Interests
The net loss attributable to noncontrolling interests during fiscal years 2011 and 2010 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of goodwill and other intangibles impairment charges discussed above.

Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Year Ended August 31,		$	%
($ in thousands)	2011	2010	Change	Change
Net revenue
University of Phoenix	$4,322,670	$4,498,325	$(175,655)	(3.9)%
Apollo Global:
BPP	244,181	251,743	(7,562)	(3.0)%
Other	75,800	78,253	(2,453)	(3.1)%
Total Apollo Global	319,981	329,996	(10,015)	(3.0)%
Other Schools	88,517	95,706	(7,189)	(7.5)%
Corporate(1)	1,854	1,792	62	3.5%
Total net revenue	$4,733,022	$4,925,819	$(192,797)	(3.9)%
Operating income (loss)
University of Phoenix	$1,270,468	$1,447,636	$(177,168)	(12.2)%
Apollo Global:
BPP	(224,335)	(186,552)	(37,783)	(20.3)%
Other	(37,750)	(31,147)	(6,603)	(21.2)%
Total Apollo Global	(262,085)	(217,699)	(44,386)	(20.4)%
Other Schools	6,870	9,201	(2,331)	(25.3)%
Corporate(1)	(54,009)	(228,414)	174,405	*
Total operating income	$961,244	$1,010,724	$(49,480)	(4.9)%
_______________________________________
* not meaningful

(1)
The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in fiscal years 2011 and 2010 includes a net credit of $16.2 million and charges of $178.0 million, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 20, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.

University of Phoenix
The $175.7 million, or 3.9%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2010, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military veterans in selective programs, were generally in the range of 4-6%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs as detailed below.
We also implemented selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that became effective July 1, 2011. These tuition price and other fee changes were generally in the range of 3-5%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

The following table details University of Phoenix enrollment for fiscal years 2011 and 2010:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1),(4)
	August 31,	August 31,	% Change	Year Ended August 31,		% Change
(rounded to the nearest hundred)	2011(2)	2010(3)		2011	2010
Associate’s	163,500	204,200	(19.9)%	90,500	187,700	(51.8)%
Bachelor’s	186,000	178,500	4.2%	94,900	131,300	(27.7)%
Master’s	61,700	70,800	(12.9)%	33,600	49,300	(31.8)%
Doctoral	7,500	7,400	1.4%	2,900	3,400	(14.7)%
Total	418,700	460,900	(9.2)%	221,900	371,700	(40.3)%

(1) Refer to item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, May 31, 2011 and August 31, 2011.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2009, November 30, 2009, February 28, 2010, May 31, 2010 and August 31, 2010.
(4) Aggregate New Degreed Enrollment represents the sum of the four quarters New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 9.2% in fiscal year 2011 compared to fiscal year 2010 primarily due to the 40.3% decrease in aggregate New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes. These changes and initiatives are principally the following:

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
In addition, we believe that the decline in enrollment was partly the result of increased competition as traditional schools continue to expand their services, including on-line degree offerings, to compete for non-traditional students, especially working learners, and increased competition in the proprietary sector.
We expect that the initiatives detailed above will continue to reduce University of Phoenix net revenue, operating income and cash flow in fiscal year 2012, and potentially beyond. However, we continue to believe that many of these efforts are in the best interest of our students and, over the long-term, will improve student retention and completion rates, reduce bad debt expense, reduce the risks to our business associated with the regulatory environment, and position us for more stable long-term growth.
Operating income in our University of Phoenix segment decreased $177.2 million, or 12.2%, during fiscal year 2011 compared to fiscal year 2010. This decrease was primarily attributable to the following:

•	The 3.9% decrease in University of Phoenix net revenue;

•
An increase in expense associated with our various strategic initiatives to more effectively support our students and improve their educational outcomes. These initiatives have increased compensation related to many student advisory and infrastructure support functions, depreciation related to computer equipment and software, and curriculum development and delivery costs;

•
An increase in marketing costs due to higher advertising expenditure resulting from increased investment in non-Internet branding, and increased costs associated with our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Additionally, advertising rates for traditional and online media increased due to more competition in the education sector and increases in advertising rates from improving general media market conditions; and

•	$22.9 million of restructuring and other charges as discussed above.
The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention. See Overview in this MD&A for further discussion of University Orientation;

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix is currently implementing to improve its related processes;

•
Lower headcount in admissions advisory and certain marketing functions partially attributable to a strategic reduction in force implemented during the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
The $10.0 million decrease in Apollo Global net revenue during fiscal year 2011 compared to fiscal year 2010 was primarily attributable to BPP. The decrease at BPP was principally due to lower student enrollment.
Apollo Global’s operating loss in fiscal years 2011 and 2010 included goodwill and other intangibles impairment charges of $219.9 million and $184.6 million, respectively.
The increased operating loss was also attributable to the decrease in BPP net revenue and higher marketing costs at the Apollo Global subsidiaries. This was partially offset by a $10.0 million decrease in intangible asset amortization principally at BPP.
Other Schools
The decrease in Other Schools net revenue and operating income during fiscal year 2011 compared to fiscal year 2010 was principally due to a decrease in the number of Client Institutions serviced by IPD. The decrease in IPD’s Client Institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011. See Item 1, Business, for further discussion. The decrease in operating income was partially offset by reduced expenses at Meritus resulting from its closure in fiscal year 2011.

Fiscal Year 2010 Compared to Fiscal Year 2009
Analysis of Consolidated Statements of Income

			% of Net Revenue
	Year Ended August 31,		Year Ended August 31,		%
($ in thousands)	2010	2009	2010	2009	Change
Net revenue	$4,925,819	$3,953,566	100.0%	100.0%	24.6%
Costs and expenses:
Instructional and student advisory	1,733,134	1,333,919	35.2%	33.7%	29.9%
Marketing	623,743	497,568	12.7%	12.6%	25.4%
Admissions advisory	466,358	437,908	9.5%	11.1%	6.5%
General and administrative	301,116	277,887	6.1%	7.0%	8.4%
Provision for uncollectible accounts receivable	282,628	151,021	5.7%	3.8%	87.1%
Depreciation and amortization	145,564	108,828	3.0%	2.8%	33.8%
Goodwill and other intangibles impairment	184,570	—	3.7%	—%	*
Litigation charge	177,982	80,500	3.6%	2.0%	*
Total costs and expenses	3,915,095	2,887,631	79.5%	73.0%	35.6%
Operating income	1,010,724	1,065,935	20.5%	27.0%	(5.2)%
Interest income	2,920	12,591	0.1%	0.3%	(76.8)%
Interest expense	(11,891)	(4,448)	(0.3)%	(0.1)%	(167.3)%
Other, net	(685)	(7,151)	—%	(0.2)%	90.4%
Income from continuing operations before income taxes	1,001,068	1,066,927	20.3%	27.0%	(6.2)%
Provision for income taxes	(464,063)	(456,720)	(9.4)%	(11.6)%	(1.6)%
Income from continuing operations	537,005	610,207	10.9%	15.4%	(12.0)%
Loss from discontinued operations, net of tax	(15,424)	(16,377)	(0.3)%	(0.4)%	5.8%
Net income	521,581	593,830	10.6%	15.0%	(12.2)%
Net loss attributable to noncontrolling interests	31,421	4,489	0.6%	0.1%	*
Net income attributable to Apollo	$553,002	$598,319	11.2%	15.1%	(7.6)%
_______________________________________
* not meaningful
Net Revenue
Our net revenue increased $972.3 million, or 24.6%, in fiscal year 2010 compared to fiscal year 2009. University of Phoenix’s 19.4% net revenue growth was the primary contributor to the increase, mainly due to its growth in Degreed Enrollment and selective tuition price increases. Apollo Global’s acquisition of BPP also contributed $238.7 million, or 6.0 percentage points, of the overall increase in net revenue in fiscal year 2010 compared to fiscal year 2009. See our Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $399.2 million, or 29.9%, in fiscal year 2010 compared to fiscal year 2009, which represents a 150 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to BPP’s cost structure following Apollo Global’s acquisition of BPP in July 2009.
Marketing
Marketing expenses increased $126.2 million, or 25.4%, in fiscal year 2010 compared to fiscal year 2009, which represents a 10 basis point increase as a percentage of net revenue. The increase in expense was primarily attributable to University of Phoenix’s increased spending on non-Internet long-term branding and program driven marketing initiatives.

Admissions Advisory
Admissions advisory increased $28.5 million, or 6.5%, in fiscal year 2010 compared to fiscal year 2009, but represents a 160 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was primarily due to a lower growth rate for admissions personnel headcount compared to the increase in net revenue.
General and Administrative
General and administrative expenses increased $23.2 million, or 8.4%, in fiscal year 2010 compared to fiscal year 2009, but represents a 90 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was primarily due to the following:

•	a reduction in share-based compensation;

•	a reduction in legal costs in connection with defending ourselves in various legal matters;

•	the write-off in fiscal year 2009 of $9.4 million of information technology fixed assets that resulted primarily from our rationalization of software; and

•	expense in fiscal year 2009 resulting from our internal review of certain Satisfactory Academic Progress calculations.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable increased $131.6 million in fiscal year 2010 compared to fiscal year 2009, which represents a 190 basis point increase as a percentage of net revenue. The increase was primarily attributable to the economic uncertainty and an increase in the proportion of our aged receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are lower compared to students enrolled in graduate level programs and bachelor’s students.
Depreciation and Amortization
Depreciation and amortization increased $36.7 million in fiscal year 2010 compared to fiscal year 2009, which represents a 20 basis point increase as a percentage of net revenue. The increase was primarily attributable to the amortization of BPP’s intangible assets, and increased depreciation related to information technology, network infrastructure, and software.
Goodwill and Other Intangibles Impairment
Goodwill and other impairment charges during fiscal year 2010 included the following:

•	a $156.3 million charge for BPP’s goodwill;

•	a $19.6 million charge for BPP’s other intangibles; and

•	an $8.7 million charge for ULA’s goodwill.
Litigation Charge
We recorded $178.0 million of charges in fiscal year 2010 associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 20, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data. During fiscal year 2009, we recorded an $80.5 million charge representing our agreement in principle to settle a qui tam lawsuit pertaining to alleged violations of the False Claims Act. The settlement was finalized by all parties in fiscal year 2009, and the agreement made clear that we do not acknowledge, admit or concede any liability, wrongdoing, noncompliance, or violation as a result of the settlement.
Interest Income
Interest income decreased $9.7 million in fiscal year 2010 compared to fiscal year 2009 primarily due to lower interest rates during fiscal year 2010.
Interest Expense
Interest expense increased $7.4 million in fiscal year 2010 compared to fiscal year 2009 primarily due to an increase in average borrowings.
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

•
An increase in our state effective rate principally due to the decrease in pre-tax income associated with the BPP and ULA goodwill impairment charges noted above. Our state effective rate was also adversely impacted by a number of state law changes or interpretations that resulted in a larger portion of our income being taxed by two or more states. Refer to Note 15, Income Taxes, in Item 8, Financial Statements and Supplementary Data.

The above items were partially offset by the following:

•
A tax benefit recorded in fiscal year 2010 associated with our settlement of a dispute with the Internal Revenue Service relating to the deduction of certain stock option compensation on our U.S. federal income tax returns beginning in fiscal year 2003;

•	The estimated tax impact on the litigation charge recorded in fiscal year 2009 associated with a qui tam lawsuit discussed above for which the tax benefit was uncertain; and

•	Certain compensation in fiscal year 2009 for which the tax benefit was uncertain under Internal Revenue Code Section 162(m).
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, relates to our Insight Schools business, which we classified as held for sale and as discontinued operations in fiscal year 2010. The decrease in the loss in fiscal year 2010 compared to fiscal year 2009 was primarily due to growth in net revenue resulting from increased enrollment in the schools operated by Insight Schools. This was partially offset by a $9.4 million impairment of Insight Schools’ goodwill recorded in fiscal year 2010. See Note 5, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
Net Loss Attributable to Noncontrolling Interests
The increase in net loss attributable to noncontrolling interests was primarily due to Apollo Global’s noncontrolling shareholder’s portion of the goodwill and other intangibles impairment charges during fiscal year 2010 discussed above.

Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Year Ended August 31,		$	%
($ in thousands)	2010	2009	Change	Change
Net revenue
University of Phoenix	$4,498,325	$3,766,600	$731,725	19.4%
Apollo Global:
BPP	251,743	13,062	238,681	*
Other	78,253	76,083	2,170	2.9%
Total Apollo Global	329,996	89,145	240,851	*
Other Schools	95,706	95,045	661	0.7%
Corporate(1)	1,792	2,776	(984)	(35.4)%
Total net revenue	$4,925,819	$3,953,566	$972,253	24.6%
Operating income (loss)
University of Phoenix	$1,447,636	$1,131,331	$316,305	28.0%
Apollo Global:
BPP	(186,552)	(6,607)	(179,945)	*
Other	(31,147)	(11,431)	(19,716)	*
Total Apollo Global	(217,699)	(18,038)	(199,661)	*
Other Schools	9,201	6,931	2,270	32.8%
Corporate(1)	(228,414)	(54,289)	(174,125)	*
Total operating income	$1,010,724	$1,065,935	$(55,211)	(5.2)%
_______________________________________
* not meaningful

(1)
The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our segments. The operating loss for Corporate in fiscal year 2010 includes $178.0 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago).

University of Phoenix
The $731.7 million, or 19.4%, increase in net revenue in our University of Phoenix segment was primarily due to enrollment growth as detailed below:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1),(4)
	August 31, 2010(2)	August 31, 2009(3)	% Change	Year Ended August 31,		% Change
(rounded to the nearest hundred)				2010	2009
Associate’s	204,200	173,300	17.8%	187,700	191,700	(2.1)%
Bachelor’s	178,500	151,700	17.7%	131,300	108,900	20.6%
Master’s	70,800	70,100	1.0%	49,300	51,900	(5.0)%
Doctoral	7,400	6,600	12.1%	3,400	3,300	3.0%
Total	460,900	401,700	14.7%	371,700	355,800	4.5%
(1) Refer to item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2009, November 30, 2009, February 28, 2010, May 31, 2010 and August 31, 2010.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2008, November 30, 2008, February 28, 2009, May 31, 2009 and August 31, 2009.
(4) Aggregate New Degreed Enrollment represents the sum of the four quarters New Degreed Enrollment in the respective fiscal years.

We believe the enrollment growth was primarily attributable to the following:

•	Enhancements in our marketing capabilities, along with continued investments in enhancing and expanding University of Phoenix academic quality and service offerings; and

•	Economic uncertainties, as working learners seek to advance their education to improve their job security or reemployment prospects.
Partially offsetting the factors above are our efforts to more effectively identify students who have a greater likelihood to succeed in our educational programs. Contributing to this effort are refinements in our marketing strategy and our University Orientation program, which we began piloting during fiscal year 2010. See Overview in this MD&A for further discussion of University Orientation. Decreased enrollment in master’s degree programs also offsets this growth.
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
Operating income in our University of Phoenix segment increased $316.3 million, or 28.0%, during fiscal year 2010 compared to fiscal year 2009. The increase was primarily attributable to the following:

•	The 19.4% increase in University of Phoenix net revenue;

•	Employee headcount has grown at a lower rate than the increase in net revenue; and

•	The $80.5 million charge recorded in fiscal year 2009 associated with a qui tam lawsuit discussed above.
The above factors were partially offset by increased bad debt expense as a percentage of net revenue. Bad debt expense has increased as a result of the economic uncertainty and an increase in the proportion of our aged receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are lower compared to students enrolled in graduate level programs and bachelor’s students.
Apollo Global
Apollo Global’s net revenue increased $240.9 million during fiscal year 2010 compared to fiscal year 2009. Apollo Global’s acquisition of BPP during the fourth quarter of fiscal year 2009 contributed $238.7 million of the increase in net revenue in fiscal year 2010.
Apollo Global’s operating loss increased $199.7 million during fiscal year 2010 compared to fiscal year 2009 primarily due to the following:

•	Goodwill and other intangible impairments in fiscal year 2010 of $175.9 million and $8.7 million at BPP and ULA, respectively;

•	Amortization of BPP intangible assets, certain expenditures at BPP associated with the integration process, and an adverse impact on BPP’s operations from the global economic uncertainty; and

•	Expenditures at Western International University, UNIACC and ULA including, but not limited to, initiatives to enhance academic quality and the respective brands.
Other Schools
The increase in Other Schools’ net revenue and operating income was primarily due to increased enrollment at Meritus and a contract termination fee earned by IPD during fiscal year 2010. Operating income also increased due to a decrease in marketing expense at Meritus, which was primarily the result of more expenditures in fiscal year 2009 related to its launch of programs early in fiscal year 2009.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global and acquisition of Carnegie Learning, Inc. as discussed below in Cash Flows, investments in our marketing approaches to more effectively identify students who have a greater likelihood to succeed in our educational programs, and investments in information technology initiatives. Additionally, we entered into an agreement in principle in September 2011 to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) for a payment of $145.0 million. The outcome of this legal proceeding remains uncertain including, but not limited to, the requirement that any settlement agreement must be approved by the court. Refer to Note 20, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for additional information.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other funding sources, or other adverse effects on our business from regulatory or legislative changes. See Part I, Item 1A, Risk Factors - Risks Related to the Highly Regulated Industry in Which We Operate.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents (including long-term) at August 31, 2011 and 2010:

			% of Total Assets at
	August 31,		August 31,		%
($ in thousands)	2011	2010	2011	2010	Change
Cash and cash equivalents	$1,571,664	$1,284,769	48.1%	35.7%	22.3%
Restricted cash and cash equivalents	379,407	444,132	11.6%	12.3%	(14.6)%
Restricted cash equivalents for collateralization of letter of credit	—	126,615	—%	3.5%	(100.0)%
Total	$1,951,071	$1,855,516	59.7%	51.5%	5.1%
Cash and cash equivalents (excluding restricted cash) increased $286.9 million primarily due to $897.1 million of cash provided by operations, $169.0 million of proceeds from the sale-leaseback of our principal office buildings in Phoenix, Arizona, a $126.6 million return of collateral resulting from the release of a letter of credit, $24.9 million received from the issuance of our Class A common stock and $21.3 million of proceeds from our sale of Insight Schools. These items were partially offset by $783.2 million used for share repurchases, $162.6 million used for capital expenditures, and $27.9 million used for payments on borrowings (net of proceeds from borrowings).
We measure our money market funds included in cash and restricted cash equivalents at fair value. At August 31, 2011, we had money market funds of $1,854.9 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
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
We borrowed substantially all of our credit line under the Bank Facility as of August 31, 2011 and 2010, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). We repaid the U.S. dollar denominated debt on our Bank Facility of $390.1 million during the first quarter of fiscal year 2012 and $400.1 million during the first quarter of fiscal year 2011. We have classified the U.S. dollar denominated portion of our Bank Facility borrowings as short-term borrowings and the current portion of long-term debt on our Consolidated Balance Sheets because it was repaid subsequent to our respective fiscal year-ends.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2011 and 2010 was 2.8% and 2.9%, respectively.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at August 31, 2011.

BPP Credit Facility - In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $85.2 million as of August 31, 2011) secured credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2011 and 2010 was 4.0% and 4.0%, respectively.
The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at August 31, 2011.
Other - Other debt includes $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The interest rates on these debt instruments range from 5.0% to 7.3% with various maturities from 2012 to 2019. The weighted average interest rate on our other debt at August 31, 2011 and 2010 was 6.1% and 6.7%, respectively.
Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net income	$535,796	$521,581	$593,830
Non-cash items	673,660	719,453	376,868
Changes in assets and liabilities, excluding the impact of acquisitions and business disposition	(312,334)	(207,792)	(58,620)
Net cash provided by operating activities	$897,122	$1,033,242	$912,078
Fiscal year 2011 — Our non-cash items primarily consisted of $219.9 million for goodwill and other intangibles impairments, a $181.3 million provision for uncollectible accounts receivable, $159.0 million of depreciation and amortization, $70.0 million of share-based compensation, $55.8 million of deferred income taxes and $22.9 million of restructuring and other charges. The changes in assets and liabilities primarily consisted of a $121.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, a $79.5 million decrease in deferred revenue principally attributable to lower enrollment, a $76.0 million decrease in other liabilities principally attributable to a decrease in our uncertain tax positions, and a $70.1 million decrease in student deposits principally attributable to lower enrollment. This was partially offset by a $64.7 million decrease in restricted cash and cash equivalents principally attributable to lower enrollment.
Fiscal year 2010 — Our non-cash items primarily consisted of a $282.6 million provision for uncollectible accounts receivable, $194.0 million for goodwill and other intangibles impairments (including Insight Schools’ goodwill impairment included in discontinued operations), $178.0 million for charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), $147.0 million for depreciation and amortization, and $64.3 million for share-based compensation. This was partially offset by $125.4 million of deferred income taxes. The changes in assets and liabilities primarily consisted of a $266.0 million increase in gross accounts receivable principally due to increased enrollment and tuition price increases at University of Phoenix, and a $44.7 million decrease in accounts payable and accrued liabilities primarily due to a qui tam lawsuit settlement payment. This was partially offset by a $65.7 million increase in other liabilities principally due to an increase in uncertain tax positions associated with state taxes, and a $32.9 million increase in deferred revenue principally due to increased enrollment and tuition price increases.
Fiscal year 2009 — Our non-cash items primarily consisted of a $152.5 million provision for uncollectible accounts receivable, $113.4 million for depreciation and amortization, $80.5 million for a charge associated with a qui tam lawsuit as discussed in Results of Operations in this MD&A, and $68.0 million for share-based compensation, which was partially offset by $18.5 million of excess tax benefits from share-based compensation. The changes in assets and liabilities primarily consisted of a $192.3 million increase in gross accounts receivable primarily due to increased enrollment and a delay in disbursements of certain Title IV funds prior to our fiscal year end, and a $48.1 million increase in restricted cash and cash equivalents principally due to increased enrollment. This was partially offset by an $80.3 million increase in deferred revenue and a $59.5 million increase in student deposits, both of which were primarily due to increased enrollment, and an increase of $45.4 million in accounts payable and accrued liabilities.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of August 31, 2011 excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 23 days as compared to 30 days as of August 31, 2010. The decrease in days sales outstanding was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment;

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
Investing Activities
The following table provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Proceeds from sale-leaseback, net	$169,018	$—	$—
Collateralization of letter of credit	126,615	(126,615)	—
Proceeds from business disposition	21,251	—	—
Maturities of marketable securities	10,000	5,000	8,035
Acquisitions, net of cash acquired	—	(5,497)	(523,795)
Capital expenditures	(162,573)	(168,177)	(127,356)
Net cash provided by (used in) investing activities	$164,311	$(295,289)	$(643,116)
Fiscal year 2011 — Cash provided by investing activities primarily consisted of $169.0 million of proceeds from the sale-leaseback of our principal office buildings in Phoenix, Arizona, a $126.6 million return of collateral resulting from the release of a letter of credit, $21.3 million of proceeds from our sale of Insight Schools, and $10.0 million from marketable securities maturities. This was partially offset by $162.6 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software.
Subsequent to August 31, 2011, we paid $75 million for the acquisition of all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning. See Overview in this MD&A for further discussion.
Fiscal year 2010 — Cash used for investing activities primarily consisted of $168.2 million for capital expenditures principally related to investments in our computer equipment and software, and $126.6 million used for the collateralization of a letter of credit. The letter of credit was posted in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department, which was released in fiscal year 2011 as discussed above.
Fiscal year 2009 — Cash used for investing activities primarily consisted of $523.8 million for Apollo Global’s acquisitions (including $510.1 related to the acquisition of BPP), and $127.4 million for capital expenditures. This was partially offset by $8.0 million provided from marketable securities maturities.
Financing Activities
The following table provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Apollo Group Class A common stock purchased for treasury	$(783,168)	$(446,398)	$(452,487)
(Payments) proceeds related to borrowings, net	(27,874)	(2,114)	475,829
Issuance of Apollo Group Class A common stock	24,903	19,671	117,076
Noncontrolling interest contributions	6,875	2,460	58,980
Other	4,014	6,648	18,543
Net cash (used in) provided by financing activities	$(775,250)	$(419,733)	$217,941

Fiscal year 2011 — Cash used in financing activities primarily consisted of $783.2 million used for share repurchases and $27.9 million used for payments on borrowings (net of proceeds from borrowings). This was partially offset by $24.9 million of cash received from the issuance of our Class A common stock.
Fiscal year 2010 — Cash used in financing activities primarily consisted of $446.4 million used for share repurchases. This was partially offset by $19.7 million of cash received from the issuance of our Class A common stock.
Fiscal year 2009— Cash provided by financing activities primarily consisted of $475.8 million of proceeds from borrowings (net of payments on borrowings), $117.1 million of cash received from the issuance of our Class A common stock and $59.0 million related to noncontrolling interest contributions. This was partially offset by $452.5 million of cash used for share repurchases.
The following table details shares of our Class A common stock newly authorized for repurchase, repurchased and reissued, and the related total cost, for the last three fiscal years:

(in thousands, except per share data)	Total Number of Shares Repurchased	Cost	Average Price Paid per Share	Maximum Value of Shares Available for Repurchase
Treasury stock as of August 31, 2008	29,536	$1,757,277	$59.50	$500,000
New authorizations	—	—	—	444,382
Shares repurchased	7,212	444,382	61.62	(444,382)
Other share repurchases(1)	119	8,105	68.11	—
Shares reissued	(3,121)	(187,141)	59.96	—
Treasury stock as of August 31, 2009	33,746	$2,022,623	$59.94	$500,000
New authorizations	—	—	—	500,000
Shares repurchased	7,875	439,319	55.78	(439,319)
Other share repurchases(1)	149	7,079	47.45	—
Shares reissued	(1,056)	(61,233)	57.95	—
Treasury stock as of August 31, 2010	40,714	$2,407,788	$59.14	$560,681
New authorizations	—	—	—	215,778
Shares repurchased	18,340	775,748	42.30	(775,748)
Other share repurchases(1)	163	7,420	45.70	—
Shares reissued	(1,214)	(65,781)	54.19	—
Treasury stock as of August 31, 2011	58,003	$3,125,175	$53.88	$711
_______________________________________
(1)In connection with the release of vested shares of restricted stock, we repurchased approximately 163,000, 149,000 and 119,000 shares of our Class A common stock for $7.4 million, $7.1 million and $8.1 million during fiscal years 2011, 2010 and 2009, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and are not part of the repurchase program described below.
As of August 31, 2011, approximately $0.7 million remained available under our share repurchase authorization. Subsequent to August 31, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $500 million. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Contractual Obligations and Other Commercial Commitments
The following table lists our contractual obligations and other commercial commitments as of August 31, 2011:

	Payments Due by Fiscal Year
($ in thousands)	2012	2013-2014	2015-2016	Thereafter	Total
Debt(1)	$415,128	$146,813	$3,157	$4,674	$569,772
Operating lease obligations	162,217	304,495	246,916	464,969	1,178,597
Capital lease obligations	9,395	16,859	12,447	2,467	41,168
Stadium naming rights(2)	6,716	14,042	14,897	86,655	122,310
Uncertain tax positions(3)	5,941	—	—	22,277	28,218
Other obligations(4)	1,061	3,918	2,756	597	8,332
Total	$600,458	$486,127	$280,173	$581,639	$1,948,397
_______________________________________

(1)	Amounts include expected future interest payments. Refer to Note 13, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our outstanding debt.

(2)	Amounts consist of an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.

(3)
Amounts consist of our reserve for unrecognized tax positions, including interest and penalties, that are included in other current and other long-term liabilities in our August 31, 2011 Consolidated Balance Sheets. We are uncertain as to if or when such amounts may be settled.

(4)	Amount consists of unconditional purchase obligations and undiscounted deferred compensation payments due to Dr. John G. Sperling, our founder.
We have no other material commercial commitments not included in the above table.
Off-Balance Sheet Arrangements
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2011, the total face amount of these surety bonds was approximately $55.7 million.
During fiscal year 2011, the Department of Education released our $126 million letter of credit previously posted in connection with our February 2009 program review.
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

In fiscal year 2011, we recorded $7.6 million in net foreign currency translation gains, net of tax, that are included in other comprehensive income. These gains are primarily the result of the general weakening of the U.S. dollar relative to foreign currencies during fiscal year 2011.
As we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar, thus increasing our exposure to foreign currency exchange rate fluctuations. The following table outlines our net asset (liability) exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in thousands)	2011	2010
Euro	$34,981	$31,891
Mexican Peso	23,187	20,599
Chilean Peso	20,899	19,498
British Pound Sterling	(37,592)	162,365
The decrease in British Pound denominated net assets is principally due to BPP’s $219.9 million of goodwill and other intangibles impairment charges during fiscal year 2011. Our British Pound denominated net assets as of August 31, 2011 and 2010 includes £63.0 million borrowed under our Bank Facility (equivalent to $103.2 million as of August 31, 2011). Apollo has not generally used derivative contracts to hedge foreign currency exchange rate fluctuations.

Interest Rate Risk
Interest Income
As of August 31, 2011, we held $1,957.0 million in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During fiscal year 2011, our interest rate yields were less than 1%, and we earned interest income of $3.2 million. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.
Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. At August 31, 2011, we had a total outstanding debt balance of $599.0 million. The following table presents the weighted-average interest rates and our scheduled maturities of principal by fiscal year for our outstanding debt at August 31, 2011:

($ in thousands, except percentages)	2012	2013	2014	2015	2016	Thereafter	Total
Fixed-rate debt	$10,258	$9,731	$8,273	$7,970	$6,295	$6,502	$49,029
Average interest rate							4.7%
Variable-rate debt	$409,060	$140,920	$—	$—	$—	$—	$549,980
Average interest rate							3.0%
We have an interest rate swap with a notional amount of $47.5 million used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. As of August 31, 2011, the fair value of the swap is a liability of $3.4 million and is included in other liabilities in our Consolidated Balance Sheets.
For the purpose of sensitivity, based on our outstanding variable rate debt exposed to changes in interest rates as of August 31, 2011, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $5.0 million on an annual basis.
Substantially all of our debt is variable interest rate and the carrying amount approximates fair value.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 20, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/  DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 20, 2011

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2011	2010
ASSETS:
Current assets
Cash and cash equivalents	$1,571,664	$1,284,769
Restricted cash and cash equivalents	379,407	444,132
Accounts receivable, net	215,567	264,377
Deferred tax assets, current portion	124,137	166,549
Prepaid taxes	35,629	39,409
Other current assets	44,382	38,031
Assets held for sale from discontinued operations	—	15,945
Total current assets	2,370,786	2,253,212
Property and equipment, net	553,027	619,537
Restricted cash equivalents for collateralization of letter of credit	—	126,615
Marketable securities	5,946	15,174
Goodwill	133,297	322,159
Intangible assets, net	121,117	150,593
Deferred tax assets, less current portion	70,949	99,071
Other assets	14,584	15,090
Total assets	$3,269,706	$3,601,451
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$419,318	$416,361
Accounts payable	69,551	90,830
Accrued liabilities	398,806	375,461
Student deposits	424,045	493,245
Deferred revenue	293,436	359,724
Other current liabilities	50,131	53,416
Liabilities held for sale from discontinued operations	—	4,474
Total current liabilities	1,655,287	1,793,511
Long-term debt	179,691	168,039
Deferred tax liabilities	26,400	38,875
Other long-term liabilities	164,339	212,286
Total liabilities	2,025,717	2,212,711
Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2011 and 2010, and 130,004 and 147,293 outstanding as of August 31, 2011 and 2010, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2011 and 2010	1	1
Additional paid-in capital	68,724	46,865
Apollo Group Class A treasury stock, at cost, 58,003 and 40,714 shares as of August 31, 2011 and 2010, respectively	(3,125,175)	(2,407,788)
Retained earnings	4,320,472	3,748,045
Accumulated other comprehensive loss	(23,761)	(31,176)
Total Apollo shareholders’ equity	1,240,364	1,356,050
Noncontrolling interests	3,625	32,690
Total equity	1,243,989	1,388,740
Total liabilities and shareholders’ equity	$3,269,706	$3,601,451
The accompanying notes are an integral part of these consolidated financial statements.
APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2011	2010	2009
Net revenue	$4,733,022	$4,925,819	$3,953,566
Costs and expenses:
Instructional and student advisory	1,774,087	1,733,134	1,333,919
Marketing	655,362	623,743	497,568
Admissions advisory	415,386	466,358	437,908
General and administrative	355,751	301,116	277,887
Provision for uncollectible accounts receivable	181,297	282,628	151,021
Depreciation and amortization	159,006	145,564	108,828
Goodwill and other intangibles impairment	219,927	184,570	—
Restructuring and other charges	22,913	—	—
Litigation (credit) charge, net	(11,951)	177,982	80,500
Total costs and expenses	3,771,778	3,915,095	2,887,631
Operating income	961,244	1,010,724	1,065,935
Interest income	3,222	2,920	12,591
Interest expense	(8,931)	(11,891)	(4,448)
Other, net	(1,588)	(685)	(7,151)
Income from continuing operations before income taxes	953,947	1,001,068	1,066,927
Provision for income taxes	(420,638)	(464,063)	(456,720)
Income from continuing operations	533,309	537,005	610,207
Income (loss) from discontinued operations, net of tax	2,487	(15,424)	(16,377)
Net income	535,796	521,581	593,830
Net loss attributable to noncontrolling interests	36,631	31,421	4,489
Net income attributable to Apollo	$572,427	$553,002	$598,319
Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$4.03	$3.74	$3.90
Discontinued operations attributable to Apollo	0.02	(0.10)	(0.11)
Basic income per share attributable to Apollo	$4.05	$3.64	$3.79
Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$4.02	$3.72	$3.85
Discontinued operations attributable to Apollo	0.02	(0.10)	(0.10)
Diluted income per share attributable to Apollo	$4.04	$3.62	$3.75
Basic weighted average shares outstanding	141,269	151,955	157,760
Diluted weighted average shares outstanding	141,750	152,906	159,514
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net income	$535,796	$521,581	$593,830
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	7,643	(20,844)	(11,705)
Change in fair value of marketable securities	463	369	(390)
Comprehensive income	543,902	501,106	581,735
Comprehensive loss attributable to noncontrolling interests	35,940	34,460	6,625
Comprehensive income attributable to Apollo	$579,842	$535,566	$588,360
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Apollo Group					Treasury Stock
	Class A Nonvoting		Class B Voting		Additional Paid-in Capital	Apollo Group Class A			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity
		Stated Value		Stated Value				Retained Earnings			Non-controlling Interests	Total Equity
(In thousands)	Shares		Shares			Shares	Cost
Balance as of August 31, 2008	188,007	$103	475	$1	—	29,536	$(1,757,277)	$2,595,340	$(3,781)	$834,386	$11,779	$846,165
Treasury stock purchases	—	—	—	—	—	7,331	(452,487)	—	—	(452,487)	—	(452,487)
Treasury stock issued under stock purchase plans	—	—	—	—	77	(90)	5,384	—	—	5,461	—	5,461
Treasury stock issued under stock incentive plans	—	—	—	—	(71,526)	(3,031)	181,757	1,384	—	111,615	—	111,615
Tax effect for stock incentive plans	—	—	—	—	4,550	—	—	—	—	4,550	—	4,550
Share-based compensation	—	—	—	—	68,038	—	—	—	—	68,038	—	68,038
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(9,569)	(9,569)	(2,136)	(11,705)
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	(390)	(390)	—	(390)
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	58,980	58,980
Other	—	—	—	—	—	—	—	—	—	—	556	556
Net income (loss)	—	—	—	—	—	—	—	598,319	—	598,319	(4,489)	593,830
Balance as of August 31, 2009	188,007	$103	475	$1	$1,139	33,746	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	—	—	8,024	(446,398)	—	—	(446,398)	—	(446,398)
Treasury stock issued under stock purchase plans	—	—	—	—	(447)	(100)	5,967	—	—	5,520	—	5,520
Treasury stock issued under stock incentive plans	—	—	—	—	(41,115)	(956)	55,266	—	—	14,151	—	14,151
Tax effect for stock incentive plans	—	—	—	—	(4,501)	—	—	—	—	(4,501)	—	(4,501)
Tax benefit related to IRS dispute settlement	—	—	—	—	27,484	—	—	—	—	27,484	—	27,484
Share-based compensation	—	—	—	—	64,305	—	—	—	—	64,305	—	64,305
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(17,805)	(17,805)	(3,039)	(20,844)
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	369	369	—	369
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	2,460	2,460
Net income (loss)	—	—	—	—	—	—	—	553,002	—	553,002	(31,421)	521,581
Balance as of August 31, 2010	188,007	$103	475	$1	$46,865	40,714	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	—	—	18,503	(783,168)	—	—	(783,168)	—	(783,168)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,995)	(136)	7,747	—	—	5,752	—	5,752
Treasury stock issued under stock incentive plans	—	—	—	—	(38,883)	(1,078)	58,034	—	—	19,151	—	19,151
Tax effect for stock incentive plans	—	—	—	—	(7,303)	—	—	—	—	(7,303)	—	(7,303)
Share-based compensation	—	—	—	—	70,040	—	—	—	—	70,040	—	70,040
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	6,952	6,952	691	7,643
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	—	—	—	572,427	—	572,427	(36,631)	535,796
Balance as of August 31, 2011	188,007	$103	475	$1	$68,724	58,003	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
The accompanying notes are an integral part of these consolidated financial statements.
APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net income	$535,796	$521,581	$593,830
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	70,040	64,305	68,038
Excess tax benefits from share-based compensation	(4,014)	(6,648)	(18,543)
Depreciation and amortization	159,006	147,035	113,350
Amortization of lease incentives	(18,822)	(13,358)	(12,807)
Impairment on discontinued operations	—	9,400	—
Goodwill and other intangibles impairment	219,927	184,570	—
Loss on fixed assets write-off	—	—	9,416
Amortization of deferred gains on sale-leasebacks	(2,221)	(1,705)	(1,715)
Non-cash foreign currency loss (gain), net	1,662	643	(62)
Provision for uncollectible accounts receivable	181,297	282,628	152,490
Litigation (credit) charge, net	(11,951)	177,982	80,500
Restructuring and other charges	22,913	—	—
Deferred income taxes	55,823	(125,399)	(13,799)
Changes in assets and liabilities, excluding the impact of acquisitions and business disposition:
Change in restricted cash and cash equivalents	64,725	(11,828)	(48,149)
Accounts receivable	(121,120)	(265,996)	(192,289)
Prepaid taxes	(25,241)	10,421	(30,848)
Other assets	(9,900)	2,183	9,945
Accounts payable and accrued liabilities	4,851	(44,653)	45,406
Student deposits	(70,120)	3,445	59,458
Deferred revenue	(79,488)	32,887	80,315
Other liabilities	(76,041)	65,749	17,542
Net cash provided by operating activities	897,122	1,033,242	912,078
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(162,573)	(168,177)	(127,356)
Acquisitions, net of cash acquired	—	(5,497)	(523,795)
Maturities of marketable securities	10,000	5,000	8,035
Proceeds from sale-leaseback, net	169,018	—	—
Proceeds from business disposition	21,251	—	—
Collateralization of letter of credit	126,615	(126,615)	—
Net cash provided by (used in) investing activities	164,311	(295,289)	(643,116)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(437,925)	(477,568)	(37,341)
Proceeds from borrowings	410,051	475,454	513,170
Apollo Group Class A common stock purchased for treasury	(783,168)	(446,398)	(452,487)
Issuance of Apollo Group Class A common stock	24,903	19,671	117,076
Noncontrolling interest contributions	6,875	2,460	58,980
Excess tax benefits from share-based compensation	4,014	6,648	18,543
Net cash (used in) provided by financing activities	(775,250)	(419,733)	217,941
Exchange rate effect on cash and cash equivalents	712	(1,697)	(1,852)
Net increase in cash and cash equivalents	286,895	316,523	485,051
Cash and cash equivalents, beginning of year	1,284,769	968,246	483,195
Cash and cash equivalents, end of year	$1,571,664	$1,284,769	$968,246
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$464,701	$514,532	$472,241
Cash paid for interest	$10,972	$7,837	$3,683
Capital lease additions	$31,818	$2,372	$1,313
Credits received for tenant improvements	$25,538	$17,372	$12,674
Restricted stock units vested and released	$21,470	$19,868	$22,617
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
In addition to these wholly-owned subsidiaries, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”) as of August 31, 2011, which did not change during fiscal year 2011. Apollo Global pursues investments primarily in the international education services industry and is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings plc (“BPP”) in the United Kingdom;

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Universidad Latinoamericana (“ULA”) in Mexico.
During the fourth quarter of fiscal year 2011, we entered into an agreement to acquire all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning for $75 million. In a separate transaction, we entered into an agreement to acquire related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. These acquisitions were completed on September 12, 2011. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which supports improved retention and graduation rates. Given our postsecondary focus, we intend to evaluate strategic alternatives for the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market.
We completed the sale of Insight Schools, Inc. (“Insight Schools”) and ceased operations at Meritus University, Inc. (“Meritus”) during the second and third quarters of fiscal year 2011, respectively. Refer to Note 5, Discontinued Operations and Note 22, Segment Reporting, respectively, for further discussion.
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2011, 2010 and 2009 relate to fiscal years 2011, 2010 and 2009, respectively.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Apollo Group, Inc., its wholly-owned subsidiaries, and subsidiaries that we control. Interests in our subsidiaries that we control are reported using the full-consolidation method. We fully consolidate the results of operations and the assets and liabilities of these subsidiaries on our consolidated financial statements. All intercompany transactions and balances have been eliminated in consolidation.
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
Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory. Total employee tuition benefits were $97.0 million, $100.3 million and $90.5 million for fiscal years 2011, 2010 and 2009, respectively.
The following describes the components of our net revenue, which are generally consistent on a percentage basis for all periods presented:

•
Tuition and educational services revenue represents approximately 92% of our gross consolidated revenue before discounts, and encompasses both online and on-campus classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized pro rata over the period of instruction as services are delivered to students.

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

•
Services revenue represents approximately 2% of our gross consolidated revenue before discounts. Services revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. Under new U.S. Department of Education regulations, subsequent to July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with Client Institutions and is recognized on a straight line basis over the term of the contract as the services are provided. The term for these fixed fee contracts range from one to five years with provisions for renewal thereafter.

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

•
Discounts represent approximately 5% of our gross consolidated revenue. Discounts reflect reductions in charges for tuition or other fees from our standard rates and include military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions.

University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student drops or withdraws from a class because associated tuition revenue is recognized pro rata over the period of instruction as the services are delivered. This refund policy applies to students in most, but not all states, as some states require different policies.
Generally, net revenue varies from period to period based on several factors, including the aggregate number of students attending classes, the number of classes held during the period, and the tuition price per credit.
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
We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. In doing so, we believe our allowance for doubtful accounts reflects the most recent collections experience and is responsive to changes in trends. Our accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection for approximately six months. Refer to Note 7, Accounts Receivable, Net.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents primarily include money market funds, bank overnight deposits, time deposits and commercial paper, which are all placed with high-credit-quality financial institutions in the U.S. and internationally. We have not experienced any losses on our cash and cash equivalents.
We maintain our cash and cash equivalents accounts with high-credit-quality financial institutions. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV financial aid program funds. As a trustee of these Title IV financial aid funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Our restricted cash and cash equivalents are primarily held in money market funds.
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
We capitalize certain internal software development costs consisting primarily of the direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage primarily include the costs of designing the application, coding, installation of hardware, and testing. We capitalize costs incurred during the application development phase of the project as permitted. Refer to Note 9, Property and Equipment, Net.
Goodwill and Intangible Assets

•
Goodwill and Indefinite-Lived Intangible Assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to our respective reporting units. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components.

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

•
Goodwill - We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. As discussed in Recent Accounting Pronouncements below, effective September 1, 2011, we early adopted Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows, but does not require, us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test discussed above.

To determine the fair value of our reporting units, we primarily use an income-based approach consisting of a discounted cash flow valuation method. We also consider a market-based approach or a combination of both methods. The discounted cash flow valuation method consists of projecting future cash flows for a reporting unit, which may include developing one or multiple sets of cash flow scenarios and applying a reasonable weighting to those scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.
We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the probability weightings assigned to cash flow scenarios, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions and reasonable expectations for planned business, and operating strategies and initiatives over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We also believe the assumptions used in our goodwill impairment tests are consistent with a reasonable market participant view and employ the concept of highest and best use of the asset. If we determine our critical assumptions discussed above require revision or are adversely impacted, a potential goodwill impairment may result in the future.

•
Indefinite-lived intangible assets - The annual impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We perform our annual indefinite-lived intangible asset impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.

To determine the fair value of our trademark intangible assets we use the relief-from-royalty method. This method estimates the benefit of owning the intangible assets rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. To fair value the accreditations and designations intangible assets, we primarily use the cost savings method which estimates the cost savings of owning the intangible asset rather than either creating the asset or not having the asset in place to be used in current operations. This method incorporates the use of significant judgments in determining the projected profit or replacement cost attributable to the asset and the appropriate discount rate. The determination of fair value of our indefinite-lived intangible assets consists primarily of using unobservable inputs under the fair value measurement standards.

•
Finite-Lived Intangible Assets — Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. The weighted average useful life of our finite-lived intangible assets that are not fully amortized as of August 31, 2011 is 5.2 years.

Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangible assets, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding the impairment charges discussed in Note 4, Restructuring and Other Charges, we did not recognize any impairment charges for our other long-lived assets during fiscal years 2011 and 2010. At August 31, 2011, we believe the carrying amounts of our remaining other long-lived assets are fully recoverable and no impairment exists.
Share-Based Compensation
We measure and recognize compensation expense for all share-based awards issued to faculty, employees and directors based on estimated fair values of the share awards on the date of grant. We record compensation expense, net of forfeitures, for all share-based awards over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with service and performance conditions.
We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. The expected term of options represents the period of time that the options granted are expected to be outstanding. Prior to fiscal year 2011, we generally used the simplified mid-point method to estimate the expected term of stock options based on our determination that the terms and exercise behavior of our stock options had changed significantly in recent periods, causing our historical exercise data to not be reflective of our expectations of future exercise behavior. The simplified method uses the mid-point between the vesting and contractual terms of the stock options. During fiscal year 2011, we estimated the expected term of our stock options granted based primarily on the vesting period of the awards and historical exercise behavior, which did not result in a significant change in our expected term assumption compared to prior years.
For share-based awards with performance conditions, such as our Performance Share Awards described in Note 18, Stock and Savings Plans, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
We estimate expected forfeitures of share-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the requisite service period. Rather, different forfeiture assumptions only impact the timing of expense recognition over the requisite service period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.
Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
The determination of our uncertain tax positions requires us to make significant judgments. We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We do not use a valuation allowance as a substitute for derecognition of tax positions. Refer to Note 15, Income Taxes.
Earnings per Share
Basic income per share is calculated using the weighted average number of Apollo Group Class A and Class B common shares outstanding during the period. Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of stock options and release of restricted stock units and performance share awards issuable under our stock compensation plans. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of stock options, release of restricted stock units and release of performance share awards, and unrecognized share-based compensation expense is included when applying the treasury stock method in the computation of diluted income per share. Refer to Note 17, Earnings Per Share.
Leases
We lease substantially all of our administrative and educational facilities, with the exception of several Apollo Global facilities, and we enter into various other lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability in our Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as additions to property and equipment in our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities in our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset) unless we intend to exercise the renewal option. Refer to Note 20, Commitments and Contingencies.
We are also required to make additional payments under lease terms for taxes, insurance, and other operating expenses incurred during the lease period, which are expensed as incurred. Rental deposits are provided for lease agreements that specify payments in advance or deposits held in security that are refundable, less any damages at lease end.
Marketing Costs
We expense marketing costs, the substantial majority of which includes advertising, as incurred.
Foreign Currency Translation
We use the U.S. dollar as our reporting currency. The functional currency of our entities operating outside the United States is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss) or noncontrolling interests, as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions in other, net in our Consolidated Statements of Income. These items amounted to a net $1.7 million loss, net $0.6 million loss and net $0.1 million gain in fiscal years 2011, 2010 and 2009, respectively.
Fair Value
The carrying amount of certain assets and liabilities reported in our Consolidated Balance Sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.
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
We categorize each of our fair value measurements for disclosure purposes in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. Refer to Note 11, Fair Value Measurements.
Loss Contingencies
We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, our policy is to expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment. Refer to Note 20, Commitments and Contingencies.
Restructuring and Other Charges
Restructuring and other charges are comprised principally of employee severance and other fringe benefit costs, non-cancelable lease obligations, and other related costs, including asset impairments. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. For our non-cancelable lease obligations, we record the obligation upon the later of when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. We recognize these costs at fair value in the period the liability is incurred. Generally, for restructuring charges that have future payments that extend beyond one year, we record the net present value of the estimated future cash payments and then accrete the discount to restructuring and other charges over the term of the remaining payments. The estimate of our restructuring charges is based on the best information available at the time we record the obligation. Accordingly, any adjustments to previously recorded charges resulting from a change to the estimated liability are recognized in the period the change occurs. Refer to Note 4, Restructuring and Other Charges.
Discontinued Operations
Assets and liabilities expected to be sold or disposed of are presented separately in our Consolidated Balance Sheets as assets or liabilities held for sale. If we determine we will not have significant continuing involvement with components that are classified as held for sale, the results of operations of these components are presented separately as income (loss) from discontinued operations, net of tax, in the current and prior periods. Refer to Note 5, Discontinued Operations.
Recent Accounting Pronouncements
Issued Accounting Changes
On September 15, 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 on September 1, 2011 for our fiscal year 2012 goodwill impairment tests. Although we are still evaluating the impact of adopting ASU 2011-08, we do not believe it will have material impact on our financial condition, results of operations or disclosures.
Future Accounting Changes
The FASB and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases, revenue recognition and financial instruments, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. The converged guidance that the FASB has already issued addressing fair value measurements and the statement of other comprehensive income is not expected to have a material impact on our financial condition, results of operations, or disclosures. While we anticipate the lease accounting and revenue recognition proposals will have the most impact on us, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our financial condition, results of operations, or disclosures that may result from any such future changes.
Concurrent with these convergence projects, the Securities and Exchange Commission is considering incorporating IFRS into the U.S. financial reporting system. At this time, the method and timing of potential conversion to IFRS is uncertain and cannot be determined until final conversion requirements are mandated. The potential preparation of our financial statements in accordance with IFRS could have a material impact on our financial condition, results of operations, and disclosures.
Note 3. Changes in Presentation
Operating Expenses
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
Based on our business transition, we evaluated the presentation of our operating expenses and determined that additional disaggregation will provide more meaningful information and increased transparency of our operations. The following details the additional disaggregation and a description of the costs included in our operating expense categories:

•
Instructional and student advisory - We previously reported our provision for uncollectible accounts receivable and a portion of our depreciation and amortization in “instructional costs and services” on our Consolidated Statements of Income. We have disaggregated and are presenting separately our provision for uncollectible accounts receivable and depreciation and amortization, which are discussed in more detail below. Effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “instructional and student advisory.” This category primarily consists of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•
Admissions advisory - We previously reported costs related to our admissions advisory personnel in “selling and promotional” on our Consolidated Statements of Income. Effective during the first quarter of fiscal year 2011, we began separately stating such costs on our Consolidated Statements of Income as “admissions advisory.” Based on the strategic initiative discussed above, we believe the disaggregation of admissions personnel costs better represents our admissions advisory function and provides a more transparent view of our operations. The substantial majority of costs included in this disaggregated presentation consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•
Marketing - The costs associated with admissions personnel represented a significant portion of our previously reported “selling and promotional” expense. As discussed above, we began presenting such costs separately on our Consolidated Statements of Income. Considering the substantial majority of the remaining costs represent advertising and other marketing activities, we believe the disaggregation of our marketing costs provides additional transparency. Specifically, effective during the first quarter of fiscal year 2011, we have renamed the remaining costs “marketing,” which were previously referred to as “selling and promotional.” The substantial majority of costs included in the disaggregated presentation of marketing consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions. Based on this disaggregation, we also identified certain costs previously included in “selling and promotional” that we believe are now more appropriately represented as general and administrative in our revised presentation of operating expenses. These costs principally include compensation associated with our External Affairs employees and other costs related to our External Affairs activities.

•
General and administrative - Excluding the change in presentation noted above related to External Affairs and the disaggregation of depreciation and amortization discussed below, there are no additional changes to our presentation of general and administrative expense. General and administrative costs consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•
Provision for uncollectible accounts receivable - We previously reported our provision for uncollectible accounts receivable in “instructional costs and services” on our Consolidated Statements of Income. We believe the disaggregated presentation of our provision for uncollectible accounts receivable is meaningful and provides a more transparent view of our operations.

•
Depreciation and amortization - We previously reported depreciation and amortization in a combination of all of our operating expense categories on our Consolidated Statements of Income. The assets associated with our depreciation and amortization often possess characteristics that can be associated with multiple operating expense categories. We expect this trend to continue as we implement various strategic initiatives that enhance our operational efficiencies as well as improve the student experience. Accordingly, we believe the disaggregated presentation of our depreciation and amortization provides a more transparent view of our operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have changed our presentation of operating expenses for prior periods to conform to the above disaggregation and revisions to our presentation. There were no changes to total operating expenses or operating income as a result of these changes in presentation. The following table presents our operating expenses as previously reported and as changed on our Consolidated Statements of Income for the fiscal years ended:

	Year Ended August 31,
	2010		2009
($ in thousands)	As Reported	As Changed	As Reported	As Changed
Instructional and student advisory	$2,125,082	$1,733,134	$1,567,754	$1,333,919
Marketing	1,112,666	623,743	952,884	497,568
Admissions advisory	—	466,358	—	437,908
General and administrative	314,795	301,116	286,493	277,887
Provision for uncollectible accounts receivable	—	282,628	—	151,021
Depreciation and amortization	—	145,564	—	108,828
Goodwill and other intangibles impairment	184,570	184,570	—	—
Litigation charge	177,982	177,982	80,500	80,500
Total costs and expenses	$3,915,095	$3,915,095	$2,887,631	$2,887,631

Restricted Cash and Cash Equivalents
Effective during fiscal year 2011, we changed our presentation of changes in restricted cash and cash equivalents related to financial aid program funds to cash flows from operating activities on our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. We previously presented such changes as cash flows from investing activities. Our restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV financial aid program funds. When we receive such funds, they are recorded as restricted cash on our balance sheet with an offsetting liability recorded as student deposits. These restricted funds are a core activity of our operations and, accordingly, we believe presentation of changes in such funds as an operating activity more appropriately reflects the nature of the restricted cash. Additionally, we believe that including both changes in the restricted cash asset and the student deposit liability within operating activities provides better transparency. We have changed our presentation on our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for all periods presented. The changes have no other impact on our financial position and results of operations.
The following table presents our cash flows as previously reported and as changed for the fiscal years ended:

	Year Ended August 31,
	2010		2009
($ in thousands)	As Reported	As Changed	As Reported	As Changed
Cash flows provided by (used in) operating activities:
Change in restricted cash and cash equivalents	$—	$(11,828)	$—	$(48,149)
Net cash provided by operating activities	$1,045,070	$1,033,242	$960,227	$912,078
Cash flows provided by (used in) investing activities:
Collateralization of letter of credit(1)	$(138,443)	$(126,615)	$(48,149)	$—
Net cash used in investing activities	$(307,117)	$(295,289)	$(691,265)	$(643,116)
(1)Following the change in presentation discussed above, the remaining change in restricted cash and cash equivalents in fiscal year 2010 represents funds used to collateralize a letter of credit. We have continued to present this change as an investing activity based on the nature of the restricted cash; however, we have renamed the remaining change, "Collateralization of letter of credit." Refer to Note 8, Restricted Cash Equivalents for Collateralization of Letter of Credit, for further discussion.
Note 4. Restructuring and Other Charges
As discussed in Note 3, Changes in Presentation, we have recently implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force in November 2010 and a real estate rationalization plan in the fourth quarter of fiscal year 2011. These initiatives, which are discussed further below, were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred in fiscal year 2011 associated with these initiatives, which are presented in restructuring and other charges on our Consolidated Statements of Income:

Charge for Year Ended
($ in thousands)	August 31, 2011
Real estate rationalization - Lease obligation costs, net	$13,052
Real estate rationalization - Asset impairments	6,015
Reduction in force - Severance and other benefits	3,846
Restructuring and other charges	$22,913
Real Estate Rationalization
During the fourth quarter of fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consists of abandoning all, or a portion of, four leased facilities, all of which are classified as operating leases. As of August 31, 2011, we were not using one of the facilities and we determined will no longer derive a future economic benefit from the facility. Accordingly, we accrued $13.1 million in other liabilities on our Consolidated Balance Sheets representing the fair value of our future contractual lease obligation under the respective operating lease. We measured the lease obligation at fair value using a discounted cash flow approach encompassing significant unobservable inputs. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining term of the lease, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facility. This estimate will be subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements. We also wrote-off $6.0 million of certain assets, including leasehold improvements, at the facility for which we do not expect a future economic benefit. The lease obligation and asset impairment charges are included in our University of Phoenix reportable segment.
We expect to abandon the remaining three facilities in fiscal year 2012 and incur additional charges associated with initially recognizing the net lease obligations and other costs. The majority of these charges will be recorded on the respective cease-use dates for each facility and will be included in our University of Phoenix reportable segment.
Reduction in Force
We implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. In connection with this reduction in force, we incurred a $3.8 million charge consisting of severance and other fringe benefit costs. This charge is included in our University of Phoenix reportable segment and was paid in the second quarter of fiscal year 2011.
Note 5. Discontinued Operations
In fiscal year 2010, we initiated a formal plan to sell Insight Schools, engaged an investment bank and also began the process of actively marketing Insight Schools as we determined that the business was no longer consistent with our long-term strategic objectives. We completed the sale of Insight Schools during the second quarter of fiscal year 2011 and do not have significant continuing involvement after the sale. We began presenting Insight Schools’ assets and liabilities as held for sale on our Consolidated Balance Sheets in fiscal year 2010, and Insight Schools’ operating results are presented as discontinued operations on our Consolidated Statements of Income for all periods presented. We determined cash flows from discontinued operations are not material and are included with cash flows from continuing operations on our Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Insight Schools was previously presented as its own reportable segment.
We sold all of Insight Schools’ issued and outstanding shares for $6.3 million, plus $3.0 million that will be held in escrow for one year following the sale, and $15.3 million of additional estimated working capital consideration. As of August 31, 2011, we have received $15.0 million of the working capital consideration and we expect to receive the remaining amount and the funds held in escrow during fiscal year 2012. The funds held in escrow are included in other current assets on our Consolidated Balance Sheets. We realized a $0.1 million loss on sale in fiscal year 2011, which is included in income (loss) from discontinued operations, net of tax on our Consolidated Statements of Income.
The major components of Insight Schools’ assets and liabilities presented separately as held for sale on our Consolidated Balance Sheets as of August 31, 2010 are as follows:

As of August 31,
($ in thousands)	2010
Accounts receivable, net	$3,851
Property and equipment, net	6,037
Goodwill	3,342
Other	2,715
Total Insight Schools’ assets	$15,945
Total Insight Schools’ liabilities	$4,474
The following table summarizes Insight Schools’ operating results for fiscal years 2011, 2010 and 2009, which are presented in income (loss) from discontinued operations, net of tax in our Consolidated Statements of Income:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net revenue	$20,494	$32,240	$20,636
Goodwill impairment(1)	—	(9,400)	—
Costs and other(2)	(19,596)	(42,552)	(47,748)
Income (loss) from discontinued operations before income taxes	898	(19,712)	(27,112)
Benefit from income taxes(1),(3)	1,589	4,288	10,735
Income (loss) from discontinued operations, net of tax	$2,487	$(15,424)	$(16,377)
(1) We recognized the goodwill impairment charge in fiscal year 2010 in the quarter we began presenting Insight Schools’ as held for sale. We did not record a tax benefit associated with the goodwill impairment charge because Insight Schools’ goodwill was not deductible for tax purposes.
(2) Costs and other includes a $0.1 million loss on sale recorded in fiscal year 2011.
(3) Benefit from income taxes during fiscal year 2011 includes a $1.6 million tax benefit recorded in fiscal year 2011 as a result of the Insight Schools sale generating a capital loss for tax purposes.
We include only revenues and costs, including the goodwill impairment charge discussed above, directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest expense or general corporate overhead have been allocated to Insight Schools. Additionally, we ceased depreciation and amortization on property and equipment and finite-lived intangible assets at Insight Schools in the period we determined it was held for sale.
Note 6. Acquisitions
UNIACC
Apollo Global purchased 100% of UNIACC in fiscal year 2008 for $44.5 million composed of cash and assumed debt, plus a future payment based on a multiple of earnings. In fiscal year 2009, we recorded the estimated obligation associated with the future payment based on earnings as an additional purchase price adjustment increasing goodwill because the amount became determinable during that period. We paid the obligation in fiscal years 2009 and 2010, which consisted of $2.7 million and $5.5 million during the respective years.
BPP
On July 30, 2009, Apollo Global, through a wholly-owned United Kingdom subsidiary, acquired the entire issued and to be issued ordinary share capital of BPP, a company registered in England and Wales, for cash and assumed debt as detailed in the summary purchase price allocation below. BPP is a provider of education and training to professionals in the legal and finance industries and the BPP University College is the first proprietary institution to have been granted degree awarding powers in the United Kingdom.
We accounted for the BPP acquisition using the purchase method of accounting. BPP’s operating results are included in the consolidated financial statements from the date of acquisition.
The following table presents a summary of the BPP acquisition:

($ in thousands)
Tangible assets (net of acquired liabilities)	$(15,346)
Finite-lived intangible assets	51,304
Indefinite-lived intangible assets	139,990
Goodwill	425,638
Allocated purchase price	$601,586
Less: Debt assumed	(84,306)
Less: Cash acquired	(7,214)
Acquisition, net of cash acquired	$510,066
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
ULA
Apollo Global acquired a 65% ownership interest in ULA in fiscal year 2008 for $35.8 million, composed of cash and assumed debt. In fiscal year 2009, Apollo Global purchased the remaining 35% of ULA for $11.0 million. This transaction was accounted for as a step acquisition in accordance with the purchase method of accounting and resulted in recording $7.0 million of additional goodwill.

Note 7. Accounts Receivable, Net
Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2011	2010
Student accounts receivable	$324,324	$419,714
Less allowance for doubtful accounts	(128,897)	(192,857)
Net student accounts receivable	195,427	226,857
Other receivables	20,140	37,520
Total accounts receivable, net	$215,567	$264,377
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.
For discussion of our accounting policy related to allowance for doubtful accounts, refer to Note 2, Significant Accounting Policies. The following table summarizes the activity in allowance for doubtful accounts for the fiscal years 2011, 2010 and 2009:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Beginning allowance for doubtful accounts	$192,857	$110,420	$78,362
Provision for uncollectible accounts receivable	181,297	282,628	152,490
Write-offs, net of recoveries	(245,257)	(200,191)	(120,432)
Ending allowance for doubtful accounts	$128,897	$192,857	$110,420
Note 8. Restricted Cash Equivalents for Collateralization of Letter of Credit
During fiscal year 2010, we posted a letter of credit of approximately $126 million in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The long-term restricted cash at August 31, 2010 represents funds used to collateralize this letter of credit. During the third quarter of fiscal year 2011, the Department released the letter of credit and, accordingly, the associated funds used as collateral have been returned to us. Refer to Note 20, Commitments and Contingencies.
Note 9. Property and Equipment, Net
Property and equipment, net consist of the following as of August 31:

($ in thousands)	2011	2010
Land	$32,762	$46,641
Buildings	68,202	195,699
Furniture and equipment	459,881	368,162
Leasehold improvements (includes tenant improvement allowances)	349,921	295,058
Internally developed software	63,578	83,011
Software	100,562	68,666
Construction in progress	29,934	37,080
Gross property and equipment	1,104,840	1,094,317
Less accumulated depreciation and amortization	(551,813)	(474,780)
Property and equipment, net	$553,027	$619,537
The decrease in land and buildings is primarily due to the sale-leaseback of our principal office buildings in Phoenix, Arizona. Refer to Note 20, Commitments and Contingencies.

The following amounts, which are included in the above table, relate to property and equipment capital leases as of August 31:

($ in thousands)	2011	2010
Buildings and land	$5,838	$6,029
Furniture and equipment	36,910	5,157
Less accumulated depreciation and amortization	(6,341)	(3,340)
Capital lease assets, net	$36,407	$7,846
The increase in furniture and equipment was primarily due to purchases of information technology and network infrastructure assets during fiscal year 2011, a portion of which are recorded as capital leases.
Depreciation expense was $144.3 million, $122.2 million and $103.4 million for fiscal years 2011, 2010 and 2009, respectively. Included in these amounts is depreciation of capitalized internally developed software of $15.0 million, $16.1 million and $12.5 million for the fiscal years 2011, 2010 and 2009, respectively. Additionally, we wrote-off $6.0 million of certain assets, including leasehold improvements, during fiscal year 2011 in conjunction with our real estate rationalization plan. Refer to Note 4, Restructuring and Other Charges. We also recorded a loss of $9.4 million in fiscal year 2009 that is included in general and administrative expenses in our Consolidated Statements of Income for the write-off of information technology fixed assets resulting primarily from our rationalization of software.
Note 10. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment during fiscal years 2011 and 2010 are as follows:

		Apollo Global
	University of			Insight	Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Schools	Goodwill
Goodwill as of August 31, 2009	$37,018	$421,836	$35,452	$12,742	$15,310	$522,358
Impairment on discontinued operations	—	—	—	(9,400)	—	(9,400)
Impairment	—	(156,321)	(8,712)	—	—	(165,033)
Included in assets held for sale	—	—	—	(3,342)	—	(3,342)
Currency translation adjustment	—	(24,311)	1,887	—	—	(22,424)
Goodwill as of August 31, 2010	37,018	241,204	28,627	—	15,310	322,159
Impairment	—	(197,674)	—	—	—	(197,674)
Currency translation adjustment	—	7,164	1,648	—	—	8,812
Goodwill as of August 31, 2011	$37,018	$50,694	$30,275	$—	$15,310	$133,297

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the components of the net carrying amount of goodwill by reportable segment as of August 31, 2011 and 2010:

		Apollo Global
	University of			Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill
August 31, 2010
Gross carrying amount	$37,018	$425,638	$39,617	$35,515	$537,788
Accumulated impairments	—	(156,321)	(8,712)	(20,205)	(185,238)
Effect of foreign currency translation	—	(28,113)	(2,278)	—	(30,391)
Net carrying amount	$37,018	$241,204	$28,627	$15,310	$322,159

		Apollo Global
	University of			Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill
August 31, 2011
Gross carrying amount	$37,018	$425,638	$39,617	$35,515	$537,788
Accumulated impairments	—	(353,995)	(8,712)	(20,205)	(382,912)
Effect of foreign currency translation	—	(20,949)	(630)	—	(21,579)
Net carrying amount	$37,018	$50,694	$30,275	$15,310	$133,297
Intangible assets consist of the following as of August 31:

	2011				2010
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Finite-lived intangible assets
Student and customer relationships	$9,477	$(6,538)	$(1,284)	$1,655	$19,935	$(12,891)	$(1,624)	$5,420
Copyrights	20,891	(11,521)	(422)	8,948	20,891	(6,039)	(1,066)	13,786
Other	18,702	(12,499)	(1,166)	5,037	20,676	(9,342)	(1,591)	9,743
Total finite-lived intangible assets	49,070	(30,558)	(2,872)	15,640	61,502	(28,272)	(4,281)	28,949
Indefinite-lived intangible assets
Trademarks(1)	98,849	—	(737)	98,112	121,879	—	(7,191)	114,688
Accreditations and designations	7,456	—	(91)	7,365	7,456	—	(500)	6,956
Total indefinite-lived intangible assets	106,305	—	(828)	105,477	129,335	—	(7,691)	121,644
Total intangible assets, net	$155,375	$(30,558)	$(3,700)	$121,117	$190,837	$(28,272)	$(11,972)	$150,593
(1) We recorded impairments charges of $22.2 million and $19.6 million of BPP’s intangible assets during fiscal year 2011 and 2010, respectively. See below for further discussion.
Finite-lived intangible assets are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the benefits of the asset are consumed. The weighted average useful life of our finite-lived intangible assets that are not fully amortized as of August 31, 2011 is 5.2 years. Amortization expense for intangible assets for fiscal years 2011, 2010 and 2009 was $14.7 million, $24.8 million and $9.3 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization expense of finite-lived intangible assets is as follows:

($ in thousands)
2012	$8,577
2013	4,291
2014	1,546
2015	475
2016	92
Thereafter	659
Total estimated amortization expense	$15,640
Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
We completed goodwill and indefinite-lived intangible asset impairment tests, as applicable, for each of our reporting units on their respective annual impairment test dates during fiscal year 2011 as follows:

•	University of Phoenix — May 31

•	BPP — July 1

•	UNIACC (included in Apollo Global — Other) — May 31

•	ULA (included in Apollo Global — Other) — May 31

•	Western International University (included in Apollo Global — Other) — May 31

•	CFFP (included in Other Schools) — August 31
For our BPP reporting unit, we were required to perform an interim goodwill impairment test in the second quarter of fiscal year 2011, which resulted in recognizing goodwill and other intangibles impairment charges, as further discussed below. We did not record any impairment charges associated with our other reporting units as the estimated fair value of each of the reporting units exceeded the carrying value of their respective net assets as of their annual impairment test date. The excess as a percentage of fair value for University of Phoenix, UNIACC, Western International University and CFFP was at least 25%, and the excess for ULA was approximately 16% as of their respective annual impairment test dates.
We believe the assumptions used in our goodwill and indefinite lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. To determine the fair value for our University of Phoenix and Western International University reporting units, we used market multiple information and recent transaction data, if applicable, of comparable sized companies. For our CFFP reporting unit, we determined fair value using the discounted cash flow valuation method utilizing a 14.0% discount rate and 3% terminal growth rate. For our UNIACC and ULA reporting units, which had $13.1 million and $15.6 million of goodwill, respectively, as of August 31, 2011, we determined fair value by using a combination of the discounted cash flow valuation method and the market-based approach, to which we applied weighting factors of 80% and 20%, respectively. Specifically, for our UNIACC and ULA reporting units, the key assumptions used in our analysis include the following:

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

•
Discount rates for UNIACC and ULA of 15.5% and 16.5%, respectively, and a terminal growth rate of 5% for both reporting units. For sensitivity purposes, a 100 basis point change in either of these assumptions would not have resulted in the carrying value exceeding the fair value for either reporting unit as of their May 31, 2011 annual impairment test date.

Our UNIACC and ULA reporting units also have indefinite lived intangible assets consisting of trademarks and accreditations totaling $7.8 million as of August 31, 2011. We performed a fair value analysis of these indefinite lived intangible assets and determined there was no impairment.
BPP Reporting Unit
Fiscal Year 2011
During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its accounting and finance professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011.
The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs are expected to negatively impact revenue growth for the next couple of years. In addition, we also reduced our forecasts for future years from what we had previously anticipated, as we now believe that we will likely experience further near term declines. Currently, accounting and finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.
To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied weighting factors of 80% and 20%, respectively. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting BPP. Specifically, the key assumptions used in our revised cash flow estimates include the following:

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

•	a significant increase in revenues over a long-term horizon at BPP’s University College, and

•	a 13.5% discount rate and 3.0% terminal growth rate.
Incorporating these assumptions into our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. This was the second time that we had received new information that has caused us to revise our forecasts for BPP and record impairment charges, as we recorded goodwill and other intangibles impairment charges in fiscal year 2010, which is discussed below.
Accordingly, we performed an interim step two analysis which required us to fair value BPP’s assets and liabilities, including identifiable intangible assets, using the fair value derived from the interim step one analysis as the purchase price in a hypothetical acquisition of the BPP reporting unit. The significant hypothetical purchase price adjustments included in the step two analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on appraisals.

•
Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the valuation methods discussed at Note 2, Significant Accounting Policies. Our interim impairment tests for these indefinite-lived intangible assets utilized the same assumptions used in the BPP reporting unit goodwill impairment analysis which resulted in a lower fair value estimate for BPP’s trademark.

•
Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach. As a result of this analysis, we determined that all significant finite-lived intangible assets were not impaired in the second quarter of fiscal year 2011.

Based on our analysis, we recorded impairment charges during the second quarter of fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the second quarter of fiscal year 2011, BPP’s goodwill and other intangibles impairment charges in the aggregate approximate $213.9 million (net of $6.0 million benefit for income taxes associated with the other intangibles impairment charge).
In the fourth quarter of fiscal year 2011, we performed our annual goodwill impairment for BPP. There have been no significant changes within BPP or the U.K. that we believe would have a meaningful impact on our cash flow estimates and other significant assumptions used in the interim impairment test performed in the second quarter of fiscal year 2011 discussed above. Accordingly, for the purpose of performing the annual goodwill impairment as of July 1, 2011, we utilized a similar valuation methodology and underlying assumptions. BPP’s goodwill was determined to not be impaired and the excess as a percentage of fair value was approximately 23%. Additionally, we completed our annual impairment tests for the indefinite-lived assets at BPP and determined there was no impairment.
Although our projections used in both our interim and annual goodwill impairment tests assume that the markets in which BPP operates will ultimately stabilize, we may be required to record additional impairment charges for BPP’s remaining goodwill and other intangibles balances of $50.7 million and $110.4 million, respectively, if there are further deteriorations in these markets, if economic conditions in the U.K. further decline, or we are unable to achieve the projected growth in future enrollment and related revenue at BPP’s University College.
Fiscal Year 2010
On July 1, 2010, we conducted our first annual goodwill impairment test for BPP. To determine the fair value of our BPP reporting unit in our step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied weighting factors of 80% and 20%, respectively. In October 2010, BPP concluded its fall enrollment period which we believe was adversely impacted by the continued economic downturn in the U.K. Accordingly, we revised our forecast for BPP, which caused our step one annual goodwill impairment analysis to result in a lower estimated fair value for the BPP reporting unit as compared to its carrying value due to the effects of the economic downturn in the U.K. on BPP’s operations and financial performance and increased uncertainty as to when these conditions would recover. Specifically, the assumptions used in our cash flow estimates assumed no near-term recovery in the markets in which BPP operates, modest overall long-term growth in BPP’s core programs and a significant increase in revenues over a long-term horizon at BPP’s University College. We also utilized a 13.0% discount rate and 3.0% terminal growth rate in the analysis.
Accordingly, we performed a step two analysis and the significant hypothetical purchase price adjustments included in the analysis consisted of:

•	Adjusting the carrying value of land and buildings included in property and equipment to estimated fair value using the market approach and based on recent appraisals.

•
Adjusting the carrying value of the trademark and accreditations and designation indefinite-lived intangible assets to estimated fair value using the valuation methods discussed at Note 2, Significant Accounting Policies. Our annual impairment tests for these indefinite-lived intangible assets utilized the same revenue, margin and discount rate assumptions used in the BPP reporting unit goodwill impairment step one analysis which resulted in a lower fair value estimate for BPP’s trademark. Accordingly, we recorded a $17.6 million impairment charge for these indefinite-lived intangible assets in fiscal year 2010.

•
Adjusting all other finite-lived intangible assets to estimated fair value using a variety of methods under the income approach specifically the costs savings method, with and without method and excess earnings method, or replacement cost approach. As a result of this analysis, we determined that one of our student relationship intangible assets was not recoverable resulting in recording an impairment charge of $2.0 million in fiscal year 2010.

Based on our analysis, we recorded a $156.3 million impairment charge for BPP’s goodwill in fiscal year 2010. As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge. In the fiscal year 2010, BPP's goodwill and intangible asset impairment charges in the aggregate approximate $170.4 million (net of $5.5 million benefit for income taxes associated with the intangible asset impairment charges).
ULA
During fiscal year 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
Please refer to Note 2, Significant Accounting Policies, for our policy and methodology for evaluating potential impairment of goodwill and indefinite-lived intangible assets.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2011:

		Fair Value Measurements at Reporting Date Using
	August 31,	Quoted Prices in Active Markets for Identical Assets/ Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,854,927	$1,854,927	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis:	$1,860,873	$1,854,927	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$3,363	$—	$3,363	$—
Total liabilities at fair value on a recurring basis:	$3,363	$—	$3,363	$—
Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2010:

		Fair Value Measurements at Reporting Date Using
	August 31,	Quoted Prices in Active Markets for Identical Assets/ Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,468,992	$1,468,992	$—	$—
Marketable securities:
Auction-rate securities	15,174	—	—	15,174
Total assets at fair value on a recurring basis:	$1,484,166	$1,468,992	$—	$15,174
Liabilities:
Other liabilities:
Interest rate swap	$5,148	$—	$5,148	$—
Total liabilities at fair value on a recurring basis:	$5,148	$—	$5,148	$—
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of August 31, 2011 and 2010, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Interest rate swap — We have an interest rate swap with a notional amount of $47.5 million as of August 31, 2011 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At August 31, 2011, the carrying value of our debt, excluding capital leases, was $562.5 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.
We did not change our valuation techniques associated with recurring fair value measurements from prior periods.
Changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended August 31, 2011 are as follows:

($ in thousands)
Balance at August 31, 2010	$15,174
Reversal of unrealized loss on redemption	772
Redemptions at par value	(10,000)
Transfers in (out) of Level 3	—
Balance at August 31, 2011	$5,946

Net unrealized gains (losses) included in earnings related to assets held as of August 31, 2011	$—
Assets and liabilities measured at fair value on a non-recurring basis during fiscal year 2011 consist of the following:

		Fair Value Measurements at Measurement Date Using
	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses for Year Ended August 31, 2011
($ in thousands)		(Level 1)	(Level 2)	(Level 3)
Assets:
Goodwill
BPP	$48,889	$—	$—	$48,889	$(197,674)
Intangible assets, net
BPP trademark	90,658	—	—	90,658	(22,253)
Total assets at fair value on a nonrecurring basis	$139,547	$—	$—	$139,547	$(219,927)

Liabilities:
Other liabilities
Restructuring obligation	$13,052	$—	$—	$13,052	$(13,052)
Total liabilities at fair value on a nonrecurring basis	$13,052	$—	$—	$13,052	$(13,052)

In the second quarter of fiscal year 2011, we recorded impairment charges for BPP’s goodwill and trademark. Accordingly, BPP’s goodwill balance was written down to the implied fair value and BPP’s trademark was measured at fair value. We measured the implied fair value for BPP’s goodwill and the fair value of BPP’s trademark using Level 3 inputs included in the valuation methods used to determine fair value for the respective assets. Refer to Note 10, Goodwill and Intangible Assets.
During the fourth quarter of fiscal year 2011, we recorded a $13.1 million liability associated with our real estate rationalization plan. We measured the liability at fair value using Level 3 inputs included in the valuation method. Refer to Note 4, Restructuring and Other Charges.

Note 12. Accrued Liabilities
Accrued liabilities consist of the following as of August 31:

($ in thousands)	2011	2010
Securities class action liability	$161,150	$177,982
Salaries, wages and benefits	93,763	80,773
Accrued advertising	50,172	52,472
Accrued professional fees	32,607	30,895
Student refunds, grants and scholarships	17,360	9,842
Other accrued liabilities	43,754	23,497
Total accrued liabilities	$398,806	$375,461
Refer to Note 20, Commitments and Contingencies, for discussion of the securities class action liability. Salaries, wages and benefits represent amounts due to employees, faculty and third parties for salaries, bonuses, vacation pay and health insurance. Accrued advertising represents amounts due for Internet marketing, direct mail campaigns, and print and broadcast advertising. Accrued professional fees represent amounts due to third parties for outsourced student financial aid processing and other accrued professional obligations. Student refunds, grants and scholarships represent amounts due to students for tuition refunds, federal and state grants payable, scholarships, and other related items. Other accrued liabilities primarily includes sales and business taxes, facilities costs such as rent and utilities, costs for curriculum materials and certain accrued purchases.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13. Debt
Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2011	2010
Bank Facility, see terms below	$493,322	$497,968
BPP Credit Facility, see terms below	47,603	52,925
Capital lease obligations	36,512	7,827
Other, see terms below	21,572	25,680
Total debt	599,009	584,400
Less short-term borrowings and current portion of long-term debt	(419,318)	(416,361)
Long-term debt	$179,691	$168,039
Aggregate debt maturities for each of the years ended August 31 are as follows:

($ in thousands)
2012	$419,318
2013	150,651
2014	8,273
2015	7,970
2016	6,295
Thereafter	6,502
$599,009

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

We borrowed substantially all of our credit line under the Bank Facility as of August 31, 2011 and 2010, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). We repaid the U.S. dollar denominated debt on our Bank Facility of $390.1 million during the first quarter of fiscal year 2012 and $400.1 million during the first quarter of fiscal year 2011. We have classified the U.S. dollar denominated portion of our Bank Facility borrowings as short-term borrowings and the current portion of long-term debt on our Consolidated Balance Sheets because it was repaid subsequent to our respective fiscal year-ends.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2011 and 2010 was 2.8% and 2.9%, respectively.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at August 31, 2011.

•
BPP Credit Facility - In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $85.2 million as of August 31, 2011) secured credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2011 and 2010 was 4.0% and 4.0%, respectively.

The BPP Credit Facility contains financial covenants that include minimum cash flow coverage ratio, minimum fixed charge coverage ratio, maximum leverage ratio, and maximum capital expenditure ratio. We were in compliance with all covenants related to the BPP Credit Facility at August 31, 2011.

•
Other - Other debt includes $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011, and $8.7 million of variable rate debt and $17.0 million of fixed rate debt as of August 31, 2010. The interest rates on these debt instruments range from 5.0% to 7.3% with various maturities from 2012 to 2019. The weighted average interest rate on our other debt at August 31, 2011 and 2010 was 6.1% and 6.7%, respectively.

Refer to Note 11, Fair Value Measurements, for discussion of the fair value of our debt.
Note 14. Other Liabilities
Other liabilities consist of the following as of August 31:

($ in thousands)	2011	2010
Deferred rent and other lease incentives	$90,761	$81,218
Deferred gains on sale-leasebacks	31,288	5,560
Uncertain tax positions	28,218	126,999
Restructuring obligation	13,052	—
Other	51,151	51,925
Total other liabilities	214,470	265,702
Less current portion	(50,131)	(53,416)
Total other long-term liabilities	$164,339	$212,286
Deferred rent represents the difference between the cash rental payments and the straight-line recognition of the expense over the term of the leases. Other lease incentives represent amounts included in lease agreements and are amortized on a straight-line basis over the term of the leases. The increase in deferred gains on sale-leasebacks is primarily due to the sale-leaseback of our principal office buildings in Phoenix, Arizona. Refer to Note 20, Commitments and Contingencies. The decrease in our liability for uncertain tax positions is primarily due to resolution regarding the apportionment of income for state income tax purposes. Refer to Note 15, Income Taxes. The restructuring and other activities liability is related to our real estate rationalization plan. Refer to Note 4, Restructuring and Other Charges.
Note 15. Income Taxes
Geographic sources of income (loss) from continuing operations before income taxes are as follows:

($ in thousands)	2011	2010	2009
United States	$1,213,353	$1,227,794	$1,085,704
Foreign	(259,406)	(226,726)	(18,777)
Total income from continuing operations before income taxes	$953,947	$1,001,068	$1,066,927

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) consists of the following for fiscal years 2011, 2010 and 2009:

($ in thousands)	2011	2010	2009
Current:
Federal	$350,640	$458,375	$377,911
State	11,372	131,284	93,350
Foreign	1,129	(218)	(1,025)
Total current	363,141	589,441	470,236
Deferred:
Federal	62,474	(106,834)	(8,667)
State	10,214	(7,574)	(4,872)
Foreign	(15,191)	(10,970)	23
Total deferred	57,497	(125,378)	(13,516)
Total provision for income taxes	$420,638	$464,063	$456,720
Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$44,364	$72,344
Deferred rent and tenant improvement allowances	25,198	28,921
Net operating loss carry-forward	10,718	17,629
Litigation charge	61,502	70,383
Share-based compensation	67,697	63,168
Other	59,001	73,821
Gross deferred tax assets	268,480	326,266
Valuation allowance	(10,446)	(14,645)
Deferred tax assets, net of valuation allowance	258,034	311,621
Deferred tax liabilities:
Fixed assets	57,314	39,276
Intangible assets	30,738	40,069
Other	1,296	5,531
Gross deferred tax liabilities	89,348	84,876
Net deferred income taxes	$168,686	$226,745
The decrease in our valuation allowance during fiscal year 2011 was primarily the result of the write-off of net operating losses and associated valuation allowance due to the closure of Meritus. We have recorded a valuation allowance related to a portion of our net operating losses and to the deferred tax assets of certain of our foreign subsidiaries, as it is more likely than not that these deferred tax assets will not be utilized. In light of our history of profitable operations, we have concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than assets mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets.
The net operating loss carry-forward in the above table represents $17.5 million of U.S. net operating losses that will begin to expire August 31, 2021. We also have $20.7 million of net operating losses in various foreign jurisdictions that do not expire.
We have not provided deferred taxes on unremitted earnings attributable to international companies that have been considered permanently reinvested. As of August 31, 2011, any earnings related to the operations of these foreign subsidiaries are not significant.
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties, at the beginning and the end of fiscal years 2011 and 2010:

($ in thousands)
Balance at August 31, 2009	$84,861
Additions based on tax positions taken in the current year	99,590
Additions for tax positions taken in prior years	18,323
Settlement with tax authorities	(20,665)
Reductions for tax positions of prior years	(11,733)
Reductions due to lapse of applicable statute of limitations	(4,328)
Balance at August 31, 2010	166,048
Additions based on tax positions taken in the current year	4,503
Additions for tax positions taken in prior years	15,570
Settlement with tax authorities	(110,980)
Reductions for tax positions of prior years	(45,231)
Reductions due to lapse of applicable statute of limitations	(4,099)
Balance at August 31, 2011	$25,811
As of August 31, 2011 and 2010, we had $1.2 million and $44.4 million, respectively, of unrecognized receivables included in our unrecognized tax benefits, and the substantial majority of our remaining unrecognized tax benefits are included in other liabilities in our Consolidated Balance Sheets. The decrease in our unrecognized tax benefits during fiscal year 2011 was principally attributable to resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes. See Arizona Department of Revenue Audit below for further discussion. The decrease was also due to a $9.6 million benefit from resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a qui tam lawsuit in fiscal year 2010. This benefit is included in litigation charge on our effective income tax rate reconciliation below.
We classify interest and penalties related to uncertain tax positions as a component of provision for income taxes in our Consolidated Statements of Income. We recognized benefits of $1.7 million and $10.4 million in fiscal years 2011 and 2010, respectively, and an expense of $4.4 million in fiscal year 2009 related to interest and penalties. The $1.7 million benefit in fiscal year 2011 is primarily attributable to the reduction of accrued interest related to the resolution with the Arizona Department of Revenue noted above. The $10.4 million benefit in fiscal year 2010 is mainly due to the reduction of accrued interest related to the I.R.S. 162(m) settlement which occurred in November 2009. See Internal Revenue Service Audits below for further discussion. The total amount of interest and penalties included in our Consolidated Balance Sheets was $3.7 million and $5.4 million as of August 31, 2011 and 2010, respectively.
We believe that any change in our existing unrecognized tax benefits in the next 12 months will be immaterial.
As of August 31, 2011, $18.4 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Consolidated Statements of Income.
Our U.S. federal tax years and various state tax years from 2006 remain subject to income tax examinations by tax authorities. In addition, tax years from 2006 related to our foreign taxing jurisdictions also remain subject to examination.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for fiscal years 2011, 2010 and 2009:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	1.8%	6.3%	5.1%
Non-deductible compensation, net(2)	0.3%	(1.1)%	0.4%
Foreign taxes	0.8%	1.1%	0.6%
Litigation charge	(1.0)%	—%	0.9%
Goodwill impairments	7.4%	5.8%	—%
Meritus closure	(0.8)%	—%	—%
Other, net	0.6%	(0.7)%	0.8%
Effective income tax rate	44.1%	46.4%	42.8%
(1) In fiscal year 2011, we realized a $43.3 million benefit associated with our resolution with the Arizona Department of Revenue. See further discussion below.
(2) In fiscal year 2010, we recorded benefits of $10.2 million and $1.2 million associated with our settlement of a dispute with the Internal Revenue Service. See further discussion below.
Internal Revenue Service Audits
In fiscal year 2007, the Internal Revenue Service commenced an examination of our U.S. federal income tax returns for fiscal years 2003 through 2005. In February 2009, the Internal Revenue Service issued an examination report and proposed to disallow certain deductions relating to stock option compensation and also proposed the additions of penalties and interest. In March 2009, we commenced administrative proceedings with the Office of Appeals of the Internal Revenue Service challenging the proposed adjustments, including penalties and interest. In November 2009, we executed a Closing Agreement with the Internal Revenue Service Office of Appeals to settle this matter. The settlement resolves only the disputed tax issues between the Internal Revenue Service and us and is not an admission by us of liability, wrongdoing, legal compliance or non-compliance for any other purpose.
Prior to the settlement, we had a total accrual of $50.5 million included in our reserve for uncertain tax positions relating to this issue. As a result of this settlement, we paid $27.3 million during fiscal year 2010 and the remaining accrual was reversed through a reduction in the provision for income taxes, a decrease in deferred tax assets, and an increase in additional paid-in capital in the amounts of $10.2 million, $1.5 million and $11.5 million, respectively.
Based on the agreed upon settlement, we believe that we are entitled to certain deductions related to stock option compensation that were not claimed on our tax returns for the years ended in 2006 through 2009. During fiscal year 2010, we recorded the benefit of these deductions through provision for income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million and $16.0 million, respectively. We submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns for the years ended in 2006, 2007 and 2008. These claims have been accepted by the Internal Revenue Service. We have also claimed the deductions related to stock option compensation in subsequent year income tax returns.
Our U.S. federal income tax returns for our fiscal years 2006 through 2010 are currently under review by the Internal Revenue Service.
Arizona Department of Revenue Audit
The Arizona Department of Revenue commenced an audit during fiscal year 2010 relating to our Arizona income tax returns for fiscal years 2003 through 2009. During fiscal year 2010, we filed amended Arizona income tax returns for fiscal years 2003 through 2007 to change our method of sourcing service income to a destination basis, rather than on an origin basis, for sales factor apportionment purposes. In general for state sales factor apportionment purposes, ‘destination sourcing’ assigns revenue to the state of the customer or market, while ‘origin sourcing’ assigns revenue to the state of production. We also reported the final audit adjustments made by the Internal Revenue Service for fiscal years 2003 through 2005. The resulting impact from these adjustments was a net claim for refund of $51.5 million, excluding interest, for fiscal years 2003 through 2007. For fiscal years 2008 through 2010, we filed our original Arizona income tax returns sourcing our service revenues on a destination basis and we did not take a benefit related to our Arizona destination sourcing position in our financial statements.
In March 2011, the Arizona Department of Revenue issued a notice of proposed assessment for fiscal years 2003 through 2009 asserting our services revenues should be based on an origin sourcing method. The proposed assessment also denied our refund claims for this same reason. In May 2011, we filed our protest to the proposed assessment and refund denials, and began the administrative review process to assert our destination sourcing position. On August 4, 2011, we executed a Closing Agreement with the Arizona Department of Revenue to settle this matter. The settlement resolves the sales factor sourcing issue for the audit period and provides an agreed upon sales factor sourcing methodology for fiscal years 2010 through 2020.
Based on the agreed upon settlement, we have foregone our refund claims of $51.5 million, paid or will pay $59.8 million, and made applicable adjustments to our deferred taxes. These amounts were previously included in our unrecognized tax benefits, and the settlement resulted in a $43.3 million benefit. The benefit includes state tax accrued throughout fiscal year 2011 based on the uncertainty prior to settlement.
In addition to the audits discussed above, we are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.
Note 16. Shareholders’ Equity
Share Reissuances
During fiscal years 2011, 2010 and 2009, we issued approximately 1.2 million, 1.1 million and 3.1 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
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
We repurchased approximately 18.3 million, 7.9 million and 7.2 million shares of our Apollo Group Class A common stock during fiscal years 2011, 2010 and 2009, respectively, at a total cost of $775.8 million, $439.3 million and $444.4 million during the respective fiscal years. This represented weighted average purchase prices of $42.30, $55.78 and $61.62 per share during the respective fiscal years.
As of August 31, 2011, approximately $0.7 million remained available under our share repurchase authorization. Subsequent to August 31, 2011, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $500 million. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 163,000, 149,000 and 119,000 shares of Class A common stock for $7.4 million, $7.1 million and $8.1 million during fiscal years 2011, 2010 and 2009, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and are not part of the repurchase program described above.

Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss at August 31:

($ in thousands)	2011	2010
Foreign currency translation losses	$(23,230)	$(30,182)
Unrealized loss on marketable securities	(531)	(994)
Accumulated other comprehensive loss(1)	$(23,761)	$(31,176)
_______________________________________

(1)
Accumulated other comprehensive loss is net of $0.4 million and $1.2 million of taxes as of August 31, 2011 and 2010, respectively. The tax effect on each component of other comprehensive income during fiscal years 2011, 2010 and 2009 is not significant.

The decrease in foreign currency translation losses is primarily the result of a general weakening of the U.S. dollar relative to foreign currencies during fiscal year 2011.
Note 17. Earnings Per Share
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net income attributable to Apollo (basic and diluted)	$572,427	$553,002	$598,319
Basic weighted average shares outstanding	141,269	151,955	157,760
Dilutive effect of stock options	99	652	1,482
Dilutive effect of restricted stock units and performance share awards	382	299	272
Diluted weighted average shares outstanding	141,750	152,906	159,514
Earnings per share:
Basic income per share attributable to Apollo	$4.05	$3.64	$3.79
Diluted income per share attributable to Apollo	$4.04	$3.62	$3.75
During fiscal years 2011, 2010 and 2009, approximately 9.3 million, 7.2 million and 3.6 million, respectively, of our stock options outstanding and approximately 390,000, 6,000 and 6,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 18. Stock and Savings Plans
401(k) Plan
We sponsor a 401(k) plan for eligible employees which provides them the opportunity to make pre-tax employee contributions. Such contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee's contributions up to the lesser of 15% of his or her gross compensation or the maximum participant contribution permitted under the Internal Revenue Code. Our matching contributions totaled $12.6 million, $11.3 million and $9.6 million for fiscal years 2011, 2010 and 2009, respectively.
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
Under the Amended and Restated 2000 Stock Incentive Plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance share awards, and other share-based awards covering shares of our Class A common stock to officers, key employees and faculty members, and the non-employee members of our Board of Directors. In general, the awards granted under the Amended and Restated 2000 Stock Incentive Plan vest over periods ranging from six months to four years. Stock options granted have contractual terms of 10 years or less. For certain outstanding stock options, vesting may be tied to the attainment of prescribed market conditions based on stock price appreciation in addition to service-vesting requirements. Restricted stock units issued under the Plan may have both performance-vesting and service-vesting components (for grants generally made to executive officers) or service-vesting only (for other recipients). Performance share awards have both performance-vesting and service-vesting components tied to a defined performance period. Approximately 25.1 million shares of our Class A common stock have been reserved for issuance over the term of this plan. The shares may be issued from treasury shares or from our authorized but unissued shares of our Class A common stock. As of August 31, 2011, approximately 14.3 million authorized and unissued shares of our Class A common stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan, including the shares subject to outstanding equity awards under such plan.
Under each of the two Apollo Group plans, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is generally equal to the vesting period.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options and Stock Appreciation Rights
During fiscal years 2011, 2010 and 2009, we granted stock options with a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. During fiscal year 2009, we also granted stock options with both a service and a market vesting condition to certain members of our management team. We measure the fair value of stock options as of the date of grant. We amortize share-based compensation expense, net of forfeitures, over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a market vesting condition. The vesting period of the stock options granted generally ranges from six months to four years. A summary of the activity and changes related to stock options and stock appreciation rights granted under our plans is as follows:

(numbers in thousands, except per share and contractual term data)	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of August 31, 2008	12,377	$52.41
Granted	1,164	68.08
Exercised	(2,707)	41.18
Forfeited, canceled or expired	(572)	64.24
Outstanding as of August 31, 2009	10,262	56.49
Granted	850	43.28
Exercised	(521)	27.33
Forfeited, canceled or expired	(442)	62.87
Outstanding as of August 31, 2010	10,149	56.62
Granted	650	43.49
Exercised	(608)	31.41
Forfeited, canceled or expired	(915)	58.38
Outstanding as of August 31, 2011	9,276	$57.18	3.00	$6,894
Vested and expected to vest as of August 31, 2011	9,213	$57.24	2.98	$6,702
Exercisable as of August 31, 2011	7,136	$58.38	2.60	$2,159
Available for future grant as of August 31, 2011	1,361
_______________________________________

(1)
Aggregate intrinsic value represents the total amount obtained by multiplying the portion of our closing stock price of $46.83 on August 31, 2011 in excess of the applicable exercise prices by the number of options outstanding or exercisable with an exercise price less than that closing stock price.

As of August 31, 2011, there was approximately $34.4 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 2.08 years. The fair value of stock options and stock appreciation rights that vested during fiscal years 2011, 2010 and 2009 was $37.8 million, $45.4 million, and $54.1 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to outstanding and exercisable options and stock appreciation rights as of August 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price per Share	Exercisable	Weighted Avg. Exercise Price per Share
(options in thousands)
$5.83 to $47.47	1,581	4.61	$42.59	444	$41.96
$48.30 to $51.33	1,581	2.75	$49.48	1,567	$49.49
$51.67 to $57.54	653	2.73	$55.47	485	$55.40
$58.03 to $58.03	1,740	1.83	$58.03	1,740	$58.03
$58.43 to $62.51	1,571	2.69	$61.54	1,297	$61.38
$62.78 to $69.51	1,367	3.57	$67.32	878	$66.56
$70.02 to $169.47	783	2.69	$75.25	725	$75.21
	9,276			7,136
The following table summarizes information related to stock options and stock appreciation rights exercised during fiscal years 2011, 2010 and 2009:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Amounts related to options and stock appreciation rights exercised:
Intrinsic value realized	$9,207	$18,020	$94,638
Actual tax benefit realized by Apollo for tax deductions	$1,771	$7,175	$21,732
The shares issued upon the exercise of stock options and stock appreciation rights were drawn from treasury shares. Cash received from stock option and stock appreciation rights exercises during fiscal years 2011, 2010 and 2009 was approximately $19.2 million, $14.1 million and $111.6 million, respectively.
Stock Option Valuation Assumptions
Fair Value — We typically use the Black-Scholes-Merton option pricing model to estimate the fair value of our options as of the grant dates using the following weighted average assumptions:

	Year Ended August 31,
	2011	2010	2009
Weighted average fair value	$16.71	$17.30	$27.32
Expected volatility	46.8%	48.6%	47.7%
Expected life (years)	4.2	4.2	4.2
Risk-free interest rate	1.4%	1.5%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Expected Volatility — We use an average of our historical volatility and the implied volatility of long-lived call options to estimate expected volatility.
Expected Term (years) — Prior to fiscal year 2011, we generally used the simplified mid-point method to estimate the expected term of stock options based on our determination that the terms and exercise behavior of our stock options had changed significantly in recent periods, causing our historical exercise data to not be reflective of our expectations of future exercise behavior. The simplified method uses the mid-point between the vesting and contractual terms of the stock options. During fiscal year 2011, we estimated the expected term of our stock options granted based primarily on the vesting period of the awards and historical exercise behavior, which did not result in a significant change in our expected term assumption compared to prior years.
Risk-Free Interest Rate — We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.
Dividend Yield — The dividend yield assumption is based on the fact that we have not historically paid dividends and we have no current plan to pay dividends in the near term.
Restricted Stock Units and Performance Share Awards (“PSAs”)
During fiscal years 2011, 2010 and 2009, we granted restricted stock units covering shares of our Class A common stock with a service and a performance vesting condition to several of our officers. We also granted restricted stock units with only a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. We measure the fair value of restricted stock units as of the date of grant. We amortize share-based compensation expense for awards expected to vest over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a performance condition. Share-based compensation expense is not recognized for awards with performance conditions that do not meet the associated performance condition. The vesting period of the restricted stock units granted generally ranges from six months to four years. See summary of the activity and changes related to restricted stock units granted under our plans below.
During fiscal years 2011 and 2010, we granted performance share awards to certain members of our executive management that vest based on performance and service vesting conditions. The level at which the performance condition is attained will determine the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage will range from 0% to 200%, and in limited cases may range to 600%, of the target level based on the performance condition attainment. The award holder will vest in one-third of the shares of our Class A common stock into which his or her PSAs are so converted for each fiscal year the award holder remains employed during the three year performance period. However, the PSAs will immediately convert into fully-vested shares of our Class A common stock at target level or above upon certain changes in control or ownership. The shares of our Class A common stock into which the PSAs are converted will be issued upon the completion of the applicable performance period.
We measure the fair value of PSAs as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares of our Class A common stock expected to vest and become issuable under those awards over the requisite service period. Our estimate of the number of shares that will vest and become issuable under the PSA awards is based on our determination of the probable outcome of the performance condition and requires considerable judgment. Share-based compensation expense is not recognized for PSAs that do not meet the associated performance condition.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule includes activity and changes related to the restricted stock units and PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the 100% target level):

(numbers in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at August 31, 2008	715	$58.17
Granted	645	69.49
Vested and released	(324)	60.96
Forfeited	(38)	57.58
Nonvested balance at August 31, 2009	998	62.88
Granted	1,057	44.27
Vested and released	(435)	61.29
Forfeited	(70)	60.97
Nonvested balance at August 31, 2010(1)	1,550	50.72
Granted	2,263	44.38
Vested and released	(469)	54.01
Forfeited	(152)	49.94
Nonvested balance at August 31, 2011(1)	3,192	$45.78
_______________________________________

(1)
The nonvested balance at August 31, 2011 and August 31, 2010 includes approximately 260,000 and 69,000 PSAs, respectively, at the target level. The vesting of these awards are subject to the achievement of the specified performance goals and the actual number of common shares that will ultimately be issued is calculated by multiplying the number of performance shares by a payout percentage range varying from 0% to 200%, and in limited cases may range to 600%.

As of August 31, 2011, there was approximately $105.5 million and $10.9 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards at the target level, respectively. These costs are expected to be recognized over a weighted average period of 2.52 years. The fair value of restricted stock units that vested during fiscal years 2011, 2010 and 2009 was $25.5 million, $24.8 million and $23.2 million, respectively.
Share-based Compensation Expense
The table below details share-based compensation expense for fiscal years 2011, 2010 and 2009:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Instructional and student advisory	$27,012	$23,603	$22,102
Marketing	5,306	5,116	2,062
Admissions advisory	2,109	1,528	2,113
General and administrative	35,613	34,058	41,761
Share-based compensation expense included in operating expenses	70,040	64,305	68,038
Tax effect of share-based compensation	(26,715)	(25,290)	(26,603)
Share-based compensation expense, net of tax	$43,325	$39,015	$41,435
Note 19. Related Person Transactions
Yo Pegasus, LLC
Yo Pegasus, LLC, an entity controlled by Dr. John G. Sperling, the Executive Chairman of our Board of Directors, leases an aircraft to us as well as to other entities. Payments to Yo Pegasus for the business use of the airplane, including hourly flight charges, fuel, and direct operating expenses during fiscal years 2011, 2010 and 2009 were $0.1 million, $0.3 million and $0.2

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively.
Sperling Gallery
In January 2010, we purchased certain artwork from an art gallery owned by Virginia Sperling for $88,000. Virginia Sperling is the former wife of Dr. John G. Sperling, the Executive Chairman of our Board of Directors, and the mother of Mr. Peter V. Sperling, the Vice Chairman of our Board of Directors. Before purchasing this artwork, we leased it pursuant to a contract between Apollo Group and the art gallery.  Lease payments under the contract during fiscal years 2010 and 2009 were $8,000 and $34,000, respectively.
Earth Day Network
We have provided grants directly or through University of Phoenix Foundation, a non-profit entity affiliated with University of Phoenix, to Earth Day Network totaling $30,000, $0.5 million and $0.1 million in fiscal years 2011, 2010 and 2009, respectively. Art Edelstein, the Director of Development of Earth Day Network, is the brother of Mr. Charles B. Edelstein, our Co-Chief Executive Officer.
Cisco Systems, Inc.
During fiscal years 2011, 2010 and 2009, we purchased goods and services from Cisco Systems, Inc., directly and through third party sellers, in the normal course of our business, and we expect to do so in the future. Mr. Manuel F. Rivelo, a member of our Board of Directors, is employed by Cisco Systems, Inc. as Senior Vice President of Enterprise Systems and Operations.
FuzeBox
During fiscal year 2011, we entered into an agreement with FuzeBox, Inc., an entity for which Mr. Peter V. Sperling, the Vice Chairman of our Board of Directors, is the Chairman of the Board and co-founder, whereby we paid FuzeBox $266,000 as part of a pilot program related to internet-based video conferencing provided by FuzeBox.
Deferred Compensation Agreement with Dr. John G. Sperling
The deferred compensation agreement relates to an agreement between Apollo and Dr. John G. Sperling. The related $3.3 million liability balance as of August 31, 2011 is included in other long-term liabilities in our Consolidated Balance Sheets.
John Sperling Voting Stock Trust
During fiscal year 2011, we paid a premium of $1.2 million for a three-year errors and omissions insurance policy for the benefit of the current and any future trustees of the John Sperling Voting Stock Trust. Dr. John G. Sperling, the Executive Chairman of our Board of Directors, is the trustor and sole trustee of the trust, which is the owner of a majority of our Class B voting common stock.
Note 20. Commitments and Contingencies
Guarantees
We have agreed to indemnify our officers and directors for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance policies that mitigate our exposure and enable us to recover a portion of any future amounts paid. Based on the significant uncertainty associated with our pending as well as possible future litigation, settlements and other proceedings relative to our insurance policy coverage, the fair value of these indemnification agreements, if any, cannot be estimated.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
The following is a schedule of future minimum commitments for capital and operating leases as of August 31, 2011:

($ in thousands)	Capital Leases	Operating Leases(1)
2012	$9,395	$162,217
2013	8,922	158,200
2014	7,937	146,295
2015	7,248	134,242
2016	5,199	112,674
Thereafter	2,467	464,969
Total future minimum lease obligation(2), (3)	$41,168	$1,178,597
Less: imputed interest on capital leases	(4,656)
Net present value of lease obligations	$36,512
_______________________________________

(1)
The total future minimum lease obligation associated with operating leases includes lease payments for a lease agreement executed in fiscal year 2009 for a building for which we do not have the right to control the use of the property under the lease at August 31, 2011. The future minimum lease payments associated with this lease are approximately $87 million and we began using the property in the first quarter of fiscal year 2012.

(2)	The total future minimum lease obligation excludes non-cancelable sublease rental income of $1.2 million.

(3)
During the fourth quarter of fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The total future minimum operating lease obligation includes $43.8 million of future contractual lease payments associated with a facility for which we no longer expect to receive a future economic benefit as of August 31, 2011. The total future minimum operating lease obligation also includes $34.7 million of future contractual lease payments associated with three facilities that we expect to abandon in fiscal year 2012. See Note 4, Restructuring and Other Charges, for further discussion.

Rent expense was $219.3 million, $194.6 million and $162.5 million for fiscal years 2011, 2010 and 2009, respectively.
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
We have also entered into other sale-leaseback agreements related to properties that we currently use to support our operations. From these agreements, we received $31.9 million in cash for the properties, which generated a combined gain of approximately $14.2 million that is being deferred over the respective lease terms. We recognized total gains associated with sale-leasebacks of $2.2 million, $1.7 million and $1.7 million in fiscal years 2011, 2010 and 2009, respectively, in the Consolidated Statements of Income. The total deferred gain included in other liabilities in our Consolidated Balance Sheets was $31.3 million and $5.6 million as of August 31, 2011 and 2010, respectively.
Naming Rights to Glendale, Arizona Sports Complex
In September 2006, we entered into a Naming and Sponsorship Rights Agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo, for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. As of August 31, 2011, our remaining contractual obligation pursuant to this agreement is $122.3 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2011, the total face amount of these surety bonds was approximately $55.7 million.
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for a payment of $145.0 million . The outcome of this legal proceeding remains uncertain including, but not limited to, the requirement that any settlement agreement must be approved by the court.
Prior to entering into an agreement in principle to settle, we had an accrual of $181.9 million related to this matter. We had estimated for financial reporting purposes, using statistically valid models and a 60% confidence interval, that the damages could range from $127.2 million to $228.0 million, which included our estimates of (a) damages payable to the plaintiff class; (b) the amount we may be required to reimburse our insurance carriers for amounts advanced for defense costs; and (c) future defense costs. We recorded charges in fiscal year 2010 that represented the mid-point of the estimated range of damages payable to the plaintiffs, plus the other estimated costs and expenses. We recorded an amount based on the mid-point of the range of damages payable to the plaintiff class because under statistically valid modeling techniques the mid-point of the range is in fact a more likely estimate than other points in the range, and the point at which there is an equal probability that the ultimate loss could be toward the lower end or the higher end of the range. We have also recorded charges in subsequent periods for estimated incremental post-judgment interest and additional estimated future legal costs. Based on the settlement agreement, we reversed $20.7 million of the charges during the fourth quarter of fiscal year 2011 through litigation (credit) charge, net on our Consolidated Statements of Income. As of August 31, 2011, our remaining accrual of $161.2 million represents the $145.0 million settlement, an estimate of the disputed amount we may be required to reimburse our insurance carriers for defense costs advanced to us, and estimated future legal costs.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss and oral argument on the motion was held before the Court on October 17, 2011.
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
Incentive Compensation False Claims Act Lawsuit
On May 25, 2011, we were notified that a qui tam complaint had been filed against us in the U.S. District Court, Eastern District of California, by private relators under the Federal False Claims Act and California False Claims Act, entitled USA and State of California ex rel. Hoggett and Good v. University of Phoenix, et al, Case Number 2:10-CV-02478-MCE-KJN. When the federal government declines to intervene in a qui tam action, as it has done in this case, the relators may elect to pursue the litigation on behalf of the federal government and, if successful, they are entitled to receive a portion of the federal government’s recovery.
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. The complaint was served on June 22, 2011. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion to file an amended complaint. No oral argument on either motion is currently scheduled.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas, since transferred on plaintiff’s motion to the Eastern District of Virginia. The case is entitled, Digital Vending Services International, LLC vs. The University of Phoenix, et al, Case Number 2:09cv555 (JBF-TEM). The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment and seeks injunctive relief and monetary damages. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us.
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
Plaintiff filed a Notice of Appeal on February 4, 2011 and their opening brief on April 18, 2011. We filed our response brief on May 27, 2011. Oral argument is currently scheduled for November 8, 2011. The outcome of this legal proceeding is uncertain at this point. During fiscal year 2011, we accrued an immaterial amount which reflects our settlement offer in connection with this action.
Sabol Wage and Hour Class Action
On July 31, 2009, several former employees filed an action in Federal District Court in Philadelphia alleging wage and hour claims under the Fair Labor Standards Act for failure to pay overtime and other violations, entitled, Sabol, et al. v. Apollo Group, Inc., et al, Case Number 2:09-cv-03439-JCJ. In January 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during the second quarter of fiscal year 2011. The agreement, in which we do not admit liability, was approved by the Court on June 28, 2011 and the case was dismissed with prejudice on September 26, 2011.
Adoma Wage and Hour Class Action
On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al, Case Number 2:10-cv-04134-JCJ. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the Court granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit, which was denied on November 3, 2010. There are approximately 1,500 current and former employees in the class.
In August 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during the fourth quarter of fiscal year 2011. The agreement, in which we do not admit any liability, is subject to pending approval by the Court.
Shareholder Derivative Actions and Demand Letters
On November 12, 2010 and December 8, 2010, we received separate demands on behalf of two different shareholders to investigate, address and commence proceedings against each of our directors and certain of our officers for violation of any applicable laws, including in connection with the subject matter of the report of the Government Accountability Office prepared for the U.S. Senate in August 2010, our withdrawal of the outlook we previously provided for our fiscal year 2011, the investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix by the State of Florida Office of the Attorney General in Fort Lauderdale, Florida, the participation by the State of Oregon Office of the Attorney General in the Securities Class Action (Apollo Institutional Investors Group), and the informal inquiry by the Enforcement Division of the Securities and Exchange Commission commenced in October 2009. On September 8, 2011, we received a third shareholder demand letter from Darlene Smith, who is already pursuing one of the two previously filed shareholder derivative actions against Apollo management. In this letter, Ms. Smith requests that the Company pursue a contribution action against Todd Nelson and Kenda Gonzales based on the jury verdict in the Policeman’s Annuity and Benefit Fund of Chicago Securities Class Action described above. The demands are a condition precedent under applicable Arizona law to the filing of a derivative lawsuit on behalf of Apollo Group seeking damages from directors and officers for breach of fiduciary duty.

•
Himmel Derivative Action. On March 24, 2011, a shareholder derivative complaint was filed in the Superior Court for the State of Arizona, Maricopa County by Daniel Himmel, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the individual defendants made improper statements and engaged in improper business practices that caused our stock price to drop, led to securities class actions against us, and enhanced regulation and scrutiny by various government entities and regulators. The case is entitled, Himmel v. Bishop, et al, Case Number CV2011-005604. Pursuant to a stipulation between all parties, on August 31, 2011, the Court ordered this action stayed during the pendency of the underlying Apollo Institutional Investors Securities Class Action.

•
Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. The case is entitled, Smith v. Sperling, et al, Case Number CV-11-0722-PHX-PGR. On July 28, 2011, we filed a motion to stay the case and oral argument on the motion is scheduled before the Court on October 31, 2011.

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. On December 14, 2010, the court declined to enter an injunction, but the matter is set for a further hearing on March 6, 2012. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates and we have moved to dismiss this action. We do not currently conduct significant business in India. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
Other
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.
Other Matters
Attorney General Investigations
During fiscal 2011, we received notices from the Attorney General Offices in three states that they were investigating business practices at the University of Phoenix, as described below. We believe there may be an informal coalition of states considering investigatory or other inquires into recruiting practices and the financing of education at proprietary educational institutions, which may or may not include these three states.

•
State of Florida. On October 22, 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of University of Phoenix’s business. We are cooperating with the investigation, but have also filed a suit to quash or limit the subpoena and to protect information sought that constitutes propriety or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

•
State of Massachusetts. On May 13, 2011, University of Phoenix received a Civil Investigative Demand from the State of Massachusetts Office of the Attorney General. The Demand relates to an investigation of possible unfair or deceptive methods, acts, or practices by for-profit educational institutions in connection with the recruitment of students and the financing of education. The Demand requires us to produce documents and detailed information and to give testimony regarding a broad spectrum of University of Phoenix’s business for the time period of January 1, 2002 to the present. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

•
State of Delaware. On August 3, 2011, University of Phoenix received a subpoena from the Attorney General of the State of Delaware to produce detailed information regarding University of Phoenix students residing in Delaware. The time period covered by the subpoena is January 1, 2006 to the present. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

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
See Note 15, Income Taxes, for discussion of Internal Revenue Service audits.
Note 21. Regulatory Matters
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
Concentration of Revenue Source
We collected the substantial majority of our fiscal year 2011 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our total consolidated net revenue and more than 100% of our operating income in fiscal year 2011. University of Phoenix generated 86% of its cash basis revenue for eligible tuition and fees during fiscal year 2011 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
Rulemaking Initiative
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

•
Implementation of standards for state authorization of institutions of higher education, which require us to seek and obtain specific regulatory approval by June 30, 2012, or to seek a further annual waiver from the Department through June 30, 2013 to operate in California, Colorado, Hawaii and New Mexico. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted;

•
Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•
Expansion of the definition of misrepresentation, relating to the Department’s authority under the Higher Education Act, as reauthorized, to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

Except for the gainful employment metrics discussed below, most of the rules were effective July 1, 2011.
On June 13, 2011, the Department published final regulations, effective July 1, 2012, on the metrics for determining whether an academic program prepares students for gainful employment. The regulations establish three annual, program-level metrics: debt repayment rate, debt-to-discretionary income ratio, and debt-to-total earnings ratio. If an academic program fails all three metrics in a year, the institution must disclose the amount by which the program missed the minimum acceptable performance and the institution’s plan to improve the program. If an academic program fails all three metrics in two out of three years, the institution must inform students in the failing program that their debts may be unaffordable and the program may lose eligibility, and must describe for students their available transfer options. If an academic program fails all three metrics in three out of four years, the academic program would become ineligible to participate in federal student financial aid programs for at least three years. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.
U.S. Congressional Hearings
Beginning last year, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. In June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including University of Phoenix and other subsidiaries of Apollo Group. We have been and intend to continue being responsive to the requests of the HELP Committee. Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business.
90/10 Rule
One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” applies to proprietary institutions such as University of Phoenix and Western International University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that exceeds this limit for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify a wide range of additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to students attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial reporting. Should an institution be subject to such provisional certification at the time that its program participation agreement expired, the effect on recertification of the institution or continued eligibility to participate in Title IV programs pending recertification is uncertain.
The University of Phoenix 90/10 Rule percentage for fiscal year 2011 was 86%, which represented a 200 basis point decrease compared to fiscal year 2010. We believe the decrease is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees. We have also implemented in recent years various measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including emphasizing employer-paid and other direct-pay education programs, encouraging students to carefully evaluate the amount of necessary Title IV borrowing, and continued focus on professional development and continuing education programs. Although we believe these measures will favorably impact the 90/10 Rule percentage, they have had only limited impact to date. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
The 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in government tuition assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations, which is discussed below.
Student Loan Cohort Default Rates
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
For University of Phoenix, the 2009 cohort default rate was 18.8%. We believe the University of Phoenix cohort default rate has been increasing over the past several years due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced. Although we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will help to stabilize and over time favorably impact our rates.
Higher Learning Commission (“HLC”)
In August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the GAO of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. We submitted the response to HLC in September 2010 and subsequently responded to further requests for information. In July 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate. These were the areas on which HLC’s review was focused. HLC also stated that there remain significant questions as well as areas that University of Phoenix should work on improving. HLC indicated that these will be reviewed by the comprehensive evaluation team at its previously scheduled visit beginning in March 2012, which is its next comprehensive evaluation visit.
U.S. Department of Education Program Reviews
The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In December 2010, the Department commenced a program review of policies, procedures and practices of University of Phoenix relevant to participation in Title IV programs, including specific procedures relating to distance education. The review covered federal financial aid years 2009 - 2010 and 2010 - 2011 through October 31, 2010. In February 2011, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department. There were no significant adverse findings in the program review. The Department concluded that University of Phoenix has initiated or completed acceptable corrective actions in respect of each compliance item identified in the review and each finding has been closed. No economic or other sanctions were imposed.
During fiscal year 2011, the Department released our $126 million letter of credit previously posted in connection with our February 2009 program review.
Note 22. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our five operating segments are managed in the following four reportable segments:
1. University of Phoenix;
2. Apollo Global - BPP
3. Apollo Global - Other; and
4. Other Schools.
The University of Phoenix segment offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers.
The Apollo Global — BPP segment offers professional training and education through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally. We began reporting Apollo Global — BPP as a separate reportable segment during the fourth quarter of fiscal year 2009 following Apollo Global’s acquisition of BPP on July 30, 2009.
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
The Other Schools segment includes IPD and CFFP, as well as Meritus until its closure in fiscal year 2011, which is discussed further below. IPD provides program development, administration and management consulting services to private colleges and universities to establish or expand their programs for working learners. CFFP provides financial services education programs, including the Master of Science in three majors and certification programs in retirement, asset management, and other financial planning areas.
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
Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating corporate support costs to each segment as part of transfer pricing arrangements and/or a general allocation, but excludes taxes, interest income and expense, and certain revenue and unallocated corporate charges. At the discretion of management, certain corporate costs are not allocated to the subsidiaries due to their designation as special charges because of their infrequency of occurrence, the non-cash nature of the expense and/or the determination that the allocation of these costs to the subsidiaries will not result in an appropriate measure of the subsidiaries’ results. These costs include such items as unscheduled or significant management bonuses, unusual severance pay and share-based compensation expense attributed to corporate management and administrative employees. The Corporate caption includes adjustments to reconcile segment results to consolidated results which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments.
During fiscal years 2011, 2010 and 2009, no individual customer accounted for more than 10% of our consolidated net revenue.
A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net revenue
University of Phoenix	$4,322,670	$4,498,325	$3,766,600
Apollo Global:
BPP	244,181	251,743	13,062
Other	75,800	78,253	76,083
Total Apollo Global	319,981	329,996	89,145
Other Schools	88,517	95,706	95,045
Corporate	1,854	1,792	2,776
Net revenue	$4,733,022	$4,925,819	$3,953,566
Operating income (loss):
University of Phoenix(1)	$1,270,468	$1,447,636	$1,131,331
Apollo Global:
BPP(2)	(224,335)	(186,552)	(6,607)
Other(3)	(37,750)	(31,147)	(11,431)
Total Apollo Global	(262,085)	(217,699)	(18,038)
Other Schools	6,870	9,201	6,931
Corporate(4)	(54,009)	(228,414)	(54,289)
Total operating income	961,244	1,010,724	1,065,935
Reconciling items:
Interest income	3,222	2,920	12,591
Interest expense	(8,931)	(11,891)	(4,448)
Other, net	(1,588)	(685)	(7,151)
Income from continuing operations before income taxes	$953,947	$1,001,068	$1,066,927
Depreciation and amortization
University of Phoenix	$53,681	$50,770	$59,337
Apollo Global:
BPP	22,976	32,917	3,115
Other	7,570	7,998	6,801
Total Apollo Global	30,546	40,915	9,916
Other Schools	1,082	982	1,405
Corporate	73,697	54,368	42,692
Total depreciation and amortization	$159,006	$147,035	$113,350
Capital expenditures
University of Phoenix	$53,801	$39,623	$49,031
Apollo Global:
BPP	11,896	10,287	504
Other	8,943	5,994	6,490
Total Apollo Global	20,839	16,281	6,994
Other Schools	72	456	639
Corporate	87,861	111,817	70,692
Total capital expenditures	$162,573	$168,177	$127,356
_______________________________________

(1)
University of Phoenix’s fiscal year 2011 operating income includes $22.9 million of restructuring and other charges associated with our real estate rationalization plan and a strategic reduction in force. Refer to Note 4, Restructuring and Other Charges. Operating income for fiscal year 2009 includes an $80.5 million charge resulting from our agreement in principle to settle a qui tam lawsuit pertaining to alleged violations of the False Claims Act. The settlement was finalized by all parties in fiscal year 2010.

(2)
The operating loss for BPP in fiscal years 2011 and 2010 includes a $219.9 million and $175.9 million, respectively, of goodwill and other intangibles impairment charges. Refer to Note 10, Goodwill and Intangible Assets.

(3)	Apollo Global - Other’s operating loss in fiscal year 2010 includes an $8.7 million goodwill impairment charge for ULA.

(4)
The operating loss for Corporate in fiscal years 2011 and 2010 includes a net credit of $16.2 million and charges of $178.0 million, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 20, Commitments and Contingencies.

A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2011	2010	2009
Assets
University of Phoenix	$1,016,005	$1,263,024	$1,112,002
Apollo Global:
BPP(1)	303,107	511,124	778,416
Other	146,490	116,483	148,125
Total Apollo Global	449,597	627,607	926,541
Insight Schools(2)	—	—	26,590
Other Schools	24,073	33,114	37,590
Corporate	1,780,031	1,677,706	1,160,654
Total assets	$3,269,706	$3,601,451	$3,263,377
_______________________________________

(1)
We recorded a $219.9 million and a $175.9 million impairment charge for BPP’s goodwill and other intangibles during fiscal years 2011 and 2010, respectively. Refer to Note 10, Goodwill and Intangible Assets.

(2)	Insight Schools’ assets were held for sale and included in our Corporate caption as of August 31, 2010. Refer to Note 5, Discontinued Operations.
A summary of financial information by geographical area based on country of domicile for our respective operating locations is as follows:

	Year Ended August 31,
($ in thousands)	2011	2010	2009
Net revenue
United States	$4,437,079	$4,617,533	$3,879,615
United Kingdom	222,732	228,177	13,062
Latin America	50,725	53,765	54,536
Other	22,486	26,344	6,353
Net revenue	$4,733,022	$4,925,819	$3,953,566

	As of August 31,
($ in thousands)	2011	2010	2009
Long-lived assets(1)
United States	$471,703	$547,715	$496,493
United Kingdom	214,073	430,475	698,273
Latin America	86,103	81,870	86,137
Other	35,562	32,229	2,633
Total long-lived assets	$807,441	$1,092,289	$1,283,536
_______________________________________

(1)	Long-lived assets include property and equipment, net, goodwill, and intangible assets, net.
Note 23. Quarterly Results of Operations (Unaudited)
Seasonality
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks.
Quarterly Results of Operations
The following unaudited consolidated interim financial information presented should be read in conjunction with other information included on our consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods, including the changes in presentation described in Note 3, Changes in Presentation. The following tables set forth selected unaudited quarterly financial information for each of our last eight quarters:

	(Unaudited) 2011
	Q1	Q2	Q3	Q4
(In thousands, except per share data)	November 30	February 28(1)	May 31	August 31
Consolidated Quarterly Statements of Operations:
Net revenue	$1,326,435	$1,048,629	$1,235,837	$1,122,121
Costs and expenses:
Instructional and student advisory	455,812	421,644	458,145	438,486
Marketing	166,143	157,215	161,034	170,970
Admissions advisory	113,752	102,283	99,923	99,428
General and administrative	84,874	84,344	87,857	98,676
Provision for uncollectible accounts receivable	56,909	45,540	39,217	39,631
Depreciation and amortization	37,102	39,142	41,125	41,637
Goodwill and other intangibles impairment	—	219,927	—	—
Restructuring and other charges	3,846	—	—	19,067
Litigation charge (credit), net	881	1,574	2,048	(16,454)
Total costs and expenses	919,319	1,071,669	889,349	891,441
Operating income (loss)	407,116	(23,040)	346,488	230,680
Interest income	983	785	867	587
Interest expense	(2,170)	(1,654)	(2,383)	(2,724)
Other, net	(54)	313	(1,862)	15
Income (loss) from continuing operations before income taxes	405,875	(23,596)	343,110	228,558
Provision for income taxes	(169,579)	(76,052)	(130,385)	(44,622)
Income (loss) from continuing operations	236,296	(99,648)	212,725	183,936
(Loss) income from discontinued operations, net of tax	(628)	2,575	540	—
Net income (loss)	235,668	(97,073)	213,265	183,936
Net (income) loss attributable to noncontrolling interests	(255)	33,035	(825)	4,676
Net income (loss) attributable to Apollo	$235,413	$(64,038)	$212,440	$188,612
Earnings (loss) per share — Basic:(2)
Continuing operations attributable to Apollo	$1.61	$(0.47)	$1.52	$1.38
Discontinued operations attributable to Apollo	—	0.02	—	—
Basic income (loss) per share attributable to Apollo	$1.61	$(0.45)	$1.52	$1.38
Earnings (loss) per share — Diluted:(2)
Continuing operations attributable to Apollo	$1.61	$(0.47)	$1.51	$1.37
Discontinued operations attributable to Apollo	—	0.02	—	—
Diluted income (loss) per share attributable to Apollo	$1.61	$(0.45)	$1.51	$1.37
Basic weighted average shares outstanding	146,352	142,354	139,856	136,594
Diluted weighted average shares outstanding	146,663	142,354	140,343	137,295
_______________________________________

(1)
The effective income tax rate and net loss attributable to noncontrolling interests was significantly affected in the second quarter of fiscal year 2011 by BPP goodwill and other intangibles impairment charges.

(2)	The sum of quarterly income per share may not equal annual income per share due to rounding and the net loss in the second quarter of fiscal year 2011.

	(Unaudited) 2010
	Q1	Q2	Q3	Q4
(In thousands, except per share data)	November 30	February 28	May 31	August 31(1)
Consolidated Quarterly Statements of Income:
Net revenue	$1,258,659	$1,070,336	$1,337,404	$1,259,420
Costs and expenses:
Instructional and student advisory	430,675	415,458	441,700	445,301
Marketing	151,617	141,308	151,668	179,150
Admissions advisory	115,271	118,152	116,344	116,591
General and administrative	70,659	68,800	75,362	86,295
Provision for uncollectible accounts receivable	62,698	73,884	72,011	74,035
Depreciation and amortization	34,680	35,244	36,701	38,939
Goodwill and other intangibles impairment	—	—	8,712	175,858
Litigation charge	—	44,500	132,600	882
Total costs and expenses	865,600	897,346	1,035,098	1,117,051
Operating income	393,059	172,990	302,306	142,369
Interest income	932	525	827	636
Interest expense	(2,908)	(3,220)	(1,979)	(3,784)
Other, net	(670)	(79)	(1,312)	1,376
Income from continuing operations before income taxes	390,413	170,216	299,842	140,597
Provision for income taxes	(149,981)	(69,064)	(122,390)	(122,628)
Income from continuing operations	240,432	101,152	177,452	17,969
(Loss) income from discontinued operations, net of tax	(300)	(10,638)	2,084	(6,570)
Net income	240,132	90,514	179,536	11,399
Net loss (income) attributable to noncontrolling interests	10	2,092	(253)	29,572
Net income attributable to Apollo	$240,142	$92,606	$179,283	$40,971
Earnings (loss) per share — Basic:(2)
Continuing operations attributable to Apollo	$1.55	$0.67	$1.17	$0.32
Discontinued operations attributable to Apollo	—	(0.07)	0.02	(0.04)
Basic income per share attributable to Apollo	$1.55	$0.60	$1.19	$0.28
Earnings (loss) per share — Diluted:(2)
Continuing operations attributable to Apollo	$1.54	$0.67	$1.16	$0.32
Discontinued operations attributable to Apollo	—	(0.07)	0.02	(0.04)
Diluted income per share attributable to Apollo	$1.54	$0.60	$1.18	$0.28
Basic weighted average shares outstanding	154,824	154,119	151,127	147,829
Diluted weighted average shares outstanding	156,045	155,168	152,291	148,334
_______________________________________

(1)
The effective income tax rate and net loss attributable to noncontrolling interests was significantly affected in the fourth quarter of fiscal year 2010 by BPP goodwill and other intangibles impairment charges.

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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2011, utilizing the criteria described in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2011. Based on our assessment, management believes that, as of August 31, 2011, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2011 of the Company, and our report dated October 20, 2011 expressed an unqualified opinion on those financial statements.
/s/  DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 20, 2011

Item 9B — Other Information
None.
PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2011) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Ethics. We require full compliance with this policy from all designated employees including our Co-Chief Executive Officers, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx.
Item 11 — Executive Compensation
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2011) and such information is incorporated herein by reference.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2011) and such information is incorporated herein by reference.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
See Note 19, Related Person Transactions, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.
Other information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2011) and such information is incorporated herein by reference.
Item 14 — Principal Accounting Fees and Services
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2011) and such information is incorporated herein by reference.

PART IV
Item 15 — Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.  Financial Statements filed as part of this report

2.  Financial Statement Schedules
All financial statement schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included on the Consolidated Financial Statements and Notes thereto.
3.  Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011(1)					X
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011					X
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011(1)					X
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment*	8-K	No. 000-25232	10.3	June 30, 2010
10.8	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment*					X
10.9	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007
10.10	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability*					X
10.11	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.12	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.3	January 8, 2009
10.13	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.4	January 8, 2009
10.14	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)*					X
10.15	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)*					X

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith
10.16	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.1	January 8, 2009
10.17	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.2	January 8, 2009
10.18	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011
10.19	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.20	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration*					X
10.21	Form of Performance Share Award Agreement (Apollo Global Metrics)*					X
10.22	Form of Performance Share Award Agreement (Apollo Group Metrics)*					X
10.23	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.24	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.25	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.26	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.27	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.50	November 5, 2007
10.28	Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)*					X
10.29	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.30	Apollo Group, Inc. Senior Executive Severance Pay Plan*	10-Q	No. 000-25232	10.1	June 30, 2010
10.31	Form of Performance Share Award Agreement*	10-Q	No. 000-25232	10.2	June 30, 2010
10.32	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.33	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.34	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.10	January 8, 2009
10.35	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.11	January 8, 2009
10.36	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.10	September 9, 1994

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith
10.36b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.36c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.36d	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.37	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated April 2, 2011*	10-Q	No. 000-25232	10.3	June 30, 2011
10.38	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.39	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 17, 2010
10.40	Transition Agreement between Apollo Group, Inc. and P. Robert Moya, dated May 17, 2010*	8-K	No. 000-25232	10.1	May 17, 2010
10.41	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.10	July 8, 2008
10.42	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008*	10-Q	No. 000-25232	10.8	January 8, 2009
10.43	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009*	10-Q	No. 000-25232	10.2	March 31, 2009
10.44	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009*	8-K	No. 000-25232	10.2	April 27, 2009
10.45	Clarification letter between Apollo Group, Inc. and Charles B. Edelstein, dated September 29, 2010*	10-Q	No. 000-25232	10.30	January 10, 2011
10.46	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.47	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.50	January 8, 2009
10.48	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.10	January 10, 2011
10.49	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.20	January 10, 2011
10.50	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.32	October 28, 2008
10.51	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter V. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.33	October 28, 2008

		Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith
10.52	Amended and Restated Capital Contribution Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.46	October 27, 2009
10.53	Amended and Restated Shareholders’ Agreement among Apollo Group, Inc., CVP III Coinvestment, L.P., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.47	October 27, 2009
10.54	Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated October 22, 2007	10-K	No. 000-25232	10.29	October 29, 2007
10.55	Amendment No. 1 to Registration Rights Agreement among Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and Apollo Global, Inc., dated July 28, 2009	10-K	No. 000-25232	10.49	October 27, 2009
10.56	Agreement and Plan of Exchange among Apollo Global, Inc., Apollo Group, Inc., Carlyle Ventures Partners III, L.P. and CVP III Coinvestment, L.P., dated July 28, 2009	10-K	No. 000-25232	10.50	October 27, 2009
10.57	Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, Bank of America, N.A. and BNP Paribas, as Co-Documentation Agents, Wells Fargo Bank, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, dated January 4, 2008	10-Q	No. 000-25232	10.2	January 8, 2008
10.58	Rule 62(b) Bond and Supersedeas Bond, dated February 15, 2008	10-Q	No. 000-25232	10.1	March 27, 2008
10.59	Registered Pledge and Master Security Agreement by and between Travelers Casualty and Surety Company of America and Apollo Group, Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.2	March 27, 2008
10.60	General Contract of Indemnity by Apollo Group, Inc. for the benefit of Travelers Casualty and Surety Company of America, entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.3	March 27, 2008
10.61	Control Agreement by and among Apollo Group, Inc., Travelers Casualty and Surety Company of America, and Smith Barney Inc., entered into by Apollo Group, Inc. on February 14, 2008	10-Q	No. 000-25232	10.4	March 27, 2008
10.62	Implementation Agreement, dated June 7, 2009, by and among Apollo Global, Inc., Apollo UK Acquisition Company Limited and BPP Holdings plc.	8-K	No. 000-25232	2.1	June 8, 2009
10.63	Rule 2.5 Announcement, dated June 8, 2009	8-K	No. 000-25232	2.2	June 8, 2009
10.64	Irrevocable Letter of Credit, dated June 9, 2010	10-Q	No. 000-25232	10.3	June 30, 2010
10.65	Purchase Agreement among Riverpoint Lots 1/3/5 LLC, Riverpoint Lot 2, LLC and Cole of Phoenix AZ, LLC dated March 24, 2011	8-K	No. 000-25232	10.1	March 24, 2011
10.66	Commercial Lease between Cole of Phoenix AZ, LLC and Apollo Group, Inc., dated March 24, 2011	8-K	No. 000-25232	10.2	March 24, 2011

Incorporated by Reference
Exhibit				Exhibit		Filed
Number	Exhibit Description	Form	File No.	Number	Filing Date	Herewith
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed with the SEC on October 20, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of August 31, 2011 and August 31, 2010, (ii) the Consolidated Statements of Income for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, (v) the Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the years ended August 31, 2011, August 31, 2010 and August 31, 2009, and (v) Notes to Consolidated Financial Statements.(2)

_______________________________________
* Indicates a management contract or compensation plan.
(1) Portions of this exhibit have been omitted pursuant to a request for confidential treatment from the Securities and Exchange Commission.
(2) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Date: October 20, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Sperling	Founder, Executive Chairman of the Board and Director	October 20, 2011
John G. Sperling

/s/ Peter V. Sperling	Vice Chairman of the Board and Director	October 20, 2011
Peter V. Sperling

/s/ Charles B. Edelstein	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2011
Charles B. Edelstein

/s/ Gregory W. Cappelli	Co-Chief Executive Officer and Director (Principal Executive Officer)	October 20, 2011
Gregory W. Cappelli

/s/ Brian L. Swartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 20, 2011
Brian L. Swartz

/s/ Gregory J. Iverson	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	October 20, 2011
Gregory J. Iverson

Signature	Title	Date

/s/ Terri C. Bishop	Senior Advisor to the Office of Chief Executive Officer and Director	October 20, 2011
Terri C. Bishop

/s/ Dino J. DeConcini	Director	October 20, 2011
Dino J. DeConcini

/s/ K. Sue Redman	Director	October 20, 2011
K. Sue Redman

/s/ George A. Zimmer	Director	October 20, 2011
George A. Zimmer

/s/ Roy A. Herberger, Jr.	Director	October 20, 2011
Roy A. Herberger, Jr.

/s/ Ann Kirschner	Director	October 20, 2011
Ann Kirschner

/s/ Manuel F. Rivelo	Director	October 20, 2011
Manuel F. Rivelo

/s/ Samuel A. DiPiazza, Jr.	Director	October 20, 2011
Samuel A. DiPiazza, Jr.

/s/ Darby E. Shupp	Director	October 20, 2011
Darby E. Shupp

/s/ Robert S. Murley	Director	October 20, 2011
Robert S. Murley