Form 10-Q
period 2011-11-30
APOLLO GROUP INC
filed 2012-01-05
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF December 29, 2011, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	125,909,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•
changes in the regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2011, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment”;

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2011 and Part II, Item 1A, Risk Factors, in this Form 10-Q; and

•
those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2011 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2011	August 31, 2011
ASSETS:
Current assets
Cash and cash equivalents	$1,201,037	$1,571,664
Restricted cash and cash equivalents	377,092	379,407
Accounts receivable, net	250,895	215,567
Deferred tax assets, current portion	116,499	124,137
Prepaid taxes	—	35,629
Other current assets	41,208	44,382
Total current assets	1,986,731	2,370,786
Property and equipment, net	549,364	553,027
Marketable securities	5,946	5,946
Goodwill	149,639	133,297
Intangible assets, net	169,568	121,117
Deferred tax assets, less current portion	68,100	70,949
Other assets	24,303	14,584
Total assets	$2,953,651	$3,269,706
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$27,598	$419,318
Accounts payable	65,963	69,551
Accrued liabilities	379,771	398,806
Income taxes payable	79,888	—
Student deposits	399,803	424,045
Deferred revenue	314,919	293,436
Other current liabilities	50,420	50,131
Total current liabilities	1,318,362	1,655,287
Long-term debt	86,739	179,691
Deferred tax liabilities	25,055	26,400
Other long-term liabilities	199,178	164,339
Total liabilities	1,629,334	2,025,717
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	79,356	68,724
Apollo Group Class A treasury stock, at cost	(3,194,406)	(3,125,175)
Retained earnings	4,469,786	4,320,472
Accumulated other comprehensive loss	(31,124)	(23,761)
Total Apollo shareholders’ equity	1,323,716	1,240,364
Noncontrolling interests	601	3,625
Total equity	1,324,317	1,243,989
Total liabilities and shareholders’ equity	$2,953,651	$3,269,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2011	2010
Net revenue	$1,178,690	$1,326,435
Costs and expenses:
Instructional and student advisory	456,797	455,812
Marketing	165,845	166,143
Admissions advisory	101,388	113,752
General and administrative	79,944	84,874
Depreciation and amortization	46,298	37,102
Provision for uncollectible accounts receivable	41,583	56,909
Goodwill and other intangibles impairment	16,788	—
Restructuring and other charges	5,562	3,846
Litigation charge	—	881
Total costs and expenses	914,205	919,319
Operating income	264,485	407,116
Interest income	589	983
Interest expense	(1,999)	(2,170)
Other, net	141	(54)
Income from continuing operations before income taxes	263,216	405,875
Provision for income taxes	(115,932)	(169,579)
Income from continuing operations	147,284	236,296
Loss from discontinued operations, net of tax	—	(628)
Net income	147,284	235,668
Net loss (income) attributable to noncontrolling interests	2,030	(255)
Net income attributable to Apollo	$149,314	$235,413
Earnings per share — Basic:
Continuing operations attributable to Apollo	$1.15	$1.61
Discontinued operations attributable to Apollo	—	—
Basic income per share attributable to Apollo	$1.15	$1.61
Earnings per share — Diluted:
Continuing operations attributable to Apollo	$1.14	$1.61
Discontinued operations attributable to Apollo	—	—
Diluted income per share attributable to Apollo	$1.14	$1.61
Basic weighted average shares outstanding	130,318	146,352
Diluted weighted average shares outstanding	130,874	146,663
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2011	2010
Net income	$147,284	$235,668
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain	(8,357)	2,890
Comprehensive income	138,927	238,558
Comprehensive loss (income) attributable to noncontrolling interests	3,024	(666)
Comprehensive income attributable to Apollo	$141,951	$237,892
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$147,284	$235,668
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	20,892	15,032
Excess tax benefits from share-based compensation	(372)	(69)
Depreciation and amortization	46,298	37,102
Amortization of lease incentives	(3,789)	(3,531)
Amortization of deferred gains on sale-leasebacks	(700)	(411)
Goodwill and other intangibles impairment	16,788	—
Non-cash foreign currency gain, net	(397)	(5)
Provision for uncollectible accounts receivable	41,583	56,909
Litigation charge	—	881
Restructuring and other charges	5,562	3,846
Deferred income taxes	(1,747)	(2,379)
Changes in assets and liabilities, excluding the impact of acquisition:
Restricted cash and cash equivalents	2,315	(28,275)
Accounts receivable	(75,698)	(40,333)
Other assets	(6,105)	(12,788)
Accounts payable and accrued liabilities	(20,160)	(24,500)
Income taxes payable	115,412	142,219
Student deposits	(22,272)	(6,301)
Deferred revenue	22,340	(3,116)
Other liabilities	14,008	15,727
Net cash provided by operating activities	301,242	385,676
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(23,585)	(50,640)
Acquisition, net of cash acquired	(73,736)	—
Net cash used in investing activities	(97,321)	(50,640)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(496,322)	(406,283)
Proceeds from borrowings	—	1,799
Apollo Group Class A common stock purchased for treasury	(80,682)	(176,931)
Issuance of Apollo Group Class A common stock	2,575	1,847
Excess tax benefits from share-based compensation	372	69
Net cash used in financing activities	(574,057)	(579,499)
Exchange rate effect on cash and cash equivalents	(491)	184
Net decrease in cash and cash equivalents	(370,627)	(244,279)
Cash and cash equivalents, beginning of year	1,571,664	1,284,769
Cash and cash equivalents, end of year	$1,201,037	$1,040,490
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$1,316	$17,080
Cash paid for interest	$2,344	$3,179
Credits received for tenant improvements	$19,941	$5,012
Acquired technology (Note 5)	$14,389	$—
Restricted stock units vested and released	$7,125	$1,409
Capital lease additions	$6,668	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels through our wholly-owned educational institutions:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. Refer to Note 5, Acquisitions.
In addition, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”) as of November 30, 2011. Apollo Global pursues investments primarily in the international education services industry and is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings plc (“BPP”) in the United Kingdom;

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile; and

•	Universidad Latinoamericana (“ULA”) in Mexico.
On December 3, 2011, Apollo Global entered into an agreement with HT Media Limited, an Indian media company, to participate in a start-up, 50:50 joint venture intended to develop and provide educational services and programs in India. HT Media Limited, which is based in New Delhi, India, publishes the Hindustan Times, Hindustan and Mint newspapers, among other business activities. The closing under the agreement is subject to various closing conditions, which are expected to be satisfied in due course.
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
Certain information and note disclosures normally included in these unaudited interim condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Securities and Exchange Commission rules. We believe that the disclosures made are adequate to make the information presented not misleading. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 20, 2011 in preparing these unaudited interim condensed consolidated financial statements. For a discussion of our critical accounting policies, please refer to our 2011 Annual Report on Form 10-K.
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
These unaudited interim condensed consolidated financial statements and accompanying notes should be read in conjunction with Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in this filing and the audited consolidated financial statements and notes thereto contained in our 2011 Annual Report on Form 10-K.
Our fiscal year is from September 1 to August 31. Unless otherwise noted, references to particular years or quarters refer to our fiscal years and the associated quarters of those fiscal years.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.
Recent Accounting Pronouncements
Issued Accounting Changes
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 on September 1, 2011 for our fiscal year 2012 goodwill impairment tests. We do not believe the adoption of ASU 2011-08 will have material impact on our financial condition or results of operations.
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
Note 3. Changes in Presentation
During fiscal year 2011, we changed our presentation of changes in restricted cash and cash equivalents related to financial aid program funds to cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. We previously presented such changes as cash flows from investing activities. Our restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV financial aid program funds. When we receive such funds, they are recorded as restricted cash on our Condensed Consolidated Balance Sheets with an offsetting liability recorded as student deposits. These restricted funds are a core activity of our operations and, accordingly, we believe presentation of changes in such funds as an operating activity more appropriately reflects the nature of the restricted cash. Additionally, we believe that including both changes in the restricted cash asset and the student deposit liability within operating activities provides better transparency. We have changed our presentation on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for all periods presented. The changes have no other impact on our financial position and results of operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents our cash flows as previously reported and as changed for the three months ended November 30, 2010:

($ in thousands)	As Reported	As Changed
Cash flows provided by (used in) operating activities:
Restricted cash and cash equivalents	$—	$(28,275)
Net cash provided by operating activities	$413,951	$385,676
Cash flows provided by (used in) investing activities:
Restricted cash and cash equivalents	$(28,275)	$—
Net cash used in investing activities	$(78,915)	$(50,640)
Note 4. Restructuring and Other Charges
We have implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force and a real estate rationalization plan in fiscal year 2011. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred for the three months ended November 30, 2011 and 2010, and the cumulative costs associated with these initiatives, which have all been included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2011	2010
Real estate rationalization
Lease obligation costs, net	$5,211	$—	$23,013
Interest accretion	351	—	351
Asset impairments	—	—	1,265
Reduction in force - Severance and other benefits	—	3,846	3,846
Restructuring and other charges	$5,562	$3,846	$28,475
The following table details the changes in our associated restructuring liability during the three months ended November 30, 2011, which is included in other liabilities on our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at August 31, 2011	$17,802
Lease obligation costs, net	5,211
Interest accretion	351
Payments	(362)
Balance at November 30, 2011	$23,002
During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consists of abandoning all, or a portion of, four leased facilities, all of which are classified as operating leases. As of November 30, 2011, we were not using two of the facilities and determined we will no longer derive a future economic benefit from the respective facilities. Accordingly, we recorded charges representing the fair value of our future contractual lease obligations under the operating leases on the respective cease-use dates resulting in $5.2 million and $17.8 million during the first quarter of fiscal year 2012 and the fourth quarter of fiscal year 2011, respectively. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered expected sublease agreements, current commercial real estate market

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

data and conditions, comparable transaction data and qualitative factors specific to the facility. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements. During the first quarter of fiscal year 2012, we also recorded charges for interest accretion associated with the lease obligations. These charges are included in our University of Phoenix reportable segment.
We expect to abandon the remaining two facilities in fiscal year 2012 and incur additional charges associated with initially recognizing the net lease obligation and other costs. These charges will be recorded on the respective cease-use dates for the facilities, and will be included in our University of Phoenix reportable segment.
Note 5. Acquisitions
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, a publisher of research-based math curricula and adaptive learning software for a cash purchase price of $75.0 million. In a separate transaction completed on September 12, 2011, we acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. We incurred transaction costs of $1.7 million in connection with these acquisitions with the majority included in general and administrative expense in our fiscal year 2011 operating results. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which is expected to support improved retention and graduation rates at University of Phoenix. Given our postsecondary focus, we are currently evaluating strategic alternatives for a potential sale of the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market, but have not yet committed to any specific plan of disposition.
We accounted for the Carnegie Learning acquisition as a business combination. Accordingly, we determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective assets and liabilities. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value of the acquired assets and assumed liabilities:

•	Software technology and customer relationship intangible assets were valued using the cost savings approach utilizing current discount rates, cost estimates and assumptions;

•	The Carnegie Learning trademark was valued using the relief-from-royalty method, which represents the benefit of owning this intangible asset rather than paying royalties for its use;

•	Deferred revenue was valued using the cost plus mark-up approach, which estimates the fair value of our estimated cost to fulfill the obligation; and

•	The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
We recorded $34.8 million of goodwill as a result of the Carnegie Learning acquisition, which is not expected to be deductible for tax purposes. Carnegie Learning is included in our University of Phoenix operating segment and the goodwill is primarily attributable to expected strategic synergies. These synergies include cost savings and benefits attributable to improved student retention and graduation rates at University of Phoenix and the assembled workforce.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents a summary of the Carnegie Learning acquisition purchase price allocation:

($ in thousands)
Net working capital deficit	$(336)
Property and equipment	870
Intangible assets
Finite-lived — Software technology	28,000
Indefinite-lived — Trademark	14,100
Finite-lived — Customer relationships	9,000
Goodwill	34,794
Deferred taxes, net	(11,428)
Allocated purchase price	75,000
Less: Cash acquired	(1,264)
Acquisition, net of cash acquired	$73,736
The finite-lived software technology asset will be amortized on a straight-line basis over a five year useful life, and the customer relationships asset will be amortized on an accelerated basis over a four year useful life. The amortization of the respective finite-lived intangible assets reflects the pattern in which we expect the economic benefits of the assets to be consumed. We assigned an indefinite life to the acquired trademark as we believe the intangible asset has the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the trademark’s useful life.
As noted above, we also acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. We accounted for this transaction as an asset purchase. Accordingly, we recorded an asset and corresponding liability totaling $14.4 million representing the present value of the future cash payments on the acquisition date using our incremental borrowing rate. The asset is included in intangible assets, net on our Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis over a five year useful life. The liability is included in debt on our Condensed Consolidated Balance Sheets and will be accreted over the 10-year period, with the accretion expense recorded in interest expense on our Condensed Consolidated Statement of Income.
Carnegie Learning’s operating results are included in our condensed consolidated financial statements from the date of acquisition. We have not provided pro forma information because Carnegie Learning’s results of operations are not significant to our consolidated results of operations.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of November 30, 2011 and August 31, 2011:

($ in thousands)	November 30, 2011	August 31, 2011
Student accounts receivable	$351,388	$324,324
Less allowance for doubtful accounts	(122,590)	(128,897)
Net student accounts receivable	228,798	195,427
Other receivables	22,097	20,140
Total accounts receivable, net	$250,895	$215,567

Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following table summarizes the activity in allowance for doubtful accounts for the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Beginning allowance for doubtful accounts	$128,897	$192,857
Provision for uncollectible accounts receivable	41,583	56,909
Write-offs, net of recoveries	(47,890)	(73,430)
Ending allowance for doubtful accounts	$122,590	$176,336

Note 7. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill from August 31, 2011 to November 30, 2011 are as follows:

		Apollo Global
	University of			Other	Total
($ in thousands)	Phoenix	BPP	Other	Schools	Goodwill
Goodwill as of August 31, 2011	$37,018	$50,694	$30,275	$15,310	$133,297
Goodwill acquired(1)	34,794	—	—	—	34,794
Impairment(2)	—	—	(11,912)	—	(11,912)
Currency translation adjustment	—	(3,529)	(3,011)	—	(6,540)
Goodwill as of November 30, 2011	$71,812	$47,165	$15,352	$15,310	$149,639
(1) Goodwill acquired during the first quarter of fiscal year 2012 resulted from our acquisition of Carnegie Learning. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $11.9 million of UNIACC’s goodwill during the first quarter of fiscal year 2012. See below for further discussion.
Intangible assets, net consists of the following as of November 30, 2011 and August 31, 2011:

	November 30, 2011				August 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Finite-lived intangible assets
Software and technology(1)	$42,389	$(1,837)	$—	$40,552	$3,600	$(3,450)	$—	$150
Student and customer relationships(1)	14,109	(3,298)	(1,526)	9,285	9,477	(6,538)	(1,284)	1,655
Copyrights	20,891	(12,995)	(868)	7,028	20,891	(11,521)	(422)	8,948
Other(2)	12,878	(8,700)	(1,196)	2,982	15,102	(9,049)	(1,166)	4,887
Total finite-lived intangible assets	90,267	(26,830)	(3,590)	59,847	49,070	(30,558)	(2,872)	15,640
Indefinite-lived intangible assets
Trademarks(1), (2)	108,961	—	(5,926)	103,035	98,849	—	(737)	98,112
Accreditations and designations(2)	7,260	—	(574)	6,686	7,456	—	(91)	7,365
Total indefinite-lived intangible assets	116,221	—	(6,500)	109,721	106,305	—	(828)	105,477
Total intangible assets, net	$206,488	$(26,830)	$(10,090)	$169,568	$155,375	$(30,558)	$(3,700)	$121,117
(1) We acquired certain intangible assets during the first quarter of fiscal year 2012 as a result of our acquisition of Carnegie Learning. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $4.9 million of UNIACC’s intangible assets during the first quarter of fiscal year 2012. See below for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

On November 17, 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC expects to appeal the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. Currently enrolled students who participate in these programs, who constitute about 30% of degree-seeking students, will continue to be eligible to participate. Accordingly, if this action is not reversed, we expect that UNIACC will experience a reduction in new enrollment in its degree programs due to the unavailability of the government loan programs. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
To determine the fair value of the UNIACC reporting unit in our interim step one analysis, we used a discounted cash flow valuation method and assumptions that we believe would be a reasonable market participant’s view of the impact of the loss of accreditation status and the increased uncertainty impacting UNIACC. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation. For further discussion of the valuation methods we employ, refer to our 2011 Annual Report on Form 10-K.
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangible asset utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis resulted in minimal or no fair value. Accordingly, UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangible assets totaling $11.9 million and $3.9 million, respectively, were determined to be impaired.
We also evaluated UNIACC’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined certain finite-lived intangible assets were impaired totaling $1.0 million. In the first quarter of fiscal year 2012, UNIACC’s goodwill and other intangibles impairment charges in the aggregate were $16.8 million, with no income tax benefit as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.
Note 8. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of November 30, 2011:

		Fair Value Measurements at Reporting Date Using
	November 30,	Quoted Prices in Active Markets for Identical Assets/ Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,307,458	$1,307,458	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$1,313,404	$1,307,458	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$2,588	$—	$2,588	$—
Total liabilities at fair value on a recurring basis	$2,588	$—	$2,588	$—

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2011:

		Fair Value Measurements at Reporting Date Using
	August 31,	Quoted Prices in Active Markets for Identical Assets/ Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
($ in thousands)	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,854,927	$1,854,927	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$1,860,873	$1,854,927	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$3,363	$—	$3,363	$—
Total liabilities at fair value on a recurring basis	$3,363	$—	$3,363	$—
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of November 30, 2011 and August 31, 2011, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Interest rate swap — We have an interest rate swap with a notional amount of $40.4 million as of November 30, 2011 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At November 30, 2011, the carrying value of our debt, excluding capital leases, was $73.6 million. The majority of our debt is variable interest rate debt and the carrying amount approximates fair value.
We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, there were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3)  during the three months ended November 30, 2011.
Liabilities measured at fair value on a nonrecurring basis during fiscal year 2012 consist of the following:

		Fair Value Measurements at Measurement Date Using
	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Losses for Three Months Ended November 30, 2011
($ in thousands)		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Other liabilities:
Restructuring obligation	$5,211	$—	$—	$5,211	$(5,211)
Total liabilities at fair value on a nonrecurring basis	$5,211	$—	$—	$5,211	$(5,211)

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the first quarter of fiscal year 2012, we recorded a $5.2 million liability associated with our real estate rationalization plan. We measured the liability at fair value using Level 3 inputs included in the valuation method. Refer to Note 4, Restructuring and Other Charges.
Note 9. Accrued Liabilities
Accrued liabilities consist of the following as of November 30, 2011 and August 31, 2011:

($ in thousands)	November 30, 2011	August 31, 2011
Securities class action liability	$161,000	$161,150
Salaries, wages and benefits	94,238	93,763
Accrued advertising	41,150	50,172
Accrued professional fees	31,284	32,607
Student refunds, grants and scholarships	14,459	17,360
Other accrued liabilities	37,640	43,754
Total accrued liabilities	$379,771	$398,806
Note 10. Debt
Debt and short-term borrowings consist of the following as of November 30, 2011 and August 31, 2011:

($ in thousands)	November 30, 2011	August 31, 2011
Bank Facility, see terms below	$—	$493,322
BPP Credit Facility, see terms below	40,434	47,603
Capital lease obligations	40,752	36,512
Other, see terms below	33,151	21,572
Total debt	114,337	599,009
Less short-term borrowings and current portion of long-term debt	(27,598)	(419,318)
Long-term debt	$86,739	$179,691

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

We borrowed substantially all of our credit line under the Bank Facility as of August 31, 2011, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). We repaid the entire amount borrowed on our Bank Facility during the first quarter of fiscal year 2012.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2011 was 2.8%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at November 30, 2011.

•
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $80.7 million as of November 30, 2011) secured credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at November 30, 2011 and August 31, 2011 was 4.1% and 4.0%, respectively.
Subsequent to November 30, 2011, we amended the existing BPP Credit Facility. The amendment reduced the amount available under the credit facility to £39.0 million, and decreased the interest rate on outstanding borrowings. The amended BPP Credit Facility contains modified financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, with which we were deemed to be in compliance as of the November 30, 2011 testing date.

•
Other Debt — As of November 30, 2011, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions. Other also includes $8.0 million of variable rate debt and $10.5 million of fixed rate debt as of November 30, 2011, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at November 30, 2011 and August 31, 2011 was 5.2% and 6.1%, respectively.

Refer to Note 8, Fair Value Measurements, for discussion of the fair value of our debt.
Note 11. Other Liabilities
Other liabilities consist of the following as of November 30, 2011 and August 31, 2011:

($ in thousands)	November 30, 2011	August 31, 2011
Deferred rent and other lease incentives	$108,493	$90,761
Deferred gains on sale-leasebacks	30,588	31,288
Uncertain tax positions	28,958	28,218
Restructuring obligation	23,002	17,802
Other	58,557	46,401
Total other liabilities	249,598	214,470
Less current portion	(50,420)	(50,131)
Total other long-term liabilities	$199,178	$164,339

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 12. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the three months ended November 30, 2011 and 2010:

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity
	Stated Value	Stated Value			Retained Earnings			Non-controlling Interests	Total Equity
($ in thousands)				Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(80,682)	—	—	(80,682)	—	(80,682)
Treasury stock issued under stock purchase plans	—	—	(441)	1,787	—	—	1,346	—	1,346
Treasury stock issued under stock incentive plans	—	—	(8,435)	9,664	—	—	1,229	—	1,229
Tax effect for stock incentive plans	—	—	(1,384)	—	—	—	(1,384)	—	(1,384)
Share-based compensation	—	—	20,892	—	—	—	20,892	—	20,892
Currency translation adjustment, net of tax	—	—	—	—	—	(7,363)	(7,363)	(994)	(8,357)
Net income (loss)	—	—	—	—	149,314	—	149,314	(2,030)	147,284
Balance as of November 30, 2011	$103	$1	$79,356	$(3,194,406)	$4,469,786	$(31,124)	$1,323,716	$601	$1,324,317

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity
	Stated Value	Stated Value			Retained Earnings			Non-controlling Interests	Total Equity
($ in thousands)				Cost
Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(176,931)	—	—	(176,931)	—	(176,931)
Treasury stock issued under stock purchase plans	—	—	(406)	2,037	—	—	1,631	—	1,631
Treasury stock issued under stock incentive plans	—	—	(2,335)	2,551	—	—	216	—	216
Tax effect for stock incentive plans	—	—	(1,052)	—	—	—	(1,052)	—	(1,052)
Share-based compensation	—	—	15,032	—	—	—	15,032	—	15,032
Currency translation adjustment, net of tax	—	—	—	—	—	2,479	2,479	411	2,890
Net income	—	—	—	—	235,413	—	235,413	255	235,668
Balance as of November 30, 2010	$103	$1	$58,104	$(2,580,131)	$3,983,458	$(28,697)	$1,432,838	$33,356	$1,466,194
Share Reissuances
During the three months ended November 30, 2011 and 2010, we issued approximately 0.2 million and 0.1 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock as a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the first quarter of fiscal year 2012, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $500 million. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
We repurchased approximately 1.7 million and 4.7 million shares of our Apollo Group Class A common stock at a total cost of $78.2 million and $176.5 million during the three months ended November 30, 2011 and 2010, respectively. This represented weighted average purchase prices of $45.84 and $37.58 per share during the respective periods.
As of November 30, 2011, approximately $421.8 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 52,000 and 13,000 shares of Class A common stock for $2.4 million and $0.4 million during the three months ended November 30, 2011 and 2010, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
Note 13. Earnings Per Share

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended November 30,
(In thousands, except per share data)	2011	2010
Net income attributable to Apollo (basic and diluted)	$149,314	$235,413
Basic weighted average shares outstanding	130,318	146,352
Dilutive effect of stock options	32	131
Dilutive effect of restricted stock units and performance share awards	524	180
Diluted weighted average shares outstanding	130,874	146,663
Earnings per share:
Basic income per share attributable to Apollo	$1.15	$1.61
Diluted income per share attributable to Apollo	$1.14	$1.61
During the three months ended November 30, 2011 and 2010, approximately 9.0 million and 9.4 million, respectively, of our stock options outstanding and approximately 143,000 and 397,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 14. Share-Based Compensation
The table below details share-based compensation expense for the three months ended November 30, 2011 and 2010:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Instructional and student advisory	$7,422	$5,481
Marketing	2,234	1,386
Admissions advisory	447	556
General and administrative	10,789	7,609
Share-based compensation expense included in operating expenses	$20,892	$15,032
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 4,000 stock options during the three months ended November 30, 2011. The weighted average grant date fair value and weighted average exercise price of these options was $15.85 and $42.60, respectively. As of November 30, 2011, there was approximately $28.7 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 67,000 restricted stock units and performance share awards with a weighted average grant date fair value of $43.18 during the three months ended November 30, 2011. As of November 30, 2011, there was approximately $104.9 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 15. Commitments and Contingencies
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for $145.0 million, which was preliminarily approved by the Court on November 28, 2011. Based on the terms of the Court’s preliminary approval, we placed $145.0 million into a common fund account on December 5, 2011. As of November 30, 2011, our remaining accrual of $161.0 million represents the $145.0 million settlement, an estimate of the disputed amount we may be required to reimburse our insurance carriers for defense costs advanced to us, and estimated future legal costs. The settlement agreement is subject to final approval by the Court, which we expect to occur during fiscal year 2012.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss and oral argument on the motion was held before the Court on October 17, 2011. On October 27, 2011, the Court granted our motion to dismiss and granted plaintiffs leave to amend. On December 6, 2011, the lead plaintiffs filed an Amended Consolidated Class Action Complaint, which alleges similar claims against the same defendants. We currently anticipate filing a motion to dismiss that complaint on or before January 9, 2012.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion to file a Second Amended Complaint. On October 11, 2011, the Court granted Plaintiffs’ motion to file a Second Amended Complaint and declined to consider the merits of our motion to dismiss at that time. On November 2, 2011, we filed a motion to dismiss the relators Second Amended Complaint, which is currently pending before the Court.
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
On March 18, 2010, we filed our opening claim construction brief and on June 10, 2010, the Court issued its claim construction

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

ruling. Discovery is now concluded and we filed a motion for summary judgment on August 13, 2010. A hearing on our motion for summary judgment was held on November 12, 2010, and on January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement.
Plaintiff filed a Notice of Appeal on February 4, 2011 and their opening brief on April 18, 2011. We filed our response brief on May 27, 2011. Oral argument was held on December 5, 2011. The outcome of this legal proceeding is uncertain at this point. During fiscal year 2011, we accrued an immaterial amount which reflects our settlement offer in connection with this action.
Adoma Wage and Hour Class Action
On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al, Case Number 2:10-cv-04134-JCJ. On March 5, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the U.S. District Court in California granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit, which was denied on November 3, 2010. There are approximately 1,500 current and former employees in the class.
In August 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during fiscal year 2011. The agreement, in which we do not admit any liability, is subject to pending approval by the Court.
Shareholder Derivative Actions and Demand Letters
On November 12, 2010 and December 8, 2010, we received separate demands on behalf of two different shareholders to investigate, address and commence proceedings against each of our directors and certain of our officers for violation of any applicable laws, including in connection with the subject matter of the report of the Government Accountability Office prepared for the U.S. Senate in August 2010, our withdrawal of the outlook we previously provided for our fiscal year 2011, the investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix by the State of Florida Office of the Attorney General in Fort Lauderdale, Florida, the participation by the State of Oregon Office of the Attorney General in the Securities Class Action (Apollo Institutional Investors Group), and the informal inquiry by the Enforcement Division of the Securities and Exchange Commission commenced in October 2009. On September 8, 2011, we received an additional shareholder demand letter from Darlene Smith, who is already pursuing one of the two previously filed shareholder derivative actions against Apollo management. In this letter, Ms. Smith requests that the Company pursue a contribution action against Todd Nelson and Kenda Gonzales based on the jury verdict in the Policeman’s Annuity and Benefit Fund of Chicago Securities Class Action described above. The demands are a condition precedent under applicable Arizona law to the filing of a derivative lawsuit on behalf of Apollo Group seeking damages from directors and officers for breach of fiduciary duty. The following two lawsuits have commenced to date in connection with these demands:

•
Himmel Derivative Action. On March 24, 2011, a shareholder derivative complaint was filed in the Superior Court for the State of Arizona, Maricopa County by Daniel Himmel, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the individual defendants made improper statements and engaged in improper business practices that caused our stock price to drop, led to securities class actions against us, and enhanced regulation and scrutiny by various government entities and regulators. The case is entitled, Himmel v. Bishop, et al, Case Number CV2011-005604. Pursuant to a stipulation between all parties, on August 31, 2011, the Court ordered this action stayed during the pendency of the underlying Apollo Group Institutional Investors Securities Class Action.

•
Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. The case is entitled, Smith v. Sperling, et al, Case Number CV-11-0722-PHX-PGR. On July 28, 2011, we filed a motion to stay the case, which is currently pending with the Court.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on March 6, 2012. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates and we have moved to dismiss this action. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
Other
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.
Other Matters
Attorney General Investigations
During fiscal year 2011, we received notices from the Attorney General Offices in three states that they were investigating business practices at the University of Phoenix, as described below. We believe there may be an informal coalition of states considering investigatory or other inquires into recruiting practices and the financing of education at proprietary educational institutions, which may or may not include these three states.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

the inquiry cannot be predicted at this time. We are cooperating fully with the Securities and Exchange Commission in connection with the inquiry.
Note 16. Regulatory Matters
Student Financial Aid
In fiscal year 2011, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 86% of its cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule.
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
Note 17. Segment Reporting
We operate primarily in the education industry. We have organized our segments using a combination of factors primarily focusing on the type of educational services provided and products delivered. Our operating segments are managed in the following four reportable segments:
1. University of Phoenix;
2. Apollo Global — BPP
3. Apollo Global — Other; and
4. Other Schools.
The Apollo Global — Other reportable segment includes Western International University, UNIACC, ULA and the Apollo Global corporate operations. The Other Schools reportable segment includes IPD and CFFP, as well as Meritus until its closure in fiscal year 2011. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2011 Annual Report on Form 10-K for further discussion of our segments.
We acquired Carnegie Learning during the first quarter of fiscal year 2012 and it is included in our University of Phoenix operating segment from the date of acquisition. Refer to Note 5, Acquisitions.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Net revenue
University of Phoenix	$1,057,069	$1,197,791
Apollo Global:
BPP	80,081	79,738
Other	22,676	23,488
Total Apollo Global	102,757	103,226
Other Schools	18,864	25,269
Corporate	—	149
Net revenue	$1,178,690	$1,326,435

Operating income (loss):
University of Phoenix(1)	$292,038	$407,434
Apollo Global:
BPP	11,172	16,572
Other(2)	(23,308)	(7,789)
Total Apollo Global	(12,136)	8,783
Other Schools	716	4,263
Corporate	(16,133)	(13,364)
Total operating income	264,485	407,116
Reconciling items:
Interest income	589	983
Interest expense	(1,999)	(2,170)
Other, net	141	(54)
Income from continuing operations before income taxes	$263,216	$405,875
(1) University of Phoenix’s operating income for the three months ended November 30, 2011 includes $5.6 million in restructuring and other charges associated with our real estate rationalization plan. Operating income for the three months ended November 30, 2010 includes $3.8 million of charges associated with a strategic reduction in force. Refer to Note 4, Restructuring and Other Charges.
(2) Apollo Global - Other’s operating loss for the three months ended November 30, 2011 includes $16.8 million of goodwill and other intangibles impairment charges. Refer to Note 7, Goodwill and Intangible Assets.
A summary of our consolidated assets by reportable segment is as follows:

	November 30, 2011	August 31, 2011
($ in thousands)
Assets
University of Phoenix	$1,128,141	$1,016,005
Apollo Global:
BPP	319,268	303,107
Other	102,052	146,490
Total Apollo Global	421,320	449,597
Other Schools	19,865	24,073
Corporate	1,384,325	1,780,031
Total assets	$2,953,651	$3,269,706

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
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned educational institutions and educational institutions that we control include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings, plc (“BPP”);

•	Western International University, Inc. (“Western International University”);

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”); and

•	Universidad Latinoamericana (“ULA”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. Refer to Fiscal Year 2012 Significant Events to Date - Carnegie Learning, Inc. Acquisition in this MD&A below for additional information.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2011, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 86% of its cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule.
We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services for our students in order for them to maximize the benefits of their educational experience. Accordingly, we are intensely focused on student success and more effectively identifying and enrolling students who have a greater likelihood to succeed in our educational programs. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized systems for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We seek to improve student retention by enhancing student services, including academic support, and promoting instructional innovation. All of these efforts are designed to help our students stay in school and succeed.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Initiative to Enhance Student Experience and Outcomes. We are intensely focused on improving student experiences and outcomes. In furtherance of this, we have implemented a number of important changes and initiatives in recent years to transition our business to more effectively support our students and improve their educational outcomes. The decrease in University of Phoenix enrollment during fiscal year 2011 compared to fiscal year 2010 was principally the result of some of these changes and initiatives. Although University of Phoenix New Degreed Enrollment increased 12.7% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, University of Phoenix net revenue decreased 11.7% during the same period primarily due to the enrollment decrease during fiscal year 2011. We expect that the effects of our initiatives during fiscal year 2011 will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012, and potentially beyond. However, we believe that many of these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

•
Regulatory Environment. Our domestic postsecondary institutions are subject to extensive regulations. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on University of Phoenix and Western International University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act, as reauthorized. We have summarized below certain significant regulatory requirements applicable to our business and recent material activity in the regulatory environment. For a more detailed discussion of the regulatory environment and related risks, refer to Item 1, Business, and Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K.

•
U.S. Congressional Hearings and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry that may result in regulatory changes that affect our business. We have been and intend to continue being responsive to Congressional requests.

As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. In addition to possible reductions in federal student financial aid, economic uncertainty over recent years has reduced the availability of state-funded student financial aid as many states face historic budget shortfalls. These reductions may reduce our enrollment and, to the extent that Title IV funds replace any state funding sources for our students, may adversely impact our 90/10 Rule percentage, which is discussed below.

•
Higher Learning Commission. In August 2010, University of Phoenix received a letter from its principal accreditor, the Higher Learning Commission (“HLC”), requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the Government Accountability Office of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. In July 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate. These were the areas on which HLC’s review was focused. HLC also stated that there remain significant questions and areas that University of Phoenix should work on improving. HLC indicated that these areas of concern will be reviewed at its next previously scheduled comprehensive evaluation visit in March 2012.

•
Rulemaking Initiative. In October 2010 and June 2011, the U.S. Department of Education promulgated new rules related to Title IV program integrity issues and foreign school issues. The most significant of these rules for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

•
Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and

•
Expansion of the definition of misrepresentation, relating to the Department’s authority to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation about the nature of its educational program, its financial charges, or the employability of its graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

Most of the rules were effective in July 2011. The rules regarding the metrics for determining whether an academic program prepares students for gainful employment are effective on July 1, 2012. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

In May 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion. In October 2011, the Department requested nominations for individual negotiators for two negotiation teams to address teacher preparation and student loan issues. These negotiations are scheduled to begin in January 2012 and conclude in April 2012. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.
On September 27, 2011, the Department published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. The public comment period ended on November 14, 2011 and the Department is reviewing and considering responses to the NPRM before publishing final regulations that would be effective July 2013.

•
90/10 Rule. One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. The University of Phoenix 90/10 Rule percentage for fiscal year 2011 was 86%. Based on our most recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2012. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. The University of Phoenix cohort default rate has been increasing over the past several years and was 18.8% for the 2009 cohort, which represents the most recent available two-year cohort default rates. The Western International University cohort default rate was 9.3% for the 2009 cohort. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2010 two-year cohort default rates to exceed 25%.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S. Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution’s three-year cohort default rate exceeds 30% for any given year (25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rate for any given year exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. The University of Phoenix and Western International University trial three-year cohort default rates for the 2008 cohort, which is the most recent available three-year trial rate, were 21.1% and 16.3%, respectively, compared to the two-year, 2008 cohort default rates of 12.9% and 10.7%, respectively.

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

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, refer to our 2011 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors, included in this report.
Fiscal Year 2012 Significant Events to Date
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2012:

1.
Carnegie Learning, Inc. Acquisition. During the first quarter of fiscal year 2012, we acquired all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning software for $75.0 million. In a separate transaction, we acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which we believe will support improved retention and graduation rates. Refer to Note 5, Acquisitions, in Item 1, Financial Statements, for additional information.

2.
UNIACC Accreditation. On November 17, 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC expects to appeal the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. Currently enrolled students who participate in these programs, who constitute about 30% of degree-seeking students, will continue to be eligible to participate. Accordingly, if this action is not reversed, we expect that UNIACC will experience a reduction in new enrollment in its degree programs due to the unavailability of the government loan programs. We cannot at this time predict the magnitude of any such reduction or whether this development will adversely impact demand among existing or prospective new students who do not utilize such financial aid. If the impact of this loss of institutional accreditation extends beyond students who seek government loans, or indirectly or otherwise negatively impacts UNIACC’s programmatic accreditations, the university’s viability could be materially and adversely affected. Based principally on these developments, we recorded goodwill and other intangibles impairment charges of $16.8 million during the first quarter of fiscal year 2012. Refer to Critical Accounting Policies and Estimates in this MD&A for additional information.

3.
Joint Venture to Provide Educational Services in India. On December 3, 2011, Apollo Global entered into an agreement with HT Media Limited, an Indian media company, to participate in a start-up, 50:50 joint venture intended to develop and provide educational services and programs in India. HT Media Limited, which is based in New Delhi, India, publishes the Hindustan Times, Hindustan and Mint newspapers, among other business activities. The closing under the agreement is subject to various closing conditions, which are expected to be satisfied in due course.

4.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). During the first quarter of fiscal year 2012, we entered into an agreement in principle with the plaintiffs to settle a securities class action lawsuit entitled In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, for $145.0 million, which was preliminarily approved by the Court on November 28, 2011. Based on the terms of the Court’s preliminary approval, we placed $145.0 million into a common fund account on December 5, 2011. The settlement agreement is subject to final approval by the Court, which we expect to occur during fiscal year 2012. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.

5.	Changes in Directors and Executive Officers. The following changes in directors and executive officers have occurred during fiscal year 2012:

•	During the first quarter of fiscal year 2012, Samuel A. DiPiazza, Jr. resigned from the Board of Directors;

•	In December 2011, Dino J. DeConcini notified us of his decision not to stand for reelection at the annual meeting of the holders of Class B common stock;

•	In December 2011, Richard H. Dozer was appointed to our Board of Directors; and

•	In January 2012, Charles B. Edelstein announced that he will retire as co-CEO and director in August 2012.
Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of November 30, 2011.
Goodwill and Intangible Assets
Refer to Fiscal Year 2012 Significant Events to Date - UNIACC Accreditation in this MD&A for additional information on the uncertainty associated with UNIACC’s accreditation. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
To determine the fair value of the UNIACC reporting unit in our interim step one analysis, we used a discounted cash flow valuation method using assumptions that we believe would be a reasonable market participant’s view of the impact of the loss of accreditation status and the increased uncertainty impacting UNIACC. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation. For further discussion of the valuation methods we employ, refer to our 2011 Annual Report on Form 10-K.
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangible asset utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis resulted in minimal or no fair value. Accordingly, UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangible assets totaling $11.9 million and $3.9 million, respectively, were determined to be impaired.
We also evaluated UNIACC’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined certain finite-lived intangible assets were impaired totaling $1.0 million. In the first quarter of fiscal year 2012, UNIACC’s goodwill and other intangibles impairment charges in the aggregate were $16.8 million, with no income tax benefit as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2011, compared to the three months ended November 30, 2010.
As discussed in the Overview of this MD&A, our initiatives to enhance the student experience and outcomes and maintain compliance with new regulatory requirements decreased University of Phoenix enrollment in fiscal year 2011 compared to fiscal year 2010. We expect that these initiatives will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012, and potentially beyond. However, we believe that many of these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.
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

Additionally, we believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. Refer to Our business may be adversely affected by changes in the U.S. economy in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K.
We categorize our operating expenses as follows:

•
Instructional and student advisory — consist primarily of costs related to the delivery and administration of our educational programs and include costs related to faculty, student advisory and administrative compensation, classroom and administration lease expenses (including facilities that are shared and support both instructional and admissions functions), financial aid processing costs, costs related to the development of our educational programs and other related costs. Tuition costs for all employees and their eligible family members are recorded as an expense within instructional and student advisory.

•
Marketing — the substantial majority of costs consist of advertising expenses, compensation for marketing personnel including personnel responsible for establishing relationships with selected employers, which we refer to as our Workforce Solutions team, and production of marketing materials. The category also includes other costs directly related to marketing functions.

•	Admissions advisory — the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative — consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Provision for uncollectible accounts receivable — consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

•	Depreciation and amortization — consist of depreciation expense on our property and equipment and amortization of our finite-lived intangible assets.

Three months ended November 30, 2011 compared to the three months ended November 30, 2010
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended November 30,
			% of Net Revenue		%
($ in thousands)	2011	2010	2011	2010	Change
Net revenue	$1,178,690	$1,326,435	100.0%	100.0%	(11.1)%
Costs and expenses:
Instructional and student advisory	456,797	455,812	38.8%	34.3%	0.2%
Marketing	165,845	166,143	14.1%	12.5%	(0.2)%
Admissions advisory	101,388	113,752	8.6%	8.6%	(10.9)%
General and administrative	79,944	84,874	6.8%	6.4%	(5.8)%
Depreciation and amortization	46,298	37,102	3.9%	2.8%	24.8%
Provision for uncollectible accounts receivable	41,583	56,909	3.5%	4.3%	(26.9)%
Goodwill and other intangibles impairment	16,788	—	1.4%	—%	*
Restructuring and other charges	5,562	3,846	0.5%	0.3%	44.6%
Litigation charge	—	881	—%	0.1%	*
Total costs and expenses	914,205	919,319	77.6%	69.3%	(0.6)%
Operating income	264,485	407,116	22.4%	30.7%	(35.0)%
Interest income	589	983	0.1%	0.1%	(40.1)%
Interest expense	(1,999)	(2,170)	(0.2)%	(0.2)%	7.9%
Other, net	141	(54)	—%	—%	*
Income from continuing operations before income taxes	263,216	405,875	22.3%	30.6%	(35.1)%
Provision for income taxes	(115,932)	(169,579)	(9.8)%	(12.8)%	31.6%
Income from continuing operations	147,284	236,296	12.5%	17.8%	(37.7)%
Loss from discontinued operations, net of tax	—	(628)	—%	—%	*
Net income	147,284	235,668	12.5%	17.8%	(37.5)%
Net loss (income) attributable to noncontrolling interests	2,030	(255)	0.2%	(0.1)%	*
Net income attributable to Apollo	$149,314	$235,413	12.7%	17.7%	(36.6)%
* not meaningful
Net Revenue
Our net revenue decreased $147.7 million, or 11.1%, in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 11.7% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $1.0 million, or 0.2% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, which represents a 450 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives, including technology, to more effectively support our students and improve their educational outcomes. The expense associated with these initiatives includes costs incurred by Carnegie Learning and integration costs following the acquisition of Carnegie Learning. Additionally, although we expect to realize future savings from our real estate rationalization plan discussed below in Restructuring and Other Charges, rent expense increased primarily due to the sale-leaseback of our principal office buildings in fiscal year 2011.
Marketing
Marketing expenses decreased $0.3 million, or 0.2%, in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, which represents a 160 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily the result of our revenue decline. The increase was also attributable to higher employee compensation costs principally attributable to our Workforce Solutions team, which is responsible for establishing relationships with selected employers.
Admissions Advisory
Admissions advisory decreased $12.4 million, or 10.9%, in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. As a percentage of net revenue, admissions advisory was consistent. The decrease in expense was a result of lower admissions advisory headcount partially attributable to a strategic reduction in force near the end of the first quarter of fiscal year 2011. See further discussion at Restructuring and Other Charges below. The decrease was partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses decreased $4.9 million, or 5.8%, in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, which represents a 40 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to an increase in share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $9.2 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, which represents a 110 basis point increase as a percentage of net revenue. The increase was principally attributable to increased capital expenditures in recent years related to information technology, and $2.7 million of intangible asset amortization in the first quarter of fiscal year 2012 as a result of the Carnegie Learning acquisition. The increase was partially offset by a decrease in amortization of BPP intangible assets and the absence of depreciation of our principal office buildings for which we entered into a sale-leaseback arrangement in fiscal year 2011.
We acquired $51.4 million of finite-lived intangible assets as a result of the Carnegie Learning acquisition and purchase of related technology. Our estimated future amortization is as follows:

($ in thousands)
Remainder of fiscal year 2012	$16,124
2013	15,021
2014	10,675
2015	9,242
2016	8,502
Thereafter	283
Total estimated amortization expense	$59,847
Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $15.3 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, which represents an 80 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•
reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment. See definition of Degreed Enrollment and further discussion in Analysis of Operating Results by Reportable Segment below;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention rates. We implemented University Orientation university-wide in November 2010.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.
Goodwill and Other Intangibles Impairment
During the first quarter of fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangible assets of $11.9 million and $4.9 million, respectively. Refer to Critical Accounting Policies and Estimates in this MD&A.
Restructuring and Other Charges
We have implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. As part of this transition, we implemented a strategic reduction in force and a real estate rationalization plan in fiscal year 2011. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred for the three months ended November 30, 2011 and 2010, and the cumulative costs associated with these initiatives, which have all been included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2011	2010
Real estate rationalization
Lease obligation costs, net	$5,211	$—	$23,013
Interest accretion	351	—	351
Asset impairments	—	—	1,265
Reduction in force - Severance and other benefits	—	3,846	3,846
Restructuring and other charges	$5,562	$3,846	$28,475

•
Real Estate Rationalization - During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consists of abandoning all, or a portion of, four leased facilities, all of which are classified as operating leases. As of November 30, 2011, we were not using two of the facilities and determined we will no longer derive a future economic benefit from the respective facilities. Accordingly, we recorded charges representing the fair value of our future contractual lease obligations under the operating leases on the respective cease-use dates resulting in $5.2 million and $17.8 million during the first quarter of fiscal year 2012 and the fourth quarter of fiscal year 2011, respectively. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs. The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered expected sublease agreements, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facility. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of sublease agreements. During the first quarter of fiscal year 2012, we also recorded charges for interest accretion associated with the lease obligations. These charges are included in our University of Phoenix reportable segment.

We expect to abandon the remaining two facilities in fiscal year 2012 and incur approximately $15 million of additional charges associated with initially recognizing the net lease obligation and other costs. These charges will be recorded on the respective cease-use dates for the facilities, and will be included in our University of Phoenix reportable segment. We expect our rationalization plan will save approximately $10 million to $15 million in annualized operating lease costs for the next several years.

•
Reduction in Force - We implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. In connection with this reduction in force, we incurred a $3.8 million charge consisting of severance and other fringe benefit costs, which is included in our University of Phoenix reportable segment. We began realizing related employee compensation expense reductions of approximately $8 million per quarter beginning in the second quarter of fiscal year 2011.

Litigation Charge
We recorded a $0.9 million charge in the first quarter of fiscal year 2011 for incremental post-judgment interest related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 15, Commitments and Contingencies, in

Item 1, Financial Statements.
Interest Income
Interest income was essentially flat in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.
Interest Expense
Interest expense was essentially flat in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011.
Other, Net
Other, net in the first quarter of fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our income tax rate for continuing operations was 44.0% and 41.8% for the first quarter of fiscal year 2012 and 2011, respectively. The increase was primarily attributable to the UNIACC goodwill and other intangibles impairment in the first quarter of fiscal year 2012 for which we do not receive a tax benefit. This impairment charge impacted our effective tax rate by approximately 300 basis points in the first quarter of fiscal year 2012. The increase in our effective tax rate was partially offset by a decrease in our state effective rate principally attributable to resolution with the Arizona Department of Revenue in the fourth quarter of fiscal year 2011 regarding the apportionment of income for Arizona corporate income tax purposes. For further discussion, refer to our 2011 Annual Report on Form 10-K.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, in the first quarter of fiscal year 2011 relates to our Insight Schools business, which we sold in the second quarter of fiscal year 2011.

Net Loss (Income) Attributable to Noncontrolling Interests
The net loss attributable to noncontrolling interests during the first quarter of fiscal year 2012 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of the goodwill and other intangibles impairment discussed above.

Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended November 30,		$	%
($ in thousands)	2011	2010	Change	Change
Net revenue
University of Phoenix	$1,057,069	$1,197,791	$(140,722)	(11.7)%
Apollo Global:
BPP	80,081	79,738	343	0.4%
Other	22,676	23,488	(812)	(3.5)%
Total Apollo Global	102,757	103,226	(469)	(0.5)%
Other Schools	18,864	25,269	(6,405)	(25.3)%
Corporate(1)	—	149	(149)	*
Total net revenue	$1,178,690	$1,326,435	$(147,745)	(11.1)%
Operating income (loss)
University of Phoenix	$292,038	$407,434	$(115,396)	(28.3)%
Apollo Global:
BPP	11,172	16,572	(5,400)	(32.6)%
Other	(23,308)	(7,789)	(15,519)	*
Total Apollo Global	(12,136)	8,783	(20,919)	*
Other Schools	716	4,263	(3,547)	(83.2)%
Corporate(1)	(16,133)	(13,364)	(2,769)	(20.7)%
Total operating income	$264,485	$407,116	$(142,631)	(35.0)%
* not meaningful
(1) The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments.
University of Phoenix
The $140.7 million, or 11.7%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2011, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts to military veterans in selective programs, were generally in the range of 3-5%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs as detailed below.

The following table details University of Phoenix enrollment for the first quarter of fiscal years 2012 and 2011:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
	Quarter Ended November 30,		% Change	Quarter Ended November 30,		% Change	Quarter Ended November 30,		% Change
(rounded to the nearest hundred)	2011	2010		2011	2010		2011(3)	2010(4)
Associate’s	130,300	177,200	(26.5)%	27,800	24,000	15.8%	133,300	189,000	(29.5)%
Bachelor’s	182,500	187,300	(2.6)%	26,100	22,800	14.5%	182,800	190,500	(4.0)%
Master’s	52,900	66,000	(19.8)%	8,900	8,900	—%	53,500	67,400	(20.6)%
Doctoral	7,400	7,600	(2.6)%	900	800	12.5%	7,400	7,600	(2.6)%
Total	373,100	438,100	(14.8)%	63,700	56,500	12.7%	377,000	454,500	(17.1)%
(1) Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter;

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
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011 and November 30, 2011.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010 and November 30, 2010.
University of Phoenix Average Degreed Enrollment decreased 17.1% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 primarily due to the new enrollment decrease during fiscal year 2011. We believe the decrease in new enrollment during fiscal year 2011 was primarily the result of a number of important changes and initiatives in recent years to more effectively support our students and improve their educational outcomes. We also believe that the new enrollment decline was partly the result of increased competition as traditional schools continue to expand their services, including on-line degree offerings, to compete for non-full-time students, especially working learners, and increased competition in the proprietary sector. Although University of Phoenix New Degreed Enrollment increased 12.7% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011, we expect that the aforementioned operational changes and initiatives will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012, and potentially beyond. However, we believe that many of these efforts are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.
Operating income in our University of Phoenix segment decreased $115.4 million, or 28.3%, during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. This decrease was primarily attributable to the following:

•	The 11.7% decrease in University of Phoenix net revenue;

•
Expenses associated with our various initiatives, including technology, to more effectively support our students and improve their educational outcomes including, but not limited to, increased depreciation principally attributable to increased capital expenditures in recent years related to information technology, and amortization of intangible assets from the Carnegie Learning acquisition and purchase of related technology; and

•	$5.6 million of restructuring and other charges as discussed above.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention rates. We implemented University Orientation university-wide in November 2010.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes;

•
Lower headcount in admissions advisory and certain marketing functions partially attributable to a strategic reduction in force near the end of the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
Apollo Global net revenue was essentially flat in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. The increased operating loss was principally attributable to UNIACC’s $16.8 million goodwill and other intangibles impairment charge in the first quarter of fiscal year 2012. Additionally, BPP’s operating income decreased $5.4 million primarily due to increased costs associated with initiatives to expand and enhance certain educational offerings, particularly at BPP University College. The increased operating loss was partially offset by a decrease in intangible asset amortization at BPP.
Other Schools
The decrease in Other Schools net revenue and operating income during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was principally attributable to a decrease in the number of Client Institutions serviced by IPD. The decrease in IPD’s Client Institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011.
Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, share repurchases, acquisition opportunities including our commitment to Apollo Global, and investments in information technology initiatives. Additionally, we have entered into an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) for a payment of $145.0 million, which was preliminarily approved by the Court on November 28, 2011. Based on the terms of the Court’s preliminary approval, we placed $145.0 million into a common fund account on December 5, 2011. The settlement agreement is subject to final approval by the Court, which we expect to occur during fiscal year 2012. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements, for additional information.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other funding sources, or other adverse effects on our business from regulatory or legislative changes.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at November 30, 2011 and August 31, 2011:

			% of Total Assets at
	November 30,	August 31,	November 30,	August 31,	%
($ in thousands)	2011	2011	2011	2011	Change
Cash and cash equivalents	$1,201,037	$1,571,664	40.6%	48.1%	(23.6)%
Restricted cash and cash equivalents	377,092	379,407	12.8%	11.6%	(0.6)%
Total	$1,578,129	$1,951,071	53.4%	59.7%	(19.1)%
Cash and cash equivalents (excluding restricted cash) decreased $370.6 million primarily due to $496.3 million used for payments on borrowings, $80.7 million used for share repurchases, $73.7 million used for the purchase of Carnegie Learning, and $23.6 million used for capital expenditures. These items were partially offset by $301.2 million of cash provided by operations.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At November 30, 2011, we had money market funds of $1,307.5 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
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
We borrowed substantially all of our credit line under the Bank Facility as of August 31, 2011, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). We repaid the entire amount borrowed on our Bank Facility during the first quarter of fiscal year 2012.
The Bank Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Bank Facility fee ranges from 12.5 to 17.5 basis points and the incremental fees for borrowings under the facility range from LIBOR + 50.0 to 82.5 basis points. The weighted average interest rate on outstanding borrowings under the Bank Facility at August 31, 2011 was 2.8%.
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at November 30, 2011.
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $80.7 million as of November 30, 2011) secured credit agreement (the “BPP Credit Facility”). The BPP Credit Facility contains term debt, which was used to refinance BPP’s existing debt, and revolving credit facilities used for working capital and general corporate purposes. The term of the agreement is three years and will expire on August 31, 2013. The interest rate on borrowings varies according to a financial ratio and range from LIBOR + 250 to 325 basis points. The weighted average interest rate on BPP’s outstanding borrowings at November 30, 2011 and August 31, 2011 was 4.1% and 4.0%, respectively.
Subsequent to November 30, 2011, we amended the existing BPP Credit Facility. The amendment reduced the amount available under the credit facility to £39.0 million, and decreased the interest rate on outstanding borrowings. The amended BPP Credit Facility contains modified financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, with which we were deemed to be in compliance as of the November 30, 2011 testing date.
Other Debt — As of November 30, 2011, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions, in Item 1, Financial Statements. Other also includes $8.0 million of variable rate debt and $10.5 million of fixed rate debt as of November 30, 2011, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at November 30, 2011 and August 31, 2011 was 5.2% and 6.1%, respectively.

Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Net income	$147,284	$235,668
Non-cash items	124,118	107,375
Changes in assets and liabilities, excluding the impact of acquisition	29,840	42,633
Net cash provided by operating activities	$301,242	$385,676
Three Months Ended November 30, 2011 — Our non-cash items primarily consisted of $46.3 million of depreciation and amortization, a $41.6 million provision for uncollectible accounts receivable, $20.9 million of share-based compensation, and $16.8 million for goodwill and other intangibles impairments. The changes in assets and liabilities primarily consisted of a $115.4 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments, and a $22.3 million increase in deferred revenue principally attributable to the timing of course starts at BPP. This was partially offset by a $75.7 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $22.3 million decrease in student deposits principally attributable to the timing of course starts at BPP.
Three Months Ended November 30, 2010 — Our non-cash items primarily consisted of a $56.9 million provision for uncollectible accounts receivable, $37.1 million for depreciation and amortization, and $15.0 million for share-based compensation. The changes in assets and liabilities primarily consisted of a $142.2 million increase in income taxes payable principally due to the timing of our quarterly tax payments, and a $15.7 million increase in other liabilities principally due to an increase in uncertain tax benefits. These items were partially offset by a $40.3 million increase in gross accounts receivable, a $28.3 million increase in restricted cash and cash equivalents principally due to increased student deposits associated with students receiving financial aid, and a $24.5 million decrease in accounts payable and accrued liabilities.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2011, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 24 days, as compared to 23 days as of August 31, 2011, and 26 days as of November 30, 2010. The decrease in days sales outstanding compared to November 30, 2010 was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

•
decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
requiring all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation, which we believe has improved student retention rates. We implemented University Orientation university-wide in November 2010.

Improved collection rates for aged receivables at University of Phoenix also contributed to the decrease. The improved collection rates are in part due to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Acquisition, net of cash acquired	$(73,736)	$—
Capital expenditures	(23,585)	(50,640)
Net cash used in investing activities	$(97,321)	$(50,640)
Three Months Ended November 30, 2011 — Cash used for investing activities primarily consisted of $73.7 million used to acquire all of the stock of Carnegie Learning, and $23.6 million used for capital expenditures that primarily related to investments in our information technology.
Three Months Ended November 30, 2010 — Cash used for investing activities consisted of $50.6 million for capital expenditures principally related to investments in our information technology, network infrastructure and software.
Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2011	2010
Payments on borrowings	$(496,322)	$(406,283)
Apollo Group Class A common stock purchased for treasury	(80,682)	(176,931)
Other	2,947	3,715
Net cash used in financing activities	$(574,057)	$(579,499)
Three Months Ended November 30, 2011 — Cash used in financing activities primarily consisted of $496.3 million used for payments on borrowings, and $80.7 million used for share repurchases.
Three Months Ended November 30, 2010 — Cash used in financing activities primarily consisted of $406.3 million used for payments on borrowings, and $176.9 million used for share repurchases.
Subsequent to November 30, 2011, we repurchased approximately 2.6 million shares of our Apollo Group Class A common stock at a total cost of $128.3 million.
Contractual Obligations and Other Commercial Commitments
During the first quarter of fiscal year 2012, we had the following material changes in our contractual obligations and other commercial commitments:

•	We repaid the entire amount borrowed on our Bank Facility of $493.3 million; and

•	We acquired technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. Refer to Note 5, Acquisitions, in Item 1, Financial Statements, for additional information
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2011 through November 30, 2011. Information regarding our contractual obligations and commercial commitments is provided in our 2011 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2011. For a discussion of our exposure to market risk, refer to our 2011 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
In addition to the updated risk factor set forth below, see the risk factors included in our 2011 Annual Report on Form 10-K.
System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.
The performance and reliability of our computer network and phone systems infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and on-ground operations. We have only limited redundancies in our core computer and network infrastructure, which is concentrated in a single geographic area. We are currently evaluating our information technology systems to identify and address design and hardware risks. Because we do not have real-time comprehensive redundancies in our IT infrastructure, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere, and could result in the loss of data.  An event such as this may require equipping and restoring activities that could take up to several weeks to complete. The disruption from such an event, including the disruption from any loss of data, could significantly impact our operations, reduce student and prospective student confidence in our educational institutions, adversely affect our compliance with applicable regulations and accrediting body standards and have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not maintain material amounts of insurance in respect of some types of these disruptions, and there is no assurance that insurance proceeds, if available, would be adequate to compensate us for damages sustained due to these disruptions.
In addition, we are facing an increasing number of  threats to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other system disruptions and security breaches, and from time to time we experience such disruptions and breaches. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the first quarter of fiscal year 2012, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $500 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.

During the three months ended November 30, 2011, we repurchased approximately 1.7 million shares of our Class A common stock at a total cost of $78.2 million, representing a weighted average purchase price of $45.84 per share. The table below details our share repurchases during the three months ended November 30, 2011:

(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of August 31, 2011	58,003	$53.88	58,003	$711
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(70)	53.88	(70)	—
Treasury stock as of September 30, 2011	57,933	$53.88	57,933	$711
New authorizations	—	—	—	499,289
Shares repurchased	515	47.97	515	(24,741)
Shares reissued	(84)	53.83	(84)	—
Treasury stock as of October 31, 2011	58,364	$53.83	58,364	$475,259
New authorizations	—	—	—	—
Shares repurchased	1,191	44.92	1,191	(53,492)
Shares reissued	(13)	53.65	(13)	—
Treasury stock as of November 30, 2011	59,542	$53.65	59,542	$421,767
We did not have any sales of unregistered equity securities during the three months ended November 30, 2011.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment

10.2	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly report on Form 10-Q for the first quarter of fiscal year 2012, filed with the SEC on January 5, 2012, formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets as of November 30, 2011 and August 31, 2010, (ii) the Condensed Consolidated Statements of Income for the three months ended November 30, 2011, and November 30, 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended November 30, 2011 and November 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the three months ended November 30, 2011, and November 30, 2010, and (v) Notes to Condensed Consolidated Financial Statements.(1)

(1) Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation

Date: January 5, 2012

	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer and Duly Authorized Signatory)