Form 10-Q
period 2012-02-29
APOLLO GROUP INC
filed 2012-03-26
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF March 19, 2012, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	120,169,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	February 29, 2012	August 31, 2011
ASSETS:
Current assets
Cash and cash equivalents	$800,733	$1,571,664
Restricted cash and cash equivalents	372,953	379,407
Accounts receivable, net	207,127	215,567
Restricted funds held for legal matter	145,000	—
Prepaid taxes	8,074	35,629
Deferred tax assets, current portion	113,418	124,137
Other current assets	45,318	44,382
Total current assets	1,692,623	2,370,786
Property and equipment, net	570,004	553,027
Marketable securities	5,946	5,946
Goodwill	151,488	133,297
Intangible assets, net	167,038	121,117
Deferred tax assets, less current portion	76,649	70,949
Other assets	25,854	14,584
Total assets	$2,689,602	$3,269,706
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$33,694	$419,318
Accounts payable	86,916	69,551
Accrued liabilities	394,290	398,806
Student deposits	408,921	424,045
Deferred revenue	302,787	293,436
Other current liabilities	55,785	50,131
Total current liabilities	1,282,393	1,655,287
Long-term debt	93,816	179,691
Deferred tax liabilities	24,065	26,400
Other long-term liabilities	205,767	164,339
Total liabilities	1,606,041	2,025,717
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	89,940	68,724
Apollo Group Class A treasury stock, at cost	(3,510,646)	(3,125,175)
Retained earnings	4,533,668	4,320,472
Accumulated other comprehensive loss	(27,566)	(23,761)
Total Apollo shareholders’ equity	1,085,500	1,240,364
Noncontrolling (deficit) interests	(1,939)	3,625
Total equity	1,083,561	1,243,989
Total liabilities and shareholders’ equity	$2,689,602	$3,269,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue	$969,552	$1,048,629	$2,148,242	$2,375,064
Costs and expenses:
Instructional and student advisory	429,500	421,644	886,297	877,456
Marketing	159,254	157,215	325,099	323,358
Admissions advisory	101,405	102,283	202,793	216,035
General and administrative	84,000	84,344	163,944	169,218
Depreciation and amortization	41,985	39,142	88,283	76,244
Provision for uncollectible accounts receivable	30,996	45,540	72,579	102,449
Restructuring and other charges	16,148	—	21,710	3,846
Goodwill and other intangibles impairment	—	219,927	16,788	219,927
Litigation charge	—	1,574	—	2,455
Total costs and expenses	863,288	1,071,669	1,777,493	1,990,988
Operating income (loss)	106,264	(23,040)	370,749	384,076
Interest income	277	785	866	1,768
Interest expense	(1,789)	(1,654)	(3,788)	(3,824)
Other, net	217	313	358	259
Income (loss) from continuing operations before income taxes	104,969	(23,596)	368,185	382,279
Provision for income taxes	(43,798)	(76,052)	(159,730)	(245,631)
Income (loss) from continuing operations	61,171	(99,648)	208,455	136,648
Income from discontinued operations, net of tax	—	2,575	—	1,947
Net income (loss)	61,171	(97,073)	208,455	138,595
Net loss attributable to noncontrolling interests	2,711	33,035	4,741	32,780
Net income (loss) attributable to Apollo	$63,882	$(64,038)	$213,196	$171,375
Earnings (loss) per share — Basic:
Continuing operations attributable to Apollo	$0.51	$(0.47)	$1.67	$1.17
Discontinued operations attributable to Apollo	—	0.02	—	0.02
Basic income (loss) per share attributable to Apollo	$0.51	$(0.45)	$1.67	$1.19
Earnings (loss) per share — Diluted:
Continuing operations attributable to Apollo	$0.51	$(0.47)	$1.66	$1.17
Discontinued operations attributable to Apollo	—	0.02	—	0.01
Diluted income (loss) per share attributable to Apollo	$0.51	$(0.45)	$1.66	$1.18
Basic weighted average shares outstanding	125,298	142,354	127,808	144,364
Diluted weighted average shares outstanding	126,467	142,354	128,729	144,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income (loss)	$61,171	$(97,073)	$208,455	$138,595
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	3,729	1,871	(4,628)	4,761
Change in fair value of auction-rate securities	—	463	—	463
Comprehensive income (loss)	64,900	(94,739)	203,827	143,819
Comprehensive loss attributable to noncontrolling interests	2,540	32,791	5,564	32,125
Comprehensive income (loss) attributable to Apollo	$67,440	$(61,948)	$209,391	$175,944
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011
Cash flows provided by (used in) operating activities:
Net income	$208,455	$138,595
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	40,492	30,490
Excess tax benefits from share-based compensation	(1,137)	(569)
Depreciation and amortization	88,283	76,244
Amortization of lease incentives	(7,668)	(7,023)
Amortization of deferred gains on sale-leasebacks	(1,399)	(822)
Goodwill and other intangibles impairment	16,788	219,927
Non-cash foreign currency gain, net	(295)	(267)
Provision for uncollectible accounts receivable	72,579	102,449
Litigation charge	—	2,455
Restructuring and other charges	21,710	3,846
Deferred income taxes	(9,843)	843
Changes in assets and liabilities, excluding the impact of business acquisition and disposition:
Restricted cash and cash equivalents	6,454	(21,502)
Accounts receivable	(64,093)	(32,443)
Prepaid taxes	27,529	(856)
Other assets	(9,789)	(9,399)
Accounts payable and accrued liabilities	(10,110)	(10,056)
Student deposits	(13,777)	2,831
Deferred revenue	8,551	(53,403)
Other liabilities	11,749	21,305
Net cash provided by operating activities	384,479	462,645
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(62,357)	(81,422)
Restricted funds held for legal matter	(145,000)	—
Maturities of marketable securities	—	10,000
Acquisition, net of cash acquired	(73,736)	—
Proceeds from disposition	3,285	6,250
Other investing activities	(1,694)	—
Net cash used in investing activities	(279,502)	(65,172)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(498,895)	(419,454)
Proceeds from borrowings	—	8,129
Apollo Group Class A common stock purchased for treasury	(386,716)	(252,003)
Issuance of Apollo Group Class A common stock	9,336	6,082
Noncontrolling interest contributions	—	6,875
Excess tax benefits from share-based compensation	1,137	569
Net cash used in financing activities	(875,138)	(649,802)
Exchange rate effect on cash and cash equivalents	(770)	903
Net decrease in cash and cash equivalents	(770,931)	(251,426)
Cash and cash equivalents, beginning of period	1,571,664	1,284,769
Cash and cash equivalents, end of period	$800,733	$1,033,343
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$141,047	$222,442
Cash paid for interest	$4,859	$5,590
Unsettled share repurchases	$25,461	$—
Credits received for tenant improvements	$22,671	$8,021
Capital lease additions	$19,440	$10,017
Restricted stock units vested and released	$14,640	$1,602
Acquired technology (Note 5)	$14,389	$—
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
In addition, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”) as of February 29, 2012. Apollo Global pursues investments primarily in the international education services industry and is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three and six months ended February 29, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.
Recent Accounting Pronouncements
Issued Accounting Pronouncement
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The standard permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted ASU 2011-08 on September 1, 2011 for our fiscal year 2012 goodwill impairment tests. We do not believe the adoption of ASU 2011-08 will have material impact on our financial condition or results of operations.
Future Accounting Pronouncements
The FASB and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases, revenue recognition and financial instruments, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. The converged guidance that the FASB has already issued addressing fair value measurements, financial instrument disclosures and the statement of other comprehensive income is not expected to have a material impact on our financial condition, results of operations, or disclosures. While we anticipate the lease accounting and revenue recognition proposals will have the most impact on us, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our financial condition, results of operations, or disclosures that may result from any such future changes.
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
Note 3. Changes in Presentation
During fiscal year 2011, we changed our presentation of changes in restricted cash and cash equivalents related to financial aid program funds to cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. We previously presented such changes as cash flows from investing activities. Our restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”). When we receive such funds, they are recorded as restricted cash on our Condensed Consolidated Balance Sheets with an offsetting liability recorded as student deposits. These restricted funds are a core activity of our operations and, accordingly, we believe presentation of changes in such funds as an operating activity more appropriately reflects the nature of the restricted cash. Additionally, we believe that including both changes in the restricted cash asset and the student deposit liability within operating activities provides better transparency. We have changed our presentation on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for all periods presented. The changes have no other impact on our financial position and results of operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents our cash flows as previously reported and as changed for the six months ended February 28, 2011:

($ in thousands)	As Reported	As Changed
Cash flows provided by (used in) operating activities:
Restricted cash and cash equivalents	$—	$(21,502)
Net cash provided by operating activities	$484,147	$462,645
Cash flows provided by (used in) investing activities:
Restricted cash and cash equivalents	$(21,502)	$—
Net cash used in investing activities	$(86,674)	$(65,172)
Note 4. Restructuring and Other Charges
We have implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and enhance their educational outcomes. As part of this transition, we implemented a strategic reduction in force and a real estate rationalization plan in fiscal year 2011. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred for the three and six months ended February 29, 2012 and February 28, 2011, and the cumulative costs associated with these initiatives, which have all been included in restructuring and other charges on our Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Real estate rationalization
Lease obligation costs, net(1)	$15,666	$—	$20,877	$—	$38,679
Interest accretion	482	—	833	—	833
Asset impairments	—	—	—	—	1,265
Reduction in force - Severance and other benefits	—	—	—	3,846	3,846
Restructuring and other charges	$16,148	$—	$21,710	$3,846	$44,623
(1) Lease obligation costs, net represents the fair value of our future contractual lease obligations, net of future estimated sublease income as discussed further below, partially offset by the release of certain liabilities related to the leases such as deferred rent.
The following table details the changes in our associated restructuring liability during the six months ended February 29, 2012, which is included in other liabilities on our Condensed Consolidated Balance Sheets:

($ in thousands)
Balance at August 31, 2011	$17,802
Additions for lease obligations	22,692
Interest accretion	833
Payments	(3,005)
Balance at February 29, 2012	$38,322
During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and have determined we will no longer derive a future economic benefit. The facilities were classified as operating leases and we recorded charges representing the fair value of our future contractual lease obligations under the leases on the respective cease-use dates. The net charges associated with these abandonments were $15.7 million and $20.9 million during the three and six months ended February 29, 2012, respectively. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered executed and expected sublease agreements, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. During the first six months of fiscal year 2012, we also recorded charges for interest accretion associated with the lease obligations. All charges associated with these restructuring activities are included in our University of Phoenix reportable segment.
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
We recorded $34.8 million of goodwill as a result of the Carnegie Learning acquisition, which is not deductible for tax purposes. Carnegie Learning is included in our University of Phoenix operating segment and the goodwill is primarily attributable to expected strategic synergies. These synergies include cost savings and benefits attributable to improved student retention and graduation rates at University of Phoenix and the assembled workforce.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We are amortizing the finite-lived software technology on a straight-line basis over a five year useful life, and the customer relationships asset on an accelerated basis over a four year useful life. The amortization of the respective finite-lived intangible assets reflects the pattern in which we expect the economic benefits of the assets to be consumed. We assigned an indefinite life to the acquired trademark as we believe the intangible asset has the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the trademark’s useful life.
As noted above, we also acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. We accounted for this transaction as an asset purchase. Accordingly, we recorded an asset and corresponding liability totaling $14.4 million representing the present value of the future cash payments on the acquisition date using our incremental borrowing rate. The asset is included in intangible assets, net on our Condensed Consolidated Balance Sheets and is being amortized on a straight-line basis over a five year useful life. The liability is included in debt on our Condensed Consolidated Balance Sheets and is being accreted over the 10-year period, with the accretion expense recorded in interest expense on our Condensed Consolidated Statements of Operations.
Carnegie Learning’s operating results are included in our condensed consolidated financial statements from the date of acquisition. We have not provided pro forma information because Carnegie Learning’s results of operations are not significant to our consolidated results of operations.
Note 6. Accounts Receivable, Net
Accounts receivable, net consists of the following as of February 29, 2012 and August 31, 2011:

($ in thousands)	February 29, 2012	August 31, 2011
Student accounts receivable	$309,708	$324,324
Less allowance for doubtful accounts	(118,946)	(128,897)
Net student accounts receivable	190,762	195,427
Other receivables	16,365	20,140
Total accounts receivable, net	$207,127	$215,567
Student accounts receivable primarily represents amounts due related to tuition and educational services. The following table summarizes the activity in allowance for doubtful accounts for the three and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Beginning allowance for doubtful accounts	$122,590	$176,336	$128,897	$192,857
Provision for uncollectible accounts receivable	30,996	45,540	72,579	102,449
Write-offs, net of recoveries	(34,640)	(61,994)	(82,530)	(135,424)
Ending allowance for doubtful accounts	$118,946	$159,882	$118,946	$159,882

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 7. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill from August 31, 2011 to February 29, 2012 are as follows:

		Apollo Global
($ in thousands)	University of Phoenix	BPP	Other	Other Schools	Total Goodwill
Goodwill as of August 31, 2011	$37,018	$50,694	$30,275	$15,310	$133,297
Goodwill acquired(1)	34,794	—	—	—	34,794
Impairment(2)	—	—	(11,912)	—	(11,912)
Currency translation adjustment	—	(2,920)	(1,771)	—	(4,691)
Goodwill as of February 29, 2012	$71,812	$47,774	$16,592	$15,310	$151,488
(1) Goodwill acquired resulted from our acquisition of Carnegie Learning during the first quarter of fiscal year 2012. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $11.9 million of UNIACC’s goodwill during the first quarter of fiscal year 2012. See below for further discussion.
Intangible assets, net consist of the following as of February 29, 2012 and August 31, 2011:

	February 29, 2012				August 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Finite-lived intangible assets
Software and technology(1)	$42,389	$(3,956)	$—	$38,433	$3,600	$(3,450)	$—	$150
Student and customer relationships(1)	14,109	(4,450)	(1,389)	8,270	9,477	(6,538)	(1,284)	1,655
Copyrights	20,891	(14,205)	(733)	5,953	20,891	(11,521)	(422)	8,948
Other(2)	12,878	(9,355)	(1,175)	2,348	15,102	(9,049)	(1,166)	4,887
Total finite-lived intangible assets	90,267	(31,966)	(3,297)	55,004	49,070	(30,558)	(2,872)	15,640
Indefinite-lived intangible assets
Trademarks(1), (2)	108,961	—	(3,846)	105,115	98,849	—	(737)	98,112
Accreditations and designations(2)	7,260	—	(341)	6,919	7,456	—	(91)	7,365
Total indefinite-lived intangible assets	116,221	—	(4,187)	112,034	106,305	—	(828)	105,477
Total intangible assets, net	$206,488	$(31,966)	$(7,484)	$167,038	$155,375	$(30,558)	$(3,700)	$121,117
(1) We acquired certain intangible assets during the first quarter of fiscal year 2012 as a result of our acquisition of Carnegie Learning. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $4.9 million of UNIACC’s intangible assets during the first quarter of fiscal year 2012. See below for further discussion.
In November 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC expects to appeal the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs and, if this action is not reversed, we expect new enrollment will continue to be adversely impacted. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
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
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangible asset utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangible assets totaling $11.9 million and $3.9 million, respectively, were impaired.
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
Note 8. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of February 29, 2012:

		Fair Value Measurements at Reporting Date Using
($ in thousands)	February 29, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$689,632	$689,632	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$695,578	$689,632	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$2,275	$—	$2,275	$—
Total liabilities at fair value on a recurring basis	$2,275	$—	$2,275	$—

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2011:

		Fair Value Measurements at Reporting Date Using
($ in thousands)	August 31, 2011	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,854,927	$1,854,927	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$1,860,873	$1,854,927	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$3,363	$—	$3,363	$—
Total liabilities at fair value on a recurring basis	$3,363	$—	$3,363	$—
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of February 29, 2012 and August 31, 2011, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Interest rate swap — We have an interest rate swap with a notional amount of $36.5 million as of February 29, 2012 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At February 29, 2012, the carrying value of our debt, excluding capital leases, was $75.8 million. The majority of our debt is variable interest rate debt and the carrying amount approximates fair value.
We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, there were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3)  during the six months ended February 29, 2012.
Liabilities measured at fair value on a nonrecurring basis during the first six months of fiscal year 2012 consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Six Months Ended February 29, 2012
Liabilities:
Other liabilities:
Restructuring obligations	$22,692	$—	$—	$22,692	$(22,692)
Total liabilities at fair value on a nonrecurring basis	$22,692	$—	$—	$22,692	$(22,692)

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the first six months of fiscal year 2012, we recorded aggregate restructuring obligations of $22.7 million associated with abandoning certain leased facilities as part of our real estate rationalization plan. We recorded the restructuring obligation liabilities on the dates we ceased use of the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 4, Restructuring and Other Charges.
Note 9. Accrued Liabilities
Accrued liabilities consist of the following as of February 29, 2012 and August 31, 2011:

($ in thousands)	February 29, 2012	August 31, 2011
Securities class action liability	$160,660	$161,150
Salaries, wages and benefits	91,743	93,763
Accrued advertising	36,584	50,172
Accrued professional fees	32,882	32,607
Unsettled share repurchases	25,461	—
Student refunds, grants and scholarships	7,369	17,360
Other accrued liabilities	39,591	43,754
Total accrued liabilities	$394,290	$398,806
Note 10. Debt
Debt and short-term borrowings consist of the following as of February 29, 2012 and August 31, 2011:

($ in thousands)	February 29, 2012	August 31, 2011
Bank Facility, see terms below	$—	$493,322
BPP Credit Facility, see terms below	41,317	47,603
Capital lease obligations	51,709	36,512
Other, see terms below	34,484	21,572
Total debt	127,510	599,009
Less short-term borrowings and current portion of long-term debt	(33,694)	(419,318)
Long-term debt	$93,816	$179,691

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
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 29, 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

•
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $82.5 million as of February 29, 2012) secured credit agreement (the “BPP Credit Facility”). During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.9 million as of February 29, 2012). The BPP Credit Facility contains term debt, which was used to refinance BPP’s debt in fiscal year 2010, and revolving credit facilities used for working capital and general corporate purposes. The BPP credit facility will expire on August 31, 2013.

The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of February 29, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at February 29, 2012 and August 31, 2011 was 2.7% and 4.0%, respectively.

•
Other Debt — As of February 29, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions. Other debt also includes $8.7 million of variable rate debt and $10.9 million of fixed rate debt as of February 29, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at February 29, 2012 and August 31, 2011 was 5.0% and 6.1%, respectively.

Refer to Note 8, Fair Value Measurements, for discussion of the fair value of our debt.
Note 11. Other Liabilities
Other liabilities consist of the following as of February 29, 2012 and August 31, 2011:

($ in thousands)	February 29, 2012	August 31, 2011
Deferred rent and other lease incentives	$105,854	$90,761
Restructuring obligations	38,322	17,802
Deferred gains on sale-leasebacks	29,889	31,288
Uncertain tax positions	29,239	28,218
Other	58,248	46,401
Total other liabilities	261,552	214,470
Less current portion	(55,785)	(50,131)
Total other long-term liabilities	$205,767	$164,339

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 12. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the six months ended February 29, 2012 and February 28, 2011:

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-controlling (Deficit) Interests
	Stated Value	Stated Value			Retained Earnings				Total Equity
($ in thousands)				Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(412,177)	—	—	(412,177)	—	(412,177)
Treasury stock issued under stock purchase plans	—	—	(430)	3,134	—	—	2,704	—	2,704
Treasury stock issued under stock incentive plans	—	—	(16,940)	23,572	—	—	6,632	—	6,632
Tax effect for stock incentive plans	—	—	(1,906)	—	—	—	(1,906)	—	(1,906)
Share-based compensation	—	—	40,492	—	—	—	40,492	—	40,492
Currency translation adjustment, net of tax	—	—	—	—	—	(3,805)	(3,805)	(823)	(4,628)
Net income (loss)	—	—	—	—	213,196	—	213,196	(4,741)	208,455
Balance as of February 29, 2012	$103	$1	$89,940	$(3,510,646)	$4,533,668	$(27,566)	$1,085,500	$(1,939)	$1,083,561

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-controlling (Deficit) Interests
	Stated Value	Stated Value			Retained Earnings				Total Equity
($ in thousands)				Cost
Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(252,003)	—	—	(252,003)	—	(252,003)
Treasury stock issued under stock purchase plans	—	—	(1,310)	4,547	—	—	3,237	—	3,237
Treasury stock issued under stock incentive plans	—	—	(4,836)	7,681	—	—	2,845	—	2,845
Tax effect for stock incentive plans	—	—	(1,563)	—	—	—	(1,563)	—	(1,563)
Share-based compensation	—	—	30,490	—	—	—	30,490	—	30,490
Currency translation adjustment, net of tax	—	—	—	—	—	4,106	4,106	655	4,761
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions(1)	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	171,375	—	171,375	(32,780)	138,595
Balance as of February 28, 2011	$103	$1	$69,646	$(2,647,563)	$3,919,420	$(26,607)	$1,315,000	$7,440	$1,322,440
(1) There was no change in our 85.6% ownership interest in Apollo Global during the six months ended February 28, 2011.
Share Reissuances
During the three months ended February 29, 2012 and February 28, 2011, we issued approximately 0.3 million and 0.1 million shares, respectively, and during the six months ended February 29, 2012 and February 28, 2011, we issued approximately 0.5 million and 0.2 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
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
We repurchased approximately 6.4 million and 1.8 million shares of our Apollo Group Class A common stock at a total cost of $328.8 million and $75.0 million during the three months ended February 29, 2012 and February 28, 2011, respectively. This represented weighted average purchase prices of $51.65 and $42.75 per share during the respective periods. During the six months ended February 29, 2012 and February 28, 2011, we repurchased approximately 8.1 million and 6.5 million shares of our Apollo Group Class A common stock at a total cost of approximately $407.0 million and $251.5 million, respectively. This represented weighted average purchase prices of $50.42 and $38.99 per share during the respective periods. At February 29, 2012, $25.5 million was recorded in accrued liabilities in our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to February 29, 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Subsequent to February 29, 2012, we repurchased 2.2 million shares for $92.5 million resulting in $0.5 million remaining under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 53,000 and 1,000 shares of Class A common stock for $2.8 million and $0.1 million during the three months ended February 29, 2012 and February 28, 2011, respectively. During the six months ended February 29, 2012 and February 28, 2011, we repurchased approximately 105,000 and 14,000 shares of Class A common stock for $5.2 million and $0.5 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net income (loss) attributable to Apollo (basic and diluted)	$63,882	$(64,038)	$213,196	$171,375
Basic weighted average shares outstanding	125,298	142,354	127,808	144,364
Dilutive effect of stock options	341	—	183	102
Dilutive effect of restricted stock units and performance share awards	828	—	738	192
Diluted weighted average shares outstanding	126,467	142,354	128,729	144,658
Earnings (loss) per share:
Basic income (loss) per share attributable to Apollo	$0.51	$(0.45)	$1.67	$1.19
Diluted income (loss) per share attributable to Apollo	$0.51	$(0.45)	$1.66	$1.18
Due to the loss from continuing operations attributable to Apollo in the three months ended February 28, 2011, no dilutive share-based awards were included in the calculation of diluted loss per share because they would have been anti-dilutive.
During the three months ended February 29, 2012 and February 28, 2011, approximately 6.2 million and 9.6 million, respectively, of our stock options outstanding and approximately 189,000 and 718,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
During the six months ended February 29, 2012 and February 28, 2011, approximately 7.7 million and 9.6 million, respectively, of our stock options outstanding and approximately 2,000 and 297,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 14. Share-Based Compensation
The table below details share-based compensation expense for the three and six months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Instructional and student advisory	$6,701	$6,240	$14,123	$11,721
Marketing	1,706	1,323	3,940	2,709
Admissions advisory	425	601	872	1,157
General and administrative	10,768	7,294	21,557	14,903
Share-based compensation expense	$19,600	$15,458	$40,492	$30,490
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 5,000 and 9,000 stock options during the three and six months ended February 29, 2012, respectively. The weighted average grant date fair value was $18.59 and $17.37 for the three and six months ended February 29, 2012, respectively, and the weighted average exercise price of these options was $50.08 and $46.74 for the three and six months ended February 29, 2012, respectively. As of February 29, 2012, there was approximately $23.4 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 19,000 and 86,000 restricted stock units and performance share awards during the three and six months ended February 29, 2012, respectively, that had a weighted average grant date fair value of $50.79 and $44.87, respectively. As of February 29, 2012, there was approximately $91.0 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards.
Note 15. Commitments and Contingencies
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for $145.0 million, which was preliminarily approved by the Court on November 28, 2011. Based on the terms of the Court’s preliminary approval, we placed $145.0 million into a common fund account on December 5, 2011, which is presented as restricted funds held for legal matter on our Condensed Consolidated Balance Sheets as of February 29, 2012. Our remaining accrual of $160.7 million as of February 29, 2012 represents the $145.0 million settlement, an estimate of the disputed amount we may be required to reimburse our insurance carriers for defense costs advanced to us, and estimated future legal costs. The settlement agreement is subject to final approval by the Court, and the Court has scheduled a Final Approval Hearing for April 16, 2012.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss and oral argument on the motion was held before the Court on October 17, 2011. On October 27, 2011, the Court granted our motion to dismiss and granted plaintiffs leave to amend. On December 6, 2011, the lead plaintiffs filed an Amended Consolidated Class Action Complaint, which alleges similar claims against the same defendants. On January 9, 2012, we filed a motion to dismiss the Amended Consolidated Class Action Complaint, which is currently pending before the Court.
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
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and that motion remains pending before the Court. If their motion for reconsideration is not successful, plaintiffs have indicated they will appeal the Court’s dismissal of their complaint. The outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion for leave to file a Second Amended Complaint, which the Court granted. On November 2, 2011, we filed a motion to dismiss relators’ Second Amended Complaint, and that motion is currently pending before the Court.
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
Plaintiff appealed the order granting our summary judgment motion to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We plan to file a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment. The outcome of this legal proceeding is uncertain at this point. During fiscal year 2011, we accrued an immaterial amount which reflects our settlement offer in connection with this action.
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

•
Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. The case is entitled, Smith v. Sperling, et al, Case Number CV-11-0722-PHX-PGR. On February 3, 2012, the Company and the individual defendants filed motions to dismiss the case, which are currently pending with the Court.

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on May 16, 2012. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
Other
We are subject to various claims and contingencies in the ordinary course of business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. We do not believe any of these are material for separate disclosure.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Other Matters
Attorney General Investigations
During fiscal year 2011, we received notices from the Attorney General Offices in three states that they were investigating business practices at the University of Phoenix, as described below. We believe there may be an informal coalition of states considering investigatory or other inquiries into recruiting practices and the financing of education at proprietary educational institutions, which may or may not include these three states.

•
State of Florida. On October 22, 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of University of Phoenix’s business. We are cooperating with the investigation, but also filed a suit to quash or limit the subpoena and to protect information sought that constitutes propriety or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

Securities and Exchange Commission Informal Inquiry
During October 2009, we received notification from the Enforcement Division of the Securities and Exchange Commission indicating that they had commenced an informal inquiry into our revenue recognition practices. The Securities and Exchange Commission has requested various information and documents from us and/or our auditors, including information regarding our revenue recognition practices, our policies and practices relating to student refunds, the return of Title IV funds to lenders and bad debt reserves, our insider trading policies and procedures, a chronology of the internal processing and availability of information about the U.S. Department of Education program review of University of Phoenix commenced in early 2009, certain information relating to non-Title IV revenue sources and other matters. On March 21, 2012, the staff of the Securities and Exchange Commission notified us that the informal inquiry had been completed and that the staff did not intend to recommend any enforcement action by the Commission.
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
Accreditation
University of Phoenix and Western International University are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). This accreditation provides the following:

•	recognition and acceptance by employers, other higher education institutions and governmental entities of the degrees and credits earned by students;

•	qualification to participate in Title IV programs (in combination with state higher education operating and degree granting authority); and

•	qualification for authority to operate in certain states.
The HLC began its previously scheduled comprehensive evaluation visit of University of Phoenix in March 2012, and is expected to perform its scheduled reaffirmation visit of Western International University in fiscal year 2012.
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
The Apollo Global — Other reportable segment includes Western International University, UNIACC, ULA and the Apollo Global corporate operations. The Other Schools reportable segment includes IPD and CFFP, as well as Meritus University, Inc. until its closure in fiscal year 2011. The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. Please refer to our 2011 Annual Report on Form 10-K for further discussion of our segments.
We acquired Carnegie Learning during the first quarter of fiscal year 2012 and it is included in our University of Phoenix operating segment from the date of acquisition. Refer to Note 5, Acquisitions.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net revenue
University of Phoenix	$885,312	$962,684	$1,942,381	$2,160,475
Apollo Global:
BPP	52,949	52,027	133,030	131,765
Other	13,845	13,650	36,521	37,138
Total Apollo Global	66,794	65,677	169,551	168,903
Other Schools	17,446	18,926	36,310	44,195
Corporate	—	1,342	—	1,491
Total net revenue	$969,552	$1,048,629	$2,148,242	$2,375,064

Operating income (loss):
University of Phoenix(1)	$140,742	$231,639	$432,780	$639,073
Apollo Global:
BPP(2)	(7,466)	(225,665)	3,706	(209,093)
Other(3)	(12,523)	(12,062)	(35,831)	(19,851)
Total Apollo Global	(19,989)	(237,727)	(32,125)	(228,944)
Other Schools	1,112	(2,882)	1,828	1,381
Corporate(4)	(15,601)	(14,070)	(31,734)	(27,434)
Total operating income (loss)	106,264	(23,040)	370,749	384,076
Reconciling items:
Interest income	277	785	866	1,768
Interest expense	(1,789)	(1,654)	(3,788)	(3,824)
Other, net	217	313	358	259
Income (loss) from continuing operations before income taxes	$104,969	$(23,596)	$368,185	$382,279
(1) University of Phoenix’s operating income for the three and six months ended February 29, 2012 includes $16.1 million and $21.7 million, respectively, of charges associated with our real estate rationalization plan. Operating income for the six months ended February 28, 2011 includes $3.8 million of charges associated with a strategic reduction in force. Refer to Note 4, Restructuring and Other Charges.
(2) BPP’s operating loss in the three and six months ended February 28, 2011 includes $219.9 million of goodwill and other intangibles impairment charges.
(3)Apollo Global — Other’s operating loss for the six months ended February 29, 2012 includes $16.8 million of goodwill and other intangibles impairment charges. Refer to Note 7, Goodwill and Intangible Assets.
(4) The operating loss for Corporate in the three and six months ended February 28, 2011 includes charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter of $1.6 million and $2.5 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	February 29, 2012	August 31, 2011
($ in thousands)
Assets
University of Phoenix	$1,076,252	$1,016,005
Apollo Global:
BPP	311,989	303,107
Other	109,472	146,490
Total Apollo Global	421,461	449,597
Other Schools	17,337	24,073
Corporate	1,174,552	1,780,031
Total assets	$2,689,602	$3,269,706

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
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. Refer to Fiscal Year 2012 Significant Events to Date - Carnegie Learning, Inc. Acquisition in this MD&A for additional information.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2011, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 86% of its cash basis revenue for eligible tuition and fees was derived from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), as calculated under the 90/10 Rule.
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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
University of Phoenix Enrollment and Certain Operating Trends. We are intensely focused on enhancing student experiences and outcomes. In furtherance of this, we have implemented a number of important changes and initiatives in recent years to transition our business to more effectively support our students and enhance their educational outcomes. The decrease in University of Phoenix enrollment during fiscal year 2011 compared to fiscal year 2010 was principally the result of some of these changes and initiatives. Although University of Phoenix New Degreed Enrollment increased 12.7% and 1.0% during the first and second quarters of fiscal year 2012, respectively, University of Phoenix net revenue decreased 10.1% during the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. We expect that the effects of our initiatives during fiscal year 2011 will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012. Furthermore, the reduced rate of New Degreed Enrollment in fiscal year 2011 is expected to continue to have an impact beyond fiscal year 2012. However, we believe that many of the initiatives we have implemented are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

We also believe University of Phoenix New Degreed Enrollment has been impacted by the following additional factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•
changes in economic conditions and, in particular, an improving U.S. labor market. Refer to Our business may be adversely affected by changes in the U.S. economy in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

We are pursuing opportunities to improve our operating efficiency and optimize our cost structure. We believe successful implementation of related initiatives can strengthen our position as we continue to invest in initiatives that differentiate our educational products and services and enhance student experiences and outcomes.

•
Regulatory Environment. Our domestic postsecondary institutions are subject to extensive federal and state regulations. In particular, the federal Higher Education Act, as reauthorized, and related U.S. Department of Education regulations, prescribe detailed requirements affecting substantially all activities of University of Phoenix and Western International University as a condition to participating in the various federal student financial aid programs. We have summarized below certain significant regulatory developments and trends applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Item 1, Business, and Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K.

•
U.S. Congressional Hearings and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees, and we intend to continue being responsive to Congress in this regard.

As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction.   In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President’s budget request would, among other things:

•	maintain the 3.4% interest rate on undergraduate subsidized student loans for one additional year, which is currently scheduled to revert to 6.8% in July 2012,

•	fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year, and

•	make permanent the American Opportunity Tax Credit, which is a refundable tax credit for undergraduate education expenses.

Congress will consider the President’s budget request in its formulation of tax and spending legislation later this year, including the fiscal year 2013 appropriations bills that will set specific funding levels for federal education programs. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.
In addition to possible reductions in federal student financial aid, state-funded student financial aid also may be reduced as many states grapple with historic budget shortfalls. For example, in California, the state in which we conduct the most business by revenue, the governor has proposed changes to both the eligibility for and maximum awards under the principal state-funded grant program. If adopted, these changes could end our students’ eligibility to participate in this grant program, at least temporarily, which provided approximately $20 million of grants to our students in fiscal year 2011. These and similar changes in other states could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage discussed below.

•
Higher Learning Commission. In August 2010, University of Phoenix received a letter from its principal accreditor, the Higher Learning Commission (“HLC”), requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the Government Accountability Office of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. In July 2011, HLC informed University of Phoenix that the Special Committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions are significantly inadequate or inappropriate. HLC also stated that there remain significant questions and areas that University of Phoenix should work on improving. HLC is reviewing these areas of concern as part of its previously scheduled comprehensive evaluation visit, which began in March 2012.

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
In May 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. In January 2012, two negotiation teams began their work on regulations relating to teacher preparation and student loan issues. These negotiations are expected to conclude in April 2012. More information can be found at
http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.

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

Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from Title IV programs for military personnel to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If this or other proposals are adopted as proposed, University of Phoenix would have to make material changes to its business to remain eligible to participate in Title IV programs, which could materially and adversely affect our business. In addition, reductions in state-funded student financial aid programs also could adversely impact our compliance with the 90/10 rule, because tuition revenue derived from such funding sources is included in the 10% portion of the rule calculation.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. For University of Phoenix and Western International University, the 2009 cohort default rates were 18.8% and 9.3%, respectively, and the draft 2010 cohort default rates, which will be finalized in September 2012, were 18.0% and 8.0%, respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S. Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution’s three-year cohort default rate exceeds 30% for any given year (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. For University of Phoenix and Western International University, the trial three-year cohort default rates for the 2008 cohort were 21.1% and 16.3%, respectively. The University of Phoenix and Western International University draft three-year cohort default rates for the 2009 cohort, which will be finalized in September 2012, were 26.7% and 14.7%, respectively.

•
Expand into New Markets. We intend to continue to pursue opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. In particular, Apollo Global is actively evaluating opportunities to partner with or acquire existing institutions of higher learning outside of the U.S. to address the growing international demand for postsecondary education services. To date, Apollo Global has acquired educational institutions in the United Kingdom, Mexico and Chile, and has also established a joint venture to develop and provide educational services and programs in India. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, refer to our 2011 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors, included in this report.

Fiscal Year 2012 Significant Events to Date
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2012:

1.
Carnegie Learning, Inc. Acquisition. During the first quarter of fiscal year 2012, we acquired all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning software for $75.0 million. In a separate transaction, we acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which we believe will support improved retention and graduation rates. Refer to Note 5, Acquisitions, in Item 1, Financial Statements.

2.
UNIACC Accreditation. On November 17, 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC expects to appeal the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs and, if this action is not reversed, we expect new enrollment will continue to be adversely impacted. We cannot predict the magnitude of any further reduction at this time and if the loss of institutional accreditation is not reversed and continues to decrease demand among students who seek government loans or otherwise reduces demand for potential students, the university’s viability could be materially and adversely affected. Based principally on these developments, we recorded goodwill and other intangibles impairment charges of $16.8 million during the first quarter of fiscal year 2012. Refer to Critical Accounting Policies and Estimates in this MD&A.

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

4.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). During the first quarter of fiscal year 2012, we entered into an agreement in principle with the plaintiffs to settle a securities class action lawsuit entitled In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, for $145.0 million, which was preliminarily approved by the Court on November 28, 2011. Based on the terms of the Court’s preliminary approval, we placed $145.0 million into a common fund account on December 5, 2011, which is presented as restricted funds held for legal matter on our Condensed Consolidated Balance Sheets as of February 29, 2012. Our remaining accrual of $160.7 million as of February 29, 2012 represents the $145.0 million settlement, an estimate of the disputed amount we may be required to reimburse our insurance carriers for defense costs advanced to us, and estimated future legal costs. The settlement agreement is subject to final approval by the Court, and the Court has scheduled a Final Approval Hearing for April 16, 2012. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.

5.	Changes in Directors and Executive Officers. The following changes in directors and executive officers have occurred during fiscal year 2012:

•	During the first quarter of fiscal year 2012, Samuel A. DiPiazza, Jr. resigned from the Board of Directors;

•	Dino J. DeConcini chose not to stand for reelection at the annual meeting of the holders of Class B common stock and therefore his term of service ended January 9, 2012;

•	During the second quarter of fiscal year 2012, Richard H. Dozer was appointed to our Board of Directors;

•	During the second quarter of fiscal year 2012, Charles B. Edelstein announced that he will retire as co-CEO and director as of August 26, 2012; and

•	In March 2012, Allen R. Weiss was appointed to our Board of Directors.

6.
University of Phoenix Academic Annual Report. In February 2012, University of Phoenix published its fourth Academic Annual Report, which we believe provides a transparent assessment of how well University of Phoenix is serving its students’ needs which guides its continuous improvement.

7.
Securities and Exchange Commission Informal Inquiry. In March 2012, the staff of the Securities and Exchange Commission notified us that its informal inquiry into our revenue recognition practices had been completed and that the staff did not intend to recommend any enforcement action by the Commission. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.

Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of February 29, 2012.
Goodwill and Intangible Assets
Refer to Fiscal Year 2012 Significant Events to Date — UNIACC Accreditation in this MD&A for additional information on the uncertainty associated with UNIACC’s accreditation. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
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
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangible asset utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangible assets totaling $11.9 million and $3.9 million, respectively, were impaired.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011.
As discussed in the Overview of this MD&A, our initiatives to enhance the student experience and outcomes and maintain compliance with new regulatory requirements decreased University of Phoenix enrollment in fiscal year 2011 compared to fiscal year 2010. We expect that these initiatives will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012. Furthermore, the reduced rate of New Degreed Enrollment in fiscal year 2011 is expected to continue to have an impact beyond fiscal year 2012. However, we believe that many of the initiatives we have implemented are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.
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

Three months ended February 29, 2012 compared to the three months ended February 28, 2011
Analysis of Condensed Consolidated Statements of Operations
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended
	February 29, 2012	February 28, 2011	% of Net Revenue		% Change
($ in thousands)			2012	2011
Net revenue	$969,552	$1,048,629	100.0%	100.0%	(7.5)%
Costs and expenses:
Instructional and student advisory	429,500	421,644	44.3%	40.2%	1.9%
Marketing	159,254	157,215	16.4%	15.0%	1.3%
Admissions advisory	101,405	102,283	10.4%	9.8%	(0.9)%
General and administrative	84,000	84,344	8.7%	8.0%	(0.4)%
Depreciation and amortization	41,985	39,142	4.3%	3.7%	7.3%
Provision for uncollectible accounts receivable	30,996	45,540	3.2%	4.3%	(31.9)%
Restructuring and other charges	16,148	—	1.7%	—%	*
Goodwill and other intangibles impairment	—	219,927	—%	21.0%	*
Litigation charge	—	1,574	—%	0.2%	*
Total costs and expenses	863,288	1,071,669	89.0%	102.2%	(19.4)%
Operating income (loss)	106,264	(23,040)	11.0%	(2.2)%	*
Interest income	277	785	—%	0.1%	(64.7)%
Interest expense	(1,789)	(1,654)	(0.2)%	(0.2)%	(8.2)%
Other, net	217	313	—%	—%	(30.7)%
Income (loss) from continuing operations before income taxes	104,969	(23,596)	10.8%	(2.3)%	*
Provision for income taxes	(43,798)	(76,052)	(4.5)%	(7.2)%	42.4%
Income (loss) from continuing operations	61,171	(99,648)	6.3%	(9.5)%	*
Income from discontinued operations, net of tax	—	2,575	—%	0.2%	*
Net income (loss)	61,171	(97,073)	6.3%	(9.3)%	*
Net loss attributable to noncontrolling interests	2,711	33,035	0.3%	3.2%	(91.8)%
Net income (loss) attributable to Apollo	$63,882	$(64,038)	6.6%	(6.1)%	*
* not meaningful
Net Revenue
Our net revenue decreased $79.1 million, or 7.5%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 8.0% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $7.9 million, or 1.9% in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 410 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes.
Marketing
Marketing expenses increased $2.0 million, or 1.3%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 140 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was principally attributable to our net revenue decline and higher employee compensation costs. The higher employee compensation costs were primarily attributable to our Workforce Solutions team, which is responsible for establishing relationships with employers and community colleges that we believe will lead to increased enrollment from those sources.
Admissions Advisory
Admissions advisory decreased $0.9 million, or 0.9%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 60 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue is principally attributable to our net revenue decline. Additionally, although admissions advisory headcount decreased, the cost savings was substantially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses decreased $0.3 million, or 0.4%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 70 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to our net revenue decline and an increase in share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $2.8 million, or 7.3%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 60 basis point increase as a percentage of net revenue. The increase was principally attributable to $3.1 million of intangible asset amortization in the second quarter of fiscal year 2012 as a result of the Carnegie Learning acquisition. The increase was also attributable to increased capital expenditures and capital leases in recent years primarily related to information technology. The increase was partially offset by a decrease in amortization of BPP intangible assets and the absence of depreciation of our principal office buildings for which we entered into a sale-leaseback arrangement in the third quarter of fiscal year 2011.
We acquired $51.4 million of finite-lived intangible assets as a result of the Carnegie Learning acquisition and purchase of related technology. The estimated future amortization of our aggregate finite-lived intangible assets is as follows:

($ in thousands)
Remainder of fiscal year 2012	$9,815
2013	15,091
2014	11,700
2015	9,613
2016	8,502
Thereafter	283
Total estimated future amortization expense	$55,004
Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $14.5 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, which represents a 110 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•
reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment. See definition of Degreed Enrollment and further discussion in Analysis of Operating Results by Reportable Segment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Restructuring and Other Charges
We have implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and enhance their educational outcomes. As part of this transition, we implemented a strategic reduction in force and a real estate rationalization plan in fiscal year 2011. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred for the three months ended February 29, 2012 and February 28, 2011, and the cumulative costs associated with these initiatives:

	Three Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 29, 2012	February 28, 2011
Real estate rationalization
Lease obligation costs, net	$15,666	$—	$38,679
Interest accretion	482	—	833
Asset impairments	—	—	1,265
Reduction in force - Severance and other benefits	—	—	3,846
Restructuring and other charges	$16,148	$—	$44,623

•
Real Estate Rationalization — During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and have determined we will no longer derive a future economic benefit. The facilities were classified as operating leases and we recorded charges representing the fair value of our future contractual lease obligations under the leases on the respective cease-use dates. The net charges associated with these abandonments were $15.7 million during the second quarter of fiscal year 2012. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered executed and expected sublease agreements, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. During the second quarter of fiscal year 2012, we also recorded charges for interest accretion associated with the lease obligations. All charges associated with these restructuring activities are included in our University of Phoenix reportable segment.

We have abandoned all four buildings included in this rationalization plan, and we expect the plan will save approximately $10 million to $15 million in annualized operating lease costs for the next several years.

•
Reduction in Force — We implemented a strategic reduction in force primarily at University of Phoenix in November 2010 that eliminated approximately 700 full-time positions, principally among admissions personnel. In connection with this reduction in force, we incurred a $3.8 million charge in the first quarter of fiscal year 2011 consisting of severance and other fringe benefit costs, which is included in our University of Phoenix reportable segment.

Goodwill and Other Intangibles Impairment
During the second quarter of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively.
Litigation Charge
We recorded a $1.6 million charge in the second quarter of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.
Interest Income
Interest income decreased $0.5 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. The decrease was due to lower average balances and lower yields on our cash and cash equivalents (including restricted cash) during the respective periods.
Interest Expense
Interest expense was essentially flat in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011.

Other, Net
Other, net in the second quarter of fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 41.7% for the second quarter of fiscal year 2012. During the second quarter of fiscal year 2011, our effective income tax rate for continuing operations was adversely impacted by the BPP goodwill and other intangibles impairment discussed above. Excluding the impact of the BPP goodwill and other intangibles impairment, our effective income tax rate was essentially flat in the second quarter of fiscal year 2012 compared to second quarter of fiscal year 2011. During the fourth quarter of fiscal year 2011, we reached resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes, which has reduced our state effective income tax rate in fiscal year 2012. For further discussion, refer to our 2011 Annual Report on Form 10-K. This was offset by an increase in our effective rate associated with the proportion of foreign losses in relation to our pre-tax income.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was principally attributable to a $1.6 million tax benefit realized in connection with the sale of Insight Schools in the second quarter of fiscal year 2011.

Net Loss Attributable to Noncontrolling Interests
The decrease in net loss attributable to noncontrolling interests during the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was principally attributable to Apollo Global’s noncontrolling shareholder’s portion of BPP’s $219.9 million goodwill and intangibles impairment discussed above.
Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended
($ in thousands)	February 29, 2012	February 28, 2011	$ Change	% Change
Net revenue
University of Phoenix	$885,312	$962,684	$(77,372)	(8.0)%
Apollo Global:
BPP	52,949	52,027	922	1.8%
Other	13,845	13,650	195	1.4%
Total Apollo Global	66,794	65,677	1,117	1.7%
Other Schools	17,446	18,926	(1,480)	(7.8)%
Corporate(1)	—	1,342	(1,342)	*
Total net revenue	$969,552	$1,048,629	$(79,077)	(7.5)%
Operating income (loss)
University of Phoenix	$140,742	$231,639	$(90,897)	(39.2)%
Apollo Global:
BPP	(7,466)	(225,665)	218,199	*
Other	(12,523)	(12,062)	(461)	(3.8)%
Total Apollo Global	(19,989)	(237,727)	217,738	*
Other Schools	1,112	(2,882)	3,994	*
Corporate(1)	(15,601)	(14,070)	(1,531)	(10.9)%
Total operating income (loss)	$106,264	$(23,040)	$129,304	*
* not meaningful
(1) The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The operating loss for Corporate in the second quarter of fiscal year 2011 includes $1.6 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago).

University of Phoenix
The $77.4 million, or 8.0%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2011, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts, were generally in the range of 3-5%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs, which generally provide higher net revenue per student.
We have also announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2012. In aggregate, these changes will result in an average increase of approximately 3%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.
The following table details University of Phoenix enrollment for the second quarter of fiscal years 2012 and 2011:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
	Quarter Ended		% Change	Quarter Ended		% Change	Quarter Ended		% Change
(rounded to the nearest hundred)	February 29, 2012	February 28, 2011		February 29, 2012	February 28, 2011		February 29, 2012(3)	February 28, 2011(4)
Associate’s	118,100	155,500	(24.1)%	18,500	18,900	(2.1)%	124,200	166,400	(25.4)%
Bachelor’s	179,400	181,200	(1.0)%	22,000	20,900	5.3%	181,000	184,200	(1.7)%
Master’s	51,000	61,200	(16.7)%	7,500	7,800	(3.8)%	51,900	63,600	(18.4)%
Doctoral	7,300	7,400	(1.4)%	700	600	16.7%	7,400	7,500	(1.3)%
Total	355,800	405,300	(12.2)%	48,700	48,200	1.0%	364,500	421,700	(13.6)%
(1) Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter;

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
(3) Represents the average of Degreed Enrollment for the quarters ended November 30, 2011 and February 29, 2012.
(4) Represents the average of Degreed Enrollment for the quarters ended November 30, 2010 and February 28, 2011.
University of Phoenix Average Degreed Enrollment decreased 13.6% in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 primarily due to the new enrollment decrease during fiscal year 2011. We believe the decrease in new enrollment during fiscal year 2011 was primarily the result of a number of important changes and initiatives in recent years to more effectively support students and enhance their educational outcomes. We expect that the effects of our initiatives during fiscal year 2011 will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012. Furthermore, the reduced rate of New Degreed Enrollment in fiscal year 2011 is expected to continue to have an impact beyond fiscal year 2012. However, we believe that many of the initiatives we have implemented are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.

Although University of Phoenix New Degreed Enrollment increased 1.0% in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011, we believe University of Phoenix New Degreed Enrollment has also been impacted by the following factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•
changes in economic conditions and, in particular, an improving U.S. labor market. Refer to Our business may be adversely affected by changes in the U.S. economy in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

Operating income in our University of Phoenix segment decreased $90.9 million, or 39.2%, during the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. This decrease was primarily attributable to the following:

•	The 8.0% decrease in University of Phoenix net revenue;

•
Expenses associated with our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes. These expenses include, but are not limited to, amortization of intangible assets from the Carnegie Learning acquisition and purchase of related technology, and increased depreciation principally attributable to increased capital expenditures and capital leases in recent years primarily related to information technology; and

•	$16.1 million of restructuring and other charges as discussed above.
The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

•	Lower headcount in advisory and certain other functions; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
Apollo Global net revenue increased $1.1 million in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. The decreased operating loss was due to BPP’s $219.9 million goodwill and other intangibles impairment charge in the second quarter of fiscal year 2011. The decrease was also partially due to a decrease in intangible asset amortization at BPP. These two factors more than offset increased costs in the second quarter of fiscal year 2012 associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College, and an increased operating loss at UNIACC principally attributable to lower enrollment.
Other Schools
The decrease in Other Schools net revenue during the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was principally attributable to a decrease in the number of client institutions serviced by IPD. The decrease in IPD’s client institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011. The increase in operating income was principally attributable to lower costs associated with Meritus University, Inc., which we closed in fiscal year 2011, and reductions in costs at IPD that more than offset IPD’s net revenue decline.

Six months ended February 29, 2012 compared to the six months ended February 28, 2011
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Six Months Ended
	February 29, 2012	February 28, 2011	% of Net Revenue		% Change
($ in thousands)			2012	2011
Net revenue	$2,148,242	$2,375,064	100.0%	100.0%	(9.6)%
Costs and expenses:
Instructional and student advisory	886,297	877,456	41.3%	37.0%	1.0%
Marketing	325,099	323,358	15.1%	13.6%	0.5%
Admissions advisory	202,793	216,035	9.4%	9.1%	(6.1)%
General and administrative	163,944	169,218	7.6%	7.1%	(3.1)%
Depreciation and amortization	88,283	76,244	4.1%	3.2%	15.8%
Provision for uncollectible accounts receivable	72,579	102,449	3.4%	4.3%	(29.2)%
Restructuring and other charges	21,710	3,846	1.0%	0.2%	*
Goodwill and other intangibles impairment	16,788	219,927	0.8%	9.2%	*
Litigation charge	—	2,455	—%	0.1%	*
Total costs and expenses	1,777,493	1,990,988	82.7%	83.8%	(10.7)%
Operating income	370,749	384,076	17.3%	16.2%	(3.5)%
Interest income	866	1,768	—%	0.1%	(51.0)%
Interest expense	(3,788)	(3,824)	(0.2)%	(0.2)%	0.9%
Other, net	358	259	—%	—%	38.2%
Income from continuing operations before income taxes	368,185	382,279	17.1%	16.1%	(3.7)%
Provision for income taxes	(159,730)	(245,631)	(7.4)%	(10.3)%	35.0%
Income from continuing operations	208,455	136,648	9.7%	5.8%	52.5%
Income from discontinued operations, net of tax	—	1,947	—%	—%	*
Net income	208,455	138,595	9.7%	5.8%	50.4%
Net loss attributable to noncontrolling interests	4,741	32,780	0.2%	1.4%	(85.5)%
Net income attributable to Apollo	$213,196	$171,375	9.9%	7.2%	24.4%
* not meaningful
Net Revenue
Our net revenue decreased $226.8 million, or 9.6%, in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 10.1% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $8.8 million, or 1.0% in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 430 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes.
Marketing
Marketing expenses increased $1.7 million, or 0.5%, in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 150 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was principally attributable to our net revenue decline and higher employee compensation costs. The higher employee compensation costs were primarily attributable to our Workforce Solutions team, which is responsible for establishing relationships with employers and community colleges that we believe will lead to increased enrollment from those sources.
Admissions Advisory
Admissions advisory decreased $13.2 million, or 6.1%, in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 30 basis point increase as a percentage of net revenue. The decrease in expense was a result of lower admissions advisory headcount partially attributable to a strategic reduction in force near the end of the first quarter of fiscal year 2011. See further discussion at Restructuring and Other Charges below. The decrease was partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses decreased $5.3 million, or 3.1%, in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 50 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to our net revenue decline and an increase in share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $12.0 million, or 15.8%, in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 90 basis point increase as a percentage of net revenue. The increase was principally attributable to increased capital expenditures and capital leases in recent years primarily related to information technology, and $5.8 million of intangible asset amortization in the first six months of fiscal year 2012 as a result of the Carnegie Learning acquisition. The increase was partially offset by a decrease in amortization of BPP intangible assets and the absence of depreciation of our principal office buildings for which we entered into a sale-leaseback arrangement in the third quarter of fiscal year 2011.
Refer to Three months ended February 29, 2012 compared to the three months ended February 28, 2011 above for the estimated future amortization of our aggregate finite-lived intangible assets.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $29.9 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, which represents a 90 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•
reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment. See further discussion in Analysis of Operating Results by Reportable Segment below;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Restructuring and Other Charges
We have implemented a number of important operational changes and initiatives to transition our business to more effectively support our students and enhance their educational outcomes. As part of this transition, we implemented a strategic reduction in force and a real estate rationalization plan in fiscal year 2011. These initiatives were designed to streamline our operations and better align our operations with our business strategy, refined business model and outlook. The following table details the charges incurred for the six months ended February 29, 2012 and February 28, 2011, and the cumulative costs associated with these initiatives:

	Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 29, 2012	February 28, 2011
Real estate rationalization
Lease obligation costs, net	$20,877	$—	$38,679
Interest accretion	833	—	833
Asset impairments	—	—	1,265
Reduction in force - Severance and other benefits	—	3,846	3,846
Restructuring and other charges	$21,710	$3,846	$44,623
Refer to Three months ended February 29, 2012 compared to the three months ended February 28, 2011 above for discussion further discussion of our restructuring activities.
Goodwill and Other Intangibles Impairment
During the first quarter of fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangible assets of $11.9 million and $4.9 million, respectively. Refer to Critical Accounting Policies and Estimates in this MD&A. During the first six months of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangible assets of $197.7 million and $22.2 million, respectively.
Litigation Charge
We recorded charges of $2.5 million in the first six months of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 15, Commitments and Contingencies, in Item 1, Financial Statements.
Interest Income
Interest income decreased $0.9 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. The decrease was due to lower average balances and lower yields on our cash and cash equivalents (including restricted cash) during the respective periods.
Interest Expense
Interest expense was essentially flat in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011.
Other, Net
Other, net in the first six months of fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 43.4% and 64.3% for the first six months of fiscal year 2012 and the first six months of fiscal year 2011, respectively. The decrease was primarily attributable to the BPP goodwill and other intangibles impairment discussed above, which was partially offset by the $16.8 million nondeductible UNIACC goodwill and other intangibles impairment in the first quarter of fiscal year 2012. Additionally, our state effective rate decreased due to resolution with the Arizona Department of Revenue in the fourth quarter of fiscal year 2011 regarding the apportionment of income for Arizona corporate income tax purposes. For further discussion, refer to our 2011 Annual Report on Form 10-K.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, was principally attributable to a $1.6 million tax benefit realized in connection with the sale of Insight Schools in the second quarter of fiscal year 2011.

Net Loss Attributable to Noncontrolling Interests
The decrease in net loss attributable to noncontrolling interests during the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 was principally attributable to Apollo Global’s noncontrolling shareholder’s portion of BPP’s $219.9 million goodwill and intangibles impairment discussed above. This was partially offset by Apollo Global’s noncontrolling shareholder’s portion of UNIACC’s $16.8 million goodwill and intangibles impairment discussed above.
Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Six Months Ended		$ Change	% Change
($ in thousands)	February 29, 2012	February 28, 2011
Net revenue
University of Phoenix	$1,942,381	$2,160,475	$(218,094)	(10.1)%
Apollo Global:
BPP	133,030	131,765	1,265	1.0%
Other	36,521	37,138	(617)	(1.7)%
Total Apollo Global	169,551	168,903	648	0.4%
Other Schools	36,310	44,195	(7,885)	(17.8)%
Corporate(1)	—	1,491	(1,491)	*
Total net revenue	$2,148,242	$2,375,064	$(226,822)	(9.6)%
Operating income (loss)
University of Phoenix	$432,780	$639,073	$(206,293)	(32.3)%
Apollo Global:
BPP	3,706	(209,093)	212,799	*
Other	(35,831)	(19,851)	(15,980)	(80.5)%
Total Apollo Global	(32,125)	(228,944)	196,819	*
Other Schools	1,828	1,381	447	32.4%
Corporate(1)	(31,734)	(27,434)	(4,300)	(15.7)%
Total operating income	$370,749	$384,076	$(13,327)	(3.5)%
* not meaningful
(1) The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The operating loss for Corporate in the first six months of fiscal year 2011 includes $2.5 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago).
University of Phoenix
The $218.1 million, or 10.1%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollments partially offset by selective tuition price and other fee changes implemented July 1, 2011, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts, were generally in the range of 3-5%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs, which generally provide higher net revenue per student.
We have also announced selective tuition price and other fee changes at University of Phoenix depending on geographic area, program, and degree level that will be effective July 1, 2012. In aggregate, these changes will result in an average increase of approximately 3%. Future net revenue and operating income will be impacted by these tuition price and other fee changes, along with changes in enrollment, student mix within programs and degree levels, and discounts.

The following table details University of Phoenix enrollment for the first six months of fiscal years 2012 and 2011:

	Average Degreed Enrollment			Aggregate New Degreed Enrollment(3)
	Six Months Ended		% Change	Six Months Ended		% Change
(rounded to the nearest hundred)	February 29, 2012(1)	February 28, 2011(2)		February 29, 2012	February 28, 2011
Associate’s	128,200	177,800	(27.9)%	46,300	42,900	7.9%
Bachelor’s	181,700	187,400	(3.0)%	48,100	43,700	10.1%
Master’s	52,600	65,300	(19.4)%	16,400	16,700	(1.8)%
Doctoral	7,400	7,600	(2.6)%	1,600	1,400	14.3%
Total	369,900	438,100	(15.6)%	112,400	104,700	7.4%
(1) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011 and February 29, 2012.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010 and February 28, 2011.
(3) Aggregate New Degreed Enrollment represents the sum of the first and second quarters New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 15.6% in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 primarily due to the new enrollment decrease during fiscal year 2011. We believe the decrease in new enrollment during fiscal year 2011 was primarily the result of a number of important changes and initiatives in recent years to more effectively support students and enhance their educational outcomes. We expect that the effects of our initiatives during fiscal year 2011 will continue to reduce University of Phoenix net revenue, operating income and cash flow for the remainder of fiscal year 2012. Furthermore, the reduced rate of New Degreed Enrollment in fiscal year 2011 is expected to continue to have an impact beyond fiscal year 2012. However, we believe that many of the initiatives we have implemented are in the best interests of our students and, over the long-term, will improve student retention and completion rates, reduce the risks to our business associated with our regulatory environment, and position us for more stable long-term growth.
Although University of Phoenix Aggregate New Degreed Enrollment increased 7.4% in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, we believe University of Phoenix New Degreed Enrollment has also been impacted by the following factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•
changes in economic conditions and, in particular, an improving U.S. labor market. Refer to Our business may be adversely affected by changes in the U.S. economy in Item 1A, Risk Factors, in our 2011 Annual Report on Form 10-K; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

Operating income in our University of Phoenix segment decreased $206.3 million, or 32.3%, during the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. This decrease was primarily attributable to the following:

•	The 10.1% decrease in University of Phoenix net revenue;

•
Expenses associated with our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes. These expenses include, but not limited to, amortization of intangible assets from the Carnegie Learning acquisition and purchase of related technology, and increased depreciation principally attributable to increased capital expenditures and capital leases in recent years primarily related to information technology; and

•	$21.7 million of restructuring and other charges as discussed above.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

•
Lower headcount in admissions advisory and certain other functions partially attributable to a strategic reduction in force near the end of the first quarter of fiscal year 2011 that eliminated approximately 700 full-time positions, principally among admissions personnel; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
Apollo Global net revenue was essentially flat in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. The decreased operating loss was due to BPP’s $219.9 million goodwill and other intangibles impairment charge in the second quarter of fiscal year 2011. The decrease was also partially due to a decrease in intangible asset amortization at BPP. These two factors more than offset UNIACC’s $16.8 million goodwill and other intangible asset impairment charge in the first quarter of fiscal year 2012, and increased costs during the first six months of fiscal year 2012 associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College.
Other Schools
The decrease in Other Schools net revenue during the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 was principally attributable to a decrease in the number of client institutions serviced by IPD. The decrease in IPD’s client institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011.
The increase in operating income was principally attributable to lower costs associated with Meritus University, Inc., which we closed in fiscal year 2011. This was partially offset by IPD’s decrease in net revenue discussed above.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at February 29, 2012 and August 31, 2011:

			% of Total Assets at
	February 29, 2012	August 31, 2011	February 29, 2012	August 31, 2011	% Change
($ in thousands)
Cash and cash equivalents	$800,733	$1,571,664	29.8%	48.1%	(49.1)%
Restricted cash and cash equivalents	372,953	379,407	13.8%	11.6%	(1.7)%
Total	$1,173,686	$1,951,071	43.6%	59.7%	(39.8)%

Cash and cash equivalents (excluding restricted cash) decreased $770.9 million primarily due to $498.9 million used for payments on borrowings, $386.7 million used for share repurchases, $145.0 million used for funding a common fund account associated with our preliminary settlement in a legal matter, $73.7 million used for the purchase of Carnegie Learning, and $62.4 million used for capital expenditures. These items were partially offset by $384.5 million of cash provided by operations.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At February 29, 2012, we had money market funds of $689.6 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
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
The Bank Facility contains affirmative and negative covenants, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. In addition, there are covenants restricting indebtedness, liens, investments, asset transfers and distributions. We were in compliance with all covenants related to the Bank Facility at February 29, 2012.
We are currently engaged in the arrangement of a new syndicated credit facility to replace the Bank Facility prior to its expiration in January 2013. We expect to consummate the new facility prior to the expiration of the existing facility.
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $82.5 million as of February 29, 2012) secured credit agreement (the “BPP Credit Facility”). During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.9 million as of February 29, 2012). The BPP Credit Facility contains term debt, which was used to refinance BPP’s debt in fiscal year 2010, and revolving credit facilities used for working capital and general corporate purposes. The BPP credit facility will expire on August 31, 2013.
The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of February 29, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at February 29, 2012 and August 31, 2011 was 2.7% and 4.0%, respectively.
Other Debt — As of February 29, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions, in Item 1, Financial Statements. Other debt also includes $8.7 million of variable rate debt and $10.9 million of fixed rate debt as of February 29, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at February 29, 2012 and August 31, 2011 was 5.0% and 6.1%, respectively.

Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011
Net income	$208,455	$138,595
Non-cash items	219,510	427,573
Changes in assets and liabilities, excluding the impact of business acquisition and disposition	(43,486)	(103,523)
Net cash provided by operating activities	$384,479	$462,645
Six Months Ended February 29, 2012 — Our non-cash items primarily consisted of $88.3 million of depreciation and amortization, a $72.6 million provision for uncollectible accounts receivable, $40.5 million of share-based compensation, $21.7 million of restructuring and other charges and $16.8 million for goodwill and other intangibles impairments. The changes in assets and liabilities primarily consisted of a $64.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $13.8 million decrease in student deposits principally attributable to the timing of course starts at BPP. This was partially offset by a $27.5 million decrease in prepaid taxes principally attributable to the timing of our quarterly tax payments.
Six Months Ended February 28, 2011 — Our non-cash items primarily consisted of a $219.9 million goodwill and other intangibles impairment, a $102.4 million provision for uncollectible accounts receivable, $76.2 million of depreciation and amortization, and $30.5 million of share-based compensation. The changes in certain operating assets and liabilities primarily consisted of a $53.4 million decrease in deferred revenue principally due to decreased enrollment at University of Phoenix, a $32.4 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $21.5 million increase in restricted cash principally due to increased student deposits associated with students receiving financial aid. These items were partially offset by an increase in other liabilities principally associated with uncertain tax benefits.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 29, 2012, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 22 days, as compared to 23 days as of August 31, 2011, and 22 days as of February 28, 2011.
Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011
Restricted funds held for legal matter	$(145,000)	$—
Acquisition, net of cash acquired	(73,736)	—
Capital expenditures	(62,357)	(81,422)
Maturities of marketable securities	—	10,000
Proceeds from disposition	3,285	6,250
Other investing activities	(1,694)	—
Net cash used in investing activities	$(279,502)	$(65,172)
Six Months Ended February 29, 2012 — Cash used for investing activities primarily consisted of $145.0 million used for funding a common fund account associated with our preliminary settlement in a legal matter, $73.7 million used to acquire all of the stock of Carnegie Learning, and $62.4 million used for capital expenditures that primarily related to investments in our information technology.
Six Months Ended February 28, 2011— Cash used for investing activities consisted of $81.4 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure and software. This was partially offset by maturities of marketable securities and proceeds from our sale of Insight Schools.

Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 29, 2012	February 28, 2011
Payments on borrowings (net of proceeds from borrowings)	$(498,895)	$(411,325)
Apollo Group Class A common stock purchased for treasury	(386,716)	(252,003)
Noncontrolling interest contributions	—	6,875
Other financing activities	10,473	6,651
Net cash used in financing activities	$(875,138)	$(649,802)
Six Months Ended February 29, 2012 — Cash used in financing activities primarily consisted of $498.9 million used for payments on borrowings, and $386.7 million used for share repurchases.
Six Months Ended February 28, 2011 — Cash used in financing activities primarily consisted of $411.3 million used for payments on borrowings, and $252.0 million used for share repurchases.
Subsequent to February 29, 2012, we repurchased approximately 2.2 million shares of our Apollo Group Class A common stock at a total cost of $92.5 million resulting in $0.5 million remaining under our share repurchase authorization.
Contractual Obligations and Other Commercial Commitments
During the first six months of fiscal year 2012, we had the following material changes in our contractual obligations and other commercial commitments:

•	We repaid the entire amount borrowed on our Bank Facility of $493.3 million; and

•	We acquired technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. Refer to Note 5, Acquisitions, in Item 1, Financial Statements.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2011 through February 29, 2012. Information regarding our contractual obligations and commercial commitments is provided in our 2011 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 15, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A. Risk Factors
In addition to the updated risk factors set forth below, see the risk factors included in our 2011 Annual Report on Form 10-K.
Risks Related to the Control Over Our Voting Stock
Our Class A common stock has no voting rights. Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders, which may have an adverse effect on the trading price of our Class A common stock and may discourage a takeover.
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, our founder and the Executive Chairman of our board of directors, and his son, Mr. Peter V. Sperling, the Vice Chairman of our board of directors. Specifically, approximately 51% of our Class B common stock continues to be owned by a revocable grantor trust, of which Dr. Sperling is the sole trustee (the “JGS Trust”). During his lifetime, Dr. Sperling has the power to remove or replace all trustees of the JGS Trust and to direct the disposition of the Class B common stock held by the trust, including upon his death, subject to certain limitations, including the limitations on transfers set forth in the Shareholders Agreement, as amended, among the Class B shareholders and us. The remainder of our Class B common stock is owned by Mr. Sperling, also through a revocable grantor trust.
Accordingly, Dr. Sperling and Mr. Sperling together control the election of all members of our board of directors and substantially all other actions requiring a vote of our shareholders, except in certain limited circumstances. Holders of our outstanding Class A common stock do not have the right to vote for the election of directors or for substantially any other action requiring a vote of shareholders.
Upon Dr. Sperling’s death or incapacity, the JGS Trust will become irrevocable and Mr. Sperling, Ms. Terri Bishop and Ms. Darby Shupp, who are members of our board of directors, will automatically be appointed as successor trustees, unless such event occurs prior to March 24, 2013, in which case Ms. Shupp will instead be appointed as a trustee on such later date. Following Dr. Sperling’s death, the trustees of the JGS Trust shall have the sole power to appoint successor and additional trustees.
The control of a majority of our voting stock by Dr. Sperling makes it impossible for a third party to acquire voting control of us without Dr. Sperling’s consent. After Dr. Sperling’s death, it will be impossible for a third party to acquire voting control of us without the approval of a majority of the trustees of the JGS Trust.
No assurances can be given that the Apollo Group Class B shareholders, or the trustees of the JGS Trust, will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders.
If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant programs may be impaired, which could materially and adversely affect our business.
A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, and the reevaluation of the accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. If we experience a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, then University of Phoenix and Western International University may cease to be eligible to participate in Title IV programs until recertified by the Department. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process. Continued participation in Title IV programs is critical to our business. Any disruption in our eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations and cash flows.

In addition, some states in which University of Phoenix, Western International University or CFFP are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
Moreover, University of Phoenix, Western International University and CFFP would be required to report any material change in stock ownership to their principal accrediting body, The Higher Learning Commission, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, corporate control or governance at the institution. In the event of a material change in the ownership of Apollo Group Class B common stock, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix, Western International University and CFFP for purposes of determining if continued accreditation is appropriate. If the Commission determines that the change is such that prior approval by the Commission was required, but was not obtained, the Commission’s policies require it to consider withdrawal of accreditation. If accreditation by the Higher Learning Commission is suspended or withdrawn, University of Phoenix, Western International University and CFFP would not be eligible to participate in Title IV programs until the accreditation is reinstated by the Commission or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations and cash flows.
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, the Executive Chairman of our board of directors, and his son, Mr. Peter V. Sperling, the Vice Chairman of our board of directors. Specifically, approximately 51% of our Class B common stock continues to be owned by a revocable grantor trust (the “JGS Trust”), of which Dr. Sperling is the sole trustee. We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by Dr. Sperling, Mr. Sperling or the JGS Trust, including a transfer that may occur or be deemed to occur upon the death of one or both of Dr. Sperling or Mr. Sperling or a transfer effected through an amendment of the JGS Trust.
Risks Related to our Business
We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than we have. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix.
In addition, an increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. Already, this type of competition is significant for our graduate degree programs. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.
This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
In addition, we are facing an increasing number of threats to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other system disruptions and security breaches, and from time to time we experience such disruptions and breaches. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
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
During the three months ended February 29, 2012, we repurchased approximately 6.4 million shares of our Class A common stock at a total cost of $328.8 million, representing a weighted average purchase price of $51.65 per share. The table below details our share repurchases during the three months ended February 29, 2012:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of November 30, 2011	59,542	$53.65	59,542	$421,767
New authorizations	—	—	—	—
Shares repurchased	2,581	49.71	2,581	(128,271)
Shares reissued	(27)	53.49	(27)	—
Treasury stock as of December 31, 2011	62,096	$53.49	62,096	$293,496
New authorizations	—	—	—	—
Shares repurchased	3,205	54.61	3,205	(175,000)
Shares reissued	(201)	53.54	(201)	—
Treasury stock as of January 31, 2012	65,100	$53.54	65,100	$118,496
New authorizations	—	—	—	—
Shares repurchased	580	43.91	580	(25,473)
Shares reissued	(6)	53.46	(6)	—
Treasury stock as of February 29, 2012	65,674	$53.46	65,674	$93,023

Resales by Directors and Officers
From time to time, our directors and officers enter into written trading plans under Securities and Exchange Commission Rule 10b5-1(c) for the resale of shares of our common stock, including shares to be acquired upon the vesting of restricted stock units and performance share awards, and shares to be acquired pursuant to the exercise of stock options. These plans, which must be entered into during an open trading window and at a time when the director or officer is not in possession of material nonpublic information, provide for sales in accordance with a formula, algorithm or other instructions such that the seller cannot exercise any influence over how, when or whether to effect sales. After adopted, sales may occur in accordance with the plans regardless of whether or not the seller subsequently possesses material nonpublic information or otherwise would then be permitted to trade in our securities. Our insider trading policy permits the adoption of these types of trading plans, and we encourage our directors and officers to utilize such plans, where practical. In the future, we do not intend to announce, via Form 8-K or otherwise, the adoption or any termination of such trading plans, if any. Sales under these plans generally must be reported within two business days on Form 4 filed with the SEC, pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended February 29, 2012.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of January 1, 2012)

10.2	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 8, 2011)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly report on Form 10-Q for the second quarter of fiscal year 2012, filed with the SEC on March 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i)the Condensed Consolidated Balance Sheets as of February 29, 2012 and August 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended February 29, 2012 and February 28, 2011, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the six months ended February 29, 2012 and February 28, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation

Date: March 26, 2012

	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)