Form 10-Q
period 2012-05-31
APOLLO GROUP INC
filed 2012-06-25
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF June 19, 2012, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	112,900,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	May 31, 2012	August 31, 2011
ASSETS:
Current assets
Cash and cash equivalents	$602,144	$1,571,664
Restricted cash and cash equivalents	353,884	379,407
Accounts receivable, net	191,665	215,567
Prepaid taxes	35,595	35,629
Deferred tax assets, current portion	58,084	124,137
Other current assets	42,732	44,382
Total current assets	1,284,104	2,370,786
Property and equipment, net	559,497	553,027
Marketable securities	5,946	5,946
Goodwill	148,218	133,297
Intangible assets, net	160,562	121,117
Deferred tax assets, less current portion	86,784	70,949
Other assets	24,833	14,584
Total assets	$2,269,944	$3,269,706
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$35,827	$419,318
Accounts payable	58,710	69,551
Student deposits	387,188	424,045
Deferred revenue	260,167	293,436
Accrued and other current liabilities	311,219	448,937
Total current liabilities	1,053,111	1,655,287
Long-term debt	90,167	179,691
Deferred tax liabilities	21,599	26,400
Other long-term liabilities	203,637	164,339
Total liabilities	1,368,514	2,025,717
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	103,528	68,724
Apollo Group Class A treasury stock, at cost	(3,835,973)	(3,125,175)
Retained earnings	4,667,702	4,320,472
Accumulated other comprehensive loss	(31,673)	(23,761)
Total Apollo shareholders’ equity	903,688	1,240,364
Noncontrolling (deficit) interests	(2,258)	3,625
Total equity	901,430	1,243,989
Total liabilities and shareholders’ equity	$2,269,944	$3,269,706
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net revenue	$1,130,808	$1,235,837	$3,279,050	$3,610,901
Costs and expenses:
Instructional and student advisory	470,112	458,145	1,356,409	1,335,601
Marketing	158,881	161,034	483,980	484,392
Admissions advisory	95,290	99,923	298,083	315,958
General and administrative	88,084	87,857	252,028	257,075
Depreciation and amortization	45,155	41,125	133,438	117,369
Provision for uncollectible accounts receivable	35,430	39,217	108,009	141,666
Restructuring and other charges	7,577	—	29,287	3,846
Litigation charge	4,725	2,048	4,725	4,503
Goodwill and other intangibles impairment	—	—	16,788	219,927
Total costs and expenses	905,254	889,349	2,682,747	2,880,337
Operating income	225,554	346,488	596,303	730,564
Interest income	219	867	1,085	2,635
Interest expense	(2,830)	(2,383)	(6,618)	(6,207)
Other, net	(402)	(1,862)	(44)	(1,603)
Income from continuing operations before income taxes	222,541	343,110	590,726	725,389
Provision for income taxes	(88,159)	(130,385)	(247,889)	(376,016)
Income from continuing operations	134,382	212,725	342,837	349,373
Income from discontinued operations, net of tax	—	540	—	2,487
Net income	134,382	213,265	342,837	351,860
Net (income) loss attributable to noncontrolling interests	(348)	(825)	4,393	31,955
Net income attributable to Apollo	$134,034	$212,440	$347,230	$383,815
Earnings per share — Basic:
Continuing operations attributable to Apollo	$1.13	$1.52	$2.79	$2.67
Discontinued operations attributable to Apollo	—	—	—	0.02
Basic income per share attributable to Apollo	$1.13	$1.52	$2.79	$2.69
Earnings per share — Diluted:
Continuing operations attributable to Apollo	$1.13	$1.51	$2.77	$2.66
Discontinued operations attributable to Apollo	—	—	—	0.02
Diluted income per share attributable to Apollo	$1.13	$1.51	$2.77	$2.68
Basic weighted average shares outstanding	118,134	139,856	124,560	142,845
Diluted weighted average shares outstanding	118,793	140,343	125,335	143,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2012	2011	2012	2011
Net income	$134,382	$213,265	$342,837	$351,860
Other comprehensive income (net of tax):
Currency translation (loss) gain	(4,774)	2,875	(9,402)	7,636
Change in fair value of auction-rate securities	—	—	—	463
Comprehensive income	129,608	216,140	333,435	359,959
Comprehensive loss (income) attributable to noncontrolling interests	319	(1,033)	5,883	31,092
Comprehensive income attributable to Apollo	$129,927	$215,107	$339,318	$391,051
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FROM CONTINUING AND DISCONTINUED OPERATIONS
(Unaudited)

	Nine Months Ended May 31,
($ in thousands)	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$342,837	$351,860
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	59,438	50,453
Excess tax benefits from share-based compensation	(1,137)	(1,214)
Depreciation and amortization	133,438	117,369
Amortization of lease incentives	(11,604)	(10,523)
Amortization of deferred gains on sale-leasebacks	(2,098)	(1,491)
Goodwill and other intangibles impairment	16,788	219,927
Non-cash foreign currency loss, net	173	1,767
Provision for uncollectible accounts receivable	108,009	141,666
Litigation charge	4,725	4,503
Deferred income taxes	31,386	(3,327)
Changes in assets and liabilities, excluding the impact of business acquisition and disposition:
Restricted cash and cash equivalents	25,523	67,658
Accounts receivable	(85,788)	(81,215)
Prepaid taxes	6	21,218
Other assets	(6,260)	(13,955)
Accounts payable	(8,174)	(12,440)
Student deposits	(35,215)	(89,944)
Deferred revenue	(32,667)	(60,763)
Accrued and other liabilities	(123,605)	47,003
Net cash provided by operating activities	415,775	748,552
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(85,702)	(119,726)
Maturities of marketable securities	—	10,000
Acquisition, net of cash acquired	(73,736)	—
Proceeds from sale-leaseback, net	—	169,018
Proceeds from disposition	3,285	9,612
Collateralization of letter of credit	—	126,615
Other investing activities	(1,694)	—
Net cash (used in) provided by investing activities	(157,847)	195,519
Cash flows provided by (used in) financing activities:
Payments on borrowings	(508,449)	(425,325)
Proceeds from borrowings	2,437	11,682
Apollo Group Class A common stock purchased for treasury	(731,772)	(408,220)
Issuance of Apollo Group Class A common stock	10,521	10,240
Noncontrolling interest contributions	—	6,875
Excess tax benefits from share-based compensation	1,137	1,214
Net cash used in financing activities	(1,226,126)	(803,534)
Exchange rate effect on cash and cash equivalents	(1,322)	1,040
Net (decrease) increase in cash and cash equivalents	(969,520)	141,577
Cash and cash equivalents, beginning of period	1,571,664	1,284,769
Cash and cash equivalents, end of period	$602,144	$1,426,346
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$211,500	$326,999
Cash paid for interest	$7,178	$8,063
Capital lease additions	$26,906	$14,693
Credits received for tenant improvements	$24,856	$12,047
Restricted stock units vested and released	$16,926	$3,614
Acquired technology (Note 5)	$14,389	$—
Unsettled share repurchases	$10,244	$11,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for more than 35 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following of our wholly-owned educational subsidiaries:

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
In addition, we have an 85.6% ownership interest in Apollo Global, Inc. (“Apollo Global”) as of May 31, 2012. Apollo Global pursues investments primarily in the international education services industry and is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings Limited (“BPP”) in the United Kingdom;

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad Latinoamericana (“ULA”) in Mexico; and

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile.
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
These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 20, 2011. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2011 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements and we believe that the disclosures made are adequate to make the information presented not misleading.
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

results of operations for the three and nine months ended May 31, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.
Recent Accounting Pronouncements
Issued Accounting Pronouncement
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which simplifies how an entity tests goodwill for impairment. The standard permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Accordingly, an entity will no longer be required to calculate the fair value of a reporting unit in the step one test unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-08 on September 1, 2011 for our fiscal year 2012 goodwill impairment tests. The adoption of ASU 2011-08 did not have a material impact on our financial condition, results of operations, or disclosures.
Future Accounting Pronouncements
The FASB and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases, revenue recognition and financial instruments, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. The converged guidance that the FASB has already issued addressing fair value measurements, financial instrument disclosures and the statement of other comprehensive income is not expected to have a material impact on our financial condition, results of operations, or disclosures. While we anticipate the lease accounting and revenue recognition proposals will have the greatest impact on us if enacted, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our financial condition, results of operations, or disclosures that may result from any such future changes.
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
Note 3. Changes in Presentation
Restricted Cash and Cash Equivalents
During fiscal year 2011, we changed our presentation of changes in restricted cash and cash equivalents related to financial aid program funds to cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. We previously presented such changes as cash flows from investing activities. Our restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”). When we receive such funds, they are recorded as restricted cash on our Condensed Consolidated Balance Sheets with an offsetting liability recorded as student deposits. These restricted funds are a core activity of our operations and, accordingly, we believe presentation of changes in such funds as an operating activity more appropriately reflects the nature of the restricted cash. Additionally, we believe that including both changes in the restricted cash asset and the student deposit liability within operating activities provides better transparency. We have changed our presentation on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for all periods presented. The changes have no impact on our financial position and results of operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table presents our cash flows as previously reported and as changed for the nine months ended May 31, 2011:

($ in thousands)	As Reported	As Changed
Cash flows provided by operating activities:
Restricted cash and cash equivalents	$—	$67,658
Net cash provided by operating activities	$680,894	$748,552
Cash flows provided by investing activities:
Collateralization of letter of credit(1)	$194,273	$126,615
Net cash provided by investing activities	$263,177	$195,519
(1) Following the change in presentation discussed above, the remaining change in restricted cash and cash equivalents for the nine months ended May 31, 2011 represents funds used to collateralize a letter of credit. We have continued to present this change as an investing activity based on the nature of the restricted cash; however, we have renamed the remaining change, “Collateralization of letter of credit.”
Other
During the third quarter of fiscal year 2012, we combined our presentation of accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets and our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations based on the similar nature of the liabilities. Refer to Note 9, Accrued and Other Liabilities, for a detail of these liabilities. Additionally, we began presenting our restructuring activities as a component of the change in accrued and other liabilities rather than as a separate line item on our Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations. Refer to Note 4, Restructuring and Other Charges, for discussion of our restructuring activities. We have changed our presentation for all periods presented. These changes had no impact on our financial position or results of operations.
Note 4. Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We are focused on aligning our operations with our business strategy, which includes optimizing our cost structure. The following table details the charges incurred for the three and nine months ended May 31, 2012 and 2011, and the cumulative costs associated with these activities, which have all been included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011	2012	2011
Non-cancelable lease obligations and related costs, net(1)	$535	$—	$22,245	$—	$41,312
Employee severance and other benefits	2,681	—	2,681	3,846	6,527
Other restructuring related costs	4,361	—	4,361	—	4,361
Restructuring and other charges	$7,577	$—	$29,287	$3,846	$52,200
(1) Non-cancelable lease obligations and related costs, net includes charges associated with the fair value of our future contractual lease obligations and interest accretion on our lease obligation liabilities, and is partially offset by the release of certain liabilities related to the leases such as deferred rent.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The following table summarizes the above restructuring and other charges in our segment reporting format:

	Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011	2012	2011
University of Phoenix	$535	$—	$22,245	$3,846	$45,158
Apollo Global — Other	2,681	—	2,681	—	2,681
Corporate	4,361	—	4,361	—	4,361
Restructuring and other charges	$7,577	$—	$29,287	$3,846	$52,200
The following table details the changes in our restructuring liability by type of cost during the nine months ended May 31, 2012:

($ in thousands)	Non-Cancelable Lease Obligations and Related Costs, Net	Employee Severance and Other Benefits	Other Restructuring Related Costs	Total
Balance at August 31, 2011(1)	$17,802	$—	$—	$17,802
Expense incurred	22,692	2,681	4,361	29,734
Interest accretion	1,368	—	—	1,368
Payments	(6,391)	(2,681)	(654)	(9,726)
Balance at May 31, 2012(1)	$35,471	$—	$3,707	$39,178
(1) The current portion of our restructuring liability was $16.2 million and $3.2 million as of May 31, 2012 and August 31, 2011, respectively.
During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and have determined we will no longer derive a future economic benefit. The leases on these facilities were classified as operating leases and we recorded $38.7 million of aggregate charges on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Excluding adjustments resulting from changes in estimates and interest accretion charges, we do not expect to incur additional charges associated with the abandoned facilities.
During the third quarter of fiscal year 2012, we implemented a reduction in force at UNIACC to better align its operations with its refined business model and outlook following its loss of institutional accreditation. Refer to Note 7, Goodwill and Intangible Assets, for a discussion of this change in accreditation. In connection with this reduction in force, we incurred $2.7 million of employee severance and other benefit costs principally representing non-direct student servicing personnel. We do not expect to incur additional charges associated with this restructuring activity.
We also incurred $4.4 million of costs during the third quarter of fiscal year 2012 principally attributable to services received from third party consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in our Corporate caption.
Although we expect to implement additional restructuring activities as we reengineer business processes as discussed above, we have not yet finalized our initiatives or committed to any further specific restructuring activities. Accordingly, while future charges and associated savings related to these activities could be substantial, the nature, timing and amount cannot be estimated at this time.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 5. Acquisitions
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, a publisher of research-based math curricula and adaptive learning software for a cash purchase price of $75.0 million. In a separate transaction completed on September 12, 2011, we acquired related technology from Carnegie Mellon University for $21.5 million payable over a 10-year period. We incurred transaction costs of $1.7 million in connection with these acquisitions with the majority included in general and administrative expense in our fiscal year 2011 operating results. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools to help raise student achievement in mathematics, which is expected to support improved retention and graduation rates at University of Phoenix. Given our postsecondary focus, we are currently evaluating strategic alternatives for a potential sale of the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market, but have not yet committed to any specific plan of disposition.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

As noted above, we also acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. We accounted for this transaction as an asset purchase. Accordingly, we recorded an asset and corresponding liability totaling $14.4 million representing the present value of the future cash payments on the acquisition date using our incremental borrowing rate. The asset is included in intangible assets, net on our Condensed Consolidated Balance Sheets and is being amortized on a straight-line basis over a five year useful life. The liability is included in debt on our Condensed Consolidated Balance Sheets and is being accreted over the 10-year period, with the accretion expense recorded in interest expense on our Condensed Consolidated Statements of Income.
Carnegie Learning’s operating results are included in our condensed consolidated financial statements from the date of acquisition. We have not provided pro forma information because Carnegie Learning’s results of operations are not significant to our consolidated results of operations.
Note 6. Accounts Receivable, Net
Accounts receivable, net consists of the following as of May 31, 2012 and August 31, 2011:

($ in thousands)	May 31, 2012	August 31, 2011
Student accounts receivable	$282,642	$324,324
Less allowance for doubtful accounts	(110,202)	(128,897)
Net student accounts receivable	172,440	195,427
Other receivables	19,225	20,140
Total accounts receivable, net	$191,665	$215,567
Student accounts receivable primarily represents amounts due related to tuition and educational services. The following table summarizes the activity in allowance for doubtful accounts for the three and nine months ended May 31, 2012 and 2011:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2012	2011	2012	2011
Beginning allowance for doubtful accounts	$118,946	$159,882	$128,897	$192,857
Provision for uncollectible accounts receivable	35,430	39,217	108,009	141,666
Write-offs, net of recoveries	(44,174)	(53,172)	(126,704)	(188,596)
Ending allowance for doubtful accounts	$110,202	$145,927	$110,202	$145,927
Note 7. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill from August 31, 2011 to May 31, 2012 are as follows:

		Apollo Global
($ in thousands)	University of Phoenix	BPP	Other	Other Schools	Total Goodwill
Goodwill as of August 31, 2011	$37,018	$50,694	$30,275	$15,310	$133,297
Goodwill acquired(1)	34,794	—	—	—	34,794
Impairment(2)	—	—	(11,912)	—	(11,912)
Currency translation adjustment	—	(5,085)	(2,876)	—	(7,961)
Goodwill as of May 31, 2012	$71,812	$45,609	$15,487	$15,310	$148,218
(1) Goodwill acquired resulted from our acquisition of Carnegie Learning during the first quarter of fiscal year 2012. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $11.9 million of UNIACC’s goodwill during the first quarter of fiscal year 2012. See below for further discussion.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Intangible assets, net consist of the following as of May 31, 2012 and August 31, 2011:

	May 31, 2012				August 31, 2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Finite-lived intangible assets
Software and technology(1)	$42,389	$(6,076)	$—	$36,313	$3,600	$(3,450)	$—	$150
Student and customer relationships(1)	14,109	(5,593)	(1,406)	7,110	9,477	(6,538)	(1,284)	1,655
Copyrights	20,891	(15,262)	(786)	4,843	20,891	(11,521)	(422)	8,948
Other(2)	12,878	(10,024)	(1,224)	1,630	15,102	(9,049)	(1,166)	4,887
Total finite-lived intangible assets	90,267	(36,955)	(3,416)	49,896	49,070	(30,558)	(2,872)	15,640
Indefinite-lived intangible assets
Trademarks(1), (2)	108,961	—	(5,083)	103,878	98,849	—	(737)	98,112
Accreditations and designations(2)	7,260	—	(472)	6,788	7,456	—	(91)	7,365
Total indefinite-lived intangible assets	116,221	—	(5,555)	110,666	106,305	—	(828)	105,477
Total intangible assets, net	$206,488	$(36,955)	$(8,971)	$160,562	$155,375	$(30,558)	$(3,700)	$121,117
(1) We acquired certain intangible assets during the first quarter of fiscal year 2012 as a result of our acquisition of Carnegie Learning. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $4.9 million of UNIACC’s intangible assets during the first quarter of fiscal year 2012. See below for further discussion.
On September 1, 2011, we early adopted the principles of ASU 2011-08 which simplifies how an entity tests goodwill for impairment by providing an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative analysis may consider many factors, including general economic conditions, industry and market conditions, financial performance and key business drivers of the reporting unit, and potential changes to significant assumptions used in the most recent fair value analysis. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, we proceed with performing the two-step quantitative goodwill impairment test. For further discussion of our two step impairment test process, including valuation methods we employ and critical assumptions and estimates used in determining the fair value of a reporting unit, refer to our 2011 Annual Report on Form 10-K.
At May 31, 2012, we completed our annual goodwill impairment analysis for the following reporting units:

•	University of Phoenix,

•	ULA, and

•	Western International University.
For University of Phoenix and Western International University, we performed qualitative assessments that included consideration of the factors discussed above and the fact that the fair value of these reporting units exceeded their respective carrying values in their most recent annual tests by a substantial margin of at least 50%. Based on our assessments, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
For our ULA reporting unit, we performed the step one quantitative goodwill impairment test and determined the fair value exceeded the carrying value of its net assets and its goodwill was not impaired. The excess as a percentage of fair value was approximately 25%. We determined fair value using the discounted cash flow valuation method which utilized key assumptions that were substantially consistent with our prior annual impairment test.
As of May 31, 2012, we also tested indefinite-lived intangibles consisting primarily of trademarks and accreditations totaling $17.3 million, which includes $14.1 million related to the Carnegie Learning trademark. We performed a fair value analysis of these indefinite-lived intangibles and determined there was no impairment.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

UNIACC Reporting Unit
In November 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC has appealed the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
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
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangibles utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangibles totaling $11.9 million and $3.9 million, respectively, were impaired.
We also evaluated UNIACC’s remaining long-lived assets, including property and equipment and finite-lived intangibles, for recoverability and determined certain finite-lived intangibles were impaired totaling $1.0 million. In the first quarter of fiscal year 2012, UNIACC’s goodwill and other intangibles impairment charges in the aggregate were $16.8 million, with no income tax benefit as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.
Note 8. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of May 31, 2012:

		Fair Value Measurements at Reporting Date Using
($ in thousands)	May 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$645,812	$645,812	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$651,758	$645,812	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$1,829	$—	$1,829	$—
Total liabilities at fair value on a recurring basis	$1,829	$—	$1,829	$—

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
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of May 31, 2012 and August 31, 2011, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities — Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Interest rate swap — We have an interest rate swap with a notional amount of $36.0 million as of May 31, 2012 used to minimize the interest rate exposure on a portion of BPP’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At May 31, 2012, the carrying value of our debt, excluding capital leases, was $70.1 million. The majority of our debt is variable interest rate debt and the carrying amount approximates fair value.
We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, there were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3)  during the nine months ended May 31, 2012.
Liabilities measured at fair value on a nonrecurring basis during the first nine months of fiscal year 2012 consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Nine Months Ended May 31, 2012
Liabilities:
Other liabilities:
Restructuring obligations	$22,692	$—	$—	$22,692	$(22,692)
Total liabilities at fair value on a nonrecurring basis	$22,692	$—	$—	$22,692	$(22,692)

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the first nine months of fiscal year 2012, we recorded aggregate initial restructuring obligations at fair value of $22.7 million associated with abandoning certain leased facilities as part of a real estate rationalization plan. We recorded the restructuring obligation liabilities on the dates we ceased use of the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 4, Restructuring and Other Charges.
Note 9. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of May 31, 2012 and August 31, 2011:

($ in thousands)	May 31, 2012	August 31, 2011
Salaries, wages and benefits	$105,616	$93,763
Accrued legal and other professional obligations(1)	61,544	197,957
Accrued advertising	41,534	50,172
Deferred rent and other lease liabilities	19,839	18,869
Curriculum materials	13,686	16,198
Unsettled share repurchases	10,244	—
Student refunds, grants and scholarships	6,530	17,360
Other	52,226	54,618
Total accrued and other current liabilities	$311,219	$448,937
(1) Accrued legal and other professional obligations as of August 31, 2011 includes $145.0 million associated with our agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) litigation. Refer to Note 15, Commitments and Contingencies.
Other long-term liabilities consist of the following as of May 31, 2012 and August 31, 2011:

($ in thousands)	May 31, 2012	August 31, 2011
Deferred rent and other lease liabilities	$88,556	$74,136
Uncertain tax positions	29,249	22,277
Deferred gains on sale-leasebacks	26,392	28,490
Restructuring obligations	22,982	14,604
Other	36,458	24,832
Total other long-term liabilities	$203,637	$164,339

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 10. Debt
Debt and short-term borrowings consist of the following as of May 31, 2012 and August 31, 2011:

($ in thousands)	May 31, 2012	August 31, 2011
Revolving Credit Facility, see terms below	$—	$493,322
BPP Credit Facility, see terms below	38,439	47,603
Capital lease obligations	55,852	36,512
Other, see terms below	31,703	21,572
Total debt	125,994	599,009
Less short-term borrowings and current portion of long-term debt	(35,827)	(419,318)
Long-term debt	$90,167	$179,691

•
Revolving Credit Facility — During the third quarter of fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.

We borrowed substantially all of our credit line under our previous revolving credit facility as of August 31, 2011, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). The weighted average interest rate on these borrowings at August 31, 2011 was 2.8%, and we repaid the entire amount during the first quarter of fiscal year 2012.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2012.

•
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $81.5 million as of May 31, 2012) secured credit agreement (the “BPP Credit Facility”). During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.1 million as of May 31, 2012). The BPP Credit Facility contains term debt, which was used to refinance BPP’s debt in fiscal year 2010, and revolving credit facilities used for working capital and general corporate purposes. The BPP credit facility will expire on August 31, 2013.

The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of May 31, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at May 31, 2012 and August 31, 2011 was 2.7% and 4.0%, respectively.

•
Other Debt — As of May 31, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions. Other debt also includes $8.1 million of variable rate debt and $9.6 million of fixed rate debt as of May 31, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at May 31, 2012 and August 31, 2011 was 5.2% and 6.1%. respectively.

Refer to Note 8, Fair Value Measurements, for discussion of the fair value of our debt.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 11. Income Taxes
We determine our interim income tax provision by estimating our effective income tax rate expected to be applicable for the full fiscal year. Our effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions and the relative amount of income we earn in such jurisdictions. In determining our full year estimate, we do not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.
The decrease in the current portion of our net deferred tax assets as of May 31, 2012 compared to August 31, 2011 was principally attributable to the reversal of a deferred tax asset related to our $145.0 million settlement payment associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter, which became deductible in the third quarter of fiscal year 2012. Refer to Note 15, Commitments and Contingencies.
We are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.
Note 12. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the nine months ended May 31, 2012 and May 31, 2011:

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-controlling (Deficit) Interests
	Stated Value	Stated Value			Retained Earnings				Total Equity
($ in thousands)				Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(742,016)	—	—	(742,016)	—	(742,016)
Treasury stock issued under stock purchase plans	—	—	(1,037)	4,926	—	—	3,889	—	3,889
Treasury stock issued under stock incentive plans	—	—	(19,660)	26,292	—	—	6,632	—	6,632
Net tax effect for stock incentive plans	—	—	(3,937)	—	—	—	(3,937)	—	(3,937)
Share-based compensation	—	—	59,438	—	—	—	59,438	—	59,438
Currency translation adjustment, net of tax	—	—	—	—	—	(7,912)	(7,912)	(1,490)	(9,402)
Net income (loss)	—	—	—	—	347,230	—	347,230	(4,393)	342,837
Balance as of May 31, 2012	$103	$1	$103,528	$(3,835,973)	$4,667,702	$(31,673)	$903,688	$(2,258)	$901,430

	Common Stock
	Class A	Class B	Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-controlling (Deficit) Interests
	Stated Value	Stated Value			Retained Earnings				Total Equity
($ in thousands)				Cost
Balance as of August 31, 2010	$103	$1	$46,865	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	(420,022)	—	—	(420,022)	—	(420,022)
Treasury stock issued under stock purchase plans	—	—	(1,748)	6,172	—	—	4,424	—	4,424
Treasury stock issued under stock incentive plans	—	—	(10,110)	15,927	—	—	5,817	—	5,817
Net tax effect for stock incentive plans	—	—	(2,888)	—	—	—	(2,888)	—	(2,888)
Share-based compensation	—	—	50,453	—	—	—	50,453	—	50,453
Currency translation adjustment, net of tax	—	—	—	—	—	6,773	6,773	863	7,636
Change in fair value of auction-rate securities, net of tax	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions(1)	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	383,815	—	383,815	(31,955)	351,860
Balance as of May 31, 2011	$103	$1	$82,572	$(2,805,711)	$4,131,860	$(23,940)	$1,384,885	$8,473	$1,393,358
(1) There was no change in our 85.6% ownership interest in Apollo Global during the nine months ended May 31, 2011.
Share Reissuances
During the three months ended May 31, 2012 and 2011, we issued approximately 0.1 million and 0.2 million shares, respectively, and during the nine months ended May 31, 2012 and 2011, we issued approximately 0.6 million and 0.4 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the third quarter of fiscal year 2012, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $300 million. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
We repurchased approximately 9.0 million and 4.1 million shares of our Apollo Group Class A common stock at a total cost of $329.0 million and $167.3 million during the three months ended May 31, 2012 and 2011, respectively. This represented weighted average purchase prices of $36.41 and $40.26 per share during the respective periods. During the nine months ended May 31, 2012 and 2011, we repurchased approximately 17.1 million and 10.6 million shares of our Apollo Group Class A common stock at a total cost of approximately $736.0 million and $418.7 million, respectively. This represented weighted average purchase prices of $43.02 and $39.48 per share during the respective periods. At May 31, 2012, $10.2 million was recorded in accrued and other current liabilities on our Condensed Consolidated Balance Sheets for repurchased shares that settled subsequent to May 31, 2012.
As of May 31, 2012, approximately $63.5 million remained available under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 21,000 and 18,000 shares of Class A common stock for $0.8 million and $0.8 million during the three months ended May 31, 2012 and 2011, respectively. During the nine months ended May 31, 2012 and 2011, we repurchased approximately 126,000 and 32,000 shares of Class A common stock for $6.0 million and $1.3 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and do not fall under the repurchase program described above.
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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2012	2011	2012	2011
Net income attributable to Apollo (basic and diluted)	$134,034	$212,440	$347,230	$383,815
Basic weighted average shares outstanding	118,134	139,856	124,560	142,845
Dilutive effect of stock options	1	70	25	91
Dilutive effect of restricted stock units and performance share awards	658	417	750	286
Diluted weighted average shares outstanding	118,793	140,343	125,335	143,222
Earnings per share:
Basic income per share attributable to Apollo	$1.13	$1.52	$2.79	$2.69
Diluted income per share attributable to Apollo	$1.13	$1.51	$2.77	$2.68
During the three months ended May 31, 2012 and 2011, approximately 8.6 million and 9.5 million, respectively, of our stock options outstanding and approximately 317,000 and 27,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

During the nine months ended May 31, 2012 and 2011, approximately 8.7 million and 9.5 million, respectively, of our stock options outstanding and approximately 10,000 and 279,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 14. Share-Based Compensation
The table below details share-based compensation expense for the three and nine months ended May 31, 2012 and 2011:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2012	2011	2012	2011
Instructional and student advisory	$6,518	$7,598	$20,641	$19,319
Marketing	1,533	1,347	5,473	4,056
Admissions advisory	405	585	1,277	1,742
General and administrative	10,490	10,433	32,047	25,336
Share-based compensation expense	$18,946	$19,963	$59,438	$50,453
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 3,000 and 12,000 stock options during the three and nine months ended May 31, 2012, respectively. The weighted average grant date fair value was $14.20 and $16.64 for the three and nine months ended May 31, 2012, respectively, and the weighted average exercise price of these options was $42.41 and $45.74 for the three and nine months ended May 31, 2012, respectively. As of May 31, 2012, there was approximately $17.9 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options and stock appreciation rights. These costs are expected to be recognized over a weighted average period of 1.45 years.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 161,000 and 247,000 restricted stock units and performance share awards during the three and nine months ended May 31, 2012, respectively, that had a weighted average grant date fair value of $38.71 and $40.86, respectively. As of May 31, 2012, there was approximately $80.0 million of total unrecognized share-based compensation expense, net of forfeitures, related to unvested restricted stock units and performance share awards. These costs are expected to be recognized over a weighted average period of 1.87 years.
During the third quarter of fiscal year 2012, we increased the number of Class A shares reserved for issuance under our Amended and Restated 2000 Stock Incentive Plan by 3.5 million shares.
Note 15. Commitments and Contingencies
Contingencies Related to Litigation and Other Proceedings
The following is a description of pending litigation, settlements, and other proceedings that fall outside the scope of ordinary and routine litigation incidental to our business.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, relating to alleged false and misleading statements in connection with our failure to publicly disclose the contents of a preliminary U.S. Department of Education program review report. After various post-trial challenges, the case was returned to the trial court in March 2011 to administer the shareholder claims process. In September 2011, we entered into an agreement in principle with the plaintiffs to settle the litigation for $145.0 million, which was preliminarily approved by the Court on November 28, 2011. On April 20, 2012, the Court approved the settlement agreement and entered an order of final judgment and dismissal. In connection with approval of the settlement agreement and the dismissal of the lawsuit, the Court also vacated the related judgment against us and the individual defendants.
Under the settlement agreement and during the third quarter of fiscal year 2012, the $145.0 million we had previously deposited into a common fund account in December 2011 was paid to the plaintiffs. As of February 29, 2012, the settlement amount was included in accrued and other current liabilities and the corresponding deposit was presented as restricted funds held for legal

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

matter on our Condensed Consolidated Balance Sheets.
As of May 31, 2012, we have accrued an estimate of a portion of the $23.2 million of defense costs that were advanced to us and other defendants in this shareholder litigation, and estimated future legal costs that may be incurred in resolving the dispute with our insurers regarding whether we are required to reimburse these funds. Because of the many questions of fact and law that may arise, the outcome of the dispute with our insurance carriers is uncertain at this point. However, we do not believe the potential exposure in excess of our accrual is material.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss and oral argument on the motion was held before the Court on October 17, 2011. On October 27, 2011, the Court granted our motion to dismiss and granted plaintiffs leave to amend. On December 6, 2011, the lead plaintiffs filed an Amended Consolidated Class Action Complaint, which alleges similar claims against the same defendants. On January 9, 2012, we filed a motion to dismiss the Amended Consolidated Class Action Complaint. On June 22, 2012, the Court granted our motion to dismiss and entered a judgment in our favor.
We cannot at this time predict whether or not the plaintiffs will appeal this dismissal. Based on information available to us at present, we cannot reasonably estimate a range of loss, if any, for this action and, accordingly, we have not accrued any liability associated with this action.
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
On March 31, 2011, the U.S. District Court for the District of Arizona dismissed the case with prejudice and entered judgment in our favor. Plaintiffs filed a motion for reconsideration of this ruling, and the Court denied this motion on April 2, 2012. On April 27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, and their appeal remains pending before that Court. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

and, accordingly, we have not accrued any liability associated with this action.
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
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas, since transferred on plaintiff’s motion to the Eastern District of Virginia. The case is entitled, Digital Vending Services International, LLC vs. The University of Phoenix, et al, Case Number 2:09cv555 (JBF-TEM). The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment and seeks injunctive relief and substantial damages, including royalties as a percentage of our net revenue over a multi-year period. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us.
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
Plaintiff appealed the order granting our summary judgment motion to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We filed a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment, which the Federal Circuit denied on May 25, 2012. Accordingly, the case has been remanded to the U.S. District Court for the Eastern District of Virginia for further proceedings, the outcome of which remains uncertain at this point.
As of May 31, 2012, we have accrued an immaterial amount principally reflecting a rejected settlement offer we made during the third quarter of fiscal year 2012, as well as additional legal costs that we may incur in this matter.
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
In August 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during fiscal year 2011. The agreement, in which we do not admit any liability, is subject to final approval by the Court. On June 18, 2012, the Court preliminarily approved the settlement and granted the parties’ motion to certify the class of plaintiffs for settlement purposes. We expect a final approval hearing for the settlement will be held later this year.
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

•
Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. The case is entitled, Smith v. Sperling, et al, Case Number CV-11-0722-PHX-PGR. On February 3, 2012, the Company and the individual defendants filed motions to dismiss the case, which are currently pending with the Court. Oral argument on the defendants’ motion to dismiss is scheduled for July 9, 2012.

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

to enter an injunction, but the matter is set for a further hearing on September 17, 2012. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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
During April 2012, we received notification from the Enforcement Division of the Securities and Exchange Commission requesting documents and information relating to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts. We are cooperating fully with the Securities and Exchange Commission in connection with this investigation. We cannot predict the eventual scope or outcome of this investigation.

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
The HLC began its previously scheduled comprehensive evaluation visits of University of Phoenix in March 2012, and Western International University in May 2012.
UNIACC
As discussed in Note 7, Goodwill and Intangible Assets, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC has appealed the decision. In addition, in June 2012, UNIACC received a letter from a local prosecutor’s office in Santiago, Chile requesting that UNIACC voluntarily provide documents relating to UNIACC’s relationship with a former UNIACC employee who served as a member of the National Accreditation Commission until March 2012, as well as documents relating to UNIACC’s relationship with that individual’s consulting firm and spouse. We are evaluating the request and we intend to cooperate fully. At this time, we cannot predict the eventual scope or course of the inquiry or whether it will impact our pending appeal of the Commission’s decision not to renew UNIACC’s accreditation.
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
A summary of financial information by reportable segment is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2012	2011	2012	2011
Net revenue
University of Phoenix	$1,011,683	$1,112,543	$2,954,064	$3,273,018
Apollo Global:
BPP	74,672	77,371	207,702	209,136
Other	22,224	22,864	58,745	60,002
Total Apollo Global	96,896	100,235	266,447	269,138
Other Schools	20,016	23,038	56,326	67,233
Corporate	2,213	21	2,213	1,512
Total net revenue	$1,130,808	$1,235,837	$3,279,050	$3,610,901

Operating income (loss):
University of Phoenix(1)	$241,210	$356,259	$673,990	$995,332
Apollo Global:
BPP(2)	11,978	14,449	15,684	(194,644)
Other(1), (3)	(7,884)	(5,158)	(43,715)	(25,009)
Total Apollo Global	4,094	9,291	(28,031)	(219,653)
Other Schools	2,450	2,980	4,278	4,361
Corporate(1)	(22,200)	(22,042)	(53,934)	(49,476)
Total operating income	225,554	346,488	596,303	730,564
Reconciling items:
Interest income	219	867	1,085	2,635
Interest expense	(2,830)	(2,383)	(6,618)	(6,207)
Other, net	(402)	(1,862)	(44)	(1,603)
Income from continuing operations before income taxes	$222,541	$343,110	$590,726	$725,389
(1) University of Phoenix, Apollo Global — Other and Corporate include charges associated with our restructuring activities. Refer to Note 4, Restructuring and Other Charges.
(2) BPP’s operating loss in the nine months ended May 31, 2011 includes $219.9 million of goodwill and other intangibles impairment charges.
(3) Apollo Global — Other’s operating loss for the nine months ended May 31, 2012 includes $16.8 million of goodwill and other intangibles impairment charges. Refer to Note 7, Goodwill and Intangible Assets.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

	May 31, 2012	August 31, 2011
($ in thousands)
Assets:
University of Phoenix	$993,873	$1,016,005
Apollo Global:
BPP	286,285	303,107
Other	111,551	146,490
Total Apollo Global	397,836	449,597
Other Schools	18,426	24,073
Corporate	859,809	1,780,031
Total assets	$2,269,944	$3,269,706

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
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services for more than 35 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”);

•	Western International University, Inc. (“Western International University”);

•	Universidad Latinoamericana (“ULA”); and

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).
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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
University of Phoenix Enrollment and Certain Operating Trends. We are focused on enhancing student experiences and outcomes. In furtherance of this, we have implemented a number of important changes and initiatives in recent years to transition our business to more effectively support our students and enhance their educational outcomes. Some of these changes have contributed to the subsequent decline in University of Phoenix enrollment. We believe University of Phoenix New Degreed Enrollment also has been adversely impacted by the following additional factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•	changes in economic conditions; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved our student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.

•
Restructuring. We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We are focused on aligning our operations with our business strategy, which includes optimizing our cost structure. Although we expect to implement additional restructuring activities as we reengineer business processes, we have not yet finalized our initiatives or committed to any further specific restructuring activities. Accordingly, while future charges and associated savings related to these activities could be substantial, the nature, timing and amount cannot be estimated at this time.

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

•
Executive Order on Military and Veterans Benefits Programs. On April 27, 2012, President Obama issued an executive order regarding the establishment of principles for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (the “Post-9/11 GI Bill”) and the Department of Defense Tuition Assistance Program. The executive order requires the Departments of Defense, Veterans Affairs and Education to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures on costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included and the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, are required to submit a plan to strengthen enforcement and compliance on or before July 27, 2012. These Principles could increase the cost of delivering educational services to our military and veteran students.

•
U.S. Congressional Hearings and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”), regarding various aspects of the education industry that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees, and we intend to continue being responsive to Congress in this regard. We have been advised by the HELP Committee staff that a final report with regard to proprietary institutions is in preparation and that it will be released by the Committee in July 2012. As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

In addition to possible reductions in federal student financial aid, state-funded student financial aid also may be reduced as many states grapple with their own historic budget shortfalls, including California, as described below.

•
California Grant Program (“Cal Grants”). In California, the state in which we conduct the most business by revenue, University of Phoenix students are eligible for Cal Grants, the principal state-funded grant program. The Governor and the state legislature have proposed several changes to the Cal Grant program for the student aid year beginning July 1, 2012 which, if adopted, could reduce the award amount or eliminate the eligibility of some or all of our new and continuing students with regard to these grants. Our students received approximately $20 million of grants under the Cal Grant Program in fiscal year 2011 and we estimate they would receive approximately $21 million in fiscal year 2012. These changes could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage, as discussed below.

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

•
Rulemaking Initiatives. In October 2010 and June 2011, the U.S. Department of Education promulgated new rules related to Title IV program integrity issues and foreign school issues. The most significant of these rules for our business are the following:

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

Most of the rules were effective in July 2011. The rules regarding the metrics for determining whether an academic program prepares students for gainful employment are effective on July 1, 2012. On June 21, 2012, the Department released data to educational institutions showing the calculation of the gainful employment metrics for the federal fiscal year 2011 for each of the institution’s covered programs. These data are for informational purposes only, as the gainful employment regulations are not effective until July 1, 2012. We have evaluated this recently released data, and we continue to believe that substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.
In May 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. In January 2012, two negotiation teams began their work on regulations relating to teacher preparation and student loan issues. These negotiations concluded in April 2012, and under the rulemaking protocol, the Department will issue a Notice of Proposed Rulemaking for public comment before promulgating final regulations on these issues. We expect the Department will issue notices of proposed rulemaking which, among other things, address modifications to student loan repayment plans and procedures, as well as new regulations defining high quality teacher preparation programs for determining the academic program’s eligibility to participate in Title IV programs. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.
In May 2012, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations under the Higher Education Act designed to prevent fraud and otherwise ensure proper use of Title IV program funds, especially within the context of current technologies. In particular, the regulations intend to address the use of debit cards and other banking mechanisms for disbursing federal student aid, to improve and streamline the campus-based aid programs, and regulatory changes to further help institutions prevent fraudulent student activity. Public hearings were held in May 2012 and the Department anticipates committee negotiations will begin in September 2012. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/index.html.

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

Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from Title IV programs for military personnel to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If this or other proposals are adopted as proposed, University of Phoenix would have to make material changes to its business to remain eligible to participate in Title IV programs, which could materially and adversely affect our business. In addition, reductions in the Cal Grant program in California as discussed above, and other state-funded student financial aid programs also could adversely impact our compliance with the 90/10 rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.

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

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S. Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts equals or exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-

year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort equals or exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rate equals or exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. For University of Phoenix and Western International University, the trial three-year cohort default rates for the 2008 cohort were 21.1% and 16.3%, respectively. The University of Phoenix and Western International University draft three-year cohort default rates for the 2009 cohort, which will be finalized in September 2012, were 26.7% and 14.7%, respectively.

•
Information Technology. We are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure. However, the transition from our legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions, that could adversely impact our business. Refer to System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business in Part II, Item 1A, Risk Factors.

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

2.
UNIACC Accreditation. On November 17, 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC has appealed the decision. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs. We cannot predict the magnitude of any further reduction at this time and if the loss of institutional accreditation is not reversed and continues to decrease demand among students who seek government loans or otherwise reduces demand for potential students, the university’s viability could be materially and adversely affected. Based principally on these developments, we recorded goodwill and other intangibles impairment charges of $16.8 million during the first quarter of fiscal year 2012. Refer to Critical Accounting Policies and Estimates in this MD&A.

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

4.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). During the first quarter of fiscal year 2012, we entered into an agreement in principle with the plaintiffs to settle a securities class action lawsuit entitled In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, for $145.0 million. On April 20, 2012, the Court approved the settlement agreement and entered an order of final judgment and dismissal. In connection with approval of the settlement agreement and the dismissal of the lawsuit, the Court also vacated the related judgment against us and the individual defendants. Under the settlement agreement and during the third quarter of fiscal year 2012, the $145.0 million we had previously deposited into a common fund account in December 2011 was paid to the plaintiffs. Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.

5.	Changes in Directors and Executive Officers. The following changes in directors and executive officers have occurred during fiscal year 2012:

•	During the first quarter of fiscal year 2012, Samuel A. DiPiazza, Jr. resigned from the Board of Directors;

•	Dino J. DeConcini chose not to stand for reelection at the annual meeting of the holders of Class B common stock and therefore his term of service ended January 9, 2012;

•	During the second quarter of fiscal year 2012, Richard H. Dozer was appointed to our Board of Directors;

•	During the second quarter of fiscal year 2012, Charles B. Edelstein announced that he will retire as co-CEO and director as of August 26, 2012;

•	During the third quarter of fiscal year 2012, Allen R. Weiss was appointed to our Board of Directors;

•	In June 2012, Secretary Margaret Spellings was appointed to our Board of Directors; and

•
On June 21, 2012, K. Sue Redman, a member of our Board of Directors since 2006, informed the Board of Directors that she has decided not to stand for reelection as a director when her term expires at the next annual meeting of our Class B shareholders.

6.
University of Phoenix Academic Annual Report. In February 2012, University of Phoenix published its fourth Academic Annual Report, which we believe provides a transparent assessment of how well University of Phoenix is serving its students’ needs which guides its continuous improvement.

7.
Securities and Exchange Commission. In March 2012, the staff of the Securities and Exchange Commission notified us that its informal inquiry into our revenue recognition practices had been completed and that the staff did not intend to recommend any enforcement action by the Commission.

During April 2012, we received notification from the Enforcement Division of the Securities and Exchange Commission requesting documents and information relating to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts. We are cooperating fully with the Securities and Exchange Commission in connection with this investigation. We cannot predict the eventual scope or outcome of this investigation.

8.
Revolving Credit Agreement. In April 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaces our previous revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017.

Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2011 Annual Report on Form 10-K. Included below is an update for certain of our Critical Accounting Policies and Estimates as of May 31, 2012.
Goodwill and Intangible Assets
Our goodwill and indefinite-lived intangible assets by reportable segment are summarized below:

	Annual Impairment Test Date	Goodwill as of		Indefinite-lived Intangibles as of
($ in thousands)		May 31, 2012	August 31, 2011	May 31, 2012	August 31, 2011
University of Phoenix	May 31	$71,812	$37,018	$14,100	$—
Apollo Global — BPP	July 1	45,609	50,694	93,381	97,662
Apollo Global — Other
ULA	May 31	13,906	15,591	2,234	2,504
Western International University	May 31	1,581	1,581	—	—
UNIACC(1)	May 31	—	13,103	951	5,311
Other Schools
CFFP	August 31	15,310	15,310	—	—
(1) We recorded a $16.8 million impairment charge for UNIACC’s goodwill and other intangibles during the first quarter of fiscal year 2012. See further discussion below.
On September 1, 2011, we early adopted the principles of ASU 2011-08 which simplifies how an entity tests goodwill for impairment by providing an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Our qualitative analysis may consider many factors, including general economic conditions, industry and market conditions, financial performance and key business drivers of the reporting unit, and potential changes to significant assumptions used in the most recent fair value analysis. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, we proceed with performing the two-step quantitative goodwill impairment test. For further discussion of our two step impairment test process, including valuation methods we employ and critical assumptions and estimates used in determining the fair value of a reporting unit, refer to our 2011 Annual Report on Form 10-K.
At May 31, 2012, we completed our annual goodwill impairment analysis for the following reporting units:

•	University of Phoenix,

•	ULA, and

•	Western International University.
For University of Phoenix and Western International University, we performed qualitative assessments that included consideration of the factors discussed above and the fact that the fair value of these reporting units exceeded their respective carrying values in their most recent annual tests by a substantial margin of at least 50%. Based on our assessments, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
For our ULA reporting unit, we performed the step one quantitative goodwill impairment test and determined the fair value exceeded the carrying value of its net assets and its goodwill was not impaired. The excess as a percentage of fair value was approximately 25%. We determined fair value using the discounted cash flow valuation method which utilized key assumptions that were substantially consistent with our prior annual impairment test.
As of May 31, 2012, we also tested indefinite-lived intangibles consisting primarily of trademarks and accreditations totaling $17.3 million, which includes $14.1 million related to the Carnegie Learning trademark. We performed a fair value analysis of these indefinite-lived intangibles and determined there was no impairment.

UNIACC Reporting Unit
Refer to Fiscal Year 2012 Significant Events to Date - UNIACC Accreditation in this MD&A for discussion of UNIACC’s institutional accreditation. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis for UNIACC in the first quarter of fiscal year 2012.
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
Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangibles utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangibles totaling $11.9 million and $3.9 million, respectively, were impaired.
We also evaluated UNIACC’s remaining long-lived assets, including property and equipment and finite-lived intangibles, for recoverability and determined certain finite-lived intangibles were impaired totaling $1.0 million. In the first quarter of fiscal year 2012, UNIACC’s goodwill and other intangibles impairment charges in the aggregate were $16.8 million, with no income tax benefit as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011.
As discussed in the Overview of this MD&A, we believe some of our initiatives to enhance the student experience and outcomes have contributed to the subsequent decline in University of Phoenix enrollment. Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved our student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
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
Three months ended May 31, 2012 compared to the three months ended May 31, 2011
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended May 31,
	2012	2011	% of Net Revenue		% Change
($ in thousands)			2012	2011
Net revenue	$1,130,808	$1,235,837	100.0%	100.0%	(8.5)%
Costs and expenses:
Instructional and student advisory	470,112	458,145	41.6%	37.1%	2.6%
Marketing	158,881	161,034	14.1%	13.0%	(1.3)%
Admissions advisory	95,290	99,923	8.4%	8.1%	(4.6)%
General and administrative	88,084	87,857	7.8%	7.1%	0.3%
Depreciation and amortization	45,155	41,125	4.0%	3.3%	9.8%
Provision for uncollectible accounts receivable	35,430	39,217	3.1%	3.2%	(9.7)%
Restructuring and other charges	7,577	—	0.7%	—%	*
Litigation charge	4,725	2,048	0.4%	0.2%	*
Total costs and expenses	905,254	889,349	80.1%	72.0%	1.8%
Operating income	225,554	346,488	19.9%	28.0%	(34.9)%
Interest income	219	867	—%	0.1%	(74.7)%
Interest expense	(2,830)	(2,383)	(0.2)%	(0.2)%	(18.8)%
Other, net	(402)	(1,862)	—%	(0.1)%	78.4%
Income from continuing operations before income taxes	222,541	343,110	19.7%	27.8%	(35.1)%
Provision for income taxes	(88,159)	(130,385)	(7.8)%	(10.6)%	32.4%
Income from continuing operations	134,382	212,725	11.9%	17.2%	(36.8)%
Income from discontinued operations, net of tax	—	540	—%	0.1%	*
Net income	134,382	213,265	11.9%	17.3%	(37.0)%
Net income attributable to noncontrolling interests	(348)	(825)	—%	(0.1)%	57.8%
Net income attributable to Apollo	$134,034	$212,440	11.9%	17.2%	(36.9)%
* not meaningful
Net Revenue
Our net revenue decreased $105.0 million, or 8.5%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 9.1% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $12.0 million, or 2.6%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 450 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes. This was partially offset by a decrease in costs that are more variable in nature such as faculty and certain advisory functions.
Marketing
Marketing expenses decreased $2.2 million, or 1.3%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 110 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs. This was substantially offset by higher employee compensation costs primarily attributable to our Workforce Solutions team, which is responsible for establishing relationships with employers and community colleges that we believe will lead to increased enrollment from those sources.
Admissions Advisory
Admissions advisory decreased $4.6 million, or 4.6%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 30 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower admissions advisory headcount, partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses increased $0.2 million, or 0.3%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 70 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to our net revenue decline.
Depreciation and Amortization
Depreciation and amortization increased $4.0 million, or 9.8%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 70 basis point increase as a percentage of net revenue. The increase was principally attributable to $3.1 million of intangible asset amortization in the third quarter of fiscal year 2012 as a result of the Carnegie Learning acquisition, and increased capital expenditures and capital leases in recent years primarily related to information technology. The increase was partially offset by a decrease in amortization of BPP intangible assets.
We acquired $51.4 million of finite-lived intangible assets as a result of the Carnegie Learning acquisition and purchase of related technology. The estimated future amortization of our aggregate finite-lived intangible assets is as follows:

($ in thousands)
Remainder of fiscal year 2012	$4,798
2013	15,022
2014	11,683
2015	9,608
2016	8,502
Thereafter	283
Total estimated future amortization expense	$49,896
Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $3.8 million, or 9.7%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011, which represents a 10 basis point decrease as a percentage of net revenue. The decrease in expense was primarily attributable to reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment. See definition of Degreed Enrollment and further discussion in Analysis of Operating Results by Reportable Segment.

Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We are focused on aligning our operations with our business strategy, which includes optimizing our cost structure. The following table details the charges incurred for the three months ended May 31, 2012 and 2011, and the cumulative costs associated with these activities:

	Three Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$535	$—	$41,312
Employee severance and other benefits	2,681	—	6,527
Other restructuring related costs	4,361	—	4,361
Restructuring and other charges	$7,577	$—	$52,200
The following table summarizes the above restructuring and other charges in our segment reporting format:

	Three Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$535	$—	$45,158
Apollo Global — Other	2,681	—	2,681
Corporate	4,361	—	4,361
Restructuring and other charges	$7,577	$—	$52,200
During fiscal year 2011, we initiated a plan to rationalize our real estate portfolio in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and have determined we will no longer derive a future economic benefit. The leases on these facilities were classified as operating leases and we recorded $38.7 million of aggregate charges on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Excluding adjustments resulting from changes in estimates and interest accretion charges, we do not expect to incur additional charges associated with the abandoned facilities. We expect this restructuring activity will save approximately $10 million to $15 million in annualized operating lease costs for the next several years.
During the third quarter of fiscal year 2012, we implemented a reduction in force at UNIACC to better align its operations with its refined business model and outlook following its loss of institutional accreditation. Refer to Overview —Fiscal Year 2012 Significant Events to Date in this MD&A for a discussion of this change in accreditation. In connection with this reduction in force, we incurred $2.7 million of employee severance and other benefit costs principally representing non-direct student servicing personnel. We do not expect to incur additional charges associated with this restructuring activity.
We also incurred $4.4 million of costs during the third quarter of fiscal year 2012 principally attributable to services received from third party consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in our Corporate caption.
Although we expect to implement additional restructuring activities as we reengineer business processes as discussed above, we have not yet finalized our initiatives or committed to any further specific restructuring activities. Accordingly, while future charges and associated savings related to these activities could be substantial, the nature, timing and amount cannot be estimated at this time.

Litigation Charge
During the third quarter of fiscal year 2012, we recorded a $4.7 million charge reflecting a rejected settlement offer we made in connection with the Patent Infringement Litigation and estimated future legal costs that we may incur in this matter. We recorded a $2.0 million charge in the third quarter of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.
Interest Income
Interest income decreased $0.6 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 principally attributable to lower average cash balances during fiscal year 2012.
Interest Expense
Interest expense increased $0.4 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 principally due to an increase in capital lease obligations.
Other, Net
Other, net in the third quarter of fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 39.6% and 38.0% for the third quarters of fiscal year 2012 and 2011, respectively. The increase in our effective tax rate was primarily due to a $9.6 million tax benefit recorded during the third quarter of fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010. This increase was partially offset by reduced state taxes principally attributable to resolution with the Arizona Department of Revenue during the fourth quarter of fiscal year 2011 regarding the apportionment of income for Arizona corporate income tax purposes. For further discussion, refer to our 2011 Annual Report on Form 10-K.

Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Three Months Ended May 31,		$ Change	% Change
($ in thousands)	2012	2011
Net revenue
University of Phoenix	$1,011,683	$1,112,543	$(100,860)	(9.1)%
Apollo Global:
BPP	74,672	77,371	(2,699)	(3.5)%
Other	22,224	22,864	(640)	(2.8)%
Total Apollo Global	96,896	100,235	(3,339)	(3.3)%
Other Schools	20,016	23,038	(3,022)	(13.1)%
Corporate(1)	2,213	21	2,192	*
Total net revenue	$1,130,808	$1,235,837	$(105,029)	(8.5)%
Operating income (loss)
University of Phoenix	$241,210	$356,259	$(115,049)	(32.3)%
Apollo Global:
BPP	11,978	14,449	(2,471)	(17.1)%
Other	(7,884)	(5,158)	(2,726)	(52.8)%
Total Apollo Global	4,094	9,291	(5,197)	(55.9)%
Other Schools	2,450	2,980	(530)	(17.8)%
Corporate(1)	(22,200)	(22,042)	(158)	(0.7)%
Total operating income	$225,554	$346,488	$(120,934)	(34.9)%
* not meaningful
(1) The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The operating loss for Corporate in the third quarter of fiscal year 2012 includes $4.4 million of restructuring and other charges as discussed further above. The operating loss for Corporate in the third quarter of fiscal year 2011 includes $2.0 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago).
University of Phoenix
The $100.9 million, or 9.1%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollment partially offset by selective tuition price and other fee changes implemented July 1, 2011, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts, were generally in the range of 3-5%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs, which generally provide higher net revenue per student.
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

The following table details University of Phoenix enrollment for the third quarter of fiscal years 2012 and 2011:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
	Quarter Ended May 31,		% Change	Quarter Ended May 31,		% Change	Quarter Ended May 31,		% Change
(rounded to the nearest hundred)	2012	2011		2012	2011		2012(3)	2011(4)
Associate’s	112,100	147,900	(24.2)%	21,400	23,400	(8.5)%	115,100	151,700	(24.1)%
Bachelor’s	178,300	184,500	(3.4)%	22,100	24,000	(7.9)%	178,900	182,900	(2.2)%
Master’s	48,900	58,500	(16.4)%	7,400	7,900	(6.3)%	49,900	59,800	(16.6)%
Doctoral	7,000	7,500	(6.7)%	600	700	(14.3)%	7,200	7,500	(4.0)%
Total	346,300	398,400	(13.1)%	51,500	56,000	(8.0)%	351,100	401,900	(12.6)%
(1) Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter;

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
(3) Represents the average of Degreed Enrollment for the quarters ended February 29, 2012 and May 31, 2012.
(4) Represents the average of Degreed Enrollment for the quarters ended February 28, 2011 and May 31, 2011.
University of Phoenix Average Degreed Enrollment decreased 12.6% in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. Some of our initiatives to enhance the student experience and outcomes in recent years have contributed to this decline in enrollment. We believe New Degreed Enrollment also has been adversely impacted by the following additional factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•	changes in economic conditions; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved our student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
Operating income in our University of Phoenix segment decreased $115.0 million, or 32.3%, during the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. This decrease was primarily attributable to the following:

•	The 9.1% decrease in University of Phoenix net revenue;

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

•	A $4.7 million charge associated with the Patent Infringement Litigation as discussed above.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

•	Lower advertising costs,

•	Lower headcount in advisory and certain other functions; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
Apollo Global net revenue decreased $3.3 million in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 primarily due to the unfavorable impact of foreign exchange rates. The decreased operating income was principally attributable to a $2.7 million restructuring charge at UNIACC as discussed further above, and increased costs in the third quarter of fiscal year 2012 associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College.
Other Schools
The decrease in Other Schools net revenue and operating income during the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was principally attributable to a decrease in the number of client institutions serviced by IPD. The decrease in IPD’s client institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011.

Nine months ended May 31, 2012 compared to the nine months ended May 31, 2011
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Nine Months Ended May 31,
	2012	2011	% of Net Revenue		% Change
($ in thousands)			2012	2011
Net revenue	$3,279,050	$3,610,901	100.0%	100.0%	(9.2)%
Costs and expenses:
Instructional and student advisory	1,356,409	1,335,601	41.4%	37.0%	1.6%
Marketing	483,980	484,392	14.7%	13.4%	(0.1)%
Admissions advisory	298,083	315,958	9.1%	8.8%	(5.7)%
General and administrative	252,028	257,075	7.7%	7.1%	(2.0)%
Depreciation and amortization	133,438	117,369	4.1%	3.3%	13.7%
Provision for uncollectible accounts receivable	108,009	141,666	3.3%	3.9%	(23.8)%
Restructuring and other charges	29,287	3,846	0.9%	0.1%	*
Goodwill and other intangibles impairment	16,788	219,927	0.5%	6.1%	*
Litigation charge	4,725	4,503	0.1%	0.1%	*
Total costs and expenses	2,682,747	2,880,337	81.8%	79.8%	(6.9)%
Operating income	596,303	730,564	18.2%	20.2%	(18.4)%
Interest income	1,085	2,635	—%	0.1%	(58.8)%
Interest expense	(6,618)	(6,207)	(0.2)%	(0.2)%	(6.6)%
Other, net	(44)	(1,603)	—%	—%	97.3%
Income from continuing operations before income taxes	590,726	725,389	18.0%	20.1%	(18.6)%
Provision for income taxes	(247,889)	(376,016)	(7.5)%	(10.4)%	34.1%
Income from continuing operations	342,837	349,373	10.5%	9.7%	(1.9)%
Income from discontinued operations, net of tax	—	2,487	—%	—%	*
Net income	342,837	351,860	10.5%	9.7%	(2.6)%
Net loss attributable to noncontrolling interests	4,393	31,955	0.1%	0.9%	(86.3)%
Net income attributable to Apollo	$347,230	$383,815	10.6%	10.6%	(9.5)%
* not meaningful
Net Revenue
Our net revenue decreased $331.9 million, or 9.2%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 9.7% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. See further discussion of net revenue by reportable segment at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $20.8 million, or 1.6%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents a 440 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes. This was partially offset by a decrease in costs that are more variable in nature such as faculty and certain advisory functions.
Marketing
Marketing expenses decreased $0.4 million, or 0.1%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents a 130 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs. This was substantially offset by higher employee compensation costs primarily attributable to our Workforce Solutions team, which is responsible for establishing relationships with employers and community colleges that we believe will lead to increased enrollment from those sources.
Admissions Advisory
Admissions advisory decreased $17.9 million, or 5.7%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents a 30 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower admissions advisory headcount, partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses decreased $5.0 million, or 2.0%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents a 60 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily due to our net revenue decline and an increase in share-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $16.1 million, or 13.7%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents an 80 basis point increase as a percentage of net revenue. The increase was principally attributable to increased capital expenditures and capital leases in recent years primarily related to information technology, and $8.9 million of intangible asset amortization in the first nine months of fiscal year 2012 as a result of the Carnegie Learning acquisition. The increase was partially offset by a decrease in amortization of BPP intangible assets and the absence of depreciation of office buildings for which we entered into a sale-leaseback arrangement in the third quarter of fiscal year 2011. Refer to Three months ended May 31, 2012 compared to the three months ended May 31, 2011 above for the estimated future amortization of our aggregate finite-lived intangible assets.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $33.7 million, or 23.8%, in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, which represents a 60 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

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

Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We are focused on aligning our operations with our business strategy, which includes optimizing our cost structure. The following table details the charges incurred for the nine months ended May 31, 2012 and 2011, and the cumulative costs associated with these activities:

	Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$22,245	$—	$41,312
Employee severance and other benefits	2,681	3,846	6,527
Other restructuring related costs	4,361	—	4,361
Restructuring and other charges	$29,287	$3,846	$52,200

The following table summarizes the above restructuring and other charges in our segment reporting format:

	Nine Months Ended May 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$22,245	$3,846	$45,158
Apollo Global — Other	2,681	—	2,681
Corporate	4,361	—	4,361
Restructuring and other charges	$29,287	$3,846	$52,200
Refer to Three months ended May 31, 2012 compared to the three months ended May 31, 2011 for further discussion of our restructuring activities.
Goodwill and Other Intangibles Impairment
During the first quarter of fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively. Refer to Critical Accounting Policies and Estimates in this MD&A. During the first nine months of fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles of $197.7 million and $22.2 million, respectively.
Litigation Charge
During the first nine months of fiscal year 2012, we recorded a $4.7 million charge reflecting a rejected settlement offer we made in connection with the Patent Infringement Litigation and estimated future legal costs that we may incur in this matter. We recorded charges of $4.5 million in the first nine months of fiscal year 2011 for incremental post-judgment interest and future estimated legal costs related to the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). See Note 15, Commitments and Contingencies, in Item 1, Financial Statements.
Interest Income
Interest income decreased $1.6 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 principally attributable to lower average cash balances during fiscal year 2012.
Interest Expense
Interest expense increased $0.4 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 principally due to an increase in capital lease obligations.
Other, Net
Other, net in the first nine months of fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 42.0% and 51.8% for the first nine months of fiscal year 2012 and 2011, respectively. The decrease was primarily attributable to the following:

•	BPP goodwill and other intangibles impairment in fiscal year 2011 discussed above; and

•
our state effective rate decreased due to resolution with the Arizona Department of Revenue in the fourth quarter of fiscal year 2011 regarding the apportionment of income for Arizona corporate income tax purposes. For further discussion, refer to our 2011 Annual Report on Form 10-K.

These factors were partially offset by the following:

•
a $9.6 million tax benefit recorded during the third quarter of fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010; and

•	the $16.8 million nondeductible UNIACC goodwill and other intangibles impairment in fiscal year 2012 discussed above.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, during the first nine months of fiscal year 2011 was principally attributable to a $1.6 million tax benefit realized in connection with the sale of Insight Schools, Inc.

Net Loss Attributable to Noncontrolling Interests
The decrease in net loss attributable to noncontrolling interests during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was principally attributable to Apollo Global’s noncontrolling shareholder’s portion of BPP’s $219.9 million goodwill and other intangibles impairment in fiscal year 2011. This was partially offset by Apollo Global’s noncontrolling shareholder’s portion of UNIACC’s $16.8 million goodwill and other intangibles impairment in fiscal year 2012.
Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Nine Months Ended May 31,		$ Change	% Change
($ in thousands)	2012	2011
Net revenue
University of Phoenix	$2,954,064	$3,273,018	$(318,954)	(9.7)%
Apollo Global:
BPP	207,702	209,136	(1,434)	(0.7)%
Other	58,745	60,002	(1,257)	(2.1)%
Total Apollo Global	266,447	269,138	(2,691)	(1.0)%
Other Schools	56,326	67,233	(10,907)	(16.2)%
Corporate(1)	2,213	1,512	701	*
Total net revenue	$3,279,050	$3,610,901	$(331,851)	(9.2)%
Operating income (loss)
University of Phoenix	$673,990	$995,332	$(321,342)	(32.3)%
Apollo Global:
BPP	15,684	(194,644)	210,328	*
Other	(43,715)	(25,009)	(18,706)	(74.8)%
Total Apollo Global	(28,031)	(219,653)	191,622	*
Other Schools	4,278	4,361	(83)	(1.9)%
Corporate(1)	(53,934)	(49,476)	(4,458)	(9.0)%
Total operating income	$596,303	$730,564	$(134,261)	(18.4)%
* not meaningful
(1) The Corporate caption in our segment reporting includes adjustments to reconcile segment results to consolidated results, which primarily consist of net revenue and corporate charges that are not allocated to our reportable segments. The operating loss for Corporate in the first nine months of fiscal year 2012 includes $4.4 million of restructuring and other charges as discussed further above. The operating loss for Corporate in the first nine months of fiscal year 2011 includes $4.5 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago).
University of Phoenix
The $319.0 million, or 9.7%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollment partially offset by selective tuition price and other fee changes implemented July 1, 2011, which varied by geographic area, program, and degree level. In aggregate, these tuition price and other fee changes, including increased discounts, were generally in the range of 3-5%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs, which generally provide higher net revenue per student.
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

The following table details University of Phoenix enrollment for the first nine months of fiscal years 2012 and 2011:

	Average Degreed Enrollment			Aggregate New Degreed Enrollment(3)
	Nine Months Ended May 31,		% Change	Nine Months Ended May 31,		% Change
(rounded to the nearest hundred)	2012(1)	2011(2)		2012	2011
Associate’s	124,200	170,400	(27.1)%	67,700	66,300	2.1%
Bachelor’s	180,800	186,700	(3.2)%	70,200	67,700	3.7%
Master’s	51,700	63,600	(18.7)%	23,800	24,600	(3.3)%
Doctoral	7,300	7,500	(2.7)%	2,200	2,100	4.8%
Total	364,000	428,200	(15.0)%	163,900	160,700	2.0%
(1) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, and May 31, 2012.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, and May 31, 2011.
(3) Aggregate New Degreed Enrollment represents the sum of the first, second and third quarters New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 15.0% in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011. Some of our initiatives to enhance the student experience and outcomes in recent years have contributed to this decline in enrollment. Although University of Phoenix Aggregate New Degreed Enrollment increased 2.0% in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, we believe New Degreed Enrollment also has been adversely impacted by the following additional factors:

•	changes in marketing content and channels to better identify potential students more likely to succeed at University of Phoenix;

•	changes in economic conditions; and

•
a robust competitive environment. Refer to We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business in Part II, Item 1A, Risk Factors.

Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved our student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
Operating income in our University of Phoenix segment decreased $321.3 million, or 32.3%, during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011. This decrease was primarily attributable to the following:

•	The 9.7% decrease in University of Phoenix net revenue;

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

•	$22.2 million of restructuring and other charges as discussed above; and

•	A $4.7 million charge associated with the Patent Infringement Litigation as discussed above.

The above factors were partially offset by the following:

•	A decrease in bad debt expense primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment;

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

•	Lower headcount in admissions advisory and certain other functions;

•	Lower advertising costs; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
Apollo Global net revenue decreased $2.7 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 primarily due to the unfavorable impact of foreign exchange rates and lower enrollment at UNIACC. The decreased operating loss was due to the BPP $219.9 million goodwill and other intangibles impairment charge in the second quarter of fiscal year 2011. The decrease was also partially due to lower intangible asset amortization at BPP in fiscal year 2012. These two factors were partially offset by UNIACC’s $16.8 million goodwill and other intangibles impairment in fiscal year 2012, along with increased costs during the first nine months of fiscal year 2012 associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College.
Other Schools
The decrease in Other Schools net revenue during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was principally attributable to a decrease in the number of client institutions serviced by IPD. The decrease in IPD’s client institutions is in part due to modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011. The decrease in IPD’s operating income during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was substantially offset by lower costs associated with Meritus University, Inc., which we closed in fiscal year 2011.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at May 31, 2012 and August 31, 2011:

			% of Total Assets at
	May 31, 2012	August 31, 2011	May 31, 2012	August 31, 2011	% Change
($ in thousands)
Cash and cash equivalents	$602,144	$1,571,664	26.5%	48.1%	(61.7)%
Restricted cash and cash equivalents	353,884	379,407	15.6%	11.6%	(6.7)%
Total	$956,028	$1,951,071	42.1%	59.7%	(51.0)%

Cash and cash equivalents (excluding restricted cash) decreased $969.5 million primarily due to $731.8 million used for share repurchases, $508.4 million used for payments on borrowings, $85.7 million used for capital expenditures, and $73.7 million used for the purchase of Carnegie Learning. These items were partially offset by $415.8 million of cash provided by operations, which was adversely impacted by our $145.0 million payment during fiscal year 2012 to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 15, Commitments and Contingencies, in Item 1, Financial Statements.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At May 31, 2012, we had money market funds of $645.8 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
Debt
Revolving Credit Facility — During the third quarter of fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility provides a multi-currency sub-limit facility for borrowings in certain specified foreign currencies.
We borrowed substantially all of our credit line under our previous revolving credit facility as of August 31, 2011, which included £63.0 million denominated in British Pounds (equivalent to $103.2 million as of August 31, 2011). The weighted average interest rate on these borrowings at August 31, 2011 was 2.8%, and we repaid the entire amount during the first quarter of fiscal year 2012.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at May 31, 2012.
BPP Credit Facility — In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $81.5 million as of May 31, 2012) secured credit agreement (the “BPP Credit Facility”). During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.1 million as of May 31, 2012). The BPP Credit Facility contains term debt, which was used to refinance BPP’s debt in fiscal year 2010, and revolving credit facilities used for working capital and general corporate purposes. The BPP credit facility will expire on August 31, 2013.
The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of May 31, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at May 31, 2012 and August 31, 2011 was 2.7% and 4.0%, respectively.
Other Debt — As of May 31, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions, in Item 1, Financial Statements. Other debt also includes $8.1 million of variable rate debt and $9.6 million of fixed rate debt as of May 31, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at May 31, 2012 and August 31, 2011 was 5.2% and 6.1%. respectively.

Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2012	2011
Net income	$342,837	$351,860
Non-cash items	339,118	519,130
Changes in assets and liabilities, excluding the impact of business acquisition and disposition	(266,180)	(122,438)
Net cash provided by operating activities	$415,775	$748,552
Nine Months Ended May 31, 2012 — Our non-cash items primarily consisted of $133.4 million of depreciation and amortization, a $108.0 million provision for uncollectible accounts receivable, $59.4 million of share-based compensation, $16.8 million for goodwill and other intangibles impairments, and $31.4 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•
a $123.6 million decrease in accrued and other liabilities principally attributable to our $145.0 million payment to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), which was partially offset by an increase in our restructuring liability;

•	an $85.8 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	a $35.2 million decrease in student deposits principally attributable to the timing of course starts at BPP and the enrollment decline at University of Phoenix; and

•	a $32.7 million decrease in deferred revenue principally attributable to the enrollment decline at University of Phoenix.
The above changes were partially offset by a $25.5 million decrease in restricted cash principally attributable to the enrollment decline at University of Phoenix.
Nine Months Ended May 31, 2011 — Our non-cash items primarily consisted of a $219.9 million goodwill and other intangibles impairment, a $141.7 million provision for uncollectible accounts receivable, $117.4 million of depreciation and amortization, and $50.5 million of share-based compensation. The changes in assets and liabilities primarily consisted of the following:

•	a $89.9 million decrease in student deposits principally attributable to lower enrollment;

•	an $81.2 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	a $60.8 million decrease in deferred revenue principally attributable to lower enrollment.
These above changes were partially offset by a $67.7 million decrease in restricted cash and cash equivalents principally attributable to lower enrollment, an increase in accrued and other liabilities and a decrease in prepaid taxes.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of May 31, 2012, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 20 days, as compared to 23 days as of August 31, 2011 and May 31, 2011.

Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2012	2011
Capital expenditures	$(85,702)	$(119,726)
Acquisition, net of cash acquired	(73,736)	—
Proceeds from disposition	3,285	9,612
Proceeds from sale-leaseback	—	169,018
Collateralization of letter of credit	—	126,615
Maturities of marketable securities	—	10,000
Other investing activities	(1,694)	—
Net cash (used in) provided by investing activities	$(157,847)	$195,519
Nine Months Ended May 31, 2012 — Cash used for investing activities primarily consisted of $85.7 million used for capital expenditures that primarily related to investments in our information technology, and $73.7 million used to acquire all of the stock of Carnegie Learning.
Nine Months Ended May 31, 2011— Cash provided by investing activities consisted of $169.0 million of proceeds from the sale-leaseback of office buildings in Phoenix, Arizona, $126.6 million from the return of collateral resulting from the release of a letter of credit, $10.0 million from marketable securities, and $9.6 million of proceeds from our sale of Insight Schools. This was partially offset by $119.7 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure and software.
Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Nine Months Ended May 31,
($ in thousands)	2012	2011
Apollo Group Class A common stock purchased for treasury	$(731,772)	$(408,220)
Payments on borrowings (net of proceeds from borrowings)	(506,012)	(413,643)
Noncontrolling interest contributions	—	6,875
Other financing activities	11,658	11,454
Net cash used in financing activities	$(1,226,126)	$(803,534)
Nine Months Ended May 31, 2012 — Cash used in financing activities primarily consisted of $731.8 million used for share repurchases and $506.0 million used for payments on borrowings (net of proceeds from borrowings).
Nine Months Ended May 31, 2011 — Cash used in financing activities primarily consisted of $413.6 million used for payments on borrowings (net of proceeds from borrowings), and $408.2 million used for share repurchases.
Subsequent to May 31, 2012, we repurchased approximately 0.5 million shares of our Apollo Group Class A common stock at a total cost of $15.0 million resulting in $48.5 million remaining under our share repurchase authorization.
Contractual Obligations and Other Commercial Commitments
During the first nine months of fiscal year 2012, we had the following material changes in our contractual obligations and other commercial commitments:

•	We repaid the entire amount borrowed on our previous revolving credit facility of $493.3 million as discussed in Debt above; and

•	We acquired technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. Refer to Note 5, Acquisitions, in Item 1, Financial Statements.
There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2011 through May 31, 2012. Information regarding our contractual obligations and commercial commitments is provided in our 2011 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The performance and reliability of our computer network and phone systems infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students and by our employees, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and on-ground operations. Only a portion of our critical systems are protected by a redundant disaster recovery infrastructure at a geographically remote data center and we are currently executing our plan to implement disaster recovery for other critical systems to allow timely recovery from catastrophic failure. For those systems not yet protected, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere, and could result in the loss of data. An event such as this may require equipping and restoring activities that could take up to several weeks to complete.
We also are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. Although these new systems are expected to improve the productivity, scalability, reliability and sustainability of our IT infrastructure, the transition from the legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions.
Any disruption in our IT systems, including the disruption from any loss of data, could significantly impact our operations, reduce student and prospective student confidence in our educational institutions, adversely affect our compliance with applicable regulations and accrediting body standards and have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not maintain material amounts of insurance in respect of some types of these disruptions, and there is no assurance that insurance proceeds, if available, would be adequate to compensate us for damages sustained due to these disruptions.
In addition, we are facing an increasing number of threats to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other system disruptions and security breaches, and from time to time we experience such disruptions and breaches. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary and personally identifiable information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the third quarter of fiscal year 2012, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $300 million of Apollo Group Class A common stock. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.
During the three months ended May 31, 2012, we repurchased approximately 9.0 million shares of our Class A common stock at a total cost of $329.0 million, representing a weighted average purchase price of $36.41 per share. The table below details our share repurchases during the three months ended May 31, 2012:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of February 29, 2012	65,674	$53.46	65,674	$93,023
New authorizations	—	—	—	—
Shares repurchased	2,186	42.33	2,186	(92,527)
Shares reissued	(24)	53.10	(24)	—
Treasury stock as of March 31, 2012	67,836	$53.10	67,836	$496
New authorizations	—	—	—	299,504
Shares repurchased	4,135	36.28	4,135	(150,000)
Shares reissued	(45)	52.13	(45)	—
Treasury stock as of April 30, 2012	71,926	$52.13	71,926	$150,000
New authorizations	—	—	—	—
Shares repurchased	2,713	31.86	2,713	(86,453)
Shares reissued	(1)	51.39	(1)	—
Treasury stock as of May 31, 2012	74,638	$51.39	74,638	$63,547
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended May 31, 2012.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Credit Agreement among Apollo Group, Inc., the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and U.S. Bank National Association, National Bank of Arizona, Morgan Stanley Bank, N.A. and Barclays Bank PLC, as Documentation Agents, dated as of April 18, 2012

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

101
The following financial information from our Quarterly report on Form 10-Q for the third quarter of fiscal year 2012, filed with the SEC on June 25, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 31, 2012 and August 31, 2011, (ii) the Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended May 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows from Continuing and Discontinued Operations for the nine months ended May 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation

Date: June 25, 2012

	By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

	By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer and Duly Authorized Signatory)