Form 10-K
period 2012-08-31
APOLLO GROUP INC
filed 2012-10-22
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: August 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑
No shares of Apollo Group, Inc. Class B common stock, its voting stock, are held by non-affiliates. The holders of Apollo Group, Inc. Class A common stock are not entitled to any voting rights. The aggregate market value of Apollo Group Class A common stock held by non-affiliates as of February 29, 2012 (last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4.6 billion.
The number of shares outstanding for each of the registrant’s classes of common stock as of October 12, 2012 is as follows:

Apollo Group, Inc. Class A common stock, no par value	111,933,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Information Statement for the 2013 Annual Meeting of Class B Shareholders (Part III)

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

Part I
Item 1 – Business
Overview
Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) is one of the world’s largest private education providers and has been an educational provider for approximately 40 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned educational subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. The acquisition allows us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools which we believe will help raise student achievement levels, and support improved retention and graduation rates at University of Phoenix. Refer to Note 5, Acquisitions, in Item 8, Financial Statements and Supplementary Data. In addition, we are developing a business, Apollo Education Services, through which we intend to begin providing a variety of educational delivery services to other higher education institutions.
In addition to these wholly-owned educational subsidiaries, we formed a joint venture with The Carlyle Group (“Carlyle”) in October 2007, called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. As of August 31, 2012, Apollo Group and Carlyle owned 85.6% and 14.4%, respectively. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad Latinoamericana (“ULA”) in Mexico; and

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile.
On December 3, 2011, Apollo Global entered into an agreement with HT Media Limited, an Indian media company, to participate in a start-up, 50:50 joint venture intended to develop and provide educational services and programs in India. HT Media Limited, which is based in New Delhi, India, publishes the Hindustan Times, Hindustan and Mint newspapers, among other business activities.
Subsequent to August 31, 2012, we purchased Carlyle’s remaining ownership interest in Apollo Global for $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. This transaction will be accounted for as an equity transaction resulting in the removal of Carlyle’s noncontrolling interest from our Consolidated Balance Sheets.
Our educational institutions are as follows:
University of Phoenix. University of Phoenix has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1978 and holds other programmatic accreditations. University of Phoenix offers associate’s, bachelor’s, master’s and doctoral degrees in a variety of program areas. University of Phoenix offers its educational programs worldwide through its online education delivery system and at its campus locations and learning centers throughout the United States, including the Commonwealth of Puerto Rico. University of Phoenix’s online programs are designed to provide consistency with University of Phoenix’s on-campus programs, which enhances University of Phoenix’s ability to expand into new markets while maintaining academic quality. University of Phoenix represented 91% of our total consolidated net revenue and more than 100% of our operating income in fiscal year 2012.
IPD. IPD provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, student admissions services, accounting and administrative services.
CFFP. CFFP has been accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools since 1994. CFFP provides financial services education programs, including a Master of Science in three majors, and certification programs in retirement, asset management and other financial planning areas. CFFP offers these programs online.

BPP. BPP is headquartered in London, England and offers professional training through schools located in the U.K., a European network of BPP offices and the sale of books and other publications globally. BPP University College, comprised of BPP Law School and BPP Business School, is the first proprietary institution to have been granted degree awarding powers in the United Kingdom and in July 2010 became the first private institution since 1976 to be awarded the title of “University College” by the U.K. During the fourth quarter of fiscal year 2012, BPP completed the sale of its subsidiary, Mander Portman Woodward (“MPW”), a U.K.-based secondary education institution, for £54.8 million (equivalent to $85.3 million as of the date of sale). Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
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
ULA. ULA carries authorization from Mexico’s Ministry of Public Education (Secretaría de Educación Publica), from the National Autonomous University of Mexico (Universidad Nacional Autónoma de México) for its high school and undergraduate psychology and law programs and by the Ministry of Education of the State of Morelos (Secretaría de Educación del Estado de Morelos) for its medicine and nutrition programs. ULA offers degree programs at its five campuses throughout Mexico.
UNIACC. UNIACC is an arts and communications university which offers bachelor’s and master’s degree programs at campuses in Chile and online.
Net Revenue
The following table presents net revenue for fiscal years 2012, 2011 and 2010 for each of our reportable segments:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
University of Phoenix	$3,882,980	$4,322,670	$4,498,325
Apollo Global	295,027	298,008	310,790
Other	75,330	90,371	97,498
Net revenue	$4,253,337	$4,711,049	$4,906,613
Refer to Note 18, Segment Reporting, in Item 8, Financial Statements and Supplementary Data, for the segment and related geographic information required by Items 101(b) and 101(d) of Regulation S-K, which information is incorporated by this reference.
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

University of Phoenix Enrollment
The following table details University of Phoenix enrollment for the indicated periods:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1), (5)
	Year Ended August 31,			Year Ended August 31,
(Rounded to the nearest hundred)	2012(2)	2011(3)	2010(4)	2012	2011	2010
Associate’s	119,900	163,500	204,200	88,100	90,500	187,700
Bachelor’s	179,200	186,000	178,500	93,700	94,900	131,300
Master’s	50,600	61,700	70,800	32,000	33,600	49,300
Doctoral	7,200	7,500	7,400	2,900	2,900	3,400
Total	356,900	418,700	460,900	216,700	221,900	371,700
(1) Refer to Students below for a description of the manner in which we calculate Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 and August 31, 2012.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, May 31, 2011 and August 31, 2011.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2009, November 30, 2009, February 28, 2010, May 31, 2010 and August 31, 2010.
(5) Aggregate New Degreed Enrollment represents the sum of the four quarters New Degreed Enrollment in the respective fiscal years.
General
We incorporated in Arizona in 1981 and maintain our principal executive offices at 4025 S. Riverpoint Parkway, Phoenix, Arizona 85040. Our telephone number is (480) 966-5394. Our website addresses are as follows:

• Apollo Group:	www.apollogrp.edu	• Apollo Global:	www.apolloglobal.us
• University of Phoenix:	www.phoenix.edu	• BPP:	www.bpp.com
• IPD:	www.ipd.org	• Western International University:	www.west.edu
• CFFP:	www.cffp.edu	• ULA:	www.ula.edu.mx
• Carnegie Learning:	www.carnegielearning.com	• UNIACC:	www.uniacc.cl
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2012, 2011, 2010, 2009 and 2008 relate to fiscal years 2012, 2011, 2010, 2009 and 2008, respectively.
Strategy
Our goal is to strengthen our position as a leading provider of high quality accessible education. Our principal focus is to provide innovative, high quality and impactful educational products and services in order for our students to maximize the benefit from their educational investment. We also look to engage our employer partners by developing programs that prepare our graduates with the skills and competencies employers need. We believe that providing a superior student experience, positioning our students to attain desired academic and life outcomes, and building strong employer connections are keys to building value for our shareholders. We intend to pursue our goal in a manner that is consistent with our core organizational values: have a passion for learning; embrace innovation; improve society; act with integrity; treat others as we would like to be treated; and empower excellence. These values provide the foundation for everything we do as a business.
The key themes of our strategic plan are as follows:

•
Build on and strengthen University of Phoenix. We are actively focused on creating a connection between education and careers, building academic quality and enhancing our student support services to help improve our students’ long-term success and outcomes, all of which are intended to differentiate University of Phoenix. To enhance our value proposition for students, we are further aligning our educational offerings with the learning outcomes students need to succeed in today’s and tomorrow’s workplace and with the skills required by today’s employers.

•
Identify attractive opportunities that leverage our core expertise. We are pursuing opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. We are actively pursuing quality opportunities to acquire or develop institutions of higher learning through Apollo Global and to provide educational services to other higher education institutions through our Apollo Education Services business.

To implement our strategy, we are working on a number of important initiatives including:

•	Upgrading our learning and data platforms to better support student learning;

•	Creating, acquiring, developing and implementing improved learning and support methods across our institutions;

•	Streamlining core processes to more efficiently deliver critical services;

•	Connecting education to careers by providing students with a course of study relevant to local employers; and

•	Forming educational partnerships with various corporations to provide programs specifically selected for their employees.
Industry Background
Domestic Postsecondary Education
The non-traditional education sector is a significant and growing component of the domestic postsecondary degree-granting education industry, which was estimated to be a $460 billion industry in 2010, according to the Digest of Education Statistics published in 2012 by the U.S. Department of Education’s National Center for Education Statistics (the “NCES”). According to the National Postsecondary Student Aid Study published in 2000 by the NCES, 73% of undergraduates in 1999-2000 were in some way non-traditional (defined as a student who delays enrollment, attends part-time, works full-time, is financially independent for purposes of financial aid eligibility, has dependents other than a spouse, is a single parent, or does not have a high school diploma). We believe that the proportion of today’s students who are non-traditional remains approximately the same. The non-traditional students typically are looking to improve their skills and enhance their earnings potential within the context of their careers. We believe that the demand for non-traditional education will continue to increase, due to the increasingly knowledge-based economy in the U.S.
Many non-traditional students, who we also refer to as working learners, seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. The education formats offered by our institutions enable working learners to attend classes and complete coursework on a more flexible schedule than many traditional universities offer.
Although an increasing proportion of colleges and universities are addressing the needs of working learners as discussed in Competition below, many traditional universities and institutions face the following challenges in effectively addressing the needs of working learners:

•
Traditional universities and colleges were designed to fulfill the educational needs of full-time students aged 18 to 24, and that industry sector remains the primary focus of these universities and institutions. This focus has resulted in a capital-intensive teaching/learning model that often is characterized by:

•	a high percentage of full-time, tenured faculty;

•	physical classrooms, library facilities and related full-time staff;

•	dormitories, student unions, and other significant physical assets to support the needs of full-time students; and

•	an emphasis on research and related laboratories, staff, and other facilities.

•
The majority of accredited colleges and universities continue to provide the bulk of their educational programming on an agrarian calendar with time off for traditional breaks. The traditional academic year runs from September to mid-December and from mid-January to May. As a result, many full-time faculty members only teach during that limited period of time. While this structure may serve the needs of full-time students, it limits the educational opportunity for working learners who must delay their education for up to four months during these traditional breaks.

•	Traditional universities and colleges may also be limited in their ability to provide the necessary student services applicable to working learners.
International Education
We believe that private education is playing an important role in advancing the development of education, specifically higher education and lifelong learning, in many countries around the world. In addition, we believe that postsecondary education outside of the U.S. is experiencing governmental funding constraints that create opportunities for a broader private sector role.

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
Our Programs
Our approximately 40 years as a provider of education enables us to provide students with quality education and responsive customer service at the undergraduate, master’s and doctoral levels. Our institutions have gained expertise in designing curriculum, recruiting and training faculty, monitoring academic quality, and providing a high level of support services to students. Our institutions offer the following:

•
Accredited Degree Programs. University of Phoenix, Western International University and CFFP are accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools. BPP’s University College has been granted degree-awarding powers by the United Kingdom’s Privy Council. Additionally, certain of our academic programs are accredited on a programmatic basis by appropriate accrediting entities. Refer to Accreditation and Jurisdictional Authorizations below.

•
Professional Examinations Training and Professional Development. BPP provides training and published materials for qualifications in accountancy (including tax), financial services, actuarial science, and insolvency. BPP also provides professional development through continuing education training and supplemental skills courses to post-qualification markets in finance, law, and general management. University of Phoenix and certain of our other institutions, including CFFP, also provide professional development education.

•
Benefits to Employers. We work closely with businesses and governmental agencies to meet their specific educational needs and have the ability to modify our existing programs or, in some cases, develop customized programs. University of Phoenix has formed educational partnerships with various corporations to provide programs specifically selected for their employees. In addition, our faculty members are often practitioners and employers who emphasize the skills desired by employers. We also conduct focus groups with business professionals, students and faculty members who provide feedback on the relevancy of course work. Our objective is to gain insight from these groups so that we can develop new courses and offer relevant subject matter that reflect the changing needs of the marketplace and prepare our students for today’s and tomorrow’s workplace. In addition, our flexible class schedules benefit employers by minimizing conflicts with employee work schedules.

Teaching Model and Degree Programs and Services
Domestic Postsecondary
Teaching Model
The teaching/learning models used by University of Phoenix were designed specifically to meet the educational needs of working learners, who seek accessibility, curriculum consistency, time and cost-effectiveness, and learning that has immediate application to the workplace. The models are structured to enable students who are employed full-time or have other commitments to earn their degrees and still meet their personal and professional responsibilities. Our focus on working, non-traditional, non-residential students minimizes the need for capital-intensive facilities and services like dormitories, student unions, food service, personal counseling, health care, sports and entertainment.
University of Phoenix has campus locations and learning centers throughout the United States, including the Commonwealth of Puerto Rico, and offers many students the flexibility to attend both on-campus and online classes. University of Phoenix online classes employ a proprietary online learning system. All classes are small and have mandatory participation requirements for both the faculty and the students. Each class is instructionally designed so that students have learning outcomes that are consistent with the outcomes of their on-campus counterparts. All online class materials are delivered electronically.

Components of our teaching/learning models at University of Phoenix for both online and on-campus classes include:

•
Curriculum. Faculty content experts design the curriculum for our programs at our domestic postsecondary institutions. This enables us to offer current and relevant standardized programs to our students. The curricula are designed to integrate academic theory and professional practice and their application to the workplace, and to provide for the achievement of specified educational outcomes that are based on input from faculty, students and employers. We are in the process of incorporating adaptive learning into our curricula to offer an individualized approach to learning.

•
Faculty. Substantially all University of Phoenix faculty possess either a master’s or doctoral degree. Faculty members typically have many years of experience in the field in which they instruct, and most teach on an adjunct basis. Our institutions have well-developed methods for hiring and training faculty, which include peer reviews of newly hired instructors by other members of the faculty, training in student instruction and grading, and teaching mentorships with more experienced faculty members. With courses designed to facilitate the application of knowledge and skills to the workplace, faculty members are able to share their professional knowledge and skills with the students.

•
Accessibility. Many of our academic programs may be accessed through a variety of delivery modes (electronically delivered, campus-based or a blend of both), which make our educational programs accessible, regardless of where the students work and live.

•
Class Schedule and Active Learning Environment. Courses are designed to encourage and facilitate collaboration among students and interaction with the instructor. The curriculum requires a high level of student participation for purposes of enhancing learning and increasing the student’s ability to work as part of a team. University of Phoenix students (other than associate’s degree students) are enrolled in five-to-eight week courses year round and complete classes sequentially, rather than concurrently. This permits students to focus their attention and resources on one subject at a time and creates a better balance between learning and ongoing personal and professional responsibilities. In addition to attending class, University of Phoenix students (other than associate’s degree students) meet weekly (online or in-person) as part of a three-to-five person learning team. Learning team sessions are an integral part of each University of Phoenix course to facilitate in-depth collaborative learning. Members work together to complete assigned group projects and develop communication and teamwork skills.

Our associate’s degree students attend nine week courses, offered in complementary pairs, year-round. Students and instructors interact electronically and non-simultaneously, resulting in increased access for students by allowing them to control the time and place of their participation.

•	Student Education Services. The following services are available to students and faculty, as applicable:

•	Electronic and other learning resources for their information and research needs;

•	Tutoring;

•	Centers for Math and Writing Excellence;

•	Adaptive learning tools;

•	Student workshops;

•	Career resources; and

•
PhoenixConnect, the University’s proprietary social media network, is used to support students in their academic programs. Each college has an online community manager who provides oversight and guidance with respect to college-related conversations in the network.

We are actively working on major learning platform enhancements designed to deliver highly personalized learning to students, ease the administrative burden on faculty, improve overall student and faculty experiences, and lead to better educational outcomes. In addition, we are focused on adapting our existing services and developing new services, such as diagnostic tools and individual learning plans, to specifically assist students who have limited or no higher education experience or otherwise may be unprepared to succeed in our academic programs.

•
Academic Quality. University of Phoenix has an academic quality assessment plan that measures whether the institution meets its mission and purposes. A major component of this plan is the assessment of student learning. To assess student learning, University of Phoenix measures whether graduates meet its programmatic and learning goals. The measurement is composed of the following four ongoing and iterative steps:

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
In February 2012, University of Phoenix published its fourth Academic Annual Report, which we believe provides a transparent assessment of how well University of Phoenix is serving its students’ needs, and which reflects its commitment to continuous improvement. The Academic Annual Report is available on the University of Phoenix website at www.phoenix.edu.
Degree Programs and Services
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
University of Phoenix and certain of our other institutions, including CFFP, also provide professional development education.
International
Teaching Model
Our international operations include full-time, part-time and distance learning courses for professional examination preparation, professional development training and various degree/certificate/diploma programs. Instructional models include face-to-face, online and blended learning (simultaneous and non-simultaneous) methodologies. Our international operations faculty members consist of both full-time and part-time professors and our recruitment standards and processes are appropriate for the respective markets in which we operate.
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
Our international institutions typically follow a course development process in which faculty members who are subject matter experts work with instructional designers to develop curriculum materials based on learning objectives provided by school academic officers. Curricula are tailored to the relevant standards applicable in each local market within which we operate.
Admissions Standards
Domestic Postsecondary
Undergraduate. To gain admission to undergraduate programs at University of Phoenix, students must have a high school diploma or a Certificate of General Educational Development, commonly referred to as GED, and satisfy employment requirements, if applicable, for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or to have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus. Students already in undergraduate programs at other schools may petition to be admitted to University of Phoenix on a provisional status if they do not meet certain criteria. Some programs have work requirements (e.g., nursing) such that students must have a certain amount of experience in given areas in order to be admitted. These work requirements vary by program, and not all programs have them.
In addition to the above requirements, we require substantially all prospective University of Phoenix associate’s and bachelor’s students with fewer than 24 incoming credits to participate in University Orientation. This program is a free, three-week orientation designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment. Students practice using the University of Phoenix learning system, learn techniques to be successful in college, and identify useful university services and resources.
Master’s. To gain admission to master’s programs at University of Phoenix, students must have an undergraduate degree from a regionally or nationally accredited college or university, satisfy the minimum grade point average requirement, and have relevant work experience, if applicable for their field of study. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam. Non-U.S. citizens attending a campus located in the U.S. are required to hold an approved visa or have been granted permanent residency. Additional requirements may apply to individual programs or to students who are attending a specific campus.
Doctoral. To gain admission to doctoral programs at University of Phoenix, students must generally have a master’s degree from a regionally accredited college or university, satisfy the minimum grade point average requirement, satisfy employment requirements as appropriate to the program applied for and have membership in a research library. Applicants whose native language is not English must take and pass the Test of English as a Foreign Language, Test of English for International Communication or the Berlitz® Online English Proficiency Exam.
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
University of Phoenix Degreed Enrollment for a quarter is composed of:

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

•	students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

The following table details University of Phoenix Degreed Enrollment by degree type and as a percentage of total for the indicated periods:

(Rounded to the nearest hundred)
Quarter:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

Q1 2010	205,400	45.1%	171,000	37.5%	71,900	15.8%	7,300	1.6%	455,600
Q2 2010	201,300	43.9%	178,000	38.8%	71,800	15.7%	7,500	1.6%	458,600
Q3 2010	212,100	44.5%	186,400	39.1%	70,400	14.8%	7,600	1.6%	476,500
Q4 2010	200,800	42.7%	193,600	41.1%	68,700	14.6%	7,700	1.6%	470,800
Q1 2011	177,200	40.4%	187,300	42.8%	66,000	15.1%	7,600	1.7%	438,100
Q2 2011	155,500	38.4%	181,200	44.7%	61,200	15.1%	7,400	1.8%	405,300
Q3 2011	147,900	37.1%	184,500	46.3%	58,500	14.7%	7,500	1.9%	398,400
Q4 2011	136,300	35.8%	183,100	48.1%	54,000	14.2%	7,400	1.9%	380,800
Q1 2012	130,300	34.9%	182,500	48.9%	52,900	14.2%	7,400	2.0%	373,100
Q2 2012	118,100	33.2%	179,400	50.4%	51,000	14.3%	7,300	2.1%	355,800
Q3 2012	112,100	32.4%	178,300	51.5%	48,900	14.1%	7,000	2.0%	346,300
Q4 2012	102,600	31.2%	172,600	52.6%	46,400	14.1%	6,800	2.1%	328,400
The following chart details quarterly Degreed Enrollment by degree type for the respective periods:

Degreed Enrollment
Associate's
Bachelor's
Master's
Doctoral
Total
500,000
450,000
400,000
350,000
300,000
250,000
200,000
150,000
100,000
50,000
0
Q1 '10
Q2 '10
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12

University of Phoenix New Degreed Enrollment
University of Phoenix New Degreed Enrollment for each quarter is composed of:

•	new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a credit bearing course in the quarter;

•	students who have previously graduated from a degree program and start a new degree program in the quarter; and

•	students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.

The following table details University of Phoenix New Degreed Enrollment by degree type and as a percentage of total for the indicated periods:

(Rounded to the nearest hundred)
Quarter:	Associate’s		Bachelor’s		Master’s		Doctoral		Total

Q1 2010	52,200	53.2%	32,100	32.7%	13,100	13.4%	700	0.7%	98,100
Q2 2010	43,100	49.3%	31,300	35.8%	12,200	13.9%	900	1.0%	87,500
Q3 2010	50,200	53.3%	31,700	33.7%	11,300	12.0%	900	1.0%	94,100
Q4 2010	42,200	45.9%	36,200	39.3%	12,700	13.8%	900	1.0%	92,000
Q1 2011	24,000	42.5%	22,800	40.3%	8,900	15.8%	800	1.4%	56,500
Q2 2011	18,900	39.2%	20,900	43.4%	7,800	16.2%	600	1.2%	48,200
Q3 2011	23,400	41.8%	24,000	42.9%	7,900	14.1%	700	1.2%	56,000
Q4 2011	24,200	39.5%	27,200	44.5%	9,000	14.7%	800	1.3%	61,200
Q1 2012	27,800	43.6%	26,100	41.0%	8,900	14.0%	900	1.4%	63,700
Q2 2012	18,500	38.0%	22,000	45.2%	7,500	15.4%	700	1.4%	48,700
Q3 2012	21,400	41.5%	22,100	42.9%	7,400	14.4%	600	1.2%	51,500
Q4 2012	20,400	38.7%	23,500	44.5%	8,200	15.5%	700	1.3%	52,800
The following chart details quarterly New Degreed Enrollment by degree type for the respective periods:

New Degreed Enrollment
Associate's
Bachelor's
Master's
Doctoral
Total
120,000
100,000
80,000
60,000
40,000
20,000
0
Q1 '10
Q2 '10
Q3 '10
Q4 '10
Q1 '11
Q2 '11
Q3 '11
Q4 '11
Q1 '12
Q2 '12
Q3 '12
Q4 '12

University of Phoenix Student Demographics
We have a diverse student population. The following tables provide the demographic characteristics of the students attending University of Phoenix courses in fiscal years 2012, 2011 and 2010:

Gender(1)	2012	2011	2010
Female	67.2%	67.7%	67.7%
Male	32.8%	32.3%	32.3%
	100.0%	100.0%	100.0%

Race/Ethnicity(2)	2012	2011	2010
African-American	28.8%	28.0%	28.1%
Asian/Pacific Islander	3.2%	3.2%	3.3%
Caucasian	48.7%	50.7%	51.9%
Hispanic	13.3%	12.4%	11.6%
Native American/Alaskan	1.2%	1.2%	1.2%
Other/Unknown	4.8%	4.5%	3.9%
	100.0%	100.0%	100.0%

Age(1)	2012	2011	2010
22 and under	12.3%	12.3%	12.1%
23 to 29	31.9%	32.0%	32.6%
30 to 39	32.9%	32.8%	32.7%
40 to 49	16.5%	16.4%	16.2%
50 and over	6.4%	6.5%	6.4%
	100.0%	100.0%	100.0%
(1) Based on students included in aggregate New Degreed Enrollment, which represents the sum of the four quarters New Degreed Enrollment in the respective fiscal years.
(2) Based on voluntary reporting by students included in New Degreed Enrollment. For 2012, 2011 and 2010, 71%, 68% and 66%, respectively, of the students attending University of Phoenix courses provided this information.
Marketing
While there is intense demand by working learners for a quality education, not everyone realizes that there is an option to get a degree while maintaining a job, a family and other life responsibilities. We engage in a broad range of advertising and marketing activities to educate potential students about our teaching/learning model and programs, including but not limited to online, broadcast, outdoor, print and direct mail. We are focused on enhancing our brand perception and utilizing our different communication channels to attract students who are more likely to persist in our programs. We are realigning our marketing efforts to better educate students about the options they have in higher learning and convey our value proposition and offerings to connect education to careers.
Brand
Brand advertising is intended to increase potential students’ understanding of our academic quality, 21st century innovative postsecondary education, commitment to service, academic outcomes and academic community achievements. Our brand is advertised primarily through national and regional broadcast, radio and print media. Brand advertising also serves to expand the addressable market and establish brand recognition and familiarity with our schools, colleges and programs on both a national and a local basis.
Internet
Many prospective students identify their education opportunities online through search engines, information and social network sites, various education portals on the Internet and school-specific sites such as our own phoenix.edu. We advertise on the Internet using search engine keywords, banners, and custom advertising placements on targeted sites, such as education portals, career sites, and industry-specific websites. We reduced our use of third-party operated sites and increased our use of branded media channels because we believe this approach will help us to better identify students who are more likely to persist in our educational programs. Our website, phoenix.edu, provides prospective students with relevant information about University of Phoenix and will continue to evolve with in-depth programmatic and education to careers content.
We intend to continue to employ the unique qualities of the Internet and its emerging technologies to enhance our brand among prospective students, and to improve our ability to deliver relevant messages to satisfy prospective students’ specific needs and requirements. New media technologies that we have begun to use to communicate with our current and prospective students include online social networks, mobile phone applications and emerging video advertising.
Sponsorships, Corporate Social Responsibility and Other
We build our presence in communities through sponsorships, advertising and event marketing to support specific activities, including local and national career events, academic lecture series, workshops and symposiums on various current topics of interest and through our corporate social responsibility outreach program. In addition, we utilize direct mail to expand our local presence by targeting individuals in specific career fields in which we offer programs and degrees.
Relationships with Employers and Community Colleges
We work closely with businesses and governmental agencies to meet their specific educational needs and have the ability to modify our existing programs or, in some cases, develop customized programs. These programs can be offered on-site at the employers’ offices or at select military bases.
Our Workforce Solutions team is responsible for establishing relationships with employers and community colleges that we believe will lead to increased enrollment from those sources.

•	University of Phoenix has formed educational partnerships with various corporations to provide programs specifically selected for their employees.

•
The University of Phoenix Community College Center of Excellence partners with community colleges across the U.S. to connect associate’s degree student graduates at community colleges with University of Phoenix bachelor’s degree programs. The Center of Excellence works with community colleges to, where possible, connect education to careers by providing students with a course of study relevant to local employers.

BPP enrolls the majority of its students through relationships with employers.
The Phoenix Prep Center
The Phoenix Prep Center serves prospective students by providing online tools, information, and resources that answer key questions and concerns for prospective students, including tests to assess a potential student’s academic abilities and readiness to pursue higher education, a tuition calculator and information on careers.
Competition
Domestic Postsecondary
The higher education industry is highly fragmented with no single private or public institution enjoying a significant market share. We compete primarily with traditional public and private two-year and four-year degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes.
An increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

We believe that the primary factors on which we compete are the following:

•	active and relevant curriculum development that considers the needs of employers;

•	career assessment and planning;

•	connecting career opportunities at America’s leading companies to our students and alumni;

•	relationships with community colleges;

•	the ability to provide flexible and convenient access to programs and classes;

•	the variety of geographic locations of campuses;

•	reliable and high-quality products and services;

•	comprehensive student support services;

•	differentiation of student services such as University Orientation and academic social networking;

•	breadth of programs offered;

•	the time necessary to earn a degree;

•	qualified and experienced faculty;

•	reputation of the institution and its programs; and

•	size of alumni network.
In our offerings of non-degree programs, we compete with a variety of business and information technology providers, primarily those in the proprietary training sector. Many of these competitors have significantly more market share in given geographical regions and longer-term relationships with key employers of potential students.
International
Competitive factors for our international schools vary by country and generally include the following:

•	breadth of programs offered;

•	active and relevant curriculum development that considers the needs of employers; and

•	reputation of programs and classes.
Employees
We believe that our employee relations are satisfactory. As of August 31, 2012, we had the following employees:

	Non-Faculty
	Full-Time	Part-Time	Faculty(1), (2)
University of Phoenix(2)	12,441	44	29,579
Apollo Global	1,811	167	2,462
Other	3,409	15	64
Total	17,661	226	32,105
(1) Most of our faculty members are adjunct, part-time faculty. Also includes 620 employees included in Non-Faculty who serve in both roles.
(2) University of Phoenix faculty includes those faculty who have taught in the last twelve months and are also eligible to be scheduled to teach future courses.
Subsequent to August 31, 2012, we adopted a plan to execute a strategic reduction in workforce. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Under the terms of a reciprocity agreement among the six regional accrediting associations, including the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which is the regional accreditor of University of Phoenix, representatives of each region in which a regionally accredited institution operates may participate in the evaluations for reaffirmation of accreditation of that institution by its accreditor.
In August 2010, HLC required University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. This followed the August 2010 report published by the U.S. Government Accountability Office of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. In July 2011, the Special Committee formed to review this matter completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions were significantly inadequate or inappropriate. HLC also stated that there remained significant questions and areas that University of Phoenix should work on improving. HLC is reviewing these areas of concern as part of its previously scheduled comprehensive reaffirmation evaluation visit, which began in March 2012.
In September 2012, HLC required University of Phoenix to provide a response to data submitted on University of Phoenix’s 2012 Institutional Annual Report. HLC reviews data from all of its accredited and candidate for accreditation member institutions. HLC identified three non-financial indicators for which it sought additional information:

•	Increase or decrease in full-time faculty of 25% or more from the prior year’s report;

•	Ratio of undergraduate full-time equivalent students to undergraduate full-time equivalent faculty of greater than 35 in the period reported; and

•	Three-year student loan default rate of 25% or more.
University of Phoenix expects to respond to HLC in late October 2012. HLC has indicated that it will assign several members of the current team reviewing University of Phoenix’s reaffirmation to evaluate University of Phoenix’s response to the report, and that their evaluation will become an appendix to the review team’s report on University of Phoenix’s reaffirmation.
Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.

Accreditation information for University of Phoenix and applicable programs is described in the chart below:

Institution/Program	Accrediting Body (Year Accredited)	Status
University of Phoenix	– The Higher Learning Commission of the North Central Association of Colleges and Schools (1978, reaffirmed in 1982, 1987, 1992, 1997, and 2002)	– Comprehensive evaluation visit by The Higher Learning Commission began in March 2012 - Refer to further discussion above
– Business programs	– Association of Collegiate Business Schools and Programs (2007)	– Reaffirmation visit expected in 2017
– Bachelor of Science in Nursing	– Commission on Collegiate Nursing Education (2005) – Previously accredited by National League for Nursing Accrediting Commission from 1989 to 2005	– Reaffirmation visit expected in 2020
– Master of Science in Nursing	– Commission on Collegiate Nursing Education (2005) – Previously accredited by National League for Nursing Accrediting Commission from 1996 to 2005	– Reaffirmation visit expected in 2020
– Master of Counseling in Clinical Mental Health (Phoenix and Tucson, Arizona campuses)	– Council for Accreditation of Counseling and Related Educational Programs (2012)	– Reaffirmation visit expected in 2017 or 2018
– Master of Counseling in Mental Health Counseling (Salt Lake City, Utah campus)	– Council for Accreditation of Counseling and Related Educational Programs (2001, reaffirmed in 2010, and in 2012)	– Reaffirmation visit expected in 2015 or 2016
– Master of Arts in Education with options in Elementary Teacher Education and Secondary Teacher Education	– Teacher Education Accreditation Council (reaffirmed in 2007)	– Reaffirmation due in 2013
Our other domestic institutions maintain the requisite accreditations for their respective operations.
Jurisdictional Authorizations
In addition to accreditation by independent accrediting bodies, our schools must be authorized to operate by the appropriate regulatory authorities in many of the jurisdictions in which they operate.
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not specifically required for the institution’s students to become eligible for Title IV programs if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 37 states, the Commonwealth of Puerto Rico and the District of Columbia. In an additional three states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2013 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education.
All regionally accredited institutions, including University of Phoenix, are required to be evaluated separately for authorization to operate in the Commonwealth of Puerto Rico. University of Phoenix has obtained authorization from the Puerto Rico Commission on Higher Education, and that authorization remains in effect.
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
BPP
– BPP Professional Education and BPP University College of Professional Studies operate under a number of professional body accreditations to offer training towards professional body certifications
– BPP has additional accreditations by country and/or program as necessary

– The Privy Council for the United Kingdom has designated BPP University College of Professional Studies Limited as an awarding body for qualifications (including degrees) in the United Kingdom. This designation will be reviewed in November 2012.
– BPP University College of Professional Studies’ reauthorization will be due when its current authority expires in August 2013

WIU	– The Higher Learning Commission of the North Central Association of Colleges and Schools since 1984 – Reaffirmation visit commenced in May 2012 and remains pending.	– Arizona State Board for Private Postsecondary Education
ULA	– Federation of Private Mexican Institutions of Higher Education (Federación de Instituciones Mexicanas Particulares de Educación Superior)
– Mexico’s Ministry of Public Education (Secretaria de Educación Pública)
– Ministry of Education of the State of Morelos (Secretaria de Educación del Estado de Morelos)
– National Autonomous University of Mexico (Universidad Nacional Autónoma de México)

UNIACC(1)	– Council for Higher Education (Consejo Superior de Educación)	– Chilean Ministry of Education (Ministerio de Educación de Chile)
(1) Prior to November 2011, UNIACC was accredited by the National Accreditation Commission of Chile. In November 2011, the National Accreditation Commission elected not to renew the accreditation, which therefore lapsed. UNIACC’s appeal of this decision was denied in July 2012. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. We expect to pursue re-accreditation with the National Accreditation Commission in fiscal year 2014 when regulations permit.
Financial Aid Programs
Domestic Postsecondary
The principal source of federal student financial aid in the U.S. is Title IV of the Higher Education Act, as it is amended and reauthorized from time to time, and the related regulations adopted by the U.S. Department of Education. We refer to the financial aid programs under this Act as “Title IV” programs. Currently, the Higher Education Act is reauthorized through September 30, 2013. Financial aid under Title IV is awarded annually to eligible students. Some Title IV programs award financial aid on the basis of financial need, generally defined as the difference between the cost of attending an educational institution and the amount the student and/or the student’s family, as the case may be, can reasonably be expected to contribute to that cost. The amount of financial aid awarded to a student each academic year is based on many factors, including, but not limited to, program of study, grade level, Title IV annual loan limits, and financial need. We have substantially no control over the amount of Title IV student loans or grants sought by or awarded to our students. All recipients of Title IV program funds must maintain satisfactory academic progress within the guidelines published by the U.S. Department of Education to remain eligible. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.

In addition to Title IV student financial aid, qualifying U.S. active military and veterans and their family members are eligible for federal student aid from various Department of Defense programs, including under the Post-9/11 GI Bill. We refer to the financial aid programs administered by the Department of Defense as “Military Benefit” programs.
We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our fiscal year 2012 total consolidated net revenue and University of Phoenix generated 84% of its cash basis revenue for eligible tuition and fees during fiscal year 2012 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
Student loans currently are the most significant component of Title IV financial aid and are administered through the Federal Direct Loan Program. Annual and aggregate loan limits apply based on the student’s grade level and other factors. Currently, the maximum annual loan amounts range from $3,500 to $12,500 for undergraduate students and $20,500 for graduate students. There are two types of federal student loans: subsidized loans, which are based on the statutory calculation of student need, and unsubsidized loans, which are not based on student need. Neither type of student loan is based on creditworthiness. Students are not responsible for interest on subsidized loans while enrolled in school. Effective for loans first disbursed on or after July 1, 2012, graduate and professional students are no longer eligible for subsidized loans. Students are responsible for the interest on unsubsidized loans while enrolled in school, but have the option to defer payment while enrolled. Repayment on federal student loans begins six months after the date the student ceases to be enrolled. The loans are repayable over the course of 10 years and, in some cases, longer. During fiscal year 2012, student loans (both subsidized and unsubsidized) represented approximately 77% of the gross Title IV funds received by University of Phoenix.
Federal Pell Grants are awarded based on need and only to undergraduate students who have not earned a bachelor’s or professional degree. Unlike loans, Pell Grants do not have to be repaid. During fiscal year 2012, Pell Grants represented approximately 23% of the gross Title IV funds received by University of Phoenix. The eligibility for and maximum amount of Pell Grants have increased over recent years. Since the 2006-2007 award year, the maximum annual Pell Grant award has increased from $4,050 to $5,550 for the 2012-2013 award year. Because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the U.S. budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could negatively impact enrollment and could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements such as maintaining student loan cohort default rates below specified levels. Effective July 1, 2012, the duration of eligibility for Pell Grants was reduced from 18 to 12 semesters or the equivalent. This revised eligibility would not have had a material effect on the total Pell Grants disbursed to our students during fiscal year 2012 and is expected to have minimal impact for our business.
The remaining funding for tuition and other fees paid by our students primarily consists of state-funded student financial aid, tuition assistance from employers and personal funds. Economic uncertainty over recent years has reduced the availability of state-funded student financial aid as many states grapple with historic budget shortfalls.
In California, the state in which we conduct the most business by revenue, University of Phoenix students received approximately $21 million of Cal Grants in fiscal year 2012. Effective July 1, 2012, only schools with a graduation rate of at least 30% and a three-year federal student loan cohort default rate below 15.5% are eligible to participate in the Cal Grant program. As a result, new University of Phoenix students are no longer eligible for Cal Grants and continuing students will be eligible for only one additional year, and the maximum award for these students has been reduced by 20%. This change and other changes in state-funded student financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage described below.
International
Government financial aid funding for students enrolled in our international institutions has not been widely available historically.
Regulatory Environment
Domestic Postsecondary
Our domestic postsecondary institutions are subject to extensive federal and state regulations. The Higher Education Act, as reauthorized, and the related U.S. Department of Education regulations govern all higher education institutions participating in Title IV financial aid programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	the accrediting agencies recognized by the U.S. Department of Education;

•	the federal government through the U.S. Department of Education; and

•	state higher education regulatory bodies.

To be eligible to participate in Title IV programs, a postsecondary institution must be accredited by an accrediting body recognized by the U.S. Department of Education, must comply with the Higher Education Act, as reauthorized, and all applicable regulations thereunder, and must be authorized to operate by the appropriate regulatory authority in each state where the institution maintains a physical presence. We have summarized below recent material activity in the regulatory environment affecting our business and the most significant regulatory requirements applicable to our domestic postsecondary operations.
Changes in or new interpretations of applicable laws, rules, or regulations could have a material adverse effect on our eligibility to participate in Title IV programs, accreditation, authorization to operate in various states, permissible activities, and operating costs. The failure to maintain or renew any required regulatory approvals, accreditation, or state authorizations could have a material adverse effect on us. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate.
90/10 Rule. University of Phoenix and Western International University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	restrictions on programmatic and geographic expansion;

•	requirements to obtain and post letters of credit;

•	additional reporting requirements such as interim financial reporting; or

•	any other conditions deemed appropriate by the Department.
In addition, if an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.
An institution that derives more than 90% of its cash-basis revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds made while ineligible must be repaid to the Department.
The following table details the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal years 2012, 2011 and 2010:

	90/10 Rule Percentages for Fiscal Years Ended August 31,
	2012	2011(1)	2010(1)
University of Phoenix	84%	86%	88%
Western International University	68%	66%	62%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
Although the University of Phoenix 90/10 Rule percentage for fiscal year 2012 has decreased from fiscal years 2011 and 2010, the 90/10 Rule percentage for University of Phoenix has increased materially over the years prior to fiscal year 2010. This prior increase was primarily attributable to the increase in student loan limits affected by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.
We believe the decrease in the University of Phoenix 90/10 Rule percentage in fiscal year 2012 compared to fiscal years 2011 and 2010 is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees, and emphasizing employer-paid and other direct-pay education programs. We have also implemented in recent years various other measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including encouraging students to carefully evaluate the amount of necessary Title IV borrowing and continued focus on professional development and continuing education programs. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2013. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in Military Benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from Military Benefit programs to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If these or other proposals are adopted as proposed, University of Phoenix may be required to increase efforts and resources dedicated to reducing the percentage of cash basis revenue attributable to Title IV funds, which could materially and adversely affect our business. In addition, the ineligibility of University of Phoenix students for Cal Grants in California as discussed in Financial Aid Programs above, and reductions in other state-funded student financial aid programs could adversely impact our compliance with the 90/10 rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below.
Cohort Default Rates. To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2012 the Department published the two-year cohort default rates for the 2010 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2010 and defaulted prior to September 30, 2011. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort and both three-year and two-year cohort default rates will be published each September until the 2011 three-year cohort default rate is published in September 2014.
If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. University of Phoenix and Western International University implemented a 30-day delay for such disbursements a few years ago. If an institution’s two-year cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs.
The two-year cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2010, 2009 and 2008 were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,
	2010	2009	2008
University of Phoenix(1)	17.9%	18.8%	12.9%
Western International University(1)	7.7%	9.3%	10.7%
All proprietary postsecondary institutions(1)	12.9%	15.0%	11.6%
(1) Based on information published by the U.S. Department of Education.
Although the University of Phoenix 2010 two-year cohort default rate decreased compared to the previous year, University of Phoenix cohort default rates have increased materially over the prior several years. We believe the increases over the prior several years are due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced.

While we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, effective with the 2009 cohort, we engaged third party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2011 two-year cohort default rates to equal or exceed 25%.
In July 2010, the Federal Family Education Loan Program (FFELP), under which private lenders originated and serviced federally guaranteed student loans, was eliminated and all subsequent federal student loans were issued through the Federal Direct Loan Program under which the federal government lends directly to students. We believe this has adversely impacted loan repayment rates and our cohort default rates, because among other things, the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.
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
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012 and the Department will publish the three-year cohort default rates in addition to the two-year rates until the phase-in of the three-year measurement period is complete. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts equals or exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs.
Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the three-year cohort default rate for any given year equals or exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•
Three consecutive years test. If the institution’s three-year cohort default rate equals or exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

The consequences applicable to two-year cohort default rates will continue to apply through 2013 for the fiscal 2011 cohort.
Set forth below is the official three-year cohort default rate for University of Phoenix, Western International University and all propriety postsecondary institutions for the 2009 cohort, as well as the informational, “trial” three-year rates previously published by the Department for the 2008 and 2007 cohorts:

	Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2009	2008(2)	2007(2)
University of Phoenix(1)	26.4%	21.1%	15.9%
Western International University(1)	13.7%	16.3%	26.5%
All proprietary postsecondary institutions(1)	22.7%	22.4%	21.2%
(1) Based on information published by the U.S. Department of Education.
(2) Trial rates published by the Department for informational purposes only.

U.S. Department of Education Rulemaking. In October 2010 and June 2011, the U.S. Department of Education promulgated new rules related to Title IV program integrity issues. The most significant of these rules for our business are the following:

•	Modification of the standards relating to the prohibition on payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

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

Most of the rules were effective in July 2011. In June 2012, the U.S. District Court for the District of Columbia vacated rules requiring state authorization of distance education programs where an institution does not have a physical presence in a state, as well as enforcement by the Secretary of Education of violations of the expanded rules regarding misrepresentation. This ruling was upheld on appeal. The rules regarding the metrics for determining whether an academic program prepares students for gainful employment were also vacated by the U.S. District Court for the District of Columbia in June 2012, as discussed further below.
In May 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act. In January 2012, two negotiation teams began their work on regulations relating to teacher preparation and student loan issues. These negotiations concluded in April 2012, and under the rulemaking protocol, the Department must issue a Notice of Proposed Rulemaking for public comment before promulgating final regulations on these issues. We expect the Department will issue notices of proposed rulemaking which, among other things, address modifications to student loan repayment plans and procedures, as well as new regulations defining high quality teacher preparation programs for determining the academic program’s eligibility to participate in Title IV programs. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2011/index.html.
In May 2012, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations under the Higher Education Act designed to prevent fraud and otherwise ensure proper use of Title IV program funds, especially within the context of current technologies. In particular, the Department intends that the regulations will address the use of debit cards and other banking mechanisms for disbursing federal student aid, improve and streamline the campus-based aid programs, and further help institutions prevent fraudulent student activity. Public hearings were held in May 2012 and the Department anticipates committee negotiations will begin in late 2012. More information can be found at http://www2.ed.gov/policy/highered/reg/hearulemaking/2012/index.html.
Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – Rulemaking by the U.S. Department of Education could materially and adversely affect our business.
Incentive Compensation. The incentive compensation regulations, effective July 1, 2011, removed certain “safe harbors” that had previously defined the limits of the prohibition on the payment of any incentive compensation to persons involved in enrollment and financial aid functions. These regulations also on their face prohibit any revenue sharing arrangements between education services providers, such as our IPD business, and institutions that participate in Title IV programs. The Department clarified the scope of these regulations in a Dear Colleague letter dated March 17, 2011, in which among other things the Department indicated that these revenue sharing arrangements would be permissible, but only if the services provider is not an affiliate of an institution that participates in Title IV programs. We believe that IPD was one of only two such service providers, and we have had to restructure the commercial arrangements between IPD and its client educational institutions, which has adversely impacted IPD’s business.
Our Apollo Education Services business, which we are currently developing, is expected to offer a range of services similar to IPD and, like IPD, is unable to structure commercial arrangements with its prospective client educational institutions on a revenue sharing basis, as is customary in the industry. We believe that this type of commercial arrangement is critical to the success of Apollo Education Services and our inability to offer it is a significant competitive disadvantage. Unless the Department favorably clarifies its interpretive position on this issue, the interpretation is reversed through judicial action or Congress addresses the problem through legislation, we will not be able to fully develop our Apollo Education Services business.
State Authorization. In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not specifically required for the institution’s students to become eligible for Title IV programs if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 37 states, the Commonwealth of Puerto Rico and the District of Columbia. In an additional three states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2013 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education.
Under the new program integrity rules adopted by the Department effective July 1, 2011, we are required to obtain specific regulatory approval by June 30, 2013, or to seek a further waiver from the Department to operate in California, Hawaii and New Mexico. The current regulations do not provide for any such waivers after June 30, 2013. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. In order to obtain annual waivers that could allow us to operate without specific state approval through July 1, 2013, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the three states noted above and have filed a request for an annual waiver through July 1, 2013 with the Department. The U.S. Department of Education has advised us that if University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required, and that the Department will not require additional approvals through June 30, 2013.
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
The final gainful employment rules defined – for the first time – the standards to measure “preparation for gainful employment in a recognized occupation.” The rules established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of the program’s former students who entered repayment during the cohort period and are current in their student loan repayment, (ii) ratio of discretionary income to total student loan debt for the program’s completers and (iii) ratio of actual earnings to total student loan debt for the program’s completers. As adopted, the rules provided that an academic program that passed any one standard for a given year would be considered to be providing training leading to gainful employment. If an academic program failed all three metrics for a given year, the institution would be required to disclose the failure to existing and prospective students including the amount by which the program did not meet the minimum standards and describe the program’s plan for improvement. After two failures within three years, the institution would be required to inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program would lose eligibility to participate in Title IV programs for at least three years.
In addition, the rules as adopted required institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would require that the Department approve the program.
These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting to the Department of information about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.
The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011. Those disclosures and the requirements for reporting information relating to our programs to the Department and to our students have increased our administrative burdens. These reporting requirements could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.
Eligibility and Certification Procedures. The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification. University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires on December 31, 2012. University of Phoenix has submitted necessary documentation for re-

certification. In the event that the U.S. Department of Education does not complete University of Phoenix’s recertification process and issue a new Program Participation Agreement on or before December 31, 2012, it is anticipated that University of Phoenix’s eligibility will continue on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that our application will not be renewed in due course, although it would not be unusual for University of Phoenix to be continued on a month-to-month basis until the Department completes its review. Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires on September 30, 2014.
U.S. Department of Education Program Reviews. The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In July 2012, the Department commenced a program review of University of Phoenix’s compliance with requirements to verify student supplied information and report to the Department appropriate verification status codes relating to Title IV programs in which the University of Phoenix participates. The review covered federal financial aid years 2010–2011 and 2011–2012 through June 26, 2012. In July 2012, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department. There were no findings in the program review.
Office of the Inspector General of the U.S. Department of Education (“OIG”). In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds.
Administrative Capability. The Higher Education Act, as reauthorized, directs the U.S. Department of Education to assess the administrative capability of each institution to participate in Title IV programs. The failure of an institution to satisfy any of the criteria used to assess administrative capability may cause the Department to determine that the institution lacks administrative capability and, therefore, subject the institution to additional scrutiny or deny eligibility for Title IV programs. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
Standards of Financial Responsibility. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2012 composite scores for Apollo Group, University of Phoenix and Western International University were 2.4, 2.9 and 1.8, respectively. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
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
There are also certain regulatory requirements associated with closing locations. Subsequent to August 31, 2012, we adopted a plan to realign University of Phoenix’s ground locations throughout the U.S., pursuant to which we will close a substantial number of locations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Change of Ownership or Control. A change of ownership or control, depending on the type of change, may have significant regulatory consequences for University of Phoenix, Western International University and CFFP. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, and the reevaluation of accreditation by The Higher Learning Commission.
If we experience a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, then University of Phoenix and Western International University may cease to be eligible to participate in Title IV programs until recertified by the Department. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process. In addition, some states in which University of Phoenix, Western International University or CFFP are licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states.
Moreover, University of Phoenix, Western International University and CFFP are required to report any material change in stock ownership to their principal accrediting body, The Higher Learning Commission, and to obtain approval prior to undergoing any transaction that affects, or may affect, corporate control or governance at the institution. In the event of a material change in ownership, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix, Western International University and CFFP. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Control Over Our Voting Stock – If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant programs may be impaired, which could materially and adversely affect our business.
Executive Order on Military and Veterans Benefits Programs. On April 27, 2012, President Obama issued an executive order regarding the establishment of principles for educational institutions receiving funding from federal military and veterans educational benefits programs, including those provided by the Post-9/11 Veterans Educational Assistance Act of 2008, as amended (the “Post-9/11 GI Bill”) and the Department of Defense Tuition Assistance Program. The executive order requires the Departments of Defense, Veterans Affairs and Education to establish and implement “Principles of Excellence” to apply to educational institutions receiving such funding. The goals of the Principles are broadly stated in the order and relate to disclosures of costs and amounts of costs covered by federal educational benefits, marketing standards, state authorization, accreditation approvals, standard institutional refund policies, educational plans and academic and financial advising. Various implementation mechanisms are included and the Secretaries of Defense and Veterans Affairs, in consultation with the Secretary of Education and the Director of the Consumer Financial Protection Bureau, submitted a plan to strengthen enforcement and compliance in July 2012. These Principles could increase the cost of delivering educational services to our military and veteran students. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
New U.S. Department of Education Reporting and Disclosure Requirements. The Higher Education Opportunity Act includes various provisions aimed at the rising cost of postsecondary education and other efforts for more transparency. Beginning in July 2011, the U.S. Department of Education began publishing national lists annually disclosing the top five percent in each of nine institutional categories with the highest college costs and largest percentage cost increases. Institutions published on such lists may receive negative media attention that may cause some prospective students to choose educational alternatives. University of Phoenix and Western International University were not on the lists in July 2011 or July 2012.
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
Other Matters
We file annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any document we file at the Securities and Exchange Commission’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for information on the Public Reference Room. The Securities and Exchange Commission maintains a website that contains annual, quarterly and current reports that issuers file electronically with the Securities and Exchange Commission. The Securities and Exchange Commission’s website is www.sec.gov.
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
Item 1A – Risk Factors
You should carefully consider the risks and uncertainties described below and all other information contained in this Annual Report on Form 10-K. In order to help assess the major risks in our business, we have identified many, but not all, of these risks. Due to the scope of our operations, a wide range of factors could materially affect future developments and performance.
If any of the following risks are realized, our business, financial condition, cash flows or results of operations could be materially and adversely affected, and as a result, the trading price of our Class A common stock could be materially and adversely impacted. These risk factors should be read in conjunction with other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.
Risks Related to the Control Over Our Voting Stock
Our Class A common stock has no voting rights. Our Executive Chairman and Vice Chairman of the Board control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders, which may have an adverse effect on the trading price of our Class A common stock and may discourage a takeover.
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, our founder and the Executive Chairman of our Board of Directors, and his son, Mr. Peter V. Sperling, the Vice Chairman of our board of directors. Specifically, approximately 51% of our Class B common stock is owned by a revocable grantor trust, of which Dr. Sperling is the sole trustee (the “JGS Trust”). During his lifetime, Dr. Sperling has the power to remove or replace all trustees of the JGS Trust and to direct the disposition of the Class B common stock held by the trust, including upon his death, subject to certain limitations, including the limitations on transfers set forth in the Shareholders Agreement, as amended, among the Class B shareholders and us. The remainder of our Class B common stock is owned by Mr. Sperling, also through a revocable grantor trust.
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
We are a “Controlled Company” under the NASDAQ Listing Rules and therefore are exempt from certain corporate governance requirements, which could reduce the influence of independent directors on our management and strategic direction.
We are a “Controlled Company” as defined in Rule 5615(c)(1) of the NASDAQ Listing Rules, because more than 50% of the voting power of our outstanding stock is controlled by Dr. John G. Sperling. As a consequence, we are exempt from certain requirements of NASDAQ Listing Rule 5605, including that:

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
The charters for the Compensation Committee, Audit Committee and Nominating and Governance Committee have been adopted by the Board of Directors and are available on our website, www.apollogrp.edu. These charters provide, among other items, that each member must be independent as such term is defined by the rules of the NASDAQ Stock Market LLC and the Securities and Exchange Commission.
If in the future our Board of Directors elects to rely on the exemptions permitted by the NASDAQ Listing Rules and reduce the number or proportion of independent directors on our Board and its key committees, the influence of independent directors on our management and strategy would be reduced and the influence of the holders of our Class B voting common stock on our management and strategy would increase.
If regulators do not approve or delay their approval of transactions involving a change of control of our company, our state licenses, accreditation, and ability to participate in Title IV programs and state grant programs may be impaired, which could materially and adversely affect our business.
A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix and Western International University. Such a change of ownership or control could require recertification by the U.S. Department of Education, reauthorization by state licensing agencies, and the reevaluation of accreditation by The Higher Learning Commission of the North Central Association of Colleges and Schools. If we experience a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, then University of Phoenix and Western International University may cease to be eligible to participate in Title IV programs until recertified by the Department. There can be no assurances that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process. Continued participation in Title IV programs is critical to our business. Any disruption in our eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations and cash flows.
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
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, the Executive Chairman of our Board of Directors, and his son, Mr. Peter V. Sperling, the Vice Chairman of our Board of Directors. Specifically, approximately 51% of our Class B common stock is owned by a revocable grantor trust (the “JGS Trust”), of which Dr. Sperling is the sole trustee. We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by Dr. Sperling, Mr. Sperling or the JGS Trust, including a transfer that may occur or be deemed to occur upon the death of one or both of Dr. Sperling or Mr. Sperling or a transfer effected through an amendment of the JGS Trust.
Risks Related to the Highly Regulated Industry in Which We Operate
If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to U.S. federal student loans and grants for our students.
We are subject to extensive U.S. federal and state regulation as a provider of postsecondary education. The principal federal regulatory regime is established under the Higher Education Act of 1965, as it is amended and reauthorized from time to time, and the regulations promulgated under the Act by the U.S. Department of Education. Among other matters, these regulations govern the participation by University of Phoenix and Western International University in federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”), which is the principal source of funding for students at these universities. We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds.
The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the Department of Education; and (3) state higher education regulatory bodies.
The applicable regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, branching and classroom locations, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, maintenance of restricted cash, acquisitions or openings of new schools, commencement of new educational programs and changes in our corporate structure and ownership.
The applicable regulations, standards and policies of the various regulatory agencies frequently change and often are subject to interpretative challenges, particularly where they are crafted for traditional, academic term-based schools rather than our non-term and innovative academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, costs of doing business and our ability to implement beneficial changes in our academic or business model. We cannot predict how the requirements administered by these agencies will be applied or interpreted in the future, or whether our schools will be able to comply with any future changes in these requirements.

If we are found to have violated any applicable regulations, standards or policies, we may be subject to the following sanctions imposed by any one or more of the relevant regulatory agencies:

•	monetary fines or penalties;

•	limitation or termination of our operations or ability to grant degrees, diplomas and certificates;

•	restriction or revocation of our accreditation, licensure or other operating authority;

•	limitation, suspension or termination of our eligibility to participate in Title IV programs or state financial aid programs;

•	repayment of funds received under Title IV programs or state financial aid programs;

•	requirement to post a letter of credit with the U.S. Department of Education;

•	requirement of heightened cash monitoring by the U.S. Department of Education;

•
transfer from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the Department;

•	other civil or criminal penalties; and/or

•	other forms of censure.
In connection with past U.S. Department of Education program reviews we have paid monetary penalties in various amounts, and in June 2010 we were required to post a $126 million letter of credit with the Department, which was released in fiscal year 2011.
In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or various, similar state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the U.S. federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff, even if the Department does not agree with plaintiff’s theory of liability. In 2009, we settled a qui tam lawsuit relating to alleged payment of incentive compensation to our enrollment counselors for a total payment of $80.5 million, and we currently are subject to a another qui tam lawsuit alleging payment of improper incentive compensation in subsequent periods. For more information about the pending qui tam case, Refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
In October 2011, the Office of the Inspector General of the U.S. Department of Education (“OIG”) notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds. For more information about this audit, refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data.
Any of the penalties, injunctions, restrictions, lawsuits or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic decline in revenue and we would be unable to continue our business as it currently is conducted.
University of Phoenix’s certification to participate in Title IV programs expires in December 2012. If University of Phoenix is not recertified to participate in Title IV programs by the U.S. Department of Education, the University of Phoenix would not be eligible to participate in Title IV programs and we could not conduct our business as it is currently conducted.
University of Phoenix and Western International University are certified by the U.S. Department of Education to participate in Title IV programs. University of Phoenix was recertified in November 2009 and its current certification expires in December 2012. Western International University was recertified in May 2010 and its current certification expires in September 2014.
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

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for these programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
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
In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. This change, which did not reduce the maximum annual grant level, did not have a material impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses the unprecedented U.S. budget deficit. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below, and could negatively impact enrollment.
In addition to Congress’s focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following this hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including University of Phoenix. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released its initial report entitled, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” After additional hearings and roundtable discussions and review of the information provided by proprietary institutions, Senator Harkin’s staff released its final report in July 2012 entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The final report was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act, which currently expires in September 2013. The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

•	Tie access to federal aid to meeting minimum student outcome thresholds;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Improve cohort default rate tracking by expanding the default reporting rate period beyond 3 years;

•	Require that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and

•	Use criteria beyond accreditation and state authorization for determining institutions’ access to federal financial aid.
In addition, other Congressional hearings and roundtable discussions may be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.
The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented federal budget deficits increases the likelihood of legislation that will adversely impact our business. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action also could require us to modify our practices in ways that increase our administrative costs and reduce our operating income.
If Congress reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students or on terms comparable to Title IV. In addition, private funding sources could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding, and would not be a practical alternative in the case of a significant reduction in Title IV financial aid.
If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.
University of Phoenix and Western International University are institutionally accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, one of the six regional accrediting agencies recognized by the U.S. Department of Education. Accreditation by an accrediting agency recognized by the Department is required in order for an institution to become and remain eligible to participate in Title IV programs.
If the Department ceased to recognize HLC for any reason, University of Phoenix and Western International University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our institutions were accredited by another accrediting body recognized by the Department. In December 2009, the Office of Inspector General of the Department (“OIG”) requested that the Department review the appropriateness of the Department’s recognition of HLC as an accrediting body, following the OIG’s unfavorable review of HLC’s initial accreditation of a non-traditional, proprietary postsecondary educational institution.
Regardless of any outcome from the Department’s review of HLC, the focus by the OIG and the Department on the process pursuant to which HLC accredited a non-traditional, proprietary postsecondary educational institution may make the accreditation review process more challenging for University of Phoenix and Western International University when they undergo their HLC reaffirmation reviews in the future or in connection with programmatic or location expansion.
In addition, in August 2010, University of Phoenix received a letter from HLC requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. The letter related to the August 2010 report published by the U.S. Government Accountability Office (“GAO”) of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. The letter required that University of Phoenix submit a report to HLC addressing the specific GAO allegations regarding University of Phoenix and any remedial measures being undertaken in response to the GAO report. In addition, the report was required to include (i) evidence demonstrating that University of Phoenix, on a university-wide basis, currently is meeting and in the future will meet the HLC Criteria for Accreditation relating to operating with integrity and compliance with all state and federal laws, (ii) evidence that University of Phoenix has adequate systems in place which currently and in the future will assure appropriate control of all employees engaged in the recruiting, marketing or admissions process, (iii) evidence demonstrating that Apollo Group is not encouraging inappropriate behavior on the part of recruiters and is taking steps to encourage appropriate behavior, and (iv) detailed information about University of Phoenix policies, procedures and practices relating to marketing, recruiting, admissions and other related matters. University of Phoenix submitted its response to the HLC in September 2010.
In July 2011, HLC informed University of Phoenix that the special committee formed to review this matter had completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions were significantly inadequate or inappropriate.
HLC also stated that there remained significant questions as well as areas that University of Phoenix should work on improving. HLC indicated that these would be reviewed by the comprehensive evaluation team at its previously scheduled visit beginning in March 2012, which was its next comprehensive evaluation visit for reaffirmation. These questions relate to student loans in collection and the minimization of student loan defaults; the offering of limited career services, particularly in relation to University of Phoenix’s associate’s degree programs; timing of prospective student access to financial aid advisors during the recruiting process; academic qualifications of admissions personnel and financial aid advisors; the hiring and evaluation of financial aid officers; retention of students, including the relationship of remediation to retention; and the role of the University of Phoenix First Year Sequence, or curriculum, in relation to University of Phoenix’s transfer policy and impacts on student retention. The HLC’s reaffirmation evaluation of University of Phoenix began in March 2012, as scheduled, and is on-going at this time. HLC has indicated that it expects the evaluation to be complete during 2013. We cannot predict whether, and if so, to what extent, our on-going reengineering of our business processes to optimize our business and reduce costs, as discussed below, might have on the reaffirmation evaluation.
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
The U.S. Department of Education has promulgated a substantial number of new regulations in the past three years that impact our business, including the following:

•	Effective during 2010:

•	Regulations relating to institutional eligibility under the Higher Education Act and the Secretary’s recognition of accrediting agencies; and

•	Regulations regarding institution and lender requirements relating to education loans under the Higher Education Act.

•	Effective during 2011:

•
Regulations removing certain “safe harbors” that previously defined the limits of the prohibition on the payment of incentive compensation to persons involved in enrollment and financial functions, and regulations prohibiting revenue sharing arrangements between education services providers and institutions that participate in Title IV programs;

•
Regulations requiring institutions that participate in Title IV programs to be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence;

•
Regulations defining for the first time the standards to measure “preparation for gainful employment,” instituting consequences of failing the standards, and requiring reporting of certain data to the Department of Education (such regulations were vacated by the U.S. District Court for the District of Columbia in 2012); and

•
Regulations expanding the definition of misrepresentation and the sanctions that the Department may impose for engaging in a substantial misrepresentation (such regulations were partially remanded and vacated in 2012).

•	Effective during 2012:

•	Regulations requiring certain disclosures to students related to gainful employment.
These regulations have increased our operating cost and in some cases required us to change the manner in which we operate our business. New or amended regulations in the future, particularly regulations focused on the proprietary sector, could further negatively impact our business.
Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.
University of Phoenix and Western International University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	restrictions on programmatic and geographic expansion;

•	requirements to obtain and post letters of credit;

•	additional reporting requirements such as interim financial reporting; or

•	any other conditions deemed appropriate by the Department.
In addition, if an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.
An institution that derives more than 90% of its cash-basis revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds made while ineligible must be repaid to the Department.

The following table details the 90/10 Rule percentages for University of Phoenix and Western International University for fiscal years 2012, 2011 and 2010:

	90/10 Rule Percentages for Fiscal Years Ended August 31,
	2012	2011(1)	2010(1)
University of Phoenix	84%	86%	88%
Western International University	68%	66%	62%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
Although the University of Phoenix 90/10 Rule percentage for fiscal year 2012 has decreased from fiscal years 2011 and 2010, the 90/10 Rule percentage for University of Phoenix has increased materially over the years prior to fiscal year 2010. This prior increase was primarily attributable to the increase in student loan limits affected by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.
We believe the decrease in the University of Phoenix 90/10 Rule percentage in fiscal year 2012 compared to fiscal years 2011 and 2010 is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees, and emphasizing employer-paid and other direct-pay education programs. We have also implemented in recent years various other measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including encouraging students to carefully evaluate the amount of necessary Title IV borrowing and continued focus on professional development and continuing education programs. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2013. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in Military Benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from Military Benefit programs to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If these or other proposals are adopted as proposed, University of Phoenix may be required to increase efforts and resources dedicated to reducing the percentage of cash basis revenue attributable to Title IV funds, which could materially and adversely affect our business. In addition, the ineligibility of University of Phoenix students for Cal Grants in California as discussed in a separate risk factor below, and reductions in other state-funded student financial aid programs could adversely impact our compliance with the 90/10 rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below.
An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the U.S. Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2012 the Department published the two-year cohort default rates for the 2010 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2010 and defaulted prior to September 30, 2011. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort and both three-year and two-year cohort default rates will be published each September until the 2011 three-year cohort default rate is published in September 2014.
If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. University of Phoenix and Western International University implemented a 30-day delay for such disbursements a few years ago. If an institution’s two-year cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs.
The two-year cohort default rates for University of Phoenix, Western International University and for all proprietary postsecondary institutions for the federal fiscal years 2010, 2009 and 2008 were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,
	2010	2009	2008
University of Phoenix(1)	17.9%	18.8%	12.9%
Western International University(1)	7.7%	9.3%	10.7%
All proprietary postsecondary institutions(1)	12.9%	15.0%	11.6%
(1) Based on information published by the U.S. Department of Education.
Although the University of Phoenix 2010 two-year cohort default rate decreased compared to the previous year, University of Phoenix cohort default rates have increased materially over the prior several years. We believe the University of Phoenix cohort default rate has been increasing over the past several years due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced.
While we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, effective with the 2009 cohort, we engaged third party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2011 two-year cohort default rates to equal or exceed 25%.
In July 2010, the Federal Family Education Loan Program (FFELP), under which private lenders originated and serviced federally guaranteed student loans, was eliminated and all subsequent federal student loans were issued through the Federal Direct Loan Program under which the federal government lends directly to students. We believe this has adversely impacted loan repayment rates and our cohort default rates, because among other things, the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.
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
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default in September 2012 and the Department will publish the three-year cohort default rates in addition to the two-year rates until the phase-in of the three-year measurement period is complete. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts equals or exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs.

Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the three-year cohort default rate for any given year equals or exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•
Three consecutive years test. If the institution’s three-year cohort default rate equals or exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

The consequences applicable to two-year cohort default rates will continue to apply through 2013 for the fiscal 2011 cohort.
Set forth below is the official three-year cohort default rate for University of Phoenix, Western International University and all propriety postsecondary institutions for the 2009 cohort, as well as the informational, “trial” three-year rates previously published by the Department for the 2008 and 2007 cohorts:

	Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2009	2008(2)	2007(2)
University of Phoenix(1)	26.4%	21.1%	15.9%
Western International University(1)	13.7%	16.3%	26.5%
All proprietary postsecondary institutions(1)	22.7%	22.4%	21.2%
(1) Based on information published by the U.S. Department of Education.
(2) Trial rates published by the Department for information purposes only.
The U.S. Department of Education gainful employment regulations may limit the programs we can offer students and increase our cost of operations.
Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment.
The final gainful employment rules defined – for the first time – the standards to measure “preparation for gainful employment in a recognized occupation.” The rules established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of the program’s former students who entered repayment during the cohort period and are current in their student loan repayment, (ii) ratio of discretionary income to total student loan debt for the program’s completers and (iii) ratio of actual earnings to total student loan debt for the program’s completers. As adopted, the rules provided that an academic program that passed any one standard for a given year would be considered to be providing training leading to gainful employment. If an academic program failed all three metrics for a given year, the institution would be required to disclose the failure to existing and prospective students including the amount by which the program did not meet the minimum standards and describe the program’s plan for improvement. After two failures within three years, the institution would be required to inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program would lose eligibility to participate in Title IV programs for at least three years.
In addition, the rules as adopted required institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would require that the Department approve the program.
These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting to the Department of information about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.
The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011. The disclosure requirements and the requirements for reporting information relating to our programs to the Department and to our students have increased our administrative burdens. These reporting requirements could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.
If the rules regarding gainful employment metrics are reinstated on appeal or similar rules are repromulgated by the Department in a manner that withstands challenge, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.
If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence. Prior to July 1, 2011, such authorization was not specifically required for the institution’s students to become eligible for Title IV programs if the institution was exempt from such regulatory authorization, usually based on recognized accreditation. University of Phoenix is specifically authorized to operate and has a physical presence in 37 states, the Commonwealth of Puerto Rico and the District of Columbia. In an additional three states, including California, University of Phoenix has a physical presence and is qualified to operate through June 30, 2013 without specific state regulatory approval due to available state exemptions and annual waivers from the U.S. Department of Education.
Under the new program integrity rules adopted by the Department effective July 1, 2011, we are required to obtain specific regulatory approval by June 30, 2013, or to seek a further waiver from the Department to operate in California, Hawaii and New Mexico. The current regulations do not provide for any such waivers after June 30, 2013. Each of these states now must adopt additional statutes or regulations in order to comply with the new regulations adopted by the Department in order for us and other institutions to remain eligible for Title IV funds in respect of operations within the states. We have no assurance that these states will be willing or able to adopt such additional statutes or regulations or that we will be able to complete the approval process in those states in order to obtain specific state regulatory approval. In order to obtain annual waivers that could allow us to operate without specific state approval through July 1, 2013, University of Phoenix must have a supporting letter from each such state and file a request for an annual waiver to be considered by the U.S. Department of Education. We have obtained such supporting letters in each of the three states noted above and have filed a request for an annual waiver through July 1, 2013 with the Department. The U.S. Department of Education has advised us that if University of Phoenix has such supporting letters, no specific approval of the annual waiver from the Department is required, and that the Department will not require additional approvals through June 30, 2013.
If we cannot obtain an additional annual waiver for the period after June 30, 2013 in those states in which we operate without specific state regulatory approval, and are thereafter unable to obtain the requisite approvals, our business could be adversely impacted, particularly in California, the state in which we conduct the most business by revenue. As a result, the manner in which the Department’s final regulation will apply to our business in these states, and the impact of such regulation on our business, is uncertain. If we are unable to operate in California in a manner that would preserve Title IV eligibility for our students, our business would be materially and adversely impacted.

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
Furthermore, to participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department, or post a letter of credit in favor of the Department and possibly accept other conditions on its participation in Title IV programs. Pursuant to the Title IV regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity, and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores which are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is also considered financially responsible, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education. The fiscal year 2012 composite scores for Apollo Group, University of Phoenix and Western International University were 2.4, 2.9 and 1.8, respectively. Under some circumstances, particularly if our composite scores approach 1.5 in the future, we may be limited in our ability to deploy capital to effect one or more desirable transactions or initiatives due to the impact on our composite scores.
If we, or our schools eligible to participate in Title IV programs fail to maintain administrative capability or financial responsibility, as defined by the Department, our schools could lose their eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Limitations on, or termination of, participation in Title IV programs as a result of the failure to demonstrate administrative capability or financial responsibility would limit students’ access to Title IV program funds, which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business, financial condition, results of operations and cash flows.
Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.
We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the U.S. Department of Education may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.
Many states are experiencing severe budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs, and additional states may do so in the future. For example, in California, the state in which we conduct the most business by revenue, University of Phoenix students received approximately $21 million of Cal Grants in fiscal year 2012. Effective July 1, 2012, only schools with a graduation rate of at least 30% and a three-year federal student loan cohort default rate below 15.5% are eligible to participate in the Cal Grant program. As a result, new University of Phoenix students are no longer eligible for Cal Grants and continuing students will be eligible for only one additional year, and the maximum award for these students has been reduced by 20%.
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
Non-U.S. Operations
Our non-U.S. operations are subject to risks not inherent in our U.S. operations, which could adversely affect our business.
Through Apollo Global, we operate physical and online educational institutions in the United Kingdom, Europe, Chile, Mexico and elsewhere, and we are actively seeking further expansion in other countries, including India, where we have entered into a start-up joint venture. Our operations in each of the relevant foreign jurisdictions are subject to regulatory requirements relating to education providers, as well as foreign businesses. Many foreign countries have not fully embraced the proprietary education model, and in other countries, proprietary education remains controversial. As a result, our foreign operations are subject to the political risk that existing regulations will be interpreted unfavorably or new regulations will be adopted that render our business model impractical. In addition, our non-U.S. operations are subject to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act which require extensive compliance vigilance on our part and, in some cases, puts our foreign operations at a competitive disadvantage with local companies. If one or more of our foreign operations ceases to be economically practical, we may be forced to discontinue such operations or seek a buyer, either of which might result in a substantial loss of value to Apollo Global and, therefore, Apollo Group.
Risks Related to Our Business
We face intense competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our business.
Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year degree-granting regionally accredited colleges and universities, other proprietary degree-granting regionally accredited schools and alternatives to higher education. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Some of our competitors have greater financial and nonfinancial resources than we have and are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. For example, a typical community college is subsidized by local or state government and, as a result, tuition rates for associate’s degree programs are much lower at community colleges than at University of Phoenix. Also, like University of Phoenix, other proprietary educational institutions have begun to deploy pricing incentives to impact demand. We believe that price competition, principally through student scholarships, may increase throughout the industry in the future.
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
Changes we are making to our business to enhance our ability to identify and enroll students who have a greater likelihood of succeeding and to improve the student experience may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.
We are focused on improving the student experience and identifying and enrolling students who have a greater likelihood to succeed in our educational programs. In furtherance of this focus, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts have continued in fiscal year 2012. These initiatives include, but are not limited to, the following:

•	Incorporating career resources such as career planning tools and faculty support directly into the student learning experience to enhance the connection between education and careers;

•	Upgrading our learning and data platforms;

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

•
Requiring all associate’s and bachelor’s students who enroll in University of Phoenix with fewer than 24 credits (one year of college credit) to first attend a free, three-week University Orientation program which is designed to help inexperienced prospective students understand the rigors of higher education prior to enrollment, which requirement was implemented university-wide in November 2010; and

•
Better aligning our admissions personnel and other employees with our students’ success, including eliminating all enrollment factors in evaluating the performance and any related compensation adjustments for our admissions personnel in September 2010.

We believe that the reduction in University of Phoenix aggregate New Degreed Enrollment during fiscal years 2012 and 2011 is principally due to the change in the evaluation and compensation structure for our admissions personnel, the full implementation of University Orientation, and the changes in our marketing approach. We expect that each of these measures will continue to reduce University of Phoenix net revenue, operating income and cash flow in fiscal year 2013, and potentially beyond.
The on-going reengineering of our business processes, including a substantial reduction in our on-ground locations and a reduction in workforce, could negatively impact our enrollment and operating results.
We are evaluating substantially all of our business processes, and reengineering them as necessary, to more efficiently support our business needs and objectives. In connection with this, we expect to close approximately half of our University of Phoenix ground facilities. These changes will directly impact approximately 4% of University of Phoenix Degreed Enrollment, or 13,000 students. In addition, we expect to reduce our full-time non-faculty workforce by approximately 800 employees during the course of fiscal year 2013, principally due to the ground facility closures.

Subsequent to fiscal year 2012, we will record charges associated with this business optimization. However, the actual costs that we will incur could be higher than expected and the benefits could be less than anticipated due to a number of factors, including:

•	Unanticipated requirements or expense of teach-out obligations for closed ground facilities;

•	Higher than expected lease exit costs, which are principally dependent on the amount and timing of sublease income associated with the facilities;

•	Employment claims associated with the reduction in workforce;

•	Higher costs than anticipated to deliver our core and other services after the reengineering; and

•	Unexpected costs or delays associated with regulatory compliance.
These restructuring activities may adversely impact our ability to deliver services, enroll new students, negatively impact employee morale or have other adverse consequences for our business which cannot now be predicted, any of which could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our business may be adversely affected by changes in the U.S. economy.
The U.S. and much of the world economy are experiencing difficult and uncertain economic circumstances. We believe that our enrollment is affected by changes in economic conditions, although the nature and magnitude of this effect are uncertain and may change over time. We believe that the sharp economic downturn in the U.S. beginning in 2008 contributed to our enrollment growth in our fiscal years 2009 and 2010 as an increased number of working learners sought to advance their education to improve job security or reemployment prospects. The modest improvement in the U.S. economy in 2011 and 2012 may have reduced this effect on demand for educational services among potential working learners, and contributed to the declines in New Degreed Enrollment that we experienced during fiscal years 2011 and 2012. A further improvement in economic conditions in the U.S. and, in particular, an improvement in the U.S. unemployment rate, may reduce demand among potential working learners for educational services. Such a reduction could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Conversely, a worsening of economic and employment conditions may reduce the willingness of employers to sponsor educational opportunities for their employees or discourage existing or potential students from pursuing education due to a perception that there are insufficient job opportunities or due to their increased economic uncertainty or otherwise, any of which could adversely impact our enrollment. In addition, worsening economic and employment conditions could adversely affect the ability or willingness of our former students to repay student loans, which could increase our bad debt expense and our student loan cohort default rate and require increased time, attention and resources to manage these defaults, which could have a material adverse effect on our business. Refer to Risks Related to the Highly Regulated Industry in Which We Operate – An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business, above.
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
The proprietary postsecondary education sector is under intense regulatory and other scrutiny which has led to media attention that has portrayed the sector in an unflattering light. This negative media attention may cause some prospective students to choose educational alternatives outside of the proprietary sector or may cause them to choose proprietary alternatives other than University of Phoenix, either of which could negatively impact our new enrollments.

Some of the additional factors that could prevent us from successfully enrolling and retaining students in our programs include:

•	regulatory investigations that may damage our reputation;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that students derive from our programs or education in general;

•	increased competition from schools offering distance learning and other online educational programs;

•	litigation that may damage our reputation;

•	inability to continue to recruit, train and retain quality faculty;

•	student or employer dissatisfaction with the quality of our services and programs;

•	inability of graduates to obtain employment, professional licensure, or certification in their fields of study;

•	student financial, personal or family constraints;

•	tuition rate reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	unavailability of ground locations where students want to attend or concern about recent closures of ground campuses; and

•	disruptions to our information technology systems.
If one or more of these factors reduces demand for our programs, our enrollment could be negatively affected or our costs associated with each new enrollment could increase, or both, either of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
If the proportion of our students who enroll with, and accumulate, fewer than 24 credits increases, we may experience increased cost and reduced profitability.
Prior to fiscal year 2010, a substantial proportion of our overall growth arose from an increase in associate’s degree students enrolled in University of Phoenix. As a result of this, the proportion of our Degreed Enrollment composed of students who enroll with fewer than 24 credits increased. We have experienced certain adverse effects from this shift, such as an increase in our student loan cohort default rate. Although the proportion of our Degreed Enrollment composed of associate’s degree students decreased in fiscal years 2011 and 2012, the proportion of our bachelor’s degree students who enroll with fewer than 24 incoming credits has increased. If the proportion of students with fewer than 24 incoming credits continues to increase, we may experience additional consequences, such as higher cost per New Degreed Enrollment, lower retention rates and/or higher student services costs, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rule, an increase in our student loan default rates, an increase in our bad debt expense, more limited ability to implement tuition price increases and other effects that may adversely affect our business, financial condition, results of operations and cash flows.
System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.
The performance and reliability of our computer network and phone systems infrastructure at our schools, including our online programs, is critical to our operations, reputation and ability to attract and retain students. From time to time we experience intermittent outages of the information technology systems used by our students and by our employees, including system-wide outages. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our online and on-ground operations. Not all of our critical systems are protected by a validated formal disaster recovery plan and redundant disaster recovery infrastructure at a geographically remote data center. We are currently executing our plan to implement disaster recovery infrastructure for our remaining critical systems to allow timely recovery from catastrophic failure. For those systems not yet protected, a catastrophic failure or unavailability for any reason of our principal data center may require us to replicate the function of this data center at our existing remote data facility or elsewhere, and could result in the loss of data. An event such as this may require service restoration activities that could take up to several weeks to complete.
We also are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. Although these new systems are expected to improve the productivity, scalability, reliability and sustainability of our IT infrastructure, the transition from the legacy systems entails risk of unanticipated disruption or failure to fully replicate all necessary data processing and reporting functions, including in our core business functions.
Any disruption in our IT systems, including any disruptions and system malfunctions that may arise from our upgrade initiative, could significantly impact our operations, reduce student and prospective student confidence in our educational institutions, adversely affect our compliance with applicable regulations and accrediting body standards and have a material adverse effect on our business, financial condition, results of operations and cash flows. We do not maintain material amounts of insurance in respect of some types of these disruptions, and there is no assurance that insurance proceeds, if available, would be adequate to compensate us for damages sustained due to these disruptions.

In addition, we face an ever increasing number of threats to our computer systems, including unauthorized activity and access, malicious perpetrators, system viruses, malicious code and organized cyber-attacks, which could breach our security and disrupt our systems. These risks increase when we are making changes to our IT system, such as our substantial IT upgrade initiative currently underway and our frequent updates to enable instructional innovation and address new student populations. From time to time we experience security events and incidents, and these reflect an increasing level of sophistication, organization and innovation. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary and personally identifiable information or cause interruptions or malfunctions in operations, perhaps over an extended period of time prior to detection. As a result, we may be required to expend significant additional resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Although we maintain insurance in respect of these types of events, there is no assurance that available insurance proceeds would be adequate to compensate us for damages sustained due to these events.
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
In April 2012, we received notification from the Enforcement Division of the Securities and Exchange Commission requesting documents and information relating to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts. We are cooperating fully with the Securities and Exchange Commission in connection with this investigation.

We are also subject to various other lawsuits, investigations and claims, covering a range of matters. Refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference, for further discussion of pending litigation and other proceedings. In addition, changes in our business and pending actions by regulators and accreditors may increase the risk of claims by our shareholders.
We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, or may be required to pay substantial fines or penalties, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our licenses, accreditation and eligibility to participate in Title IV programs.
Our acquisitions may not be successful and may result in additional debt or dilution to our shareholders, which could adversely affect our business.
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
Our financial performance depends, in part, on our ability to keep pace with changing education market needs and technology; if we fail to keep pace or fail in implementing or adapting to new educational offerings and technologies, our business may be adversely affected.
Increasingly, employers demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. The nature of the skills required can evolve rapidly in today’s changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to students. To offer a new academic program, we may be required to obtain federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for Title IV programs, a new academic program may need to be certified by the U.S. Department of Education. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.
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
Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of copyrights, trademarks, trade secrets, patents, domain names and contractual agreements to protect our proprietary rights. For example, we rely on trademark protection in the U.S. and various foreign jurisdictions to protect our rights to various marks as well as distinctive logos and other marks associated with our services. We also rely on agreements under which we obtain intellectual property to own or license rights to use intellectual property developed by faculty members, content experts and other third-parties. We cannot assure that these measures are adequate, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to in the U.S. or various foreign jurisdictions, or that third parties will not terminate our license rights or infringe upon or otherwise violate our intellectual property rights or the intellectual property rights of others. Despite our efforts to protect these rights, unauthorized third parties may attempt to use, duplicate or copy the proprietary aspects of our student recruitment and educational delivery methods and systems, curricula, online resource material or other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.
We may become party to disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. For example, third parties may allege that we have infringed upon or not obtained sufficient rights in the technologies used in our educational delivery systems, the content of our courses or other training materials or in our ownership or uses of other intellectual property claimed by that third party. Some third party intellectual property rights may prove to be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid violating those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter the design and operation of our systems or the content of our courses or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows. Refer to Note 16, Commitments and Contingencies, in Part II, Item 8, Financial Statements and Supplementary Data, for a description of pending patent litigation.
We may incur liability for the unauthorized duplication, distribution or other use of materials posted online.
In some instances, our employees, including faculty members, or our students may post various articles or other third-party content online in class discussion boards or in other venues including Facebook, PhoenixConnect, University of Phoenix’s proprietary social media network, and other social networks. The laws governing the fair use of these third-party materials are imprecise and adjudicated on a case-by-case basis, which makes it challenging to adopt and implement appropriately balanced institutional policies governing these practices. As a result, we could incur liability to third parties for the unauthorized duplication, distribution or other use of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our various liability insurance coverages, if any, may not cover potential claims of this type adequately or at all, and we may be required to alter or cease our uses of such material, which may include changing or removing content from our courses, or pay monetary damages, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Our educational institutions collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy, and the increased availability and use of mobile data devices by our employees and students increases the risk of unintentional disclosure of personal information. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot ensure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.
As part of our growth strategy, through Apollo Global, we have acquired additional universities outside the U.S. and we intend to actively pursue further acquisitions. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

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

•
potential political and economic instability in the countries in which we operate, including potential student uprisings such as the 2011 student protests in London against tuition increases and the ongoing student protests in Chile against for-profit education;

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
Any one or more of these risks could negatively impact our non-U.S. operations and materially and adversely impact our business, financial condition, results of operations and cash flows.
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

In addition, an increasing number of states are adopting new laws or changing their interpretation of existing laws regarding the apportionment of service revenues for corporate income tax purposes in a manner that could result in a larger proportion of our income being taxed by the states into which we sell services. These legislative and administrative changes could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Item 1B – Unresolved Staff Comments
None.
Item 2 – Properties
As of August 31, 2012, we utilized 358 facilities, the majority of which were leased, representing 9.4 million square feet and 0.6 million square feet of leased and owned property, respectively. The following table provides additional details:

			Leased		Owned		Total
Reportable Segment	Location	Type	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties	Sq. Ft.	# of Properties
University of Phoenix	United States	Office	1,024,230	11	—	—	1,024,230	11
	United States	Dual Purpose	5,751,861	220	—	—	5,751,861	220
			6,776,091	231	—	—	6,776,091	231

Apollo Global	United States	Dual Purpose	89,722	4	—	—	89,722	4
	International	Office	77,527	4	19,181	1	96,708	5
	International	Dual Purpose	1,161,092	41	557,274	22	1,718,366	63
			1,328,341	49	576,455	23	1,904,796	72

Other	United States	Office	1,187,736	21	—	—	1,187,736	21
	United States	Dual Purpose	89,608	33	—	—	89,608	33
			1,277,344	54	—	—	1,277,344	54

	International	Office	500	1			500	1
	Total		9,382,276	335	576,455	23	9,958,731	358
Dual purpose space includes office and classroom facilities. Leases generally range from five to ten years with one to two renewal options for extended terms. We also lease space from time to time on a short-term basis in order to provide specific courses or programs. We evaluate current utilization of the educational facilities and projected enrollment to determine facility needs.
During fiscal year 2011, we initiated a plan to rationalize a portion of our real estate in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, (approximately 443,000 square feet), which are included in the above table. Additionally, we adopted a plan to realign University of Phoenix’s ground locations throughout the U.S. subsequent to August 31, 2012, pursuant to which University of Phoenix will close 115 leased facilities comprising approximately two million square feet. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3 – Legal Proceedings
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
A description of pending litigation, settlements, and other proceedings that are outside the scope of ordinary and routine litigation incidental to our business is provided under Note 16, Commitments and Contingencies, Contingencies Related to Litigation and Other Proceedings and Other Matters, in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 4 – Mine Safety Disclosures
Not applicable.
PART II
Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Apollo Group Class A common stock trades on the NASDAQ Global Select Market under the symbol “APOL.” The holders of our Apollo Group Class A common stock are not entitled to any voting rights.
There is no established public trading market for our Apollo Group Class B common stock and all shares of our Apollo Group Class B common stock are beneficially owned by affiliates.
The table below sets forth the high and low bid share prices for our Apollo Group Class A common stock as reported by the NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First Quarter	$50.02	$37.08	$53.61	$33.75
Second Quarter	$58.29	$42.29	$46.42	$34.10
Third Quarter	$43.80	$30.93	$45.67	$38.00
Fourth Quarter	$38.34	$25.77	$54.23	$40.60
Holders
As of August 31, 2012, there were approximately 237 registered holders of record of Apollo Class A common stock and four registered holders of record of Apollo Class B common stock. A substantially greater number of holders of Apollo Group Class A common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Although we are permitted to pay dividends on our Apollo Class A and Apollo Class B common stock, we have never paid cash dividends on our common stock. Dividends are payable at the discretion of the Board of Directors, and the Articles of Incorporation treat the declaration of dividends on the Apollo Class A and Apollo Class B common stock in an identical manner as follows: holders of our Apollo Class A common stock and Apollo Class B common stock are entitled to receive cash dividends, if and to the extent declared by the Board of Directors, payable to the holders of either class or both classes of common stock in equal or unequal per share amounts, at the discretion of the Board of Directors. We have no current plan to pay dividends in the near term. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition and other factors the Board of Directors may consider relevant.
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
During the three months ended August 31, 2012, we repurchased approximately 2.0 million shares of our Class A common stock at a total cost of $63.5 million, representing a weighted average purchase price of $31.60 per share. The table below details our share repurchases during the three months ended August 31, 2012:

(In thousands, except per share data)	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase Under the Plans or Programs
Treasury stock as of May 31, 2012	74,638	$51.39	74,638	$63,547
New authorizations	—	—	—	—
Shares repurchased	472	31.84	472	(15,022)
Shares reissued	(7)	51.27	(7)	—
Treasury stock as of June 30, 2012	75,103	$51.27	75,103	$48,525
New authorizations	—	—	—	—
Shares repurchased	1,539	31.52	1,539	(48,525)
Shares reissued	(356)	50.87	(356)	—
Treasury stock as of July 31, 2012	76,286	$50.87	76,286	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(47)	50.87	(47)	—
Treasury stock as of August 31, 2012	76,239	$50.87	76,239	$—
(1) Shares repurchased in the above table exclude approximately 0.2 million shares repurchased for $6.4 million during the three months ended August 31, 2012 related to tax withholding requirements on restricted stock units. These repurchases do not fall under the repurchase program described below, and therefore do not reduce the amount that is available for repurchase under that program. Refer to Note 13, Shareholders’ Equity, in Item 8, Financial Statements and Supplementary Data.
As of August 31, 2012, we have no remaining availability under our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.

Company Stock Performance
The following graph compares the cumulative 5-year total return attained by shareholders on Apollo Class A common stock relative to the cumulative total returns of the S&P 500 index and a customized peer group of five companies that includes: Career Education Corporation, Corinthian Colleges, Inc., DeVry Inc., ITT Educational Services, Inc., and Strayer Education, Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the index, and in the peer group on August 31, 2007, and its relative performance is tracked through August 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Apollo Group, Inc., The S&P 500 Index and a Peer Group
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
8/07
8/08
8/09
8/10
8/11
8/12
Apollo Group, Inc.
S&P 500
Peer Group

$100 invested on 8/31/07 in stock and index-including reinvestment of dividends.
Fiscal year ending August 31.
Source: Standard & Poor’s.

	8/07	8/08	8/09	8/10	8/11	8/12
Apollo Group, Inc.	100	109	111	72	80	46
S&P 500	100	89	73	76	90	106
Peer Group	100	100	113	69	72	33
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

Item 6 – Selected Consolidated Financial Data
The following selected consolidated financial data is qualified by reference to and should be read in conjunction with Item 8, Financial Statements and Supplementary Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to fully understand factors that may affect the comparability of the information presented below. The consolidated statements of income data for fiscal years 2012, 2011 and 2010, and the consolidated balance sheets data as of August 31, 2012 and 2011, were derived from the audited consolidated financial statements, included herein.
We have made certain reclassifications to the Consolidated Statements of Income Data associated with our presentation of Mander Portman Woodward as discontinued operations. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

	As of August 31,
($ in thousands)	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,276,375	$1,571,664	$1,284,769	$968,246	$483,195
Restricted cash and cash equivalents	$318,334	$379,407	$444,132	$432,304	$384,155
Long-term restricted cash and cash equivalents	$—	$—	$126,615	$—	$—
Total assets	$2,868,322	$3,269,706	$3,601,451	$3,263,377	$1,860,412
Current liabilities	$1,655,039	$1,655,287	$1,793,511	$1,755,278	$865,609
Long-term debt	81,323	179,691	168,039	127,701	15,428
Long-term liabilities	207,637	190,739	251,161	155,785	133,210
Total equity	924,323	1,243,989	1,388,740	1,224,613	846,165
Total liabilities and shareholders’ equity	$2,868,322	$3,269,706	$3,601,451	$3,263,377	$1,860,412

	Year Ended August 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Consolidated Statements of Income Data:
Net revenue	$4,253,337	$4,711,049	$4,906,613	$3,953,566	$3,133,436
Costs and expenses:
Instructional and student advisory	1,800,569	1,759,986	1,720,059	1,333,919	1,177,991
Marketing	663,442	654,399	622,848	497,568	416,551
Admissions advisory	383,935	415,386	466,358	437,908	374,175
General and administrative	344,300	355,548	301,116	277,887	204,793
Depreciation and amortization	177,804	157,686	142,337	108,828	88,349
Provision for uncollectible accounts receivable	146,742	181,297	282,628	151,021	104,201
Restructuring and other charges	38,695	22,913	—	—	—
Goodwill and other intangibles impairment	16,788	219,927	184,570	—	—
Litigation charge (credit), net	4,725	(11,951)	177,982	80,500	—
Total costs and expenses	3,577,000	3,755,191	3,897,898	2,887,631	2,366,060
Operating income	676,337	955,858	1,008,715	1,065,935	767,376
Interest income	1,187	2,884	2,920	12,591	30,078
Interest expense	(11,745)	(8,931)	(11,864)	(4,448)	(3,450)
Other, net	476	(1,588)	(685)	(7,151)	6,772
Income from continuing operations before income taxes	666,255	948,223	999,086	1,066,927	800,776
Provision for income taxes	(283,072)	(419,136)	(463,619)	(456,720)	(314,025)
Income from continuing operations	383,183	529,087	535,467	610,207	486,751
Income (loss) from discontinued operations, net of tax	33,823	6,709	(13,886)	(16,377)	(10,824)
Net income	417,006	535,796	521,581	593,830	475,927
Net loss attributable to noncontrolling interests	5,672	36,631	31,421	4,489	598
Net income attributable to Apollo	$422,678	$572,427	$553,002	$598,319	$476,525
Earnings (loss) per share – Basic:
Continuing operations attributable to Apollo	$3.24	$4.01	$3.73	$3.90	$2.97
Discontinued operations attributable to Apollo	0.24	0.04	(0.09)	(0.11)	(0.07)
Basic income per share attributable to Apollo	$3.48	$4.05	$3.64	$3.79	$2.90
Earnings (loss) per share – Diluted:
Continuing operations attributable to Apollo	$3.22	$4.00	$3.71	$3.85	$2.94
Discontinued operations attributable to Apollo	0.23	0.04	(0.09)	(0.10)	(0.07)
Diluted income per share attributable to Apollo	$3.45	$4.04	$3.62	$3.75	$2.87
Basic weighted average shares outstanding	121,607	141,269	151,955	157,760	164,109
Diluted weighted average shares outstanding	122,357	141,750	152,906	159,514	165,870

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help investors understand our results of operations, financial condition and present business environment. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data. The MD&A is organized as follows:

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Significant events from the current period.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected on our consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of our cash flows and contractual obligations and other commercial commitments.
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services for approximately 40 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries and subsidiaries that we control include the following:

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
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. Refer to Fiscal Year 2012 Significant Events – Carnegie Learning, Inc. Acquisition in this MD&A for additional information. In addition, we are developing a business, Apollo Education Services, through which we intend to begin providing a variety of educational delivery services to other higher education institutions.
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2012, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 84% of its cash basis revenue for eligible tuition and fees was derived from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), as calculated under the 90/10 Rule.
We believe that a critical element of generating successful long-term growth and attractive returns for our stakeholders is to provide high quality educational products and services to increase the value proposition for students and maximize the benefits of their educational experience. Accordingly, we are actively focused on further aligning our educational offerings with the learning outcomes students need to succeed in today’s and tomorrow’s workplace. We are continuously enhancing and expanding our current service offerings and investing in academic quality. We have developed customized systems for academic quality management, faculty recruitment and training, student tracking, and marketing to help us more effectively manage toward this objective. We believe we utilize one of the most comprehensive postsecondary learning assessment programs in the U.S. We seek to improve student retention by building a strong connection between our education and careers, promoting instructional innovation and enhancing student services. All of these efforts are designed to help our students stay in school and succeed.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Focus on Education to Careers. We recognize the critical importance to our students of improved employment or advancement prospects. We believe that this has been a core value proposition in our offering to students over the years. However, we believe that we must enhance this value proposition for our students and do so in a manner that is clearly demonstrable. Specifically, we believe that we must be able to demonstrate a clearly compelling relationship between our degree programs and improvements in our graduates’ prospects for employment in their relevant field of choice or advancement within their existing careers. Accordingly, we are actively focused on enhancing this element of our educational offerings through various initiatives, including the incorporation of career resources such as career planning tools and faculty support directly into the learning experience.

•
Student Experience. We remain focused on more effectively identifying students who can succeed in our educational programs, ensuring they are adequately prepared, and improving the overall student experience. In furtherance of this, along with enhancing the connection of education to careers as discussed above:

•
we are actively working on major enhancements to our learning and student service platforms, and we are in the process of incorporating adaptive learning into our curricula to offer an individualized approach to learning;

•
we require substantially all incoming students with less than 24 credits to attend our free three-week University Orientation Program, which is designed to help inexperienced prospective students better understand the time commitments and rigors of higher education prior to enrollment;

•	we have modified our marketing content and channels to better identify potential students that we believe are more likely to succeed at University of Phoenix; and

•	we have eliminated all enrollment factors in evaluating the performance of our admissions personnel in order to better align our admissions personnel with our students’ success.
We believe that some of these changes significantly contributed to the reduction in aggregate New Degreed Enrollment in fiscal years 2011 and 2012; however, we believe these changes, together with other initiatives, have improved the student experience and will enhance student outcomes. Furthermore, we believe that over the long-term these initiatives will reduce the risks to our business associated with the regulatory environment.

•
Business Process Reengineering. During fiscal year 2011, we began initiating a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We have incurred $61.6 million of cumulative restructuring and other charges associated with these activities during fiscal years 2011 and 2012.

Pursuant to this initiative, in fiscal years 2012 and 2011 we implemented the following strategic reductions in workforce:

•	During the fourth quarter of fiscal year 2012, we eliminated approximately 350 positions at University of Phoenix, Apollo Global and certain Corporate functions;

•	During the third quarter of fiscal year 2012, we eliminated approximately 150 positions at UNIACC principally representing non-direct student servicing personnel; and

•	During the first quarter of fiscal year 2011, we eliminated approximately 700 full-time positions at University of Phoenix principally representing admissions personnel.
Subsequent to August 31, 2012, we continued our initiative to reengineer business processes and refine our educational delivery structure. These activities, including the actions discussed below, are expected to favorably impact annual operating expenses by at least $300 million by fiscal year 2014, when compared to fiscal year 2012. We expect to realize more than half of these cumulative cost savings in fiscal year 2013, with the remainder in fiscal year 2014.

•
University of Phoenix is realigning its ground locations throughout the U.S., which will directly impact approximately 4% of Degreed Enrollment, or around 13,000 students. These students will be offered support to continue their education at University of Phoenix either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. This plan includes closing 115 locations, consisting of 90 learning and student resource centers, which are generally smaller satellite locations, and 25 campuses. University of Phoenix will preserve a national coast-to-coast network of 112 locations and plans to retain a presence in 36 states, the District of Columbia and the Commonwealth of Puerto Rico. Subject to regulatory approvals, the realignment is expected to be substantially complete in fiscal year 2013. We expect to incur approximately $175 million of restructuring and other charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. We plan to continue investing in our ground locations to create state-of-the art, technologically-integrated facilities offering academic and career support and increased mobile connectivity, while also continuing to advance our leading-edge online learning platform.

•
We also have begun implementing a workforce reduction and expect to decrease total headcount, excluding faculty, by approximately 800 employees during fiscal year 2013. We anticipate incurring approximately $25 million of restructuring and other charges in fiscal year 2013 related to workforce reductions.

Refer to Results of Operations in this MD&A and Part I, Item 1A, Risk Factors – Risks Related to Our Business – The on-going reengineering of our business processes, including a substantial reduction in our on-ground locations and a reduction in workforce, could negatively impact our enrollment and operating results, for further discussion.

•
Regulatory Environment. Our domestic postsecondary institutions are subject to extensive federal and state regulations. In particular, the federal Higher Education Act, as reauthorized, and related U.S. Department of Education regulations, prescribe detailed requirements affecting substantially all activities of University of Phoenix and Western International University as a condition to participating in Title IV programs. We have summarized below certain significant regulatory developments and trends applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors.

•
Higher Learning Commission. In August 2010, University of Phoenix received a letter from its principal accreditor, the Higher Learning Commission (“HLC”), requiring University of Phoenix to provide certain information and evidence of compliance with HLC accreditation standards. This followed the August 2010 report published by the Government Accountability Office of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions of higher education, including University of Phoenix. In July 2011, the Special Committee formed to review this matter completed its work, concluding that based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions were significantly inadequate or inappropriate. HLC also stated that there remained significant questions and areas that University of Phoenix should work on improving. HLC is reviewing these areas of concern as part of its previously scheduled comprehensive reaffirmation evaluation visit, which began in March 2012.

In September 2012, HLC required University of Phoenix to provide a response to data submitted on the University of Phoenix’s 2012 Institutional Annual Report. HLC reviews data from all of its accredited and candidate for accreditation member institutions. HLC identified three non-financial indicators for which it sought additional information:

•	Increase or decrease in full-time faculty of 25% or more from the prior year’s report;

•	Ratio of undergraduate full-time equivalent students to undergraduate full-time equivalent faculty of greater than 35 in the period reported; and

•	Three-year student loan default rate of 25% or more.
University of Phoenix expects to respond to HLC in late October 2012. HLC has indicated that it will assign several members of the current team reviewing University of Phoenix’s reaffirmation to evaluate University of Phoenix’s response to the report, and that their evaluation will become an appendix to the review team’s report on University of Phoenix’s reaffirmation.
Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs, which would materially and adversely affect our business.

•
U.S. Congressional Hearings and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”), regarding various aspects of the education industry that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees, and we intend to continue being responsive to Congress in this regard. In July 2012, the HELP Committee issued their final report which was unfavorable to proprietary institutions. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our enrollment and increase our costs of operation.
In addition to possible reductions in federal student financial aid, state-funded student financial aid also may be reduced as many states grapple with their own historic budget shortfalls, including California, as described below.

•
California Grant Program (“Cal Grants”). In California, the state in which we conduct the most business by revenue, University of Phoenix students received approximately $21 million of Cal Grants in fiscal year 2012. Effective July 1, 2012, only schools with a graduation rate of at least 30% and a three-year federal student loan cohort default rate below 15.5% are eligible to participate in the Cal Grant program. As a result, new University of Phoenix students are no longer eligible for Cal Grants and continuing students will be eligible for only one additional year, and the maximum award for these students has been reduced by 20%. This change and other changes in state-funded student financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.

•
Increased Attention to Issues Surrounding Marketing. At both the state and federal level, there are a growing number of efforts to evaluate and restrict the manner in which educational institutions market their services to potential students. For example, several state Attorneys General recently reached a settlement with a third-party lead generation provider relating to alleged misleading marketing practices. In addition, various members of Congress have commented publicly about allegedly deceptive marketing practices by some for-profit educational institutions based on review of the materials released by Senator Tom Harkin, and on September 21, 2012, a group of Senators and Representatives sent a letter to the Federal Trade Commission encouraging the Commission to evaluate these practices. Other members of Congress have introduced legislation to limit the use of federal funds for marketing purposes. Action by Congress or the Department of Education to address these marketing issues could limit and potentially constrain our choices of marketing plans and limit their effectiveness.

•
Office of the Inspector General of the U.S. Department of Education (“OIG”). In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds.

•
90/10 Rule. University of Phoenix and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. An institution that derives more than 90% of its cash-basis revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years.

The 90/10 Rule percentages for University of Phoenix for fiscal years 2012, 2011 and 2010 were as follows:

	90/10 Rule Percentages for Fiscal Years Ended August 31,
	2012	2011(1)	2010(1)
University of Phoenix	84%	86%	88%
(1) Calculated excluding the temporary relief from the impact of loan limit increases, which was allowable for amounts received and applied to eligible charges between July 1, 2008 and June 30, 2011 that were attributable to the increased annual loan limits.
Although the University of Phoenix 90/10 Rule percentage for fiscal year 2012 has decreased from fiscal years 2011 and 2010, the 90/10 Rule percentage for University of Phoenix has increased materially over the years prior to fiscal year 2010. This prior increase was primarily attributable to the increase in student loan limits affected by the Ensuring Continued Access to Student Loans Act of 2008 and expanded eligibility for and increases in the maximum amount of Pell Grants.
We believe the decrease in the University of Phoenix 90/10 Rule percentage in fiscal year 2012 compared to fiscal years 2011 and 2010 is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees, and emphasizing employer-paid and other direct-pay education programs.
Based on recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2013. However, the 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. In addition, the ineligibility of University of Phoenix students for Cal Grants in California as discussed above, and reductions in other state-funded student financial aid programs could adversely impact our compliance with the 90/10 rule, because tuition revenue derived from such programs is included in the 10% portion of the rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below.
Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – Our schools and programs would lose their eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.

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

The two-year cohort default rates for University of Phoenix and for all proprietary postsecondary institutions for the federal fiscal years 2010, 2009 and 2008 were as follows:

	Two-Year Cohort Default Rates for Cohort Years Ended September 30,
	2010	2009	2008
University of Phoenix(1)	17.9%	18.8%	12.9%
All proprietary postsecondary institutions(1)	12.9%	15.0%	11.6%
(1) Based on information published by the U.S. Department of Education.
Although the University of Phoenix 2010 two-year cohort default rate decreased compared to the previous year, University of Phoenix cohort default rates have increased materially over the prior several years. We believe the increases over the prior several years are due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced.
While we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates. As part of our repayment management initiatives, effective with the 2009 cohort we engaged third party service providers to assist our students who are at risk of default. These service providers contact students and offer assistance, which includes providing students with specific loan repayment information such as repayment options and loan servicer contact information, and they attempt to transfer these students to the relevant loan servicer to resolve their delinquency. In addition, we are intensely focused on student retention and enrolling students who have a reasonable chance to succeed in our programs, in part because the rate of default is higher among students who do not complete their degree program compared to students who graduate. Based on the available preliminary data, we do not expect the University of Phoenix or Western International University 2011 two-year cohort default rates to equal or exceed 25%.
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012 and the Department will publish the three-year cohort default rates in addition to the two-year rates until the phase-in of the three-year measurement period is complete. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts equals or exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort equals or exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rate equals or exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.
Set forth below is the official three-year cohort default rate for University of Phoenix and all propriety postsecondary institutions for the 2009 cohort, as well as the informational, “trial” three-year rates previously published by the Department for the 2008 and 2007 cohorts:

	Three-Year Cohort Default Rates for Cohort Years Ended September 30,
	2009	2008(2)	2007(2)
University of Phoenix(1)	26.4%	21.1%	15.9%
All proprietary postsecondary institutions(1)	22.7%	22.4%	21.2%
(1) Based on information published by the U.S. Department of Education.
(2) Trial rates published by the Department for informational purposes only.
Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate – An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

•
Information Technology. We are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure. However, the transition from our legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions, that could adversely impact our business. Refer to Part I, Item 1A, Risk Factors – Risks Related to Our Business – System disruptions and security threats to our computer networks or phone systems could have a material adverse effect on our business.

•
Expand into New Markets. We pursue opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. We actively pursue quality opportunities to acquire or develop institutions of higher learning through Apollo Global and to provide educational services to other higher education institutions through our Apollo Education Services business. To date, Apollo Global has acquired educational institutions in the United Kingdom, Mexico and Chile, and has also established a joint venture to develop and provide educational services and programs in India. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

For a more detailed discussion of our business, industry and risks, refer to Item 1, Business, and Item 1A, Risk Factors.
Fiscal Year 2012 Significant Events
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2012:

1.
Carnegie Learning, Inc. Acquisition. During the first quarter of fiscal year 2012, we acquired all of the stock of Carnegie Learning, Inc., a publisher of research-based math curricula and adaptive learning software for $75.0 million. In a separate transaction, we acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools which we believe will help raise student achievement levels, and support improved retention and graduation rates at University of Phoenix. Refer to Note 5, Acquisitions, in Item 8, Financial Statements and Supplementary Data.

2.
UNIACC Accreditation. On November 17, 2011, UNIACC was advised by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC has appealed the decision, which was denied in July 2012. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs and we cannot predict the magnitude of further reductions, if any, at this time. We implemented a reduction in workforce at UNIACC following the loss of institutional accreditation to better align its operations with its refined business model and outlook. We will continue to operate UNIACC with this refined business model and expect to pursue re-accreditation with the National Accreditation Commission in fiscal year 2014 when regulations permit. Based principally on these developments, we recorded goodwill and other intangibles impairment charges of $16.8 million during the first quarter of fiscal year 2012. Refer to Critical Accounting Policies and Estimates in this MD&A. In addition, in recent months, UNIACC has become the subject of two separate investigations by a prosecutor in Santiago, Chile. Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.

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

4.
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). During the first quarter of fiscal year 2012, we entered into an agreement in principle with the plaintiffs to settle a securities class action lawsuit entitled In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona, for $145.0 million. On April 20, 2012, the Court approved the settlement agreement and entered an order of final judgment and dismissal. In connection with approval of the settlement agreement and the dismissal of the lawsuit, the Court also vacated the related judgment against us and the individual defendants. Under the settlement agreement, during the third quarter of fiscal year 2012, the $145.0 million we had previously deposited into a common fund account in December 2011 was paid to the plaintiffs. Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.

5.	Changes in Directors and Executive Officer. The following changes in directors and executive officer occurred during fiscal year 2012:
Executive Officer and Director

•	During the second quarter of fiscal year 2012, Charles B. Edelstein announced his retirement as Co-CEO and director as of August 26, 2012.
Directors

•	During the first quarter of fiscal year 2012, Samuel A. DiPiazza, Jr. resigned from the Board of Directors;

•	Dino J. DeConcini chose not to stand for reelection at the 2012 annual meeting of our Class B shareholders and therefore his term of service ended January 9, 2012;

•	During the second quarter of fiscal year 2012, Richard H. Dozer was appointed to our Board of Directors;

•	During the third quarter of fiscal year 2012, Allen R. Weiss was appointed to our Board of Directors;

•	During the fourth quarter of fiscal year 2012, Secretary Margaret Spellings was appointed to our Board of Directors; and

•
During the fourth quarter of fiscal year 2012, K. Sue Redman, a member of our Board of Directors and Audit Committee Chair, informed the Board of Directors that she has decided not to stand for reelection as a director when her term expires at the 2013 annual meeting of our Class B shareholders.

6.
Securities and Exchange Commission. In March 2012, the staff of the Securities and Exchange Commission notified us that its informal inquiry into our revenue recognition practices had been completed and that the staff did not intend to recommend any enforcement action by the Commission.

In April 2012, we received notification from the Enforcement Division of the Securities and Exchange Commission requesting documents and information relating to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts. We are cooperating fully with the Securities and Exchange Commission in connection with this investigation. We cannot predict the eventual scope or outcome of this investigation.

7.
Revolving Credit Agreement. In April 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaces our previous $500 million revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017.

8.
Sale of Mander Portman Woodward (“MPW”). In July 2012, BPP completed the sale of its subsidiary, MPW, a U.K.-based secondary education institution, for £54.8 million (equivalent to $85.3 million as of the date of sale). The sale reflects our strategy to focus on the postsecondary education market. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

9.
University of Phoenix Program Review. In July 2012, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department in respect of the Department’s July 2012 program review. There were no findings in the program review.

10.
Education, Jobs and the American Dream Report. In September 2012, we released a report, Education, Jobs and the American Dream: How We Got Here, which examines the evolution of postsecondary educational attainment in America and its relationship to today’s growing employment “skills gap.”

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make certain estimates, assumptions and judgments that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting policies involve a higher degree of judgments, estimates and complexity, and are detailed below.
Revenue Recognition
Our educational programs, primarily composed of University of Phoenix programs, are designed to range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.
Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory expenses. Total employee tuition benefits were $71.1 million, $97.0 million and $100.3 million for fiscal years 2012, 2011 and 2010, respectively.
The following table presents the components of our net revenue, and each component as a percentage of total net revenue, for the fiscal years 2012, 2011 and 2010:

	Year Ended August 31,
($ in thousands)	2012		2011		2010
Tuition and educational services revenue	$4,124,629	97%	$4,549,010	96%	$4,738,712	96%
Educational materials revenue	294,499	7%	320,780	7%	324,951	7%
Services revenue	56,981	1%	76,500	2%	84,185	2%
Other revenue	33,192	1%	23,139	—%	22,414	—%
Gross revenue	4,509,301	106%	4,969,429	105%	5,170,262	105%
Less: Discounts	(255,964)	(6)%	(258,380)	(5)%	(263,649)	(5)%
Net revenue	$4,253,337	100%	$4,711,049	100%	$4,906,613	100%

•
Tuition and educational services revenue encompasses both online and on-campus classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized over the period of instruction as services are delivered to students.

For our Apollo Global operations, tuition revenue is generally recognized over the length of the course and/or program, which may vary depending on the program structure.

•
Educational materials revenue relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials revenue also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

•
Services revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. As a result of U.S. Department of Education regulations that became effective on July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with IPD Client Institutions and is recognized on a straight line basis over the term of the contract as the services are provided. The term for these fixed fee contracts range from one to five years with provisions for renewal thereafter.

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
Allowance for Doubtful Accounts
Our accounts receivable is reduced by an allowance for amounts that we expect to become uncollectible in the future. We use estimates that are subjective and require judgment in determining the allowance for doubtful accounts, which are principally based on historical collection experience, historical write-offs of our receivables and current trends. Our accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection for approximately six months.
When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lender. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs.
Our estimation methodology uses a statistical model that considers a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience as well as other student characteristics such as degree level and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment. We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. Accordingly, we believe our allowance for doubtful accounts reflects our most recent collections experience and is responsive to changes in trends.
We recorded bad debt expense of $146.7 million, $181.3 million and $282.6 million during fiscal years 2012, 2011 and 2010, respectively. For a discussion of the decrease in bad debt expense, refer to Results of Operations below. Our allowance for doubtful accounts was $107.2 million and $128.9 million as of August 31, 2012 and 2011, respectively, which approximated 37% and 40% of gross student receivables as of the respective dates. For the purpose of sensitivity:

•	a one percent change in our allowance for doubtful accounts as a percentage of gross student receivables as of August 31, 2012 would have resulted in a pre-tax change in income of $2.9 million; and

•	if our bad debt expense were to change by one percent of total net revenue for the fiscal year ended August 31, 2012, we would have recorded a pre-tax change in income of approximately $42.5 million.
Goodwill and Intangibles
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
Indefinite-lived intangibles are recorded at fair market value on their acquisition date and include trademarks and foreign regulatory accreditations and designations. The substantial majority of our indefinite-lived intangibles consist of trademarks acquired in the BPP and Carnegie Learning acquisitions. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and when we intend to renew the respective intangible and renewal can be accomplished at little cost.
We assess goodwill and indefinite-lived intangibles at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.
With the early adoption in fiscal year 2012 of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” we have updated our goodwill and indefinite-lived intangible impairment tests to include an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or asset, as applicable, is less than its carrying amount. For goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, we proceed with performing the two-step quantitative goodwill impairment test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. For indefinite-lived intangibles that we elect to not perform the qualitative assessment or that we conclude are more likely than not to be impaired based on our qualitative assessment, we compare the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Our goodwill and indefinite-lived intangibles by reporting unit are summarized below:

($ in thousands)	Annual Impairment Test Date	Goodwill as of August 31,		Indefinite-lived Intangibles as of August 31,
		2012	2011	2012	2011
University of Phoenix(1)	May 31	$71,812	$37,018	$14,100	$—
Apollo Global
BPP(2)	July 1	—	50,694	86,410	97,662
ULA	May 31	14,642	15,591	2,352	2,504
Western International University	May 31	1,581	1,581	—	—
UNIACC(3)	May 31	—	13,103	998	5,311
Other
CFFP	August 31	15,310	15,310	—	—
Total		$103,345	$133,297	$103,860	$105,477
(1) During the first quarter of fiscal year 2012, we acquired Carnegie Learning, which resulted in recognizing $34.8 million of goodwill and a $14.1 million trademark intangible. Refer to Note 5, Acquisitions, in Item 8, Financial Statements and Supplementary Data.
(2) During the fourth quarter of fiscal year 2012, BPP sold MPW, which included the allocation of BPP’s remaining goodwill and the MPW trademark intangible of $45.3 million and $7.9 million, respectively. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
(3) We recorded a $16.8 million impairment charge for UNIACC’s goodwill and other intangibles during the first quarter of fiscal year 2012. See further discussion below.
The process of evaluating the potential impairment of goodwill and indefinite-lived intangibles is subjective and requires significant judgment at many points during the analysis, including identifying our reporting units, identifying and allocating assets and liabilities to each of our reporting units, performing an optional qualitative assessment, and determining the fair value of our reporting units or intangibles, as applicable. Our goodwill testing process may include the use of industry accepted valuation methods, involvement of various levels of management in different operating functions to review and approve certain criteria and assumptions and, in certain instances, engaging third-party valuation specialists to assist with our analysis.
If we elect to perform an optional qualitative analysis for certain reporting units as part of our goodwill impairment testing or for certain indefinite-lived intangibles, we consider many factors in the analysis, including, but not limited to, general economic conditions, industry and market conditions, the Company’s stock price, financial performance and key business drivers of the reporting unit, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.
We primarily use an income-based approach consisting of a discounted cash flow valuation method to determine the fair value of our reporting units. We also consider a market-based approach or a combination of both methods. The discounted cash flow valuation method consists of projecting future cash flows for a reporting unit, which may include developing one or multiple sets of cash flow scenarios and applying a reasonable weighting to those scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.

We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the probability weightings assigned to cash flow scenarios, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business, and operating strategies and initiatives over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We also believe the assumptions used in our goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
We use the relief-from-royalty method to determine the fair value of our trademark intangibles as part of our annual testing process, if applicable. This method estimates the benefit of owning the intangibles rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. The determination of fair value of our indefinite-lived intangibles consists primarily of using unobservable inputs under the fair value measurement standards.
If our critical assumptions discussed above deteriorate or are adversely impacted, a lower fair value assessment may result, which could lead to potential goodwill and indefinite-lived intangible impairments in the future.
Fiscal Year 2012 Impairment Testing
We completed our annual goodwill and indefinite-lived intangibles impairment tests for each of our reporting units during fiscal year 2012, as applicable. For our UNIACC reporting unit, we performed an interim goodwill impairment test in the first quarter of fiscal year 2012, which resulted in recognizing goodwill and other intangibles impairment charges, as further discussed below. We did not record any impairment charges associated with our other reporting units.
For University of Phoenix, Western International University and CFFP, we performed qualitative assessments that included consideration of the factors discussed above. We also considered that the fair value of these reporting units exceeded their respective carrying values in their most recent annual tests by a substantial margin, including more than 90% for University of Phoenix. Based on our assessments, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
For our ULA reporting unit, we performed the step one quantitative goodwill impairment test and determined the fair value exceeded the carrying value of its net assets and its goodwill was not impaired. The excess as a percentage of fair value was approximately 25%. We determined the fair value of our ULA reporting unit by using a discounted cash flow valuation method. The key assumptions used in our ULA goodwill impairment analysis include projected net revenue growth through ULA’s working learner educational programs offered through a blend of on-campus and online modalities, a discount rate of 15.5% and a terminal growth rate of 5%. For sensitivity purposes, a 100 basis point change in either of these assumptions would not have resulted in the carrying value exceeding the fair value for our ULA reporting unit as of the May 31, 2012 annual impairment test date.
For our UNIACC reporting unit, we revised our cash flow estimates and performed an interim goodwill impairment analysis in the first quarter of fiscal year 2012 resulting from the uncertainty and other factors associated with UNIACC’s institutional accreditation. Refer to Fiscal Year 2012 Significant Events – UNIACC Accreditation in this MD&A.
To determine the fair value of the UNIACC reporting unit in our interim step one analysis, we used a discounted cash flow valuation method using assumptions that we believe would be a reasonable market participant’s view of the impact of the loss of accreditation status and the increased uncertainty impacting UNIACC. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation. Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangibles utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangibles totaling $11.9 million and $3.9 million, respectively, were impaired. We also recorded a $1.0 million impairment for certain finite-lived intangibles. We did not record an income tax benefit associated with these charges as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.

As of August 31, 2012 and 2011, our indefinite-lived intangibles totaled $103.9 million and $105.5 million, respectively, and primarily consist of the BPP and Carnegie Learning trademarks of $80.7 million and $14.1 million, respectively. Excluding UNIACC, which is discussed above, we performed a fair value analysis for our indefinite-lived intangibles as of the respective annual impairment test dates during fiscal year 2012 and determined there was no impairment. With respect to BPP’s trademark, we estimated fair value using the relief-from-royalty valuation method utilizing moderate revenue growth rate assumptions, a discount rate of 12.5% and a terminal growth rate of 3%. For sensitivity purposes, a 100 basis point change in the discount rate and terminal growth rate assumptions would not have resulted in impairment as of the July 1, 2012 annual impairment test date.
Finite-lived intangibles that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. As of August 31, 2012 and 2011, our finite-lived intangibles totaled $45.2 million and $15.6 million, respectively, and primarily consist of $34.2 million of software and technology that was acquired in the Carnegie Learning acquisition in fiscal year 2012. The weighted average useful life of our finite-lived intangibles that are not fully amortized as of August 31, 2012 is 4.8 years.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding the impairment charge discussed above for the UNIACC reporting unit, we did not recognize any impairment charges for our other long-lived assets during fiscal year 2012. As of August 31, 2012, we believe the carrying amounts of our remaining other long-lived assets are fully recoverable and no impairment exists.
Loss Contingencies
We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment.
Income Taxes
We are subject to the income tax laws of the U.S. and the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. As a result, significant judgments and interpretations are required in determining our provision for income taxes and evaluating our uncertain tax positions.
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
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in our Consolidated Statements of Income. Our total unrecognized tax benefits, excluding interest and penalties, were $32.2 million and $25.8 million as of August 31, 2012 and 2011, respectively.
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
We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. We used the following weighted average assumptions for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2012	2011	2010
Weighted average fair value	$14.10	$16.71	$17.30
Expected volatility	46.6%	46.8%	48.6%
Expected term	4.3	4.2	4.2
Risk-free interest rate	0.6%	1.4%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Expected Volatility – We estimate expected volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options. We believe this method is the most representative of expected volatility and future stock price trends.
Expected Term – The expected term of options represents the period of time that the options granted are expected to be outstanding. Prior to fiscal year 2011, we generally used the simplified mid-point method to estimate the expected term of stock options based on our determination that the terms and exercise behavior of our stock options had changed significantly in recent periods, causing our historical exercise data to not be reflective of our expectations of future exercise behavior. The simplified method uses the mid-point between the vesting and contractual terms of the stock options. In fiscal years 2012 and 2011, we estimated the expected term of our stock options granted based primarily on the vesting period of the awards and historical exercise behavior, which did not result in a significant change in our expected term assumption compared to prior years.
Risk-Free Interest Rate – We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.
Dividend Yield – We have determined our dividend yield assumption by considering that we have not historically paid dividends and we have no current plan to pay dividends in the near term.
The assumptions that have the most significant effect on the fair value of the stock option grants and therefore, associated expense, are the expected term and expected volatility. The following table illustrates how changes to these assumptions would affect the weighted average fair value per option as of the grant date for the 176,000 options granted during fiscal year 2012:

	Expected Volatility
Expected Term (Years)	41.9%	46.6%	51.3%
3.8	$12.10	$13.31	$14.50
4.3	12.83	14.10	15.34
4.8	13.52	14.84	16.13
For share-based awards with performance conditions, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
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

Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during fiscal years 2012, 2011 and 2010. We have made certain reclassifications to the fiscal year 2011 and 2010 results of operations associated with our presentation of Mander Portman Woodward as discontinued operations. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
As discussed in the Overview of this MD&A, we believe some of our initiatives to enhance the student experience and outcomes have contributed to the decline in University of Phoenix enrollment. Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved the student experience and will enhance student outcomes. Furthermore, we believe that over the long-term, these initiatives will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
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

•	Admissions advisory – the substantial majority of costs consist of compensation for admissions personnel. The category also includes other costs directly related to admissions advisory functions.

•	General and administrative – consist primarily of corporate compensation, occupancy costs, legal and professional fees, and other related costs.

•	Depreciation and amortization – consist of depreciation expense on our property and equipment and amortization of our finite-lived intangibles.

•	Provision for uncollectible accounts receivable – consist of expense charged to reduce our accounts receivable to our estimate of the amount we expect to collect.

Fiscal Year 2012 Compared to Fiscal Year 2011
Analysis of Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Year Ended August 31,				% Change
			% of Net Revenue
($ in thousands)	2012	2011	2012	2011
Net revenue	$4,253,337	$4,711,049	100.0%	100.0%	(9.7)%
Costs and expenses:
Instructional and student advisory	1,800,569	1,759,986	42.3%	37.4%	2.3%
Marketing	663,442	654,399	15.6%	13.9%	1.4%
Admissions advisory	383,935	415,386	9.0%	8.8%	(7.6)%
General and administrative	344,300	355,548	8.1%	7.5%	(3.2)%
Depreciation and amortization	177,804	157,686	4.2%	3.3%	12.8%
Provision for uncollectible accounts receivable	146,742	181,297	3.5%	3.9%	(19.1)%
Restructuring and other charges	38,695	22,913	0.9%	0.5%	68.9%
Goodwill and other intangibles impairment	16,788	219,927	0.4%	4.7%	*
Litigation charge (credit), net	4,725	(11,951)	0.1%	(0.3)%	*
Total costs and expenses	3,577,000	3,755,191	84.1%	79.7%	(4.7)%
Operating income	676,337	955,858	15.9%	20.3%	(29.2)%
Interest income	1,187	2,884	0.1%	—%	(58.8)%
Interest expense	(11,745)	(8,931)	(0.3)%	(0.2)%	(31.5)%
Other, net	476	(1,588)	—%	—%	*
Income from continuing operations before income taxes	666,255	948,223	15.7%	20.1%	(29.7)%
Provision for income taxes	(283,072)	(419,136)	(6.7)%	(8.9)%	32.5%
Income from continuing operations	383,183	529,087	9.0%	11.2%	(27.6)%
Income from discontinued operations, net of tax	33,823	6,709	0.8%	0.2%	*
Net income	417,006	535,796	9.8%	11.4%	(22.2)%
Net loss attributable to noncontrolling interests	5,672	36,631	0.1%	0.8%	(84.5)%
Net income attributable to Apollo	$422,678	$572,427	9.9%	12.2%	(26.2)%
* not meaningful
Net Revenue
Our net revenue decreased $457.7 million, or 9.7%, in fiscal year 2012 compared to fiscal year 2011. The decrease was primarily attributable to University of Phoenix’s 10.2% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $40.6 million, or 2.3% in fiscal year 2012 compared to fiscal year 2011, which represents a 490 basis point increase as a percentage of net revenue. The increase in expense was primarily related to our various initiatives to more effectively support our students and enhance their educational outcomes, including investments in adaptive learning, curriculum development, the new learning and service platforms, and initiatives to connect education to careers. This was partially offset by a decrease in costs that are more variable in nature such as faculty and certain student advisory functions.

Marketing
Marketing increased $9.0 million, or 1.4%, in fiscal year 2012 compared to fiscal year 2011, which represents a 170 basis point increase as a percentage of net revenue. The increase in expense was principally attributable to higher employee compensation costs and other costs, including expense related to building employer relationships. This was partially offset by lower advertising costs attributable in part to reducing our use of third-party operated Internet sites.
Admissions Advisory
Admissions advisory decreased $31.5 million, or 7.6%, in fiscal year 2012 compared to fiscal year 2011, which represents a 20 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower admissions advisory headcount, partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses decreased $11.2 million, or 3.2%, in fiscal year 2012 compared to fiscal year 2011, which represents a 60 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower employee compensation costs and a reduction in legal costs in connection with defending ourselves in various legal matters.
Depreciation and Amortization
Depreciation and amortization increased $20.1 million, or 12.8%, in fiscal year 2012 compared to fiscal year 2011, which represents a 90 basis point increase as a percentage of net revenue. The increase was principally attributable to $12.0 million of intangibles amortization in fiscal year 2012 as a result of the Carnegie Learning acquisition, and increased capital expenditures and capital leases in recent years primarily related to information technology. The increase was partially offset by a decrease in amortization of BPP intangibles.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $34.6 million, or 19.1%, in fiscal year 2012 compared to fiscal year 2011, which represents a 40 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•
reductions in gross accounts receivable principally resulting from decreases in University of Phoenix Degreed Enrollment. Refer to further discussion below in Analysis of Operating Results by Reportable Segment; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. The following table details the charges incurred during the respective fiscal years, and the cumulative costs associated with these activities:

	Year Ended August 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$15,981	$19,067	$35,048
Severance and other employee separation costs	12,887	3,846	16,733
Other restructuring related costs	9,827	—	9,827
Restructuring and other charges	$38,695	$22,913	$61,608

The following table summarizes the above restructuring and other charges in our segment reporting format:

	Year Ended August 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$20,002	$22,913	$42,915
Apollo Global	5,918	—	5,918
Other	12,775	—	12,775
Restructuring and other charges	$38,695	$22,913	$61,608
During fiscal year 2011, we initiated a plan to rationalize a portion of our real estate in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and we have determined will no longer provide a future economic benefit. The leases on these facilities were classified as operating leases and we recorded initial aggregate charges of $38.7 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Excluding adjustments resulting from changes in estimates and interest accretion charges, we do not expect to incur additional charges associated with the facilities abandoned in connection with this real estate rationalization plan.
During fiscal years 2012 and 2011, we implemented the following strategic reductions in workforce:

•
During the fourth quarter of fiscal year 2012, we eliminated approximately 350 positions at University of Phoenix, Apollo Global and certain Corporate functions. We incurred $10.2 million of severance and other employee separation costs including share-based compensation, which are included in the reportable segments in which the respective eliminated personnel were employed.

•
During the third quarter of fiscal year 2012, we eliminated approximately 150 positions at UNIACC principally representing non-direct student servicing personnel. This personnel reduction followed UNIACC’s loss of institutional accreditation, which is discussed further at Overview - Fiscal Year 2012 Significant Events in this MD&A. We incurred $2.7 million of severance and other employee separation costs, which are included in our Apollo Global reportable segment.

•
During the first quarter of fiscal year 2011, we eliminated approximately 700 full-time positions at University of Phoenix principally representing admissions personnel. We incurred $3.8 million of severance and other employee separation costs, which are included in our University of Phoenix reportable segment.

We incurred $9.8 million of costs during fiscal year 2012 principally attributable to services from consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.
Subsequent to August 31, 2012, we continued our initiative to reengineer business processes and refine our educational delivery structure. These activities, including the actions discussed below, are expected to favorably impact annual operating expenses by at least $300 million by fiscal year 2014, when compared to fiscal year 2012. We expect to realize more than half of these cumulative cost savings in fiscal year 2013, with the remainder in fiscal year 2014.

•
University of Phoenix is realigning its ground locations throughout the U.S., which will directly impact approximately 4% of Degreed Enrollment, or around 13,000 students. These students will be offered support to continue their education at University of Phoenix either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. This plan includes closing 115 locations, consisting of 90 learning and student resource centers, which are generally smaller satellite locations, and 25 campuses. University of Phoenix will preserve a national coast-to-coast network of 112 locations and plans to retain a presence in 36 states, the District of Columbia and Puerto Rico. Subject to regulatory approvals, the realignment is expected to be substantially complete in fiscal year 2013. We expect to incur approximately $175 million of restructuring and other charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. We plan to continue investing in our ground locations to create state-of-the art, technologically-integrated facilities offering academic and career support and increased mobile connectivity, while also continuing to advance our leading-edge online learning platform.

•
We also have begun implementing a workforce reduction and expect to decrease total headcount, excluding faculty, by approximately 800 employees during fiscal year 2013. We anticipate incurring approximately $25 million of restructuring and other charges in fiscal year 2013 related to workforce reductions.

Goodwill and Other Intangibles Impairment
During fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively. Refer to Critical Accounting Policies and Estimates in this MD&A. During fiscal year 2011, we recorded impairment charges of BPP’s goodwill and other intangibles of $197.7 million and $22.2 million, respectively.
Litigation Charge (Credit), Net
During fiscal year 2012, we recorded a $4.7 million charge reflecting a rejected settlement offer we made in connection with the Patent Infringement Litigation and estimated future legal costs that we may incur in this matter. We recorded a net credit of $16.2 million in fiscal year 2011 principally due to an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). This was partially offset by a charge in fiscal year 2011 of an immaterial amount associated with another legal matter. Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Interest Income
Interest income decreased $1.7 million in fiscal year 2012 compared to fiscal year 2011 principally attributable to lower average cash balances during fiscal year 2012.
Interest Expense
Interest expense increased $2.8 million in fiscal year 2012 compared to fiscal year 2011 principally attributable to an increase in capital lease obligations, and interest accretion on our obligation to Carnegie Mellon University. Refer to Note 5, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for further discussion.
Other, Net
Other, net in fiscal years 2012 and 2011 primarily consists of net foreign currency gains and losses related to our international operations.
Provision for Income Taxes
Our income tax rate for continuing operations was 42.5% and 44.2% for fiscal years 2012 and 2011, respectively. The decrease was primarily attributable to the BPP goodwill and other intangibles impairment in fiscal year 2011 discussed above. This was partially offset by the following:

•
a $43.3 million tax benefit realized in fiscal year 2011 due to resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes. The realized benefit encompassed fiscal year 2011 and prior years. The settlement also provided an agreed upon sales factor sourcing methodology through 2020. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data;

•
a $9.6 million tax benefit recorded in fiscal year 2011 associated with resolution with the Internal Revenue Service regarding the deductibility of payments made to settle a lawsuit in fiscal year 2010;

•	a $7.3 million tax benefit related to the closure of Meritus in fiscal year 2011; and

•	the $16.8 million nondeductible UNIACC goodwill and other intangibles impairment in fiscal year 2012 discussed above.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, during fiscal year 2012 represents the $26.7 million gain on sale of BPP’s subsidiary MPW and its operating results through the date of sale in the fourth quarter of fiscal year 2012. We did not record any tax expense on the gain because it was not taxable under United Kingdom tax law. The income, net of tax, during fiscal year 2011 represents MPW’s operating results and our Insight Schools business through its date of sale in the second quarter of fiscal year 2011. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.

Net Loss Attributable to Noncontrolling Interests
The decrease in net loss attributable to noncontrolling interests during fiscal year 2012 compared to fiscal year 2011 was principally attributable to Apollo Global’s noncontrolling shareholder’s portion of the following:

•	BPP’s $219.9 million goodwill and other intangibles impairment in fiscal year 2011; and

•	the $26.7 million gain on sale of BPP’s subsidiary MPW.
This was partially offset by Apollo Global’s noncontrolling shareholder’s portion of UNIACC’s $16.8 million goodwill and other intangibles impairment in fiscal year 2012.
Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Year Ended August 31,		$ Change	% Change
($ in thousands)	2012	2011
Net revenue
University of Phoenix	$3,882,980	$4,322,670	$(439,690)	(10.2)%
Apollo Global	295,027	298,008	(2,981)	(1.0)%
Other	75,330	90,371	(15,041)	(16.6)%
Total net revenue	$4,253,337	$4,711,049	$(457,712)	(9.7)%
Operating income (loss)
University of Phoenix	$833,509	$1,270,468	$(436,959)	(34.4)%
Apollo Global	(75,768)	(267,471)	191,703	71.7%
Other	(81,404)	(47,139)	(34,265)	(72.7)%
Total operating income	$676,337	$955,858	$(279,521)	(29.2)%
University of Phoenix
The $439.7 million, or 10.2%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollment partially offset by selective tuition price and other fee changes implemented in July 2011 and 2012, which varied by geographic area, program, and degree level. In aggregate, the July 2011 and 2012 tuition price and other fee changes were generally in the range of 3-5%. In addition, we experienced a favorable mix shift in our Average Degreed Enrollment toward higher degree-level programs, which generally provide higher net revenue per student. We anticipate increased use of targeted discounts and scholarships intended to increase New Degreed Enrollment and improve student retention; however, such initiatives may negatively impact near-term net revenue. Future net revenue will also be impacted by changes in enrollment and student mix within programs and degree levels.
The following table details University of Phoenix enrollment for fiscal years 2012 and 2011:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1), (4)
	Year Ended August 31,		% Change	Year Ended August 31,		% Change
(Rounded to the nearest hundred)	2012(2)	2011(3)		2012	2011
Associate’s	119,900	163,500	(26.7)%	88,100	90,500	(2.7)%
Bachelor’s	179,200	186,000	(3.7)%	93,700	94,900	(1.3)%
Master’s	50,600	61,700	(18.0)%	32,000	33,600	(4.8)%
Doctoral	7,200	7,500	(4.0)%	2,900	2,900	—%
Total	356,900	418,700	(14.8)%	216,700	221,900	(2.3)%
(1) Refer to Item 1, Business, for definitions of Degreed Enrollment and New Degreed Enrollment.
(2) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, February 29, 2012, May 31, 2012 and August 31, 2012.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2010, November 30, 2010, February 28, 2011, May 31, 2011 and August 31, 2011.
(4) Aggregate New Degreed Enrollment represents the sum of the four quarters New Degreed Enrollment in the respective fiscal years.

University of Phoenix Average Degreed Enrollment decreased 14.8% in fiscal year 2012 compared to fiscal year 2011. Some of our initiatives to enhance the student experience and outcomes in recent years have contributed to this decline in enrollment. We believe New Degreed Enrollment also has been adversely impacted by the following additional factors:

•	Changes in marketing content and channels to better identify potential students that we believe are more likely to succeed at University of Phoenix;

•	Changes in economic conditions; and

•	A robust competitive environment.
Despite the current adverse effects on our enrollment and operating results, we believe that many of these initiatives have improved the student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
Operating income in our University of Phoenix segment decreased $437.0 million, or 34.4%, during fiscal year 2012 compared to fiscal year 2011. This decrease was primarily attributable to the following:

•	The 10.2% decrease in University of Phoenix net revenue;

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

•	Higher marketing employee compensation costs and other costs, including expense related to building employer relationships.
The above factors were partially offset by the following:

•	A decrease in bad debt expense as discussed above at Provision for Uncollectible Accounts Receivable.

•	Lower headcount in admissions advisory and certain other functions; and

•	Lower costs that are more variable in nature such as faculty costs resulting from lower enrollment.
Operating income was reduced by $20.0 million and $22.9 million of restructuring and other charges in fiscal years 2012 and 2011, respectively.
Apollo Global
Apollo Global net revenue decreased $3.0 million in fiscal year 2012 compared to fiscal year 2011 primarily due to the unfavorable impact of foreign exchange rates and lower enrollment at UNIACC. The decreased operating loss was due to the BPP $219.9 million goodwill and other intangibles impairment charge in fiscal year 2011. The decrease was also due to lower intangibles amortization at BPP in fiscal year 2012. These factors were partially offset by the following in fiscal year 2012:

•	UNIACC’s $16.8 million goodwill and other intangibles impairment;

•	$5.9 million of restructuring and other charges; and

•	Increased costs associated with initiatives at BPP to expand and enhance certain educational offerings, particularly at BPP University College.
Other
Other net revenue decreased $15.0 million in fiscal year 2012 compared to fiscal year 2011 primarily due to a decrease in the number of client institutions serviced by IPD. The decrease in IPD’s client institutions is primarily due to significant modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011. The increased operating loss was principally attributable to a net credit of $16.2 million in fiscal year 2011 primarily due to an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), $12.8 million of restructuring and other charges in fiscal year 2012, and a decrease in IPD’s operating income.

Fiscal Year 2011 Compared to Fiscal Year 2010
Analysis of Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Year Ended August 31,
			% of Net Revenue		% Change
($ in thousands)	2011	2010	2011	2010
Net revenue	$4,711,049	$4,906,613	100.0%	100.0%	(4.0)%
Costs and expenses:
Instructional and student advisory	1,759,986	1,720,059	37.4%	35.0%	2.3%
Marketing	654,399	622,848	13.9%	12.7%	5.1%
Admissions advisory	415,386	466,358	8.8%	9.5%	(10.9)%
General and administrative	355,548	301,116	7.5%	6.1%	18.1%
Provision for uncollectible accounts receivable	181,297	282,628	3.9%	5.8%	(35.9)%
Depreciation and amortization	157,686	142,337	3.3%	2.9%	10.8%
Goodwill and other intangibles impairment	219,927	184,570	4.7%	3.8%	*
Restructuring and other charges	22,913	—	0.5%	—%	*
Litigation (credit) charge, net	(11,951)	177,982	(0.3)%	3.6%	*
Total costs and expenses	3,755,191	3,897,898	79.7%	79.4%	(3.7)%
Operating income	955,858	1,008,715	20.3%	20.6%	(5.2)%
Interest income	2,884	2,920	—%	0.1%	(1.2)%
Interest expense	(8,931)	(11,864)	(0.2)%	(0.3)%	24.7%
Other, net	(1,588)	(685)	—%	—%	*
Income from continuing operations before income taxes	948,223	999,086	20.1%	20.4%	(5.1)%
Provision for income taxes	(419,136)	(463,619)	(8.9)%	(9.5)%	9.6%
Income from continuing operations	529,087	535,467	11.2%	10.9%	(1.2)%
Income (loss) from discontinued operations, net of tax	6,709	(13,886)	0.2%	(0.3)%	*
Net income	535,796	521,581	11.4%	10.6%	2.7%
Net loss attributable to noncontrolling interests	36,631	31,421	0.8%	0.7%	16.6%
Net income attributable to Apollo	$572,427	$553,002	12.2%	11.3%	3.5%
* not meaningful
Net Revenue
Our net revenue decreased $195.6 million, or 4.0%, in fiscal year 2011 compared to fiscal year 2010. The decrease was primarily attributable to University of Phoenix’s 3.9% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory increased $39.9 million, or 2.3%, in fiscal year 2011 compared to fiscal year 2010, which represents a 240 basis point increase as a percentage of net revenue. The increase in expense was primarily due to various strategic initiatives implemented to more effectively support our students and improve their educational outcomes. These initiatives increased compensation related to many student advisory and infrastructure support functions, and increased curriculum development and delivery costs. These costs were partially offset by lower faculty costs resulting from lower University of Phoenix and Apollo Global enrollment.

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
Admissions Advisory
Admissions advisory decreased $51.0 million, or 10.9%, in fiscal year 2011 compared to fiscal year 2010, which represents a 70 basis point decrease as a percentage of net revenue. The decrease as a percentage of net revenue was a result of lower admissions advisory headcount partially attributable to a strategic reduction in workforce during the first quarter of fiscal year 2011. The decrease in admissions advisory was partially offset by higher average employee compensation costs.
General and Administrative
General and administrative expenses increased $54.4 million, or 18.1%, in fiscal year 2011 compared to fiscal year 2010, which represents a 140 basis point increase as a percentage of net revenue. The increase as a percentage of net revenue was primarily attributable to higher employee compensation costs and expenses associated with investment in our information technology resources and capabilities.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $101.3 million, or 35.9%, in fiscal year 2011 compared to fiscal year 2010, which represents a 190 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment;

•
a decrease in the proportion of our receivables that are attributable to students enrolled in associate’s degree programs. Our collection rates for such students are generally lower compared to students enrolled in bachelor’s and graduate level programs;

•	requiring substantially all students who enroll in University of Phoenix with fewer than 24 credits to first attend University Orientation; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates were in part due to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Depreciation and Amortization
Depreciation and amortization increased $15.3 million, or 10.8%, in fiscal year 2011 compared to fiscal year 2010, which represents a 40 basis point increase as a percentage of net revenue. The increase was primarily due to increased capital expenditures during fiscal years 2011 and 2010 related to information technology, network infrastructure, and software. This was partially offset by a decrease in amortization of BPP intangibles.
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
Restructuring and Other Charges
Restructuring and other charges during fiscal year 2011 included $19.1 million of expense associated with a plan to rationalize a portion of our real estate in Phoenix, Arizona, and $3.8 million of costs associated with a reduction in workforce. These charges are included in our University of Phoenix reportable segment. Refer to Fiscal Year 2012 Compared to Fiscal Year 2011 for further discussion of our restructuring activities.

Litigation (Credit) Charge, Net
We recorded a net credit of $16.2 million in fiscal year 2011 principally due to an agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). This was partially offset by a charge in fiscal year 2011 of an immaterial amount associated with another legal matter. In fiscal year 2010, we recorded $178.0 million of charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
Interest Income
Interest income was essentially flat in fiscal year 2011 compared to fiscal year 2010.
Interest Expense
Interest expense decreased $2.9 million in fiscal year 2011 compared to fiscal year 2010 primarily due to a decrease in average borrowings at Apollo Global’s subsidiaries.
Other, Net
Other, net in fiscal years 2011 and 2010 primarily consists of net foreign currency losses related to our international operations.
Provision for Income Taxes
Our income tax rate for continuing operations for fiscal year 2011 was 44.2% compared to 46.4% for fiscal year 2010. The decrease was primarily attributable to the following:

•
Our state effective rate for fiscal year 2011 was 1.8% compared to 6.3% in fiscal year 2010. Prior to fiscal year 2011, our state effective rate was adversely affected by uncertainty related to the apportionment of income for Arizona corporate income tax purposes. During the fourth quarter of fiscal year 2011, we reached a resolution with the Arizona Department of Revenue and realized a $43.3 million benefit that encompassed fiscal year 2011 and prior years. The settlement also provided an agreed upon sales factor sourcing methodology through 2020. Our state effective rate for fiscal years 2011 and 2010 would have been approximately 4.7% using an apportionment methodology consistent with our agreement with the Arizona Department of Revenue. Refer to Note 12, Income Taxes, in Item 8, Financial Statements and Supplementary Data;

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
Income (Loss) from Discontinued Operations, Net of Tax
Income (loss) from discontinued operations, net of tax, relates to BPP’s MPW business and our Insight Schools business, which were sold in fiscal years 2012 and 2011, respectively. Refer to Note 4, Discontinued Operations, in Item 8, Financial Statements and Supplementary Data.
Net Loss Attributable to Noncontrolling Interests
The net loss attributable to noncontrolling interests during fiscal years 2011 and 2010 was primarily due to Apollo Global’s noncontrolling shareholder’s portion of goodwill and other intangibles impairment charges discussed above.

Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the periods indicated:

	Year Ended August 31,		$ Change	% Change
($ in thousands)	2011	2010
Net revenue
University of Phoenix	$4,322,670	$4,498,325	$(175,655)	(3.9)%
Apollo Global	298,008	310,790	(12,782)	(4.1)%
Other	90,371	97,498	(7,127)	(7.3)%
Total net revenue	$4,711,049	$4,906,613	$(195,564)	(4.0)%
Operating income (loss)
University of Phoenix	$1,270,468	$1,447,636	$(177,168)	(12.2)%
Apollo Global	(267,471)	(219,708)	(47,763)	(21.7)%
Other	(47,139)	(219,213)	172,074	78.5%
Total operating income	$955,858	$1,008,715	$(52,857)	(5.2)%
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
The following table details University of Phoenix enrollment for fiscal years 2011 and 2010:

	Average Degreed Enrollment(1)			Aggregate New Degreed Enrollment(1), (4)
	Year Ended August 31,		% Change	Year Ended August 31,		% Change
(Rounded to the nearest hundred)	2011(2)	2010(3)		2011	2010
Associate’s	163,500	204,200	(19.9)%	90,500	187,700	(51.8)%
Bachelor’s	186,000	178,500	4.2%	94,900	131,300	(27.7)%
Master’s	61,700	70,800	(12.9)%	33,600	49,300	(31.8)%
Doctoral	7,500	7,400	1.4%	2,900	3,400	(14.7)%
Total	418,700	460,900	(9.2)%	221,900	371,700	(40.3)%
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

University of Phoenix Average Degreed Enrollment decreased 9.2% in fiscal year 2011 compared to fiscal year 2010 primarily due to the 40.3% decrease in aggregate New Degreed Enrollment. We believe the decreases in enrollment are primarily the result of our operational changes and initiatives to more effectively support our students and improve their educational outcomes including the following:

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
In addition, we believe that the decline in enrollment was partly the result of a robust competitive environment.
Operating income in our University of Phoenix segment decreased $177.2 million, or 12.2%, during fiscal year 2011 compared to fiscal year 2010. This decrease was primarily attributable to the following:

•	The 3.9% decrease in University of Phoenix net revenue;

•
Expenses associated with our various initiatives, including technology, to more effectively support our students and enhance their educational outcomes. These initiatives increased compensation related to many student advisory and infrastructure support functions, depreciation related to computer equipment and software, and curriculum development and delivery costs;

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

•	$22.9 million of restructuring and other charges as discussed above.
The above factors were partially offset by the following:

•	A decrease in bad debt expense as discussed above at Provision for Uncollectible Accounts Receivable.

•	Lower headcount in admissions advisory and certain marketing functions; and

•	Lower faculty costs resulting from lower enrollment.
Apollo Global
The $12.8 million decrease in Apollo Global net revenue during fiscal year 2011 compared to fiscal year 2010 was primarily attributable to BPP. The decrease at BPP was principally due to lower student enrollment. Apollo Global’s operating loss in fiscal years 2011 and 2010 included goodwill and other intangibles impairment charges of $219.9 million and $184.6 million, respectively. The increased operating loss was also attributable to the decrease in BPP net revenue and higher marketing costs at the Apollo Global subsidiaries. This was partially offset by a $10.0 million decrease in intangibles amortization principally at BPP.
Other
The $7.1 million decrease in Other net revenue during fiscal year 2011 compared to fiscal year 2010 was principally due to a decrease in the number of Client Institutions serviced by IPD. The decrease in IPD’s Client Institutions is primarily due to significant modifications to IPD’s business model to comply with new rules related to incentive compensation effective July 1, 2011. The decreased operating loss was principally attributable to $178.0 million of charges in fiscal year 2010 associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), and a net credit of $16.2 million in fiscal year 2011 associated with the same matter.

Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, investments in opportunities that leverage our core expertise through acquisitions, the development of institutions of higher learning or other service offerings, share repurchases, and investments in information technology initiatives.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other funding sources, or other adverse effects on our business from regulatory or legislative changes. Refer to Part I, Item 1A, Risk Factors – Risks Related to the Highly Regulated Industry in Which We Operate.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents and restricted cash at August 31, 2012 and 2011:

			% of Total Assets at August 31,
	August 31,				% Change
($ in thousands)	2012	2011	2012	2011
Cash and cash equivalents	$1,276,375	$1,571,664	44.5%	48.1%	(18.8)%
Restricted cash and cash equivalents	318,334	379,407	11.1%	11.6%	(16.1)%
Total	$1,594,709	$1,951,071	55.6%	59.7%	(18.3)%
Cash and cash equivalents (excluding restricted cash) decreased $295.3 million primarily due to $811.9 million used for share repurchases, $115.2 million used for capital expenditures, and $73.7 million used for the purchase of Carnegie Learning. These items were partially offset by $551.3 million of cash provided by operations, $76.4 million of proceeds from dispositions, the substantial majority of which relates to our sale of MPW, $66.9 million of proceeds from borrowings (net of repayments on borrowings), and $11.9 million received from the issuance of our Class A common stock. Cash provided by operations in fiscal year 2012 decreased $345.8 million compared to fiscal year 2011 and was adversely impacted by our $145.0 million payment during fiscal year 2012 to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 16, Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data.
We consider the unremitted earnings attributable to certain of our foreign subsidiaries to be permanently reinvested. As of August 31, 2012, any earnings related to these foreign subsidiaries are not significant.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At August 31, 2012, we had money market funds of $629.2 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
Debt
Revolving Credit Facility – During the third quarter of fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We also borrowed substantially all of our credit line under our previous revolving credit facility as of August 31, 2011. We repaid the entire amount borrowed under the respective facilities subsequent to the respective fiscal years. The $615.0 million is classified as short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets because it was repaid subsequent to fiscal year-end.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding borrowings under the

Revolving Credit Facility and the previous revolving credit facility at August 31, 2012 and 2011 were 3.5% and 2.8%, respectively.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2012.
BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $82.3 million as of August 31, 2012) secured credit agreement (the “BPP Credit Facility”), which will expire on August 31, 2013. During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.7 million as of August 31, 2012). The BPP Credit Facility was used to refinance BPP’s debt in fiscal year 2010 and for working capital and general corporate purposes. During the fourth quarter of fiscal year 2012, we repaid substantially all of the outstanding debt on the BPP Credit Facility.
The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of August 31, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2012 and 2011 was 2.5% and 4.0%, respectively.
Other – As of August 31, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions, in Item 8, Financial Statements and Supplementary Data. Other debt also includes $8.5 million of variable rate debt and $9.5 million of fixed rate debt as of August 31, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at August 31, 2012 and 2011 was 5.1% and 6.1%, respectively.
Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net income	$417,006	$535,796	$521,581
Non-cash items	400,411	650,747	719,453
Changes in assets and liabilities, excluding the impact of acquisitions and business dispositions	(266,117)	(289,421)	(207,792)
Net cash provided by operating activities	$551,300	$897,122	$1,033,242
Fiscal year 2012 – Our non-cash items primarily consisted of $178.2 million of depreciation and amortization, a $146.7 million provision for uncollectible accounts receivable, $78.7 million of share-based compensation, $21.9 million of deferred income taxes and $16.8 million for goodwill and other intangibles impairments. These items were partially offset by a $26.7 million gain on the sale of MPW. The changes in assets and liabilities primarily consisted of the following:

•	a $129.8 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•
a $109.8 million decrease in accrued and other liabilities principally attributable to our $145.0 million payment to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), which was partially offset by an increase in our restructuring liability; and

•	decreases in student deposits and deferred revenue of $58.7 million and $39.2 million, respectively, principally attributable to the enrollment decline at University of Phoenix.
The above changes were partially offset by a $61.1 million decrease in restricted cash and cash equivalents principally attributable to the enrollment decline at University of Phoenix.

Fiscal year 2011 – Our non-cash items primarily consisted of $219.9 million for goodwill and other intangibles impairments, a$181.3 million provision for uncollectible accounts receivable, $159.0 million for depreciation and amortization, $70.0 million for share-based compensation and $55.8 million of deferred income taxes. The changes in assets and liabilities primarily consisted of the following:

•	a $121.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	decreases in deferred revenue and student deposits of $79.5 million and $70.1 million, respectively, principally attributable to the enrollment decline at University of Phoenix; and

•	a $44.4 million decrease in accrued and other liabilities principally attributable to a decrease in our uncertain tax positions.
The above changes were partially offset by a $64.7 million decrease in restricted cash and cash equivalents principally attributable to the enrollment decline at University of Phoenix.
Fiscal year 2010 – Our non-cash items primarily consisted of a $282.6 million provision for uncollectible accounts receivable, $194.0 million for goodwill and other intangibles impairments including Insight Schools’ goodwill impairment included in discontinued operations, $178.0 million for charges associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago), $147.0 million for depreciation and amortization, and $64.3 million for share-based compensation. This was partially offset by $125.4 million of deferred income taxes. The changes in assets and liabilities primarily consisted of a $266.0 million increase in gross accounts receivable principally due to increased enrollment and tuition price increases at University of Phoenix, partially offset by a $32.9 million increase in deferred revenue primarily due to increased enrollment; and a $21.6 million increase in accounts payable.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of August 31, 2012 excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 22 days as compared to 23 days as of August 31, 2011. The decrease in days sales outstanding was primarily attributable to the following:

•	reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment; and

•
improved collection rates for aged receivables at University of Phoenix. The improved collection rates are due in part to initiatives University of Phoenix implemented in fiscal year 2011 to improve its related processes.

Investing Activities
The following table provides a summary of our investing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Capital expenditures	$(115,187)	$(162,573)	$(168,177)
Acquisitions, net of cash acquired	(73,736)	—	(5,497)
Proceeds from dispositions, net	76,434	21,251	—
Proceeds from sale-leaseback, net	—	169,018	—
Collateralization of letter of credit	—	126,615	(126,615)
Maturities of marketable securities	—	10,000	5,000
Other investing activities	(1,694)	—	—
Net cash (used in) provided by investing activities	$(114,183)	$164,311	$(295,289)
Fiscal year 2012 – Cash used in investing activities primarily consisted of $115.2 million used for capital expenditures that primarily related to investments in our information technology, and $73.7 million used to acquire Carnegie Learning. This was partially offset by $76.4 million of proceeds from dispositions, the substantial majority of which relates to our sale of MPW.
Fiscal year 2011 – Cash provided by investing activities consisted of $169.0 million of proceeds from the sale-leaseback of office buildings in Phoenix, Arizona, $126.6 million from the return of collateral resulting from the release of a letter of credit, $21.3 million of proceeds from our sale of Insight Schools, and $10.0 million from marketable securities maturities. This was partially offset by $162.6 million used for capital expenditures that primarily related to investments in our information technology, network infrastructure, and software.

Fiscal year 2010 – Cash used for investing activities primarily consisted of $168.2 million for capital expenditures principally related to investments in our computer equipment and software, and $126.6 million used for the collateralization of a letter of credit. The letter of credit was posted in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department, which was released in fiscal year 2011 as discussed above.
Financing Activities
The following table provides a summary of our financing cash flows during the respective fiscal years:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Apollo Group Class A common stock purchased for treasury	$(811,913)	$(783,168)	$(446,398)
Proceeds (payments) related to borrowings, net	66,876	(27,874)	(2,114)
Issuance of Apollo Group Class A common stock	11,949	24,903	19,671
Noncontrolling interest contributions	—	6,875	2,460
Other	1,150	4,014	6,648
Net cash used in financing activities	$(731,938)	$(775,250)	$(419,733)
Fiscal year 2012 – Cash used in financing activities primarily consisted of $811.9 million used for share repurchases. This was partially offset by $66.9 million of proceeds from borrowings (net of payments on borrowings). This was partially offset by $11.9 million of cash received from the issuance of our Class A common stock.
Fiscal year 2011 – Cash used in financing activities primarily consisted of $783.2 million used for share repurchases and $27.9 million used for payments on borrowings (net of proceeds from borrowings). This was partially offset by $24.9 million of cash received from the issuance of our Class A common stock.
Fiscal year 2010 – Cash used in financing activities primarily consisted of $446.4 million used for share repurchases. This was partially offset by $19.7 million of cash received from the issuance of our Class A common stock.
As of August 31, 2012, we have no remaining availability on our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Contractual Obligations and Other Commercial Commitments
The following table lists our contractual obligations and other commercial commitments as of August 31, 2012:

	Payments Due by Fiscal Year
($ in thousands)	2013	2014-2015	2016-2017	Thereafter	Total
Debt(1)	$621,918	$15,786	$7,366	$14,565	$659,635
Operating lease obligations	191,388	341,129	248,132	419,820	1,200,469
Capital lease obligations	22,052	39,434	14,751	1,488	77,725
Stadium naming rights(2)	6,917	14,463	15,344	78,738	115,462
Uncertain tax positions(3)	7,797	—	—	27,223	35,020
Other obligations(4)	19,445	22,985	5,483	6,411	54,324
Total	$869,517	$433,797	$291,076	$548,245	$2,142,635
(1) Amounts include expected future interest payments. Refer to Note 11, Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on our outstanding debt.
(2) Represents an agreement for naming rights to the Glendale, Arizona Sports Complex until 2026.
(3) Represents our reserve for unrecognized tax positions, including interest and penalties, that are included in accrued and other current liabilities and other long-term liabilities in our August 31, 2012 Consolidated Balance Sheets. We are uncertain as to if or when such amounts may be settled.
(4) Represents unconditional purchase obligations and other obligations.
We have no other material commercial commitments not included in the above table.

Off-Balance Sheet Arrangements
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2012, the total face amount of these surety bonds was approximately $49.8 million. We also had approximately $8 million outstanding letters of credit as of August 31, 2012 that are required as part of our normal operations.
Certain other off-balance sheet obligations, such as operating leases, are included in the Contractual Obligations and Other Commercial Commitments table above.
Item 7A – Quantitative and Qualitative Disclosures about Market Risk
Impact of Inflation
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

•
Gains and losses resulting from foreign currency exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in other, net on our Consolidated Statements of Income.

In fiscal year 2012, we recorded $8.3 million in net foreign currency translation losses, net of tax, that are included in other comprehensive income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2012. The following table outlines our net asset (liability) exposure by foreign currency (defined as foreign currency assets less foreign currency liabilities and excluding intercompany balances) denominated in U.S. dollars for foreign currencies in which we have significant assets and/or liabilities as of August 31:

($ in thousands)	2012	2011
British Pound Sterling	$107,610	$(37,592)
Mexican Peso	$22,588	$23,187
Chilean Peso	$6,409	$20,899
Euro	$883	$34,981
We generally have not used derivative contracts to hedge foreign currency exchange rate fluctuations.
Interest Rate Risk
Interest Income
As of August 31, 2012, we held $1.6 billion in cash and cash equivalents, restricted cash and cash equivalents, and marketable securities. During fiscal year 2012, our interest rate yields were less than 1%, and we earned interest income of $1.2 million. Based on the current Federal Funds Rate, we do not believe any further reduction would have a material impact on us.

Interest Expense
We have exposure to changing interest rates primarily associated with our variable rate debt. As of August 31, 2012, we had a total outstanding debt balance of $719.9 million. The following table presents the weighted-average interest rates and our scheduled maturities of principal by fiscal year for our outstanding debt at August 31, 2012:

($ in thousands, except percentages)	2013	2014	2015	2016	2017	Thereafter	Total
Fixed-rate debt	$21,167	$20,413	$19,689	$13,183	$5,694	$13,841	$93,987
Average interest rate							4.9%
Variable-rate debt	$617,421	$—	$8,503	$—	$—	$—	$625,924
Average interest rate							3.5%
For sensitivity purposes, based on our outstanding variable rate debt as of August 31, 2012, an increase of 100 basis points in our weighted average interest rate would increase interest expense by approximately $6.3 million on an annual basis.
The substantial majority of our debt is variable interest rate and the carrying amount approximates fair value.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the accompanying consolidated balance sheets of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Apollo Group, Inc. and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/  DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2012

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of August 31,
(In thousands)	2012	2011
ASSETS:
Current assets
Cash and cash equivalents	$1,276,375	$1,571,664
Restricted cash and cash equivalents	318,334	379,407
Accounts receivable, net	198,279	215,567
Prepaid taxes	26,341	35,629
Deferred tax assets, current portion	69,052	124,137
Other current assets	49,609	44,382
Total current assets	1,937,990	2,370,786
Property and equipment, net	571,629	553,027
Marketable securities	5,946	5,946
Goodwill	103,345	133,297
Intangible assets, net	149,034	121,117
Deferred tax assets, less current portion	77,628	70,949
Other assets	22,750	14,584
Total assets	$2,868,322	$3,269,706
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$638,588	$419,318
Accounts payable	74,872	69,551
Student deposits	362,143	424,045
Deferred revenue	254,555	293,436
Accrued and other current liabilities	324,881	448,937
Total current liabilities	1,655,039	1,655,287
Long-term debt	81,323	179,691
Deferred tax liabilities	15,881	26,400
Other long-term liabilities	191,756	164,339
Total liabilities	1,943,999	2,025,717
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value, 1,000 shares authorized; none issued	—	—
Apollo Group Class A nonvoting common stock, no par value, 400,000 shares authorized; 188,007 issued as of August 31, 2012 and 2011, and 111,768 and 130,004 outstanding as of August 31, 2012 and 2011, respectively	103	103
Apollo Group Class B voting common stock, no par value, 3,000 shares authorized; 475 issued and outstanding as of August 31, 2012 and 2011	1	1
Additional paid-in capital	93,770	68,724
Apollo Group Class A treasury stock, at cost, 76,239 and 58,003 shares as of August 31, 2012 and 2011, respectively	(3,878,612)	(3,125,175)
Retained earnings	4,743,150	4,320,472
Accumulated other comprehensive loss	(30,034)	(23,761)
Total Apollo shareholders’ equity	928,378	1,240,364
Noncontrolling (deficit) interests	(4,055)	3,625
Total equity	924,323	1,243,989
Total liabilities and shareholders’ equity	$2,868,322	$3,269,706
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended August 31,
(In thousands, except per share data)	2012	2011	2010
Net revenue	$4,253,337	$4,711,049	$4,906,613
Costs and expenses:
Instructional and student advisory	1,800,569	1,759,986	1,720,059
Marketing	663,442	654,399	622,848
Admissions advisory	383,935	415,386	466,358
General and administrative	344,300	355,548	301,116
Depreciation and amortization	177,804	157,686	142,337
Provision for uncollectible accounts receivable	146,742	181,297	282,628
Restructuring and other charges	38,695	22,913	—
Goodwill and other intangibles impairment	16,788	219,927	184,570
Litigation charge (credit), net	4,725	(11,951)	177,982
Total costs and expenses	3,577,000	3,755,191	3,897,898
Operating income	676,337	955,858	1,008,715
Interest income	1,187	2,884	2,920
Interest expense	(11,745)	(8,931)	(11,864)
Other, net	476	(1,588)	(685)
Income from continuing operations before income taxes	666,255	948,223	999,086
Provision for income taxes	(283,072)	(419,136)	(463,619)
Income from continuing operations	383,183	529,087	535,467
Income (loss) from discontinued operations, net of tax	33,823	6,709	(13,886)
Net income	417,006	535,796	521,581
Net loss attributable to noncontrolling interests	5,672	36,631	31,421
Net income attributable to Apollo	$422,678	$572,427	$553,002
Earnings (loss) per share – Basic:
Continuing operations attributable to Apollo	$3.24	$4.01	$3.73
Discontinued operations attributable to Apollo	0.24	0.04	(0.09)
Basic income per share attributable to Apollo	$3.48	$4.05	$3.64
Earnings (loss) per share – Diluted:
Continuing operations attributable to Apollo	$3.22	$4.00	$3.71
Discontinued operations attributable to Apollo	0.23	0.04	(0.09)
Diluted income per share attributable to Apollo	$3.45	$4.04	$3.62
Basic weighted average shares outstanding	121,607	141,269	151,955
Diluted weighted average shares outstanding	122,357	141,750	152,906
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net income	$417,006	$535,796	$521,581
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain	(8,281)	7,643	(20,844)
Change in fair value of marketable securities	—	463	369
Comprehensive income	408,725	543,902	501,106
Comprehensive loss attributable to noncontrolling interests	7,680	35,940	34,460
Comprehensive income attributable to Apollo	$416,405	$579,842	$535,566
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
	Apollo Group					Treasury Stock
	Class A Nonvoting		Class B Voting		Additional Paid-in Capital	Apollo Group Class A			Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-controlling (Deficit) Interests
		Stated Value		Stated Value				Retained Earnings				Total Equity
(In thousands)	Shares		Shares			Shares	Cost
Balance as of August 31, 2009	188,007	$103	475	$1	$1,139	33,746	$(2,022,623)	$3,195,043	$(13,740)	$1,159,923	$64,690	$1,224,613
Treasury stock purchases	—	—	—	—	—	8,024	(446,398)	—	—	(446,398)	—	(446,398)
Treasury stock issued under stock purchase plans	—	—	—	—	(447)	(100)	5,967	—	—	5,520	—	5,520
Treasury stock issued under stock incentive plans	—	—	—	—	(41,115)	(956)	55,266	—	—	14,151	—	14,151
Net tax effect for stock incentive plans	—	—	—	—	(4,501)	—	—	—	—	(4,501)	—	(4,501)
Tax benefit related to IRS dispute settlement	—	—	—	—	27,484	—	—	—	—	27,484	—	27,484
Share-based compensation	—	—	—	—	64,305	—	—	—	—	64,305	—	64,305
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(17,805)	(17,805)	(3,039)	(20,844)
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	369	369	—	369
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	2,460	2,460
Net income (loss)	—	—	—	—	—	—	—	553,002	—	553,002	(31,421)	521,581
Balance as of August 31, 2010	188,007	$103	475	$1	$46,865	40,714	$(2,407,788)	$3,748,045	$(31,176)	$1,356,050	$32,690	$1,388,740
Treasury stock purchases	—	—	—	—	—	18,503	(783,168)	—	—	(783,168)	—	(783,168)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,995)	(136)	7,747	—	—	5,752	—	5,752
Treasury stock issued under stock incentive plans	—	—	—	—	(38,883)	(1,078)	58,034	—	—	19,151	—	19,151
Net tax effect for stock incentive plans	—	—	—	—	(7,303)	—	—	—	—	(7,303)	—	(7,303)
Share-based compensation	—	—	—	—	70,040	—	—	—	—	70,040	—	70,040
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	6,952	6,952	691	7,643
Change in fair value of marketable securities, net of tax	—	—	—	—	—	—	—	—	463	463	—	463
Noncontrolling interest contributions	—	—	—	—	—	—	—	—	—	—	6,875	6,875
Net income (loss)	—	—	—	—	—	—	—	572,427	—	572,427	(36,631)	535,796
Balance as of August 31, 2011	188,007	$103	475	$1	$68,724	58,003	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	—	—	19,420	(811,913)	—	—	(811,913)	—	(811,913)
Treasury stock issued under stock purchase plans	—	—	—	—	(1,712)	(132)	6,907	—	—	5,195	—	5,195
Treasury stock issued under stock incentive plans	—	—	—	—	(44,815)	(1,052)	51,569	—	—	6,754	—	6,754
Net tax effect for stock incentive plans	—	—	—	—	(7,132)	—	—	—	—	(7,132)	—	(7,132)
Share-based compensation	—	—	—	—	78,705	—	—	—	—	78,705	—	78,705
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(2,008)	(8,281)
Net income (loss)	—	—	—	—	—	—	—	422,678	—	422,678	(5,672)	417,006
Balance as of August 31, 2012	188,007	$103	475	$1	$93,770	76,239	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net income	$417,006	$535,796	$521,581
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	78,705	70,040	64,305
Excess tax benefits from share-based compensation	(1,150)	(4,014)	(6,648)
Depreciation and amortization	178,234	159,006	147,035
Amortization of lease incentives	(15,510)	(18,822)	(13,358)
Amortization of deferred gains on sale-leasebacks	(2,798)	(2,221)	(1,705)
Impairment on discontinued operations	—	—	9,400
Goodwill and other intangibles impairment	16,788	219,927	184,570
Non-cash foreign currency (gain) loss, net	(497)	1,662	643
Gain on sale of discontinued operations	(26,678)	—	—
Provision for uncollectible accounts receivable	146,742	181,297	282,628
Litigation charge (credit), net	4,725	(11,951)	177,982
Deferred income taxes	21,850	55,823	(125,399)
Changes in assets and liabilities, excluding the impact of acquisitions and business dispositions:
Restricted cash and cash equivalents	61,073	64,725	(11,828)
Accounts receivable	(129,773)	(121,120)	(265,996)
Prepaid taxes	9,303	(25,241)	10,421
Other assets	(11,568)	(9,900)	2,183
Accounts payable	12,525	(3,913)	21,624
Student deposits	(58,740)	(70,120)	3,445
Deferred revenue	(39,154)	(79,488)	32,887
Accrued and other liabilities	(109,783)	(44,364)	(528)
Net cash provided by operating activities	551,300	897,122	1,033,242
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(115,187)	(162,573)	(168,177)
Acquisitions, net of cash acquired	(73,736)	—	(5,497)
Maturities of marketable securities	—	10,000	5,000
Proceeds from sale-leaseback, net	—	169,018	—
Proceeds from dispositions, net	76,434	21,251	—
Collateralization of letter of credit	—	126,615	(126,615)
Other investing activities	(1,694)	—	—
Net cash (used in) provided by investing activities	(114,183)	164,311	(295,289)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(562,269)	(437,925)	(477,568)
Proceeds from borrowings	629,145	410,051	475,454
Apollo Group Class A common stock purchased for treasury	(811,913)	(783,168)	(446,398)
Issuance of Apollo Group Class A common stock	11,949	24,903	19,671
Noncontrolling interest contributions	—	6,875	2,460
Excess tax benefits from share-based compensation	1,150	4,014	6,648
Net cash used in financing activities	(731,938)	(775,250)	(419,733)
Exchange rate effect on cash and cash equivalents	(468)	712	(1,697)
Net (decrease) increase in cash and cash equivalents	(295,289)	286,895	316,523
Cash and cash equivalents, beginning of year	1,571,664	1,284,769	968,246
Cash and cash equivalents, end of year	$1,276,375	$1,571,664	$1,284,769
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$246,824	$464,701	$514,532
Cash paid for interest	$9,794	$10,972	$7,837
Capital lease additions	$44,145	$31,818	$2,372
Restricted stock units vested and released	$36,182	$21,470	$19,868
Credits received for tenant improvements	$27,009	$25,538	$17,372
Debt incurred for acquired technology	$14,389	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries and majority-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for approximately 40 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned educational subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”);

•	Institute for Professional Development (“IPD”); and

•	The College for Financial Planning Institutes Corporation (“CFFP”).
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, Inc. (“Carnegie Learning”), a publisher of research-based math curricula and adaptive learning software. The acquisition allows us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools which we believe will help raise student achievement levels, and support improved retention and graduation rates at University of Phoenix. Refer to Note 5, Acquisitions. In addition, we are developing a business, Apollo Education Services, through which we intend to begin providing a variety of educational delivery services to other higher education institutions.
In addition to these wholly-owned educational subsidiaries, we have a joint venture with The Carlyle Group (“Carlyle”) called Apollo Global, Inc. (“Apollo Global”), to pursue investments primarily in the international education services industry. As of August 31, 2012, Apollo Group and Carlyle owned 85.6% and 14.4% of Apollo Global, respectively. Apollo Global is consolidated in our financial statements. We offer educational programs and services through the following wholly-owned subsidiaries of Apollo Global:

•	BPP Holdings Limited (“BPP”) in the United Kingdom (“U.K.”);

•	Western International University, Inc. (“Western International University”) in the U.S.;

•	Universidad Latinoamericana (“ULA”) in Mexico; and

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”) in Chile.
On December 3, 2011, Apollo Global entered into an agreement with HT Media Limited, an Indian media company, to participate in a start-up, 50:50 joint venture intended to develop and provide educational services and programs in India. HT Media Limited, which is based in New Delhi, India, publishes the Hindustan Times, Hindustan and Mint newspapers, among other business activities.
Subsequent to August 31, 2012, we purchased Carlyle’s remaining ownership interest in Apollo Global for $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. This transaction will be accounted for as an equity transaction resulting in the removal of Carlyle’s noncontrolling interest from our Consolidated Balance Sheets.
Our fiscal year is from September 1 to August 31. Unless otherwise stated, references to the years 2012, 2011 and 2010 relate to fiscal years 2012, 2011 and 2010, respectively.
Note 2. Significant Accounting Policies
Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Revenue Recognition
Our educational programs, primarily composed of University of Phoenix programs, are designed to range in length from one-day seminars to degree programs lasting up to four years. Students in University of Phoenix degree programs generally enroll in a program of study encompassing a series of five- to nine-week courses taken consecutively over the length of the program. Generally, students are billed on a course-by-course basis when the student first attends a session, resulting in the recording of a receivable from the student and deferred revenue in the amount of the billing. University of Phoenix students generally fund their education through loans and/or grants from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), military benefit programs, tuition assistance from their employers, or personal funds.
Net revenue consists principally of tuition and fees associated with different educational programs as well as related educational resources such as access to online materials, books, and study texts. Net revenue is shown net of discounts. Tuition benefits for our employees and their eligible dependents are included in net revenue and instructional and student advisory expenses. Total employee tuition benefits were $71.1 million, $97.0 million and $100.3 million for fiscal years 2012, 2011 and 2010, respectively.
The following describes the components of our net revenue, which are generally consistent on a percentage basis for all periods presented:

•
Tuition and educational services revenue represents approximately 91% of our gross consolidated revenue before discounts, and encompasses both online and on-campus classroom-based learning. For our University of Phoenix operations, tuition revenue is recognized over the period of instruction as services are delivered to students.

For our Apollo Global operations, tuition revenue is generally recognized over the length of the course and/or program, which may vary depending on the program structure.

•
Educational materials revenue represents approximately 7% of our gross consolidated revenue before discounts, and relates to online course materials delivered to students over the period of instruction. Revenue associated with these materials is recognized pro rata over the period of the related course to correspond with delivery of the materials to students. Educational materials revenue also includes the sale of various books, study texts, course notes, and CDs for which we recognize revenue when the materials have been delivered to and accepted by students or other customers.

•
Services revenue represents approximately 1% of our gross consolidated revenue before discounts. Services revenue represents net revenue generated by IPD, which provides program development, administration and management consulting services to private colleges and universities (“IPD Client Institutions”) to establish or expand their programs for working learners. These services typically include degree program design, curriculum development, market research, certain student admissions services, accounting, and administrative services. Prior to July 1, 2011, IPD was typically paid a portion of the tuition revenue generated from these programs, and the portion of service revenue to which IPD was entitled under the terms of the contract was recognized as the services were provided. As a result of U.S. Department of Education regulations that became effective on July 1, 2011, IPD’s revenue is generated based on fixed fee contracts with IPD Client Institutions and is recognized on a straight line basis over the term of the contract as the services are provided. The term for these fixed fee contracts range from one to five years with provisions for renewal thereafter.

•
Other revenue represents approximately 1% of our gross consolidated revenue before discounts. Other revenue consists of the fees students pay when submitting an enrollment application, which, along with the related application costs associated with processing the applications, are deferred and recognized over the average length of time a student remains enrolled in a program of study. Other revenue also includes non-tuition generating revenues, such as renting classroom space and other student support services. Revenue from these sources is recognized as the services are provided.

•
Discounts represent approximately 6% of our gross consolidated revenue. Discounts reflect reductions in charges for tuition or other fees from our standard rates and include military, corporate, and other employer discounts, along with institutional scholarships, grants and promotions.

University of Phoenix’s refund policy permits students who attend 60% or less of a course to be eligible for a refund for the portion of the course they did not attend. Refunds result in a reduction in deferred revenue during the period that a student

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Allowance for Doubtful Accounts
Our accounts receivable is reduced by an allowance for amounts that we expect to become uncollectible in the future. We use estimates that are subjective and require judgment in determining the allowance for doubtful accounts, which are principally based on historical collection experience, historical write-offs of our receivables and current trends. Our accounts receivable are written off once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection for approximately six months.
When a student with Title IV loans withdraws, Title IV rules determine if we are required to return a portion of Title IV funds to the lender. We are then entitled to collect these funds from the students, but collection rates for these types of receivables is significantly lower than our collection rates for receivables for students who remain in our educational programs.
Our estimation methodology uses a statistical model that considers a number of factors that we believe impact whether receivables will become uncollectible based on our collections experience. These factors include, but are not limited to, the student’s academic performance and previous college experience as well as other student characteristics such as degree level and method of payment. We also monitor and consider external factors such as changes in the economic and regulatory environment. We routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, our objective is to cause our allowance for doubtful accounts to reflect the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts. Accordingly, we believe our allowance for doubtful accounts reflects our most recent collections experience and is responsive to changes in trends. Refer to Note 6, Accounts Receivable, Net.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents may include money market funds, bank overnight deposits, time deposits and commercial paper, which are all placed with high-credit-quality financial institutions in the U.S. and internationally. Only a negligible portion of these deposits are insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on our cash and cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents primarily represents funds held for students for unbilled educational services that were received from Title IV financial aid program funds. As a trustee of these Title IV financial aid funds, we are required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the U.S. Department of Education. Restricted cash and cash equivalents are excluded from cash and cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Changes in restricted cash and cash equivalents are included in cash flows from operating activities on our Consolidated Statements of Cash Flows because these restricted funds are a core activity of our operations. Our restricted cash and cash equivalents are primarily held in money market funds.
We also had restricted cash during fiscal years 2011 and 2010 to collateralize a letter of credit which was posted in fiscal year 2010 in favor of the U.S. Department of Education as required in connection with a program review of University of Phoenix by the Department. The letter of credit was released in fiscal year 2011 and the changes in the associated restricted cash are included in cash flows from investing activities on our Consolidated Statements of Cash Flows.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

placed into service and depreciation begins. Software is recorded at cost and is amortized once the related asset is ready for its intended use. Maintenance and repairs are expensed as incurred.
We capitalize certain internal software development costs consisting primarily of the direct labor associated with creating the internally developed software. Capitalized costs are amortized using the straight-line method over the estimated lives of the software. Software development projects generally include three stages: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage primarily include the costs of designing the application, coding, installation of hardware, and testing. We capitalize costs incurred during the application development phase of the project as permitted. Refer to Note 7, Property and Equipment, Net.
Goodwill and Intangibles
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
Indefinite-lived intangibles are recorded at fair market value on their acquisition date and include trademarks and foreign regulatory accreditations and designations. The substantial majority of our indefinite-lived intangibles consist of trademarks acquired in the BPP and Carnegie Learning acquisitions. We assign indefinite lives to intangibles that we believe have the continued ability to generate cash flows indefinitely; have no legal, regulatory, contractual, economic or other factors limiting the useful life of the respective intangible; and when we intend to renew the respective intangible and renewal can be accomplished at little cost.
We assess goodwill and indefinite-lived intangibles at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible below its carrying amount. We perform our annual indefinite-lived intangibles impairment tests on the same dates that we perform our annual goodwill impairment tests for the respective reporting units.
With the early adoption in fiscal year 2012 of Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” we have updated our goodwill and indefinite-lived intangible impairment tests to include an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or asset, as applicable, is less than its carrying amount. For goodwill, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on our qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, we proceed with performing the two-step quantitative goodwill impairment test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step which involves using a hypothetical purchase price allocation to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. For indefinite-lived intangibles that we elect to not perform the qualitative assessment or that we conclude are more likely than not to be impaired based on our qualitative assessment, we compare the estimated fair value of the intangible with its carrying value. If the carrying value of the intangible exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
The process of evaluating the potential impairment of goodwill and indefinite-lived intangibles is subjective and requires significant judgment at many points during the analysis, including identifying our reporting units, identifying and allocating assets and liabilities to each of our reporting units, performing an optional qualitative assessment, and determining the fair value of our reporting units or intangibles, as applicable. Our goodwill testing process may include the use of industry accepted valuation methods, involvement of various levels of management in different operating functions to review and approve certain criteria and assumptions and, in certain instances, engaging third-party valuation specialists to assist with our analysis.
If we elect to perform an optional qualitative analysis for certain reporting units as part of our goodwill impairment testing or for certain indefinite-lived intangibles, we consider many factors in the analysis, including, but not limited to, general economic conditions, industry and market conditions, the Company’s stock price, financial performance and key business drivers of the reporting unit, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for either the reporting unit or respective intangible.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We primarily use an income-based approach consisting of a discounted cash flow valuation method to determine the fair value of our reporting units. We also consider a market-based approach or a combination of both methods. The discounted cash flow valuation method consists of projecting future cash flows for a reporting unit, which may include developing one or multiple sets of cash flow scenarios and applying a reasonable weighting to those scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of our reporting units consists primarily of using unobservable inputs under the fair value measurement standards.
We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units, include, but are not limited to, the amounts and timing of expected future cash flows for each reporting unit, the probability weightings assigned to cash flow scenarios, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends particularly in student enrollment and pricing, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business, and operating strategies and initiatives over a long-term planning horizon. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We also believe the assumptions used in our goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
We use the relief-from-royalty method to determine the fair value of our trademark intangibles as part of our annual testing process, if applicable. This method estimates the benefit of owning the intangibles rather than paying royalties for the right to use a comparable asset. This method incorporates the use of significant judgments in determining both the projected revenues attributable to the asset, as well as the appropriate discount rate and royalty rates applied to those revenues to determine fair value. The determination of fair value of our indefinite-lived intangibles consists primarily of using unobservable inputs under the fair value measurement standards.
Finite-lived intangibles that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the economic benefits of the asset are consumed. The weighted average useful life of our finite-lived intangibles that are not fully amortized as of August 31, 2012 is 4.8 years.
Refer for Note 8, Goodwill and Intangible Assets.
Other Long-Lived Asset Impairments
We evaluate the carrying amount of our major other long-lived assets, including property and equipment and finite-lived intangibles, whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Excluding the impairment charge for the UNIACC reporting unit discussed in Note 8, Goodwill and Intangible Assets, we did not recognize any impairment charges for our other long-lived assets during fiscal year 2012. As of August 31, 2012, we believe the carrying amounts of our remaining other long-lived assets are fully recoverable and no impairment exists.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We calculate the fair value of share-based awards on the date of grant. For stock options, we typically use the Black-Scholes-Merton option pricing model to estimate fair value. The Black-Scholes-Merton option pricing model requires us to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends. We used the following weighted average assumptions for stock options granted in the respective fiscal years:

	Year Ended August 31,
	2012	2011	2010
Weighted average fair value	$14.10	$16.71	$17.30
Expected volatility	46.6%	46.8%	48.6%
Expected term	4.3	4.2	4.2
Risk-free interest rate	0.6%	1.4%	1.5%
Dividend yield	0.0%	0.0%	0.0%
Expected Volatility – We estimate expected volatility based on a weighted average of our historical volatility and the implied volatility of long-lived call options. We believe this method is the most representative of expected volatility and future stock price trends.
Expected Term – The expected term of options represents the period of time that the options granted are expected to be outstanding. Prior to fiscal year 2011, we generally used the simplified mid-point method to estimate the expected term of stock options based on our determination that the terms and exercise behavior of our stock options had changed significantly in recent periods, causing our historical exercise data to not be reflective of our expectations of future exercise behavior. The simplified method uses the mid-point between the vesting and contractual terms of the stock options. In fiscal years 2012 and 2011, we estimated the expected term of our stock options granted based primarily on the vesting period of the awards and historical exercise behavior, which did not result in a significant change in our expected term assumption compared to prior years.
Risk-Free Interest Rate – We use the U.S. constant maturity treasury rates as the risk-free rate interpolated between the years commensurate with the expected life assumptions.
Dividend Yield – We have determined our dividend yield assumption by considering that we have not historically paid dividends and we have no current plan to pay dividends in the near term.
For share-based awards with performance conditions, we measure the fair value of such awards as of the date of grant and amortize share-based compensation expense for our estimate of the number of shares expected to vest. Our estimate of the number of shares that will vest is based on our determination of the probable outcome of the performance condition, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.
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
Income Taxes
We are subject to the income tax laws of the U.S. and the foreign jurisdictions in which we have significant business operations. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. As a result, significant judgments and interpretations are required in determining our provision for income taxes and evaluating our uncertain tax positions.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a change in tax rates is recognized in earnings in the period when the new rate is enacted. We record a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized.
We evaluate and account for uncertain tax positions using a two-step approach. Recognition (step one) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when we subsequently determine that a tax position no longer meets the more likely than not threshold of being sustained. We classify interest and penalties accrued in connection with unrecognized tax benefits as income tax expense in our Consolidated Statements of Income. Refer to Note 12, Income Taxes.
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
Diluted income per share is calculated similarly except that it includes the dilutive effect of the assumed exercise of stock options and release of restricted stock units and performance share awards issuable under our stock compensation plans by applying the treasury stock method. Our share-based awards with performance conditions are contingently issuable and are included in the calculation of diluted income per share based on our evaluation of the performance criteria as of the end of the respective period. The amount of any tax benefit to be credited to additional paid-in capital related to the exercise of stock options, release of restricted stock units and release of performance share awards, and unrecognized share-based compensation expense is included when applying the treasury stock method in the computation of diluted income per share. Refer to Note 14, Earnings Per Share.
Leases
We lease substantially all of our administrative and educational facilities, with the exception of several Apollo Global facilities, and we enter into various other lease agreements in conducting our business. At the inception of each lease, we evaluate the lease agreement to determine whether the lease is an operating or capital lease. Additionally, most of our lease agreements contain renewal options, tenant improvement allowances, rent holidays, and/or rent escalation clauses. When such items are included in a lease agreement, we record a deferred rent asset or liability in our Consolidated Balance Sheets and record the rent expense evenly over the term of the lease. Leasehold improvements are reflected under investing activities as additions to property and equipment in our Consolidated Statements of Cash Flows. Credits received against rent for tenant improvement allowances are reflected as a component of non-cash investing activities in our Consolidated Statements of Cash Flows. Lease terms generally range from five to ten years with one to two renewal options for extended terms. For leases with renewal options, we generally record rent expense and amortize the leasehold improvements on a straight-line basis over the initial non-cancelable lease term (in instances where the lease term is shorter than the economic life of the asset). Refer to Note 16, Commitments and Contingencies.
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
Foreign Currency Translation
We use the U.S. dollar as our reporting currency. The functional currency of our entities operating outside the United States is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated monthly at the average exchange rate for that period. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive loss or noncontrolling (deficit) interests, as applicable. We report gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currency transactions in other, net in our Consolidated Statements of Income. These items amounted to a net $0.5 million gain, net $1.7 million loss and net $0.6 million loss in fiscal years 2012, 2011 and 2010, respectively.
Fair Value
The carrying amount of certain assets and liabilities reported in our Consolidated Balance Sheets, including accounts receivable and accounts payable, approximate fair value because of the short-term nature of these financial instruments.
For fair value measurements of assets and liabilities that are recognized or disclosed at fair value, we consider fair value to be an exit price, which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We use valuation techniques to determine fair value consistent with either the market approach, income approach and/or cost approach, and we prioritize the inputs used in our valuation techniques using the following three-tier fair value hierarchy:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•
Level 2 – Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.
We categorize each of our fair value measurements for disclosure purposes in one of the above three levels based on the lowest level input that is significant to the fair value measurement in its entirety. In measuring fair value, our valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. We use prices and inputs that are current as of the measurement date, including during periods of market volatility. Therefore, classification of inputs within the hierarchy may change from period to period depending upon the observability of those prices and inputs. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value for certain assets and liabilities and their placement within the fair value hierarchy. Refer to Note 9, Fair Value Measurements.
Loss Contingencies
We are subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to our business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When we become aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, we record a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where we believe a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, we disclose the claim if the likelihood of a potential loss is reasonably possible and the amount of the potential loss could be material. For matters where no loss contingency is recorded, we expense legal fees as incurred. The assessment of the likelihood of a potential loss and the estimation of the amount of a loss are subjective and require judgment. Refer to Note 16, Commitments and Contingencies.
Restructuring and Other Charges
Restructuring and other charges are comprised principally of non-cancelable lease obligations, severance and other employee separation costs, and other related costs. For our non-cancelable lease obligations, we record the obligation upon the later of when we terminate the contract in accordance with the contract terms or when we cease using the right conveyed by the contract. Our employee severance costs are expensed on the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period.
We recognize these costs at fair value in the period the liability is incurred. Generally, for restructuring charges that have future payments that extend beyond one year, we record the net present value of the estimated future cash payments and then accrete the discount to restructuring and other charges over the term of the remaining payments. The estimate of our restructuring charges is based on the best information available at the time we record the obligation. Accordingly, any adjustments to previously recorded charges resulting from a change to the estimated liability are recognized in the period the change occurs. Refer to Note 3, Restructuring and Other Charges.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations
Assets and liabilities expected to be sold or disposed of are presented separately in our Consolidated Balance Sheets as assets or liabilities held for sale. If we determine we will not have significant continuing involvement with components that are classified as held for sale or otherwise sold or disposed, the results of operations of these components are presented separately on our Consolidated Statements of Income as income (loss) from discontinued operations, net of tax, in the current and prior periods. Refer to Note 4, Discontinued Operations.
Reclassifications
During fiscal year 2012, we made the following reclassifications to conform to our current presentation:

•
We combined our presentation of accrued liabilities and other current liabilities on our Consolidated Balance Sheets and our Consolidated Statements of Cash Flows based on the similar nature of the liabilities. Refer to Note 10, Accrued and Other Liabilities, for a detail of these liabilities.

•
We began presenting our restructuring activities as a component of the change in accrued and other liabilities rather than as a separate line item on our Consolidated Statements of Cash Flows. Refer to Note 3, Restructuring and Other Charges, for discussion of our restructuring activities. This change had no impact on our financial position or results of operations.

•	As discussed in Note 4, Discontinued Operations, we presented Mander Portman Woodward’s operating results as discontinued operations in the Consolidated Statements of Income.
We have changed our presentation for all periods presented to reflect the above reclassifications.
Recent Accounting Pronouncements
Issued Accounting Changes
As discussed in Goodwill and Intangibles above, we early adopted ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” and ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” in fiscal year 2012. These standards have updated goodwill and indefinite-lived intangible impairment tests by including an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or asset, as applicable, is less than its carrying amount. The adoption of ASU 2011-08 and ASU 2012-02 did not have a material impact on our financial condition, results of operations, or disclosures.
Future Accounting Changes
The FASB and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases, revenue recognition and financial instruments, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. We have adopted the converged guidance that the FASB has already issued addressing fair value measurements, financial instrument disclosures and the statement of other comprehensive income which did not have a material impact on our financial condition, results of operations, or disclosures. While we anticipate the lease accounting and revenue recognition proposals will have the greatest impact on us if enacted, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our financial condition, results of operations, or disclosures that may result from such future changes.
Concurrent with these convergence projects, the Securities and Exchange Commission is considering incorporating IFRS into the U.S. financial reporting system. At this time, the method and timing of potential conversion to IFRS is uncertain and cannot be determined until final conversion requirements are mandated. The preparation of our financial statements in accordance with IFRS could have a material impact on our financial condition, results of operations, and disclosures.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. The following table details the charges incurred for fiscal years 2012 and 2011, respectively, and the cumulative costs associated with these activities, which have all been included in restructuring and other charges on our Consolidated Statements of Income:

	Year Ended August 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$15,981	$19,067	$35,048
Severance and other employee separation costs	12,887	3,846	16,733
Other restructuring related costs	9,827	—	9,827
Restructuring and other charges	$38,695	$22,913	$61,608
The following table summarizes the above restructuring and other charges in our segment reporting format:

	Year Ended August 31,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$20,002	$22,913	$42,915
Apollo Global	5,918	—	5,918
Other	12,775	—	12,775
Restructuring and other charges	$38,695	$22,913	$61,608
The following table details the changes in our restructuring liability by type of cost during the fiscal year ended August 31, 2012:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2010	$—	$—	$—	$—
Expense incurred	17,802	3,846	—	21,648
Payments	—	(3,846)	—	(3,846)
Balance at August 31, 2011(1)	17,802	—	—	17,802
Expense incurred	20,082	11,564	9,827	41,473
Interest accretion	1,804	—	—	1,804
Adjustments(2)	(3,657)	—	—	(3,657)
Payments	(10,007)	(8,566)	(8,416)	(26,989)
Balance at August 31, 2012(1)	$26,024	$2,998	$1,411	$30,433
(1) The current portion of our restructuring liability was $11.3 million and $3.2 million as of August 31, 2012 and 2011, respectively.
(2) During fiscal year 2012, we reduced our lease obligations liability by $3.7 million with an offsetting credit included in restructuring and other charges on our Consolidated Statements of Income. The reduction was due to a decrease in estimated future net cash flows we expect to pay associated with certain leases we have abandoned, which are discussed further below.
During fiscal year 2011, we initiated a plan to rationalize a portion of our real estate in Phoenix, Arizona through space consolidation and reorganization. The plan consisted of abandoning all, or a portion of, four leased facilities, all of which we are no longer using and we have determined will no longer provide a future economic benefit. The leases on these facilities were classified as operating leases and we recorded initial aggregate charges of $38.7 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases that we have executed and subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Excluding adjustments resulting from changes in estimates and interest accretion charges, we do not expect to incur additional charges associated with the facilities abandoned in connection with this real estate rationalization plan.
During fiscal years 2012 and 2011, we implemented the following strategic reductions in workforce:

•
During the fourth quarter of fiscal year 2012, we eliminated approximately 350 positions at University of Phoenix, Apollo Global and certain Corporate functions. We incurred $10.2 million of severance and other employee separation costs including share-based compensation, which are included in the reportable segments in which the respective eliminated personnel were employed.

•
During the third quarter of fiscal year 2012, we eliminated approximately 150 positions at UNIACC principally representing non-direct student servicing personnel. This personnel reduction followed UNIACC’s loss of institutional accreditation, which is discussed at Note 8, Goodwill and Intangible Assets. We incurred $2.7 million of severance and other employee separation costs, which are included in our Apollo Global reportable segment.

•
During the first quarter of fiscal year 2011, we eliminated approximately 700 full-time positions at University of Phoenix principally representing admissions personnel. We incurred $3.8 million of severance and other employee separation costs, which are included in our University of Phoenix reportable segment.

We incurred $9.8 million of costs during fiscal year 2012 principally attributable to services from consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.
Subsequent to August 31, 2012, we continued our initiative to reengineer business processes and refine our educational delivery structure by adopting a plan to realign University of Phoenix’s ground locations throughout the U.S., pursuant to which we will close a substantial number of locations. We also have begun implementing a workforce reduction subsequent to August 31, 2012. We expect to incur material restructuring and other charges associated with these activities; the vast majority of which will be incurred in fiscal year 2013.
Note 4. Discontinued Operations
Mander Portman Woodward
During the fourth quarter of fiscal year 2012, BPP completed the sale of its subsidiary, Mander Portman Woodward (“MPW”), a U.K.-based secondary education institution for £54.8 million (equivalent to $85.3 million as of the date of sale). The sale reflects our strategy to focus on the postsecondary education market. We do not have significant continuing involvement after the sale and, accordingly, MPW’s operating results are presented as discontinued operations on our Consolidated Statements of Income for all periods presented. MPW was previously included in the Apollo Global reportable segment.
We realized a gain on the sale of $26.7 million, net of transaction costs, during the fourth quarter of fiscal year 2012, which is included in income (loss) from discontinued operations, net of tax on our Consolidated Statements of Income. There was no tax expense associated with the gain because it was not taxable under U.K. tax law.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

MPW did not meet the held for sale criteria until the period it was sold. The major components of its assets and liabilities as of August 31, 2011 are as follows:

($ in thousands)
Property and equipment, net	$1,767
Goodwill(1)	50,694
Intangible assets, net	8,193
Other	3,486
Total assets	$64,140
Total liabilities	$10,740
(1) This represents all of our BPP reporting unit’s goodwill as of August 31, 2011, which was allocated to MPW in determining the gain on sale discussed above. We allocated the goodwill based on the fair values of MPW and BPP’s remaining business with consideration for how these units were operated.
See table below that summarizes the aggregate operating results of our discontinued operations as presented on our Consolidated Statements of Income.
Insight Schools
In fiscal year 2011, we sold all of Insight Schools’ issued and outstanding shares for $6.3 million, plus $3.0 million that was held in escrow for one year following the sale, and $15.3 million of additional estimated working capital consideration. The Insight Schools business was no longer consistent with our long-term strategic objectives, and we do not have significant continuing involvement after the sale. Insight Schools’ operating results are presented as discontinued operations on our Consolidated Statements of Income for all periods presented. Insight Schools was previously presented as its own reportable segment.
We realized a $0.1 million loss on sale, net of transaction costs, in fiscal year 2011, which is included in income (loss) from discontinued operations, net of tax on our Consolidated Statements of Income. We have received all consideration described above from the sale, including the funds held in escrow.
We determined cash flows from our discontinued operations individually and in the aggregate are not material and are included with cash flows from continuing operations on our Consolidated Statements of Cash Flows. The following table summarizes the operating results for our discontinued operations for fiscal years 2012, 2011 and 2010, which are presented in income (loss) from discontinued operations, net of tax in our Consolidated Statements of Income:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net revenue	$24,209	$42,468	$51,446
Gain (loss) on sale	26,678	(98)	—
Goodwill impairment(1)	—	—	(9,400)
Costs and other	(14,594)	(35,748)	(59,776)
Income (loss) from discontinued operations before income taxes	36,293	6,622	(17,730)
(Provision) benefit from income taxes(2)	(2,470)	87	3,844
Income (loss) from discontinued operations, net of tax	33,823	6,709	(13,886)
Income from discontinued operations, net of tax, attributable to noncontrolling interests(3)	(4,871)	(608)	(221)
Income (loss) from discontinued operations, net of tax, attributable to Apollo	$28,952	$6,101	$(14,107)
(1) We recognized the goodwill impairment charge in fiscal year 2010 when we began presenting Insight Schools’ as held for sale. We did not record a tax benefit associated with the goodwill impairment charge because Insight Schools’ goodwill was not deductible for tax purposes.
(2) There was no tax expense associated with the gain on sale of MPW as discussed above. The tax benefit in fiscal year 2011 includes a $1.6 million tax benefit as a result of the Insight Schools sale generating a capital loss for tax purposes.
(3) The noncontrolling interest represents the portion of MPW’s operating results attributable to Apollo Global’s noncontrolling shareholder.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The operating results of discontinued operations summarized above only includes revenues and costs, including the goodwill impairment charge discussed above, directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest expense or general corporate overhead have been allocated to MPW or Insight Schools. Additionally, we ceased depreciation and amortization on property and equipment and finite-lived intangibles at Insight Schools in fiscal year 2010 when we determined it was held for sale.
Note 5. Acquisitions
On September 12, 2011, we acquired all of the outstanding stock of Carnegie Learning, a publisher of research-based math curricula and adaptive learning software for a cash purchase price of $75.0 million. In a separate transaction completed on September 12, 2011, we acquired related technology from Carnegie Mellon University for $21.5 million payable over a 10-year period. We incurred transaction costs of $1.7 million in connection with these acquisitions with the majority included in general and administrative expense in our fiscal year 2011 operating results. The acquisitions allow us to accelerate our efforts to incorporate adaptive learning into our academic platform and to provide tools which we believe will help raise student achievement levels, and support improved retention and graduation rates at University of Phoenix. Given our postsecondary focus, we are currently evaluating strategic alternatives for a potential sale of the K-12 portion of the business in order to support Carnegie Learning’s continued success in this market, but have not yet committed to any specific plan of disposition.
We accounted for the Carnegie Learning acquisition as a business combination. Accordingly, we determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective assets and liabilities. We used the following assumptions, the majority of which include significant unobservable inputs, and valuation methodologies to determine fair value of the acquired assets and assumed liabilities:

•	Software technology and customer relationship intangibles were valued using the cost savings approach utilizing current discount rates, cost estimates and assumptions;

•	The Carnegie Learning trademark was valued using the relief-from-royalty method, which represents the benefit of owning this intangible rather than paying royalties for its use;

•	Deferred revenue was valued using the cost plus mark-up approach, which estimates the fair value of our estimated cost to fulfill the obligation; and

•	The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
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
The following table presents a summary of the Carnegie Learning acquisition purchase price allocation:

($ in thousands)
Net working capital deficit	$(336)
Property and equipment	870
Intangible assets
Finite-lived – Software technology	28,000
Indefinite-lived – Trademark	14,100
Finite-lived – Customer relationships	9,000
Goodwill	34,794
Deferred taxes, net	(11,428)
Allocated purchase price	75,000
Less: Cash acquired	(1,264)
Acquisition, net of cash acquired	$73,736
We are amortizing the finite-lived software technology on a straight-line basis over a five year useful life, and the customer relationships asset on an accelerated basis over a four year useful life. The amortization of the respective finite-lived intangible

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assets reflects the pattern in which we expect the economic benefits of the assets to be consumed. We assigned an indefinite life to the acquired trademark as we believe the intangible has the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the trademark’s useful life.
As noted above, we also acquired related technology from Carnegie Mellon University for $21.5 million, payable over a 10-year period. We accounted for this transaction as an asset purchase. Accordingly, we recorded a $14.4 million asset and corresponding liability representing the present value of the future cash payments on the acquisition date using our incremental borrowing rate. The asset is included in intangible assets, net on our Consolidated Balance Sheets and is being amortized on a straight-line basis over a five year useful life. The liability is included in debt on our Consolidated Balance Sheets and is being accreted over the 10-year period, with the accretion recorded in interest expense on our Consolidated Statements of Income.
Carnegie Learning’s operating results are included in our consolidated financial statements from the date of acquisition. We have not provided pro forma information because Carnegie Learning’s results of operations are not significant to our consolidated results of operations.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of August 31:

($ in thousands)	2012	2011
Student accounts receivable	$287,619	$324,324
Less allowance for doubtful accounts	(107,230)	(128,897)
Net student accounts receivable	180,389	195,427
Other receivables	17,890	20,140
Total accounts receivable, net	$198,279	$215,567
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. Our student receivables are not collateralized; however, credit risk is reduced as the amount owed by any individual student is small relative to the total student receivables and the customer base is geographically diverse.
The following table summarizes the activity in allowance for doubtful accounts for the fiscal years 2012, 2011 and 2010:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Beginning allowance for doubtful accounts	$128,897	$192,857	$110,420
Provision for uncollectible accounts receivable	146,742	181,297	282,628
Write-offs, net of recoveries	(168,409)	(245,257)	(200,191)
Ending allowance for doubtful accounts	$107,230	$128,897	$192,857
Note 7. Property and Equipment, Net
Property and equipment, net consist of the following as of August 31:

($ in thousands)	2012	2011
Land	$31,184	$32,762
Buildings	67,602	68,202
Furniture and equipment	498,253	459,881
Leasehold improvements (includes tenant improvement allowances)	370,171	349,921
Internally developed software	71,511	63,578
Software	132,835	100,562
Construction in progress	49,721	29,934
Gross property and equipment	1,221,277	1,104,840
Less accumulated depreciation and amortization	(649,648)	(551,813)
Property and equipment, net	$571,629	$553,027

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following amounts, which are included in the above table, relate to property and equipment capital leases as of August 31:

($ in thousands)	2012	2011
Buildings and land	$5,573	$5,838
Furniture and equipment	65,138	36,910
Software	13,835	—
Less accumulated depreciation and amortization	(17,916)	(6,341)
Capital lease assets, net	$66,630	$36,407
The increase in furniture and equipment was primarily due to information technology and network infrastructure capital leases during fiscal year 2012.
Depreciation expense was $158.0 million, $144.3 million and $122.2 million for fiscal years 2012, 2011 and 2010, respectively. Included in these amounts is depreciation of capitalized internally developed software of $10.1 million, $15.0 million and $16.1 million for the fiscal years 2012, 2011 and 2010, respectively.
Note 8. Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. Changes in the carrying amount of goodwill by reportable segment during fiscal years 2012 and 2011 are as follows:

	University of Phoenix	Apollo Global		Total Goodwill
($ in thousands)			Other
Goodwill as of August 31, 2010	$37,018	$269,831	$15,310	$322,159
Impairment	—	(197,674)	—	(197,674)
Currency translation adjustment	—	8,812	—	8,812
Goodwill as of August 31, 2011	37,018	80,969	15,310	133,297
Goodwill acquired(1)	34,794	—	—	34,794
Impairment(2)	—	(11,912)	—	(11,912)
Sale of MPW(3)	—	(45,266)	—	(45,266)
Currency translation adjustment	—	(7,568)	—	(7,568)
Goodwill as of August 31, 2012	$71,812	$16,223	$15,310	$103,345
(1) Goodwill acquired resulted from our acquisition of Carnegie Learning during the first quarter of fiscal year 2012. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $11.9 million of UNIACC’s goodwill during the first quarter of fiscal year 2012. See below for further discussion.
(3) We allocated $45.3 million of goodwill to the sale of MPW. Refer to Note 4, Discontinued Operations.
The following table presents the components of the net carrying amount of goodwill by reportable segment as of August 31, 2012 and 2011:

	University of Phoenix	Apollo Global	Other	Total Goodwill
($ in thousands)
August 31, 2012
Gross carrying amount(1)	$71,812	$39,617	$35,515	$146,944
Accumulated impairments(1)	—	(20,624)	(20,205)	(40,829)
Foreign currency translation	—	(2,770)	—	(2,770)
Net carrying amount	$71,812	$16,223	$15,310	$103,345
(1) The gross carrying amount of Apollo Global’s goodwill and associated accumulated impairments decreased in fiscal year 2012 as a result of our BPP reporting unit no longer having any goodwill as of August 31, 2012. Accumulated impairments associated with BPP are $354 million.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	University of Phoenix	Apollo Global	Other	Total Goodwill
($ in thousands)
August 31, 2011
Gross carrying amount	$37,018	$465,255	$35,515	$537,788
Accumulated impairments	—	(362,707)	(20,205)	(382,912)
Foreign currency translation	—	(21,579)	—	(21,579)
Net carrying amount	$37,018	$80,969	$15,310	$133,297
Intangible assets consist of the following as of August 31:

	2012				2011
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Effect of Foreign Currency Translation Loss	Net Carrying Amount
Finite-lived intangibles
Software and technology(1)	$42,389	$(8,197)	$—	$34,192	$3,600	$(3,450)	$—	$150
Student and customer relationships(1)	14,109	(6,731)	(1,395)	5,983	9,477	(6,538)	(1,284)	1,655
Copyrights	20,891	(16,277)	(741)	3,873	20,891	(11,521)	(422)	8,948
Other(2)	12,878	(10,556)	(1,196)	1,126	15,102	(9,049)	(1,166)	4,887
Total finite-lived intangibles	90,267	(41,761)	(3,332)	45,174	49,070	(30,558)	(2,872)	15,640
Indefinite-lived intangibles
Trademarks (1), (2), (3)	100,736	—	(3,778)	96,958	98,849	—	(737)	98,112
Accreditations and designations	7,260	—	(358)	6,902	7,456	—	(91)	7,365
Total indefinite-lived intangibles	107,996	—	(4,136)	103,860	106,305	—	(828)	105,477
Total intangible assets, net	$198,263	$(41,761)	$(7,468)	$149,034	$155,375	$(30,558)	$(3,700)	$121,117
(1) We acquired certain intangibles during fiscal year 2012 as a result of our acquisition of Carnegie Learning. Refer to Note 5, Acquisitions.
(2) We recorded an impairment charge of $4.9 million of UNIACC’s intangibles during the first quarter of fiscal year 2012. See below for further discussion.
(3) The sale of MPW during fiscal year 2012 included a $7.9 million trademark intangible. Refer to Note 4, Discontinued Operations.
Finite-lived intangibles are amortized on either a straight-line basis or using an accelerated method to reflect the pattern in which the benefits of the asset are consumed. The weighted average useful life of our finite-lived intangibles that are not fully amortized as of August 31, 2012 is 4.8 years. Amortization expense for intangibles for fiscal years 2012, 2011 and 2010 was $20.2 million, $14.7 million and $24.8 million, respectively.
Estimated future amortization expense of finite-lived intangibles is as follows:

($ in thousands)
2013	$15,080
2014	11,697
2015	9,612
2016	8,502
2017	283
Total estimated amortization expense	$45,174
Estimated future amortization expense may vary as acquisitions and dispositions occur in the future and as a result of foreign currency translation adjustments.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year 2012
We completed goodwill and indefinite-lived intangibles impairment tests, as applicable, for each of our reporting units on their respective annual impairment test dates during fiscal year 2012, as follows:

•	University of Phoenix – May 31

•	Apollo Global:

•	BPP – July 1

•	UNIACC – May 31

•	ULA – May 31

•	Western International University – May 31

•	CFFP (included in Other in our segment reporting) – August 31
For our UNIACC reporting unit, we performed an interim goodwill impairment test in the first quarter of fiscal year 2012, which resulted in recognizing goodwill and other intangibles impairment charges, as further discussed below. We did not record any impairment charges associated with our other reporting units.
For University of Phoenix, Western International University and CFFP, we performed qualitative assessments that included consideration of the factors discussed above. We also considered that the fair value of these reporting units exceeded their respective carrying values in their most recent annual tests by a substantial margin, including more than 90% for University of Phoenix. Based on our assessments, we concluded that it was more likely than not that the fair value of each reporting unit was greater than its carrying value.
For our ULA reporting unit, we performed the step one quantitative goodwill impairment test and determined the fair value exceeded the carrying value of its net assets and its goodwill was not impaired. The excess as a percentage of fair value was approximately 25%.
UNIACC was advised in the first quarter of fiscal year 2012 by the National Accreditation Commission of Chile that its institutional accreditation would not be renewed and therefore had lapsed. UNIACC has appealed the decision, which was denied in July 2012. The loss of accreditation from the National Accreditation Commission does not impact UNIACC’s ability to operate or confer degrees and does not directly affect UNIACC’s programmatic accreditations. However, this institutional accreditation is necessary for new UNIACC students to participate in government loan programs and for existing students to begin to participate in such programs for the first time. The loss of accreditation has reduced new enrollment in UNIACC’s degree programs due to the unavailability of the government loan programs. Based on these factors and related uncertainty, we revised our cash flow estimates and performed an interim goodwill impairment analysis in the first quarter of fiscal year 2012.
To determine the fair value of the UNIACC reporting unit in our interim step one analysis, we used a discounted cash flow valuation method using assumptions that we believe would be a reasonable market participant’s view of the impact of the loss of accreditation status and the increased uncertainty impacting UNIACC. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation. Our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the UNIACC reporting unit as compared to its carrying value. Based on the estimated fair value of the UNIACC reporting unit and a hypothetical purchase price allocation, we determined the UNIACC reporting unit would have no implied goodwill. Additionally, our interim impairment tests for the trademark and accreditation intangibles utilized the same significant unobservable inputs (Level 3) and assumptions used in UNIACC’s interim goodwill analysis and resulted in minimal or no fair value. Accordingly, we determined UNIACC’s entire goodwill balance and the trademark and accreditation indefinite-lived intangibles totaling $11.9 million and $3.9 million, respectively, were impaired. We also recorded a $1.0 million impairment for certain finite-lived intangibles. We did not record an income tax benefit associated with these charges as UNIACC’s goodwill and other intangibles are not deductible for tax purposes.
As of August 31, 2012 and 2011, our indefinite-lived intangibles totaled $103.9 million and $105.5 million, respectively, and primarily consist of the BPP and Carnegie Learning trademarks of $80.7 million and $14.1 million, respectively. Excluding UNIACC, which is discussed above, we performed a fair value analysis for our indefinite-lived intangibles as of the respective annual impairment test dates during fiscal year 2012 and determined there was no impairment.
Fiscal Year 2011
During the second quarter of fiscal year 2011, BPP experienced lower than expected rates of enrollment for its accounting and finance professional training programs. As a result, we revised our outlook for BPP and reduced forecasted revenues and operating cash flows for the remainder of fiscal year 2011. The majority of students take multiple years to complete these programs and, as a result, the lower than expected rates of enrollment in these programs were expected to negatively impact

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revenue growth for the next couple of years. In addition, we also reduced our forecasts for future years from what we had previously anticipated. Accounting and finance professional training programs account for approximately one-half of BPP’s revenues and a significant portion of BPP’s operating cash flows. For these reasons, we performed an interim goodwill impairment analysis for BPP in the second quarter of fiscal year 2011.
To determine the fair value of our BPP reporting unit in our interim step one analysis, we used a combination of the discounted cash flow valuation method and the market-based approach and applied weighting factors of 80% and 20%, respectively. We used assumptions in our interim step one analysis to reflect what we believe to be a reasonable market participant’s view of the increased uncertainty in the broader market conditions impacting pricing and enrollment assumptions at BPP.
Accordingly, our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. Using the estimated fair value of the BPP reporting unit derived from the interim step one analysis in a hypothetical purchase price allocation, we recorded impairment charges during the second quarter of fiscal year 2011 for BPP’s goodwill and trademark of $197.7 million and $22.2 million, respectively. In the second quarter of fiscal year 2011, BPP’s goodwill and other intangibles impairment charges were $213.9 million (net of $6.0 million benefit for income taxes associated with the other intangibles impairment charge). As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
This was the second time we had received new information that caused us to revise our forecasts for BPP and record impairment charges, as we recorded goodwill and other intangibles impairment charges in fiscal year 2010, as discussed below.
Fiscal Year 2010
We conducted our annual goodwill impairment test for our BPP reporting unit in fiscal year 2010 and determined the fair value of the reporting unit in our step one analysis by using a combination of the discounted cash flow valuation method and the market-based approach and applied weighting factors of 80% and 20%, respectively. In October 2010, BPP concluded its fall enrollment period and experienced lower than expected rates of enrollment in certain of its degree programs, which we believe was adversely impacted by the continued economic downturn in the U.K. Accordingly, we revised our forecast for BPP, which caused our step one annual goodwill impairment analysis to result in a lower estimated fair value for the BPP reporting unit as compared to its carrying value due to the effects of the economic downturn in the U.K. on BPP’s operations and financial performance and increased uncertainty as to when these conditions would recover.
Accordingly, our interim step one goodwill impairment analysis resulted in a lower estimated fair value for the BPP reporting unit as compared to its carrying value. Using the estimated fair value of the BPP reporting unit derived from the step one analysis in a hypothetical purchase price allocation, we recorded $170.4 million of impairment charges for BPP’s goodwill and intangibles (net of $5.5 million benefit for income taxes associated with the intangibles impairment charges). As BPP’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
During fiscal year 2010, we recorded an $8.7 million impairment charge for ULA’s goodwill. As ULA’s goodwill is not deductible for tax purposes, we did not record a tax benefit associated with the goodwill impairment charge.
Please refer to Note 2, Significant Accounting Policies, for our policy and methodology for evaluating potential impairment of goodwill and indefinite-lived intangibles.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Fair Value Measurements
Assets measured at fair value on a recurring basis consist of the following as of August 31, 2012:

		Fair Value Measurements at Reporting Date Using
	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$629,166	$629,166	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis:	$635,112	$629,166	$—	$5,946
Assets and liabilities measured at fair value on a recurring basis consist of the following as of August 31, 2011:

		Fair Value Measurements at Reporting Date Using
	August 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$1,854,927	$1,854,927	$—	$—
Marketable securities:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis:	$1,860,873	$1,854,927	$—	$5,946
Liabilities:
Other liabilities:
Interest rate swap	$3,363	$—	$3,363	$—
Total liabilities at fair value on a recurring basis:	$3,363	$—	$3,363	$—
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified within Level 1 and were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of August 31, 2012 and 2011, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities – Classified within Level 3 due to the illiquidity of the market and were valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations.

•
Interest rate swap – During the fourth quarter of fiscal year 2012, we repaid substantially all of the amounts outstanding on BPP’s credit facility and settled the associated interest rate swap. The interest rate swap was previously used to minimize the interest rate exposure on a portion of BPP’s variable rate debt by fixing the variable interest rate on the associated debt. The swap was classified within Level 2 and was valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

At August 31, 2012, the carrying value of our debt, excluding capital leases, was $649.7 million. Substantially all of our debt is variable interest rate debt and the carrying amount approximates fair value.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, there were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the fiscal year ended August 31, 2012. During fiscal year 2011, assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) decreased $9.2 million principally due to auction-rate security redemptions at par value.
Liabilities measured at fair value on a nonrecurring basis during fiscal year 2012 consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Year Ended August 31, 2012
Liabilities:
Other liabilities:
Initial restructuring obligations	$20,082	$—	$—	$20,082	$20,082
Total liabilities at fair value on a nonrecurring basis	$20,082	$—	$—	$20,082	$20,082
During fiscal year 2012, we recorded aggregate initial restructuring obligations at fair value of $20.1 million associated with abandoning certain leased facilities as part of a real estate rationalization plan. We recorded the restructuring obligation liabilities on the dates we ceased use of the respective facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.
Assets and liabilities measured at fair value on a nonrecurring basis during fiscal year 2011 consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Year Ended August 31, 2011
Assets:
Goodwill
BPP	$48,889	$—	$—	$48,889	$197,674
Intangible assets, net
BPP trademark	90,658	—	—	90,658	22,253
Total assets at fair value on a nonrecurring basis	$139,547	$—	$—	$139,547	$219,927

Liabilities:
Other liabilities
Initial restructuring obligation	$17,802	$—	$—	$17,802	$17,802
Total liabilities at fair value on a nonrecurring basis	$17,802	$—	$—	$17,802	$17,802
In fiscal year 2011, we recorded impairment charges for BPP’s goodwill and trademark. Accordingly, BPP’s goodwill balance was written down to the implied fair value and BPP’s trademark was measured at fair value. We measured the implied fair value for BPP’s goodwill and the fair value of BPP’s trademark using Level 3 inputs included in the valuation methods used to determine fair value for the respective assets. Refer to Note 8, Goodwill and Intangible Assets.
During fiscal year 2011, we recorded aggregate initial restructuring obligations at fair value of $17.8 million associated with abandoning a leased facility as part of a real estate rationalization plan. We recorded the restructuring obligation on the date we ceased use of the facility, and measured the liability at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.

Note 10. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of August 31:

($ in thousands)	2012	2011
Salaries, wages and benefits	$117,432	$93,763
Accrued legal and other professional obligations(1)	57,476	197,957
Accrued advertising	45,737	50,172
Deferred rent and other lease liabilities	19,868	18,869
Curriculum materials	13,004	16,198
Student refunds, grants and scholarships	11,181	17,360
Other	60,183	54,618
Total accrued and other current liabilities	$324,881	$448,937
(1) Accrued legal and other professional obligations as of August 31, 2011 includes $145.0 million associated with our agreement in principle to settle the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) litigation. Refer to Note 16, Commitments and Contingencies.
Other long-term liabilities consist of the following as of August 31:

($ in thousands)	2012	2011
Deferred rent and other lease liabilities	$88,164	$74,136
Uncertain tax positions	27,223	22,277
Deferred gains on sale-leasebacks	25,692	28,490
Restructuring obligations	19,122	14,604
Other	31,555	24,832
Total other long-term liabilities	$191,756	$164,339
Note 11. Debt
Debt and short-term borrowings consist of the following as of August 31:

($ in thousands)	2012	2011
Revolving Credit Facility, see terms below	$615,000	$493,322
Capital lease obligations	70,215	36,512
BPP Credit Facility, see terms below	2,421	47,603
Other, see terms below	32,275	21,572
Total debt	719,911	599,009
Less short-term borrowings and current portion of long-term debt	(638,588)	(419,318)
Long-term debt	$81,323	$179,691
Aggregate debt maturities for each of the years ended August 31 are as follows:

($ in thousands)
2013	$638,588
2014	20,413
2015	28,192
2016	13,183
2017	5,694
Thereafter	13,841
$719,911

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
Revolving Credit Facility – During the third quarter of fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our previous revolving credit facility. The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.

We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We also borrowed substantially all of our credit line under our previous revolving credit facility as of August 31, 2011. We repaid the entire amount borrowed under the respective facilities subsequent to the respective fiscal years. The $615.0 million is classified as short-term borrowings and current portion of long-term debt on our Consolidated Balance Sheets because it was repaid subsequent to fiscal year-end.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility and the previous revolving credit facility at August 31, 2012 and 2011 were 3.5% and 2.8%, respectively.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at August 31, 2012.

•
BPP Credit Facility – In fiscal year 2010, we refinanced BPP’s debt by entering into a £52.0 million (equivalent to $82.3 million as of August 31, 2012) secured credit agreement (the “BPP Credit Facility”), which will expire on August 31, 2013. During the second quarter of fiscal year 2012, we amended the BPP Credit Facility reducing the amount available under the facility to £39.0 million (equivalent to $61.7 million as of August 31, 2012). The BPP Credit Facility was used to refinance BPP’s debt in fiscal year 2010 and for working capital and general corporate purposes. During the fourth quarter of fiscal year 2012, we repaid substantially all of the outstanding debt on the BPP Credit Facility.

The amended BPP Credit Facility contains financial covenants that include a minimum fixed charge coverage ratio and a maximum leverage ratio, which we were in compliance with as of August 31, 2012. The interest rate on borrowings is LIBOR + 175 basis points. The weighted average interest rate on BPP’s outstanding borrowings at August 31, 2012 and 2011 was 2.5% and 4.0%, respectively.

•
Other – As of August 31, 2012, other debt includes the present value of our obligation to Carnegie Mellon University, which is discussed further at Note 5, Acquisitions. Other debt also includes $8.5 million of variable rate debt and $9.5 million of fixed rate debt as of August 31, 2012, and $9.1 million of variable rate debt and $12.5 million of fixed rate debt as of August 31, 2011. Excluding our obligation to Carnegie Mellon University, the weighted average interest rate on our other debt at August 31, 2012 and 2011 was 5.1% and 6.1%, respectively.

Refer to Note 9, Fair Value Measurements, for discussion of the fair value of our debt.
Note 12. Income Taxes
Geographic sources of income (loss) from continuing operations before income taxes are as follows:

($ in thousands)	2012	2011	2010
United States	$727,934	$1,213,353	$1,227,794
Foreign	(61,679)	(265,130)	(228,708)
Income from continuing operations before income taxes	$666,255	$948,223	$999,086

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax (expense) benefit consists of the following for fiscal years 2012, 2011 and 2010:

($ in thousands)	2012	2011	2010
Current:
Federal	$(212,058)	$(350,640)	$(458,375)
State	(47,024)	(11,372)	(131,284)
Foreign	(2,140)	373	662
Total current	(261,222)	(361,639)	(588,997)
Deferred:
Federal	(28,964)	(62,474)	106,834
State	(1,074)	(10,214)	7,574
Foreign	8,188	15,191	10,970
Total deferred	(21,850)	(57,497)	125,378
Provision for income taxes	$(283,072)	$(419,136)	$(463,619)
Deferred tax assets and liabilities result primarily from temporary differences in book versus tax basis accounting. Deferred tax assets and liabilities consist of the following as of August 31:

($ in thousands)	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$32,659	$44,364
Leasing transactions	62,389	46,651
Net operating loss carry-forward	19,804	10,718
Share-based compensation	74,540	67,697
Litigation charges	10,084	61,502
Other	45,489	44,438
Gross deferred tax assets	244,965	275,370
Valuation allowance	(11,282)	(10,446)
Deferred tax assets, net of valuation allowance	233,683	264,924
Deferred tax liabilities:
Fixed assets	52,469	57,314
Intangibles	41,203	30,738
Other	9,212	8,186
Gross deferred tax liabilities	102,884	96,238
Net deferred income taxes	$130,799	$168,686
The decrease in the litigation charge deferred tax asset in the above table was principally attributable to our $145.0 million settlement payment associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago) matter, which became deductible in the third quarter of fiscal year 2012. Refer to Note 16, Commitments and Contingencies.
As of August 31, 2012 and 2011, we have recorded a valuation allowance related to a portion of our net operating losses and other deferred tax assets of certain of our foreign subsidiaries, as it is more likely than not that these deferred tax assets will not be utilized. During fiscal year 2012, the valuation allowance increased primarily as a result of an increase in net operating losses of certain foreign subsidiaries. In light of our history of profitable operations, we have concluded that it is more likely than not that we will ultimately realize the full benefit of our deferred tax assets other than assets mentioned above. Accordingly, we believe that a valuation allowance should not be recorded for our remaining net deferred tax assets.
The net operating loss carry-forward in the above table represents $35.5 million of U.S. net operating losses that will begin to expire August 31, 2018. We also have $34.3 million of net operating losses in various foreign jurisdictions that do not expire.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have not provided deferred taxes on unremitted earnings attributable to international companies that have been considered permanently reinvested. As of August 31, 2012, any earnings related to the operations of these foreign subsidiaries are not significant.
We exercise significant judgment in determining our income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain. The following is a tabular reconciliation of the total amount of unrecognized tax benefits, excluding interest and penalties, at the beginning and the end of fiscal years 2012 and 2011:

($ in thousands)
Balance at August 31, 2010	$166,048
Additions based on tax positions taken in the current year	4,503
Additions for tax positions taken in prior years	15,570
Settlement with tax authorities	(110,980)
Reductions for tax positions of prior years	(45,231)
Reductions due to lapse of applicable statute of limitations	(4,099)
Balance at August 31, 2011	25,811
Additions based on tax positions taken in the current year	7,708
Additions for tax positions taken in prior years	813
Settlement with tax authorities	(733)
Reductions for tax positions of prior years	—
Reductions due to lapse of applicable statute of limitations	(1,392)
Balance at August 31, 2012	$32,207
As of August 31, 2012 and 2011, our gross unrecognized tax benefits are included in accrued and other current liabilities and other long-term liabilities in our Consolidated Balance Sheets. The decrease in our unrecognized tax benefits during fiscal year 2011 was principally attributable to resolution with the Arizona Department of Revenue regarding the apportionment of income for Arizona corporate income tax purposes. Refer to Arizona Department of Revenue Audit below for further discussion. The decrease was also due to a $9.6 million benefit from resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a qui tam lawsuit in fiscal year 2010.
We classify interest and penalties related to uncertain tax positions as a component of provision for income taxes in our Consolidated Statements of Income. We recognized an expense of $0.4 million in fiscal year 2012 and benefits of $1.7 million and $10.4 million in fiscal years 2011 and 2010, respectively, related to interest and penalties. The $1.7 million benefit in fiscal year 2011 is primarily attributable to the reduction of accrued interest related to the resolution with the Arizona Department of Revenue noted above. The $10.4 million benefit in fiscal year 2010 is mainly due to the reduction of accrued interest related to the I.R.S. 162(m) settlement which occurred in November 2009. Refer to Internal Revenue Service Audits below for further discussion. The total amount of interest and penalties included in our Consolidated Balance Sheets was $4.1 million and $3.7 million as of August 31, 2012 and 2011, respectively.
We believe that any change in our unrecognized tax benefits in the next 12 months will be immaterial.
As of August 31, 2012, $27.8 million of our total unrecognized tax benefits would favorably affect our effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by the taxing authorities, we would record additional income tax expense in our Consolidated Statements of Income.
Our U.S. federal tax years and various state tax years from 2006 remain subject to income tax examinations by tax authorities. In addition, tax years from 2007 related to our foreign taxing jurisdictions also remain subject to examination.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision for income taxes differs from the tax computed using the statutory U.S. federal income tax rate as a result of the following items for fiscal years 2012, 2011 and 2010:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit(1)	4.2%	1.8%	6.3%
Non-deductible compensation, net(2)	0.2%	0.3%	(1.1)%
Foreign taxes	1.4%	0.9%	1.1%
Litigation charge(3)	—%	(1.0)%	—%
Goodwill impairments	0.9%	7.4%	5.8%
Meritus closure	—%	(0.8)%	—%
Other, net	0.8%	0.6%	(0.7)%
Effective income tax rate	42.5%	44.2%	46.4%
(1) In fiscal year 2011, we realized a $43.3 million benefit associated with our resolution with the Arizona Department of Revenue. Refer to further discussion below.
(2) In fiscal year 2010, we recorded benefits of $10.2 million and $1.2 million associated with our settlement of a dispute with the Internal Revenue Service. Refer to further discussion below.
(3) In fiscal year 2011, we realized a $9.6 million benefit from resolution with the Internal Revenue Service regarding the deductibility of payments made related to the settlement of a qui tam lawsuit.
Internal Revenue Service Audits
Our U.S. federal income tax returns for our fiscal years 2006 through 2010 are currently under review by the Internal Revenue Service.
In November 2009, we executed a Closing Agreement with the Internal Revenue Service Office of Appeals to settle an examination of our income tax returns for fiscal years 2003 through 2005 associated with certain deductions related to stock option compensation. The settlement resolved only the disputed tax issues between the Internal Revenue Service and us and was not an admission by us of liability, wrongdoing, legal compliance or non-compliance for any other purpose. Based on the settlement:

•
Tax returns for fiscal years 2003 through 2005 – During fiscal year 2010, we paid $27.3 million and reversed our remaining accrual associated with this issue through provision for income taxes, deferred taxes, an additional paid-in-capital in the amounts of $10.2 million, $1.5 million, and $11.5 million, respectively.

•
Tax returns subsequent to fiscal year 2005 – During fiscal year 2010, we recorded the benefit of certain deductions related to stock option compensation not claimed on our tax returns for fiscal years 2006 through 2009. This benefit was recorded through provision for income taxes, deferred taxes, and additional paid-in-capital in the amounts of $1.2 million, $0.9 million and $16.0 million, respectively. We submitted claims to the Internal Revenue Service for the deductions that were not taken on our tax returns, which have been accepted. We have also claimed the deductions related to stock option compensation in subsequent year income tax returns.

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
In March 2011, the Arizona Department of Revenue issued a notice of proposed assessment for fiscal years 2003 through 2009 asserting our services revenues should be based on an origin sourcing method. The proposed assessment also denied our refund claims for this same reason. In May 2011, we filed our protest to the proposed assessment and refund denials, and began the administrative review process to assert our destination sourcing position. In August 2011, we executed a Closing Agreement with

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Arizona Department of Revenue to settle this matter. The settlement resolved the sales factor sourcing issue for the audit period and provides an agreed upon sales factor sourcing methodology for fiscal years 2010 through 2020.
Based on the settlement, we have foregone our refund claims of $51.5 million, paid $57.9 million, and made applicable adjustments to our deferred taxes. These amounts were previously included in our unrecognized tax benefits, and the settlement resulted in a $43.3 million benefit. The benefit includes state tax accrued throughout fiscal year 2011 based on the uncertainty prior to settlement.
In addition to the audits discussed above, we are subject to numerous ongoing audits by federal, state, local and foreign tax authorities. Although we believe our tax accruals to be reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.
Note 13. Shareholders’ Equity
Share Reissuances
During fiscal years 2012, 2011 and 2010, we issued approximately 1.2 million, 1.2 million and 1.1 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. During the third quarter of fiscal year 2012, our Board of Directors authorized an increase in the amount available under our share repurchase program up to an aggregate amount of $300 million, which has no remaining availability as of August 31, 2012.
We repurchased approximately 19.1 million, 18.3 million and 7.9 million shares of our Apollo Group Class A common stock during fiscal years 2012, 2011 and 2010, respectively, at a total cost of $799.5 million, $775.8 million and $439.3 million during the respective fiscal years. This represented weighted average purchase prices of $41.82, $42.30 and $55.78 per share during the respective fiscal years.
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
In connection with the release of vested shares of restricted stock, we repurchased approximately 0.3 million, 0.2 million and 0.1 million shares of Class A common stock for $12.4 million, $7.4 million and $7.1 million during fiscal years 2012, 2011 and 2010, respectively. These repurchases relate to tax withholding requirements on the restricted stock units and are not part of the repurchase program described above.
Accumulated Other Comprehensive Loss
The following table summarizes the components of accumulated other comprehensive loss at August 31:

($ in thousands)	2012	2011
Foreign currency translation losses	$(29,503)	$(23,230)
Unrealized loss on marketable securities	(531)	(531)
Accumulated other comprehensive loss(1)	$(30,034)	$(23,761)
(1) Accumulated other comprehensive loss is net of $0.4 million of taxes as of August 31, 2012 and 2011. The tax effect on each component of other comprehensive income during fiscal years 2012, 2011 and 2010 is not significant.
The increase in foreign currency translation losses is primarily the result of a general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14. Earnings Per Share
Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share. Refer to Note 2, Significant Accounting Policies.
The components of basic and diluted earnings per share are as follows:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net income attributable to Apollo (basic and diluted)	$422,678	$572,427	$553,002
Basic weighted average shares outstanding	121,607	141,269	151,955
Dilutive effect of stock options	4	99	652
Dilutive effect of restricted stock units and performance share awards	746	382	299
Diluted weighted average shares outstanding	122,357	141,750	152,906
Earnings per share:
Basic income per share attributable to Apollo	$3.48	$4.05	$3.64
Diluted income per share attributable to Apollo	$3.45	$4.04	$3.62
During fiscal years 2012, 2011 and 2010, approximately 8.8 million, 9.3 million and 7.2 million, respectively, of our stock options outstanding and approximately 15,000, 390,000 and 6,000, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 15. Stock and Savings Plans
401(k) Plan
We sponsor a 401(k) plan for eligible employees which provides them the opportunity to make pre-tax employee contributions. Such contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Upon a participating employee’s completion of one year of service and 1,000 hours worked, we will match, at our discretion, 30% of such employee’s contributions up to the lesser of 15% of his or her gross compensation or the maximum participant contribution permitted under the Internal Revenue Code. We are also permitted to make additional discretionary contributions for certain eligible employees. Our contributions were $13.6 million, $12.6 million and $11.3 million for fiscal years 2012, 2011 and 2010, respectively.
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
Share-Based Compensation Plans
We currently have outstanding awards under the Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan. Under this plan, we may grant non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance share awards (“PSAs”), and other share-based awards covering shares of our Class A common stock to officers, certain employees and faculty members, and the non-employee members of our Board of Directors. In general, the awards granted under the Amended and Restated 2000 Stock Incentive Plan vest over periods ranging from six months to four years. Stock options granted have contractual terms of 10 years or less. Restricted stock units issued under the Plan may have both performance-vesting and service-vesting components (for grants generally made to executive officers) or service-vesting only (for other recipients). PSAs have both performance-vesting and service-vesting components tied to a defined performance period. The majority of restricted stock units and PSAs under the Plan contain rights to receive dividends or dividend equivalents. However, these rights are forfeitable and Apollo has not historically issued dividends.
Approximately 28.6 million shares of our Class A common stock have been reserved for issuance over the term of the Amended and Restated 2000 Stock Incentive Plan. The shares may be issued from treasury shares or from authorized but unissued shares of our Class A common stock. As of August 31, 2012, approximately 16.7 million authorized and unissued shares of our Class A

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock were available for issuance under the Amended and Restated 2000 Stock Incentive Plan, including the shares subject to outstanding equity awards under such plan.
Under the Amended and Restated 2000 Stock Incentive Plan, the exercise price for stock options may not be less than 100% of the fair market value of our Class A common stock on the date of the grant. The requisite service period for all awards is generally equal to the vesting period.
Stock Options
During fiscal years 2012, 2011 and 2010, we granted stock options with a service vesting condition to the members of our Board of Directors, officers, and certain faculty and management employees. We measure the fair value of stock options as of the date of grant. We amortize share-based compensation expense, net of forfeitures, over the requisite service period using the straight-line method for awards with only a service condition. The vesting period of the stock options granted generally ranges from one to four years. A summary of the activity and changes related to stock options granted under our plans is as follows:

(Numbers in thousands, except per share and contractual term data)	Total Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)(1)
Outstanding as of August 31, 2009	10,262	$56.49
Granted	850	43.28
Exercised	(521)	27.33
Forfeited, canceled or expired	(442)	62.87
Outstanding as of August 31, 2010	10,149	$56.62
Granted	650	43.49
Exercised	(608)	31.41
Forfeited, canceled or expired	(915)	58.38
Outstanding as of August 31, 2011	9,276	$57.18
Granted	176	36.89
Exercised	(157)	43.57
Forfeited, canceled or expired	(736)	58.53
Outstanding as of August 31, 2012	8,559	$56.90	2.10	$—
Vested and expected to vest as of August 31, 2012	8,522	$56.95	2.09	$—
Exercisable as of August 31, 2012	7,403	$58.37	1.78	$—
Available for future grant as of August 31, 2012	3,491
(1) Aggregate intrinsic value represents the total amount obtained by multiplying the portion of our closing stock price of $26.85 on August 31, 2012 in excess of the applicable exercise prices by the number of options outstanding or exercisable with an exercise price less than that closing stock price.
As of August 31, 2012, there was approximately $14.0 million of unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.91 years. The fair value of stock options that vested during fiscal years 2012, 2011 and 2010 was $22.8 million, $37.8 million, and $45.4 million, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information related to outstanding and exercisable options as of August 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices (Options in thousands)	Outstanding	Weighted Avg. Contractual Life Remaining	Weighted Avg. Exercise Price per Share	Exercisable	Weighted Avg. Exercise Price per Share
$5.83 to $46.46	1,235	3.96	$40.81	534	$42.07
$47.47 to $48.47	1,307	1.67	$48.25	1,111	$48.38
$49.04 to $57.54	1,049	2.64	$53.58	1,034	$53.54
$58.03 to $58.03	1,601	0.83	$58.03	1,600	$58.03
$59.00 to $62.51	1,436	1.76	$61.81	1,424	$61.82
$62.78 to $69.51	1,247	2.50	$67.43	1,026	$67.13
$70.02 to $169.47	684	1.65	$75.39	674	$75.38
	8,559			7,403
The following table summarizes information related to stock options exercised during fiscal years 2012, 2011 and 2010:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Amounts related to options exercised:
Intrinsic value realized	$1,498	$9,207	$18,020
Actual tax benefit realized by Apollo for tax deductions	$573	$1,771	$7,175
Cash received by Apollo	$6,754	$19,151	$14,151
Refer to Note 2, Significant Accounting Policies, for discussion of stock option valuation and related assumptions.
Restricted Stock Units and PSAs
During fiscal years 2012, 2011 and 2010, we granted restricted stock units covering shares of our Class A common stock with a service and a performance vesting condition to several of our officers. We also granted restricted stock units with only a service vesting condition to the members of our Board of Directors, officers, and certain faculty and employees. We measure the fair value of restricted stock units as of the date of grant. We amortize share-based compensation expense for awards expected to vest over the requisite service period using the straight-line method for awards with only a service condition, and the graded vesting attribution method for awards with a service and a performance condition. Share-based compensation expense is not recognized for awards with performance conditions that do not meet the associated performance condition. The vesting period of the restricted stock units granted generally ranges from one to four years. See summary of the activity and changes related to restricted stock units granted under our plans below.
During fiscal years 2012, 2011, and 2010, we granted PSAs to certain members of our executive management that vest based on performance and service vesting conditions. The level at which the performance condition is attained will determine the actual number of shares of our Class A common stock into which the PSAs will be converted. The conversion percentage generally ranges from 0% to 300% of the target level based on the performance condition attainment. The award holder will vest in one-third of the shares of our Class A common stock into which his or her PSAs are so converted for each fiscal year the award holder remains employed during the three year performance period. However, the PSAs will immediately convert into fully-vested shares of our Class A common stock at target level or above upon certain changes in control or ownership. The shares of our Class A common stock into which the PSAs are converted will be issued upon the completion of the applicable performance period.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule includes activity and changes related to the restricted stock units and PSAs (granted PSAs are assumed to convert into shares of our Class A common stock at the target level):

	Restricted Stock Units		Performance Share Awards(1)
(Numbers in thousands, except per share data)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested balance at August 31, 2009	998	$62.88	—	$—
Granted	988	44.41	69	42.27
Vested and released	(435)	61.29	—	—
Forfeited	(70)	60.97	—	—
Nonvested balance at August 31, 2010	1,481	$51.12	69	$42.27
Granted	2,072	44.14	191	46.98
Vested and released	(469)	54.01	—	—
Forfeited	(152)	49.94	—	—
Nonvested balance at August 31, 2011	2,932	$45.78	260	$45.74
Granted	1,692	36.81	145	37.50
Vested and released	(905)	46.97	—	—
Forfeited	(193)	47.12	(6)	44.89
Nonvested balance at August 31, 2012	3,526	$41.10	399	$42.76
(1) The vesting of PSAs is subject to the achievement of the specified performance goals and the number of common shares that will ultimately be issued is calculated by multiplying the number of performance shares by a payout percentage that generally ranges from 0% to 300%.
As of August 31, 2012, there was $99.1 million and $3.5 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and PSAs, respectively. These costs are expected to be recognized over a weighted average period of 2.46 years. The fair value of restricted stock units that vested during fiscal years 2012, 2011 and 2010 was $42.5 million, $25.5 million and $24.8 million, respectively.
Share-based Compensation Expense
The table below details share-based compensation expense for fiscal years 2012, 2011 and 2010:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Instructional and student advisory	$27,731	$27,012	$23,603
Marketing	6,807	5,306	5,116
Admissions advisory	1,691	2,109	1,528
General and administrative	41,153	35,613	34,058
Restructuring and other charges	1,323	—	—
Share-based compensation expense included in operating expenses	78,705	70,040	64,305
Tax effect of share-based compensation	(29,874)	(26,715)	(25,290)
Share-based compensation expense, net of tax	$48,831	$43,325	$39,015
Note 16. Commitments and Contingencies
Guarantees
We have agreed to indemnify our officers and directors for certain events or occurrences. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer liability insurance policies that mitigate our exposure and enable us to recover a portion of any future amounts paid. Based

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

on the significant uncertainty associated with our pending as well as possible future litigation, settlements and other proceedings relative to our insurance policy coverage, the fair value of these indemnification agreements, if any, cannot be estimated.
Lease Commitments
The following is a schedule of future minimum commitments for capital and operating leases as of August 31, 2012:

($ in thousands)	Capital Leases	Operating Leases(1)
2013	$22,052	$191,388
2014	20,668	178,176
2015	18,766	162,953
2016	11,321	138,612
2017	3,430	109,520
Thereafter	1,488	419,820
Total future minimum lease obligation(1), (2)	$77,725	$1,200,469
Less: imputed interest on capital leases	(7,510)
Net present value of capital lease obligations	$70,215
(1) The total future minimum lease obligation excludes non-cancelable sublease rental income of $19.2 million.
(2) During fiscal year 2011, we initiated a plan to rationalize a portion of our real estate in Phoenix, Arizona through space consolidation and reorganization. The total future minimum operating lease obligation includes $59.2 million of future contractual lease payments associated with facilities, or a portion of facilities, for which we no longer expect to receive a future economic benefit. The total future minimum operating lease obligation also includes $189.5 million of future contractual lease payments associated with facilities that we expect to close or consolidate subsequent to August 31, 2012. Refer to Note 3, Restructuring and Other Charges.
Rent expense was $207.5 million, $219.3 million and $194.6 million for fiscal years 2012, 2011 and 2010, respectively.
We have entered into sale-leaseback agreements related to properties that we currently use to support our operations. From these agreements, we received $200.9 million in cash for the properties, which generated a combined gain of approximately $41.7 million that is being deferred over the respective lease terms. We recognized total gains associated with sale-leasebacks of $2.8 million, $2.2 million and $1.7 million in fiscal years 2012, 2011 and 2010, respectively, in our Consolidated Statements of Income. The total deferred gain included in our Consolidated Balance Sheets was $28.5 million and $31.3 million as of August 31, 2012 and 2011, respectively.
Naming Rights to Glendale, Arizona Sports Complex
In September 2006, we entered into a Naming and Sponsorship Rights Agreement with New Cardinals Stadium, L.L.C. and B&B Holdings, Inc. doing business as the Arizona Cardinals, third parties unrelated to Apollo, for naming and sponsorship rights on a stadium in Glendale, Arizona, which is home to the Arizona Cardinals team in the National Football League. The agreement includes naming, sponsorship, signage, advertising and other promotional rights and benefits. The initial agreement term is in effect until 2026 with options to extend. Pursuant to the agreement, we were required to pay a total of $5.8 million for the 2006 contract year, which is increased 3% per year until 2026. We expense these payments evenly over the respective contract years as we realize the associated benefit. As of August 31, 2012, our remaining contractual obligation pursuant to this agreement is $115.6 million. Other payments apply if certain events occur, such as if the Cardinals play in the Super Bowl or if all of the Cardinals’ regular season home games are sold-out.
Surety Bonds
As part of our normal operations, our insurers issue surety bonds for us that are required by various states where we operate. We are obligated to reimburse our insurers for any surety bonds that are paid by the insurers. As of August 31, 2012, the total face amount of these surety bonds was approximately $49.8 million.
Letters of Credit
As of August 31, 2012, we had approximately $8 million outstanding letters of credit that are required as part of our normal operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
As of August 31, 2012, we have accrued an estimate of a portion of the $23.2 million of defense costs that were advanced to us and other defendants in this shareholder litigation, and estimated future legal costs that may be incurred in resolving the dispute with our insurers regarding whether we are required to reimburse these funds. Because of the many questions of fact and law that may arise, the outcome of the dispute with our insurance carriers is uncertain at this point. However, we do not believe the potential exposure in excess of our accrual is material.
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
On November 23, 2010, the Fitch and Roth actions were consolidated with Gaer and the Court appointed the “Apollo Institutional Investors Group” consisting of the Oregon Public Employees Retirement Fund, the Mineworkers’ Pension Scheme, and Amalgamated Bank as lead plaintiffs. The case is now entitled, In re Apollo Group, Inc. Securities Litigation, Lead Case Number CV-10-1735-PHX-JAT. On February 18, 2011, the lead plaintiffs filed a consolidated complaint naming Apollo, John G. Sperling, Peter V. Sperling, Joseph L. D’Amico, Gregory W. Cappelli, Charles B. Edelstein, Brian L. Swartz, Brian E. Mueller, Gregory J. Iverson, and William J. Pepicello as defendants. The consolidated complaint asserts a putative class period of May 21, 2007 to October 13, 2010. On April 19, 2011, we filed a motion to dismiss and oral argument on the motion was held before the Court on October 17, 2011. On October 27, 2011, the Court granted our motion to dismiss and granted plaintiffs leave to amend. On December 6, 2011, the lead plaintiffs filed an Amended Consolidated Class Action Complaint, which alleges similar claims against the same defendants. On January 9, 2012, we filed a motion to dismiss the Amended Consolidated Class Action Complaint. On June 22, 2012, the Court granted our motion to dismiss and entered a judgment in our favor. On July 20, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, and their appeal remains pending before that Court.
If the plaintiffs are successful in their appeal, we anticipate they will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
If the plaintiffs are successful in their appeal, we anticipate they will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion for leave to file a Second Amended Complaint, which the Court granted. On November 2, 2011, we filed a motion to dismiss relators’ Second Amended Complaint, which was denied by the Court on July 6, 2012. On August 1, 2012, we filed a motion for certification of an interlocutory appeal, which would allow us to immediately appeal the District Court’s order denying our motion to dismiss to the U.S. Court of Appeals for the Ninth Circuit. That motion remains pending before the District Court.
Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on the information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
Patent Infringement Litigation
On March 3, 2008, Digital-Vending Services International Inc. filed a complaint against University of Phoenix and Apollo Group Inc., as well as Capella Education Company, Laureate Education Inc., and Walden University Inc. in the U.S. District Court for the Eastern District of Texas, since transferred on plaintiff’s motion to the Eastern District of Virginia. The case is entitled, Digital Vending Services International, LLC vs. The University of Phoenix, et al, Case Number 2:09cv555 (JBF-TEM). The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment and seeks injunctive relief and substantial damages, including royalties as a percentage of our net revenue over a multi-year period. We filed an answer to the complaint on May 27, 2008, in which we denied that Digital-

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us.
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
As of August 31, 2012, we have accrued an immaterial amount reflecting a rejected settlement offer we made during the third quarter of fiscal year 2012 and additional legal costs that we may incur in this matter. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action in excess of our accrual as of August 31, 2012.
Adoma Wage and Hour Class Action
On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al, Case Number 2:10-cv-00059-LKK. On March 4, 2010, we filed a motion to dismiss, or in the alternative to stay or transfer, the case based on the previously filed Sabol and Juric actions. On May 3, 2010, the Court denied the motion to dismiss and/or transfer. On April 12, 2010, plaintiff filed her motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the U.S. District Court in California granted plaintiff’s motion for class action certification of the California claims. On September 14, 2010, we filed a petition for permission to appeal the class certification order with the Ninth Circuit, which was denied on November 3, 2010. There are approximately 1,500 current and former employees in the class.
In August 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during fiscal year 2011. The agreement, in which we do not admit any liability, is subject to final approval by the Court. On June 18, 2012, the Court preliminarily approved the settlement and granted the parties’ motion to certify the class of plaintiffs for settlement purposes, and the Final Approval hearing is scheduled for November 5, 2012.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•
Smith Derivative Action. On April 12, 2011, a shareholder derivative complaint was filed in the U.S. District Court for the District of Arizona by Darlene Smith, one of the foregoing shareholders who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for violations of federal securities laws, state law claims for breaches of fiduciary duty, abuse of control, gross mismanagement, unjust enrichment, corporate waste, and insider trading. The case is entitled, Smith v. Sperling, et al, Case Number CV-11-0722-PHX-PGR. On February 3, 2012, the Company and the individual defendants filed motions to dismiss the case, which are currently pending with the Court. Oral argument on the defendants’ motion to dismiss was held on July 9, 2012. On July 26, 2012, the Court granted defendants’ motion to dismiss while granting plaintiff leave to file an amended complaint within 30 days. Because plaintiff failed to file an amended complaint within this time frame, the Court entered an order on September 11, 2012 dismissing this action.

K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on March 15, 2013. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
UNIACC Investigations
As discussed in Note 8, Goodwill and Intangible Assets, UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission until March 2012, and we have since received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. We are cooperating with these investigations. At this time, we cannot predict the eventual scope, course or outcome of these investigations.
Refer to Note 12, Income Taxes, for discussion of Internal Revenue Service audits.
Note 17. Regulatory Matters
Student Financial Aid
We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans and Pell Grants. University of Phoenix represented 91% of our fiscal year 2012 total consolidated net revenue and more than 100% of our operating income in fiscal year 2012. University of Phoenix generated 84% of its cash basis revenue for eligible tuition and fees during fiscal year 2012 from the receipt of Title IV financial aid program funds, as calculated under the 90/10 Rule described below.
All U.S. federal financial aid programs are established by Title IV of the Higher Education Act and regulations promulgated thereunder. The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In August 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to occur in subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Higher Education Act, as reauthorized, specifies the manner in which the U.S. Department of Education reviews institutions for eligibility and certification to participate in Title IV programs. Every educational institution involved in Title IV programs must be certified to participate and is required to periodically renew this certification.
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expires December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification. In the event that the U.S. Department of Education does not complete University of Phoenix’s recertification process and issue a new Program Participation Agreement on or before December 31, 2012, it is anticipated that University of Phoenix’s eligibility will continue on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that our application will not be renewed in due course, although it would not be unusual for University of Phoenix to be continued on a month-to-month basis until the Department completes its review.
Western International University was recertified in May 2010 and entered into a new Title IV Program Participation Agreement which expires September 30, 2014.
Higher Learning Commission (“HLC”)
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
90/10 Rule
University of Phoenix and Western International University, and all other proprietary institutions of higher education, are subject to the so-called “90/10 Rule” under the Higher Education Act, as reauthorized. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its cash basis revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. For example, the Department could impose conditions in the provisional certification such as:

•	restrictions on the total amount of Title IV program funds that may be disbursed to students;

•	restrictions on programmatic and geographic expansion;

•	requirements to obtain and post letters of credit;

•	additional reporting requirements such as interim financial reporting; or

•	any other conditions deemed appropriate by the Department.
In addition, if an institution is subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain.
The University of Phoenix 90/10 Rule percentage for fiscal year 2012 was 84%, which represented a 200 basis point decrease compared to fiscal year 2011. We believe the decrease is primarily attributable to the reduction in the proportion of our students who are enrolled in our associate’s degree programs, which historically have had a higher percentage of Title IV funds applied to eligible tuition and fees, and emphasizing employer-paid and other direct-pay education programs. We have also implemented in recent years various other measures intended to reduce the percentage of University of Phoenix’s cash basis revenue attributable to Title IV funds, including encouraging students to carefully evaluate the amount of necessary Title IV borrowing and continued focus on professional development and continuing education programs. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.
The 90/10 Rule percentage for University of Phoenix remains near 90% and could exceed 90% in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other factors outside our control, including any reduction in military benefit programs or changes in the treatment of such funding for purposes of the 90/10 Rule calculation.
Any necessary further efforts to reduce the 90/10 Rule percentage for University of Phoenix, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. In addition, we may be required to make structural changes to our business in the future in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make it more difficult to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below.
Student Loan Cohort Default Rates
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort and both three-year and two-year cohort default rates will be published each September until the 2011 three-year cohort default rate is published in September 2014.
If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. University of Phoenix implemented a 30-day delay for such disbursements a few years ago. If an institution’s two-year cohort default rate equals or exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs.
For University of Phoenix, the 2010 two-year cohort default rate was 17.9%. Although the University of Phoenix 2010 two-year cohort default rate decreased compared to the previous year, University of Phoenix cohort default rates have increased materially over the prior several years. We believe the increases over the prior several years are due to the challenging economic climate, the growth in our associate’s degree student population and changes in the manner in which student loans are serviced.
While we expect that the challenging economic environment will continue to put pressure on our student borrowers, we believe that our ongoing efforts to shift our student mix to a higher proportion of bachelor’s and graduate level students, the full implementation of our University Orientation program in November 2010 and our investment in student protection initiatives and repayment management services will continue to stabilize and over time favorably impact our rates.
The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. The Department began publishing the official three-year cohort default rates with the publication of the 2009 cohort default rate in September 2012 and the Department will publish the three-year cohort default rates in addition to the two-year rates until the phase-in of the three-year measurement period is complete. If an institution’s three-year cohort default rate equals or exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts equals or exceeds 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs.
Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements, as follows:

•	Annual test. If the three-year cohort default rate for any given year equals or exceeds 40%, the institution will cease to be eligible to participate in Title IV programs; and

•
Three consecutive years test. If the institution’s three-year cohort default rate equals or exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs.

The consequences applicable to two-year cohort default rates will continue to apply through 2013 for the fiscal 2011 cohort. The University of Phoenix 2009 and 2008 three-year cohort default rates were 26.4% and 21.1%, respectively.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. Department of Education Program Reviews
The U.S. Department of Education periodically reviews institutions participating in Title IV programs for compliance with applicable standards and regulations. In July 2012, the Department commenced a program review of University of Phoenix’s compliance with requirements to verify student supplied information and report to the Department appropriate verification status codes relating to Title IV programs in which the University of Phoenix participates. The review covered federal financial aid years 2010–2011 and 2011–2012 through June 26, 2012. In July 2012, University of Phoenix received an Expedited Final Program Review Determination Letter from the Department. There were no findings in the program review.
During fiscal year 2011, the Department released our $126 million letter of credit previously posted in connection with our February 2009 program review.
Office of the Inspector General of the U.S. Department of Education (“OIG”)
In October 2011, the OIG notified us that it was conducting a nationwide audit of the Department’s program requirements, guidance, and monitoring of institutions of higher education offering distance education. In connection with the OIG’s audit of the Department, the OIG examined a sample of University of Phoenix students who enrolled during the period from July 1, 2010 to June 30, 2011. The OIG subsequently notified University of Phoenix that in the course of this review it identified certain conditions that the OIG believes are Title IV compliance exceptions at University of Phoenix. Although University of Phoenix is not the direct subject of the OIG’s audit of the Department, the OIG has asked University of Phoenix to respond so that it may consider University of Phoenix’s views in formulating its audit report of the Department. These exceptions relate principally to the calculation of the amount of Title IV funds returned after student withdrawals and the process for confirming student eligibility prior to disbursement of Title IV funds. Based on information available to us at present, we have not accrued any liability associated with this matter.
Note 18. Segment Reporting
We operate primarily in the education industry. During the fourth quarter of fiscal year 2012, we revised our segment reporting to maintain consistency with the method management uses to evaluate performance and allocate resources. Accordingly, we have identified five operating segments that are managed in the following reportable segments:

•	University of Phoenix;

•	Apollo Global; and

•	Other.
As a result of the above changes, BPP is no longer an operating segment and we have changed our presentation for all periods presented to reflect our revised segment reporting.
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
Apollo Global includes BPP, Western International University, UNIACC, ULA and the Apollo Global corporate operations. BPP offers professional training and education through schools located in the United Kingdom, a European network of BPP offices, and the sale of books and other publications globally. Western International University offers associate’s, bachelor’s and master’s degrees in a variety of program areas as well as certificate programs at its Arizona campus locations and online at Western International University Interactive Online. UNIACC offers bachelor’s and master’s programs at campuses in Chile and online. ULA offers degree programs at its five campuses throughout Mexico.
Other includes IPD, CFFP, Apollo Education Services, Meritus University, Inc. until its closure in fiscal year 2011, and corporate activities. IPD provides program development, administration and management consulting services to private colleges and universities to establish or expand their programs for working learners. CFFP provides financial services education programs, including the Master of Science in three majors and certification programs in retirement, asset management, and other financial planning areas. Apollo Education Services is a business we are developing through which we intend to begin providing a variety of educational delivery services to other higher education institutions. Apollo Education Services has not yet generated net revenues.
Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management evaluates performance based on reportable segment profit. This measure of profit includes allocating

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
During fiscal years 2012, 2011 and 2010, no individual customer accounted for more than 10% of our consolidated net revenue.
A summary of financial information by reportable segment is as follows:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net revenue
University of Phoenix	$3,882,980	$4,322,670	$4,498,325
Apollo Global	295,027	298,008	310,790
Other	75,330	90,371	97,498
Net revenue	$4,253,337	$4,711,049	$4,906,613
Operating income (loss)(1):
University of Phoenix	$833,509	$1,270,468	$1,447,636
Apollo Global(2)	(75,768)	(267,471)	(219,708)
Other(3)	(81,404)	(47,139)	(219,213)
Total operating income	676,337	955,858	1,008,715
Reconciling items:
Interest income	1,187	2,884	2,920
Interest expense	(11,745)	(8,931)	(11,864)
Other, net	476	(1,588)	(685)
Income from continuing operations before income taxes	$666,255	$948,223	$999,086
Depreciation and amortization
University of Phoenix	$68,988	$53,681	$50,770
Apollo Global	24,847	30,546	40,915
Other	84,399	74,779	55,350
Total depreciation and amortization	$178,234	$159,006	$147,035
Capital expenditures
University of Phoenix	$20,133	$53,801	$39,623
Apollo Global	36,663	20,839	16,281
Other	58,391	87,933	112,273
Total capital expenditures	$115,187	$162,573	$168,177
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global in fiscal years 2012, 2011 and 2010 includes $16.8 million, $219.9 million and $184.6 million, respectively, of goodwill and other intangibles impairment charges. Refer to Note 8, Goodwill and Intangible Assets.
(3) The operating loss for Other in fiscal years 2011 and 2010 includes a net credit of $16.2 million and charges of $178.0 million, respectively, associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 16, Commitments and Contingencies.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of our consolidated assets by reportable segment is as follows:

	As of August 31,
($ in thousands)	2012	2011	2010
Assets
University of Phoenix	$938,104	$1,016,005	$1,263,024
Apollo Global	389,509	449,597	627,607
Other(1)	1,540,709	1,804,104	1,710,820
Total assets	$2,868,322	$3,269,706	$3,601,451
(1)The majority of assets included in Other consists of corporate cash and cash equivalents.
A summary of financial information by geographical area based on country of domicile for our respective operating locations is as follows:

	Year Ended August 31,
($ in thousands)	2012	2011	2010
Net revenue
United States	$3,983,796	$4,437,079	$4,617,533
United Kingdom	198,408	200,759	208,971
Latin America	50,426	50,725	53,765
Other	20,707	22,486	26,344
Net revenue	$4,253,337	$4,711,049	$4,906,613

	As of August 31,
($ in thousands)	2012	2011	2010
Long-lived assets(1)
United States	$580,457	$471,703	$547,715
United Kingdom	174,229	214,073	430,475
Latin America	65,856	86,103	81,870
Other	3,466	35,562	32,229
Total long-lived assets	$824,008	$807,441	$1,092,289
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
Quarterly Results of Operations
The following unaudited consolidated interim financial information presented should be read in conjunction with other information included on our consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. We have made certain reclassifications to the unaudited consolidated interim financial information associated with our presentation of MPW as discontinued operations. Refer to Note 4, Discontinued Operations.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth selected unaudited quarterly financial information for each of our last eight quarters:

	(Unaudited) 2012
	Q1	Q2	Q3	Q4
(In thousands, except per share data)	November 30	February 29	May 31	August 31
Consolidated Quarterly Statements of Income:
Net revenue	$1,171,900	$962,682	$1,122,258	$996,497
Costs and expenses:
Instructional and student advisory	453,281	425,607	466,117	455,564
Marketing	165,564	158,973	158,583	180,322
Admissions advisory	101,388	101,405	95,290	85,852
General and administrative	79,899	83,994	88,085	92,322
Depreciation and amortization	46,167	41,854	45,042	44,741
Provision for uncollectible accounts receivable	41,583	30,996	35,430	38,733
Goodwill and other intangibles impairment	16,788	—	—	—
Restructuring and other charges	5,562	16,148	7,577	9,408
Litigation charge	—	—	4,725	—
Total costs and expenses	910,232	858,977	900,849	906,942
Operating income	261,668	103,705	221,409	89,555
Interest income	506	215	160	306
Interest expense	(1,999)	(1,789)	(2,830)	(5,127)
Other, net	140	218	(402)	520
Income from continuing operations before income taxes	260,315	102,349	218,337	85,254
Provision for income taxes	(115,179)	(43,108)	(87,059)	(37,726)
Income from continuing operations	145,136	59,241	131,278	47,528
Income from discontinued operations, net of tax	2,148	1,930	3,104	26,641
Net income	147,284	61,171	134,382	74,169
Net loss (income) attributable to noncontrolling interests	2,030	2,711	(348)	1,279
Net income attributable to Apollo	$149,314	$63,882	$134,034	$75,448
Earnings per share – Basic:(1)
Continuing operations attributable to Apollo	$1.13	$0.50	$1.11	$0.47
Discontinued operations attributable to Apollo	0.02	0.01	0.02	0.20
Basic income per share attributable to Apollo	$1.15	$0.51	$1.13	$0.67
Earnings per share – Diluted:(1)
Continuing operations attributable to Apollo	$1.13	$0.49	$1.11	$0.46
Discontinued operations attributable to Apollo	0.01	0.02	0.02	0.20
Diluted income per share attributable to Apollo	$1.14	$0.51	$1.13	$0.66
Basic weighted average shares outstanding	130,318	125,298	118,134	112,815
Diluted weighted average shares outstanding	130,874	126,467	118,793	113,539
(1) The sum of quarterly income per share may not equal annual income per share due to rounding.

APOLLO GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	(Unaudited) 2011
	Q1	Q2	Q3	Q4
(In thousands, except per share data)	November 30	February 28(1)	May 31	August 31
Consolidated Quarterly Statements of Operations:
Net revenue	$1,320,519	$1,042,412	$1,227,898	$1,120,220
Costs and expenses:
Instructional and student advisory	452,557	417,943	454,305	435,181
Marketing	165,936	156,957	160,846	170,660
Admissions advisory	113,752	102,283	99,923	99,428
General and administrative	84,874	84,344	87,857	98,473
Provision for uncollectible accounts receivable	56,909	45,540	39,217	39,631
Depreciation and amortization	36,325	38,809	41,023	41,529
Restructuring and other charges	3,846	—	—	19,067
Goodwill and other intangibles impairment	—	219,927	—	—
Litigation charge (credit), net	881	1,574	2,048	(16,454)
Total costs and expenses	915,080	1,067,377	885,219	887,515
Operating income (loss)	405,439	(24,965)	342,679	232,705
Interest income	899	704	783	498
Interest expense	(2,170)	(1,654)	(2,383)	(2,724)
Other, net	(54)	313	(1,864)	17
Income (loss) from continuing operations before income taxes	404,114	(25,602)	339,215	230,496
Provision for income taxes	(169,084)	(75,465)	(129,284)	(45,303)
Income (loss) from continuing operations	235,030	(101,067)	209,931	185,193
Income (loss) from discontinued operations, net of tax	638	3,994	3,334	(1,257)
Net income (loss)	235,668	(97,073)	213,265	183,936
Net (income) loss attributable to noncontrolling interests	(255)	33,035	(825)	4,676
Net income (loss) attributable to Apollo	$235,413	$(64,038)	$212,440	$188,612
Earnings (loss) per share – Basic:(2)
Continuing operations attributable to Apollo	$1.61	$(0.48)	$1.50	$1.39
Discontinued operations attributable to Apollo	—	0.03	0.02	(0.01)
Basic income (loss) per share attributable to Apollo	$1.61	$(0.45)	$1.52	$1.38
Earnings (loss) per share – Diluted:(2)
Continuing operations attributable to Apollo	$1.60	$(0.48)	$1.49	$1.38
Discontinued operations attributable to Apollo	0.01	0.03	0.02	(0.01)
Diluted income (loss) per share attributable to Apollo	$1.61	$(0.45)	$1.51	$1.37
Basic weighted average shares outstanding	146,352	142,354	139,856	136,594
Diluted weighted average shares outstanding	146,663	142,354	140,343	137,295
(1) The effective income tax rate and net loss attributable to noncontrolling interests was significantly affected in the second quarter of fiscal year 2011 by BPP goodwill and other intangibles impairment charges.
(2) The sum of quarterly income per share may not equal annual income per share due to rounding and the net loss in the second quarter of fiscal year 2011.

Item 9 – Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A – Controls and Procedures
Disclosure Controls and Procedures
We intend to maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer (“Principal Executive Officer”) and our Senior Vice President and Chief Financial Officer (“Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2012, utilizing the criteria described in the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of August 31, 2012. Based on our assessment, management believes that, as of August 31, 2012, the Company’s internal control over financial reporting is effective.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued a report, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Apollo Group, Inc. and Subsidiaries
Phoenix, Arizona
We have audited the internal control over financial reporting of Apollo Group, Inc. and subsidiaries (the “Company”) as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended August 31, 2012 of the Company, and our report dated October 22, 2012 expressed an unqualified opinion on those financial statements.
/s/  DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 22, 2012

Item 9B – Other Information
None.
PART III
Item 10 – Directors, Executive Officers and Corporate Governance
Information relating to our Board of Directors, Executive Officers, and Corporate Governance required by this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2012) and such information is incorporated herein by reference.
Our employees must act ethically at all times and in accordance with the policies in our Code of Business Ethics. We require full compliance with this policy from all designated employees including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our website located at www.apollogrp.edu/CorporateGovernance/CorporateGovernance.aspx.
Item 11 – Executive Compensation
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2012) and such information is incorporated herein by reference.
Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2012) and such information is incorporated herein by reference.
Item 13 – Certain Relationships and Related Transactions, and Director Independence
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2012) and such information is incorporated herein by reference.
Item 14 – Principal Accounting Fees and Services
Information relating to this item appears in the Information Statement for Apollo Group, Inc., to be filed within 120 days of our fiscal year end (August 31, 2012) and such information is incorporated herein by reference.

PART IV
Item 15 – Exhibits, Financial Statement Schedules
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

3.  Exhibits
Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 2, 2011(1)	10-K	No. 000-25232	2.1	October 20, 2011
2.2	First Amendment to Agreement and Plan of Merger by and among Carnegie Learning, Inc., Apollo Group, Inc., BHCL Acquisition Co. and CLI Shareholder Representative, LLC, dated August 31, 2011	10-K	No. 000-25232	2.2	October 20, 2011
2.3	Technology Assignment and License Agreement by and between Apollo Group, Inc., Carnegie Mellon University and Carnegie Learning, Inc., dated August 2, 2011(1)	10-K	No. 000-25232	2.3	October 20, 2011
3.1	Amended and Restated Articles of Incorporation of Apollo Group, Inc., as amended through June 20, 2007	10-Q	No. 000-25232	3.1	January 7, 2010
3.2	Amended and Restated Bylaws of Apollo Group, Inc.	10-Q	No. 000-25232	3.2	April 10, 2006
10.1	Apollo Group, Inc. Long-Term Incentive Plan*	S-1	No. 33-83804	10.3	September 9, 1994
10.2	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-Q	No. 000-25232	10.5	June 28, 2007
10.3	Apollo Group, Inc. Plan Amendment to Long-Term Incentive Plan*	10-K	No. 000-25232	10.3	October 27, 2009
10.4	Apollo Group, Inc. Amended and Restated Savings and Investment Plan*	10-Q	No. 000-25232	10.4	January 14, 2002
10.5	Apollo Group, Inc. Third Amended and Restated 1994 Employee Stock Purchase Plan*	10-K	No. 000-25232	10.5	November 14, 2005
10.6	Apollo Group, Inc. 2000 Stock Incentive Plan (as amended and restated June 25, 2009)*	10-Q	No. 000-25232	10.3	June 29, 2009
10.7	Apollo Group, Inc. 2000 Stock Incentive Plan Amendment (effective June 24, 2010)*	8-K	No. 000-25232	10.3	June 30, 2010
10.8	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective October 6, 2011)*	10-K	No. 000-25232	10.8	October 20, 2011
10.9	Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan Amendment (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	March 26, 2012
10.10	Form of Performance Share Award Agreement*	8-K	No. 000-25232	10.2	June 30, 2010
10.11	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement*	10-Q	No. 000-25232	10.6	June 28, 2007
10.12	Form of Apollo Group, Inc. Non-Employee Director Stock Option Agreement With Limited Transferability*	10-K	No. 000-25232	10.10	October 20, 2011
10.13	Form of Apollo Group, Inc. Non-Employee Director Restricted Stock Unit Award Agreement*	10-Q	No. 000-25232	10.7	June 28, 2007
10.14	Form of Apollo Group, Inc. Stock Option Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.3	January 8, 2009
10.15	Form of Non-Statutory Stock Option Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.4	January 8, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.16	Form of Non-Statutory Stock Option Agreement With Limited Transferability (for officers without an employment agreement)*	10-K	No. 000-25232	10.1	October 20, 2011
10.17	Form of Apollo Group, Inc. Stock Option Agreement With Limited Transferability (for officers with an employment agreement)*	10-K	No. 000-25232	10.2	October 20, 2011
10.18	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers with an employment agreement)*	10-Q	No. 000-25232	10.1	January 8, 2009
10.19	Form of Apollo Group, Inc. Restricted Stock Unit Award Agreement (for officers without an employment agreement)*	10-Q	No. 000-25232	10.2	January 8, 2009
10.20	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form A)*	10-Q	No. 000-25232	10.1	March 29, 2011
10.21	Form of Restricted Stock Unit Award Agreement (Special Retention Award - Form B)*	10-Q	No. 000-25232	10.2	March 29, 2011
10.22	Form of Restricted Stock Unit Award Agreement With Performance Condition and Partial Service Vesting Acceleration*	10-K	No. 000-25232	10.20	October 20, 2011
10.23	Form of Performance Share Award Agreement (Apollo Global Metrics)*	10-K	No. 000-25232	10.21	October 20, 2011
10.24	Form of Performance Share Award Agreement (Apollo Group Metrics)*	10-K	No. 000-25232	10.22	October 20, 2011
10.25	Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.1	November 5, 2007
10.26	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.2	November 5, 2007
10.27	Apollo Group, Inc. Stock Appreciation Right Assumption Agreement Aptimus, Inc. 2001 Stock Plan*	S-8	No. 333-147151	99.3	November 5, 2007
10.28	Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.4	November 5, 2007
10.29	Apollo Group, Inc. Stock Option Assumption Agreement Aptimus, Inc. 1997 Stock Option Plan, as amended*	S-8	No. 333-147151	99.50	November 5, 2007
10.30	Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011)*	10-K	No. 000-25232	10.28	October 20, 2011
10.31	Amendment to Apollo Group, Inc. Executive Officer Performance Incentive Plan (as amended and restated effective as of October 6, 2011) (effective December 8, 2011)*	10-Q	No. 000-25232	10.2	January 5, 2012
10.32	Apollo Group, Inc. Deferral Election Program for Non-Employee Board Members*	10-K	No. 000-25232	10.20	October 27, 2009
10.33	Apollo Group, Inc. Senior Executive Severance Pay Plan (as amended and restated effective as of January 1, 2012)*	10-Q	No. 000-25232	10.1	March 26, 2012
10.34	Form of Indemnification Agreement - Employee Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.35	Form of Indemnification Agreement - Outside Director*	10-K	No. 000-25232	10.23	October 21, 2010
10.36	Amended and Restated Employment Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.1	January 8, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.37	Amended and Restated Deferred Compensation Agreement between Apollo Group, Inc. and John G. Sperling, dated December 31, 2008*	10-Q	No. 000-25232	10.1	January 8, 2009
10.38	Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated September 7, 1994	S-1	No. 33-83804	10.1	September 9, 1994
10.38b	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 25, 2001	10-K	No. 000-25232	10.10b	November 28, 2001
10.38c	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated June 23, 2006	10-K	No. 000-25232	10.23c	October 27, 2009
10.38d	Amendment to Shareholder Agreement among Apollo Group, Inc. and holders of Apollo Group Class B common stock, dated May 19, 2009	10-K	No. 000-25232	10.23d	October 27, 2009
10.39	Amended and Restated Employment Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated April 2, 2011*	10-Q	No. 000-25232	10.3	June 30, 2011
10.40	Letter Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated September 5, 2012*					X
10.41	Stock Option Agreement between Apollo Group, Inc. and Gregory W. Cappelli, dated June 28, 2007*	10-Q	No. 000-25232	10.1	June 28, 2007
10.42	Amended and Restated Employment Agreement between Apollo Group, Inc. and Joseph L. D’Amico, dated May 18, 2010*	8-K	No. 000-25232	10.2	May 20, 2010
10.43	Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated July 7, 2008*	8-K	No. 000-25232	10.10	July 8, 2008
10.44	Amendment to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated December 12, 2008*	10-Q	No. 000-25232	10.8	January 8, 2009
10.45	Amendment No. 2 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated February 23, 2009*	10-Q	No. 000-25232	10.2	March 31, 2009
10.46	Amendment No. 3 to Employment Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated April 24, 2009*	8-K	No. 000-25232	10.2	April 27, 2009
10.47	Clarification letter between Apollo Group, Inc. and Charles B. Edelstein, dated September 29, 2010*	10-Q	No. 000-25232	10.30	January 10, 2011
10.48	Transition Agreement between Apollo Group, Inc. and Charles B. Edelstein, dated January 5, 2012	8-K	No. 000-25232	10.1	January 5, 2012
10.49	Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated August 7, 2007*	10-K	No. 000-25232	10.31	October 28, 2008
10.50	Amendment to Employment Agreement between Apollo Group, Inc. and Rob Wrubel, dated October 31, 2008*	10-Q	No. 000-25232	10.50	January 8, 2009

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.51	Offer letter between Apollo Group, Inc. and Sean Martin, dated August 23, 2010*	10-Q	No. 000-25232	10.10	January 10, 2011
10.52	Clarification letter between Apollo Group, Inc. and Sean Martin, dated September 20, 2010*	10-Q	No. 000-25232	10.20	January 10, 2011
10.53	Stock Option Repricing Agreement between Apollo Group, Inc. and John G. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.32	October 28, 2008
10.54	Stock Option Repricing Agreement between Apollo Group, Inc. and Peter V. Sperling, dated August 25, 2008*	10-K	No. 000-25232	10.33	October 28, 2008
21	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
Date: October 22, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Sperling	Founder, Executive Chairman of the Board and Director	October 22, 2012
John G. Sperling

/s/ Peter V. Sperling	Vice Chairman of the Board and Director	October 22, 2012
Peter V. Sperling

/s/ Gregory W. Cappelli	Chief Executive Officer and Director (Principal Executive Officer)	October 22, 2012
Gregory W. Cappelli

/s/ Brian L. Swartz	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 22, 2012
Brian L. Swartz

/s/ Gregory J. Iverson	Vice President, Chief Accounting Officer and Controller(Principal Accounting Officer)	October 22, 2012
Gregory J. Iverson

Signature	Title	Date
/s/ Terri C. Bishop	Executive Vice President, Integrated Academic Strategies & Sr. Advisor to the Chief Executive Officer and Director	October 22, 2012
Terri C. Bishop

/s/ K. Sue Redman	Director	October 22, 2012
K. Sue Redman

/s/ George A. Zimmer	Director	October 22, 2012
George A. Zimmer

/s/ Roy A. Herberger, Jr.	Director	October 22, 2012
Roy A. Herberger, Jr.

/s/ Ann Kirschner	Director	October 22, 2012
Ann Kirschner

/s/ Manuel F. Rivelo	Director	October 22, 2012
Manuel F. Rivelo

/s/ Darby E. Shupp	Director	October 22, 2012
Darby E. Shupp

/s/ Robert S. Murley	Director	October 22, 2012
Robert S. Murley

/s/ Richard H. Dozer	Director	October 22, 2012
Richard H. Dozer

/s/ Allen R. Weiss	Director	October 22, 2012
Allen R. Weiss

/s/ Margaret Spellings	Director	October 22, 2012
Margaret Spellings