Form 10-Q
period 2012-11-30
APOLLO GROUP INC
filed 2013-01-08
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF DECEMBER 31, 2012, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	112,064,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include but are not limited to:

•
changes in the regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2012, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs,” and “Regulatory Environment”;

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2012; and

•
those factors set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended August 31, 2012 and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Form 10-Q.

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

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	November 30, 2012	August 31, 2012
ASSETS:
Current assets
Cash and cash equivalents	$776,009	$1,276,375
Restricted cash and cash equivalents	351,575	318,334
Accounts receivable, net	201,456	198,279
Prepaid taxes	5,041	26,341
Deferred tax assets, current portion	55,489	69,052
Other current assets	64,513	49,609
Total current assets	1,454,083	1,937,990
Property and equipment, net	546,520	571,629
Goodwill	103,558	103,345
Intangible assets, net	145,789	149,034
Deferred tax assets, less current portion	80,446	77,628
Other assets	38,521	28,696
Total assets	$2,368,917	$2,868,322
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$22,236	$638,588
Accounts payable	63,202	74,872
Income taxes payable	60,717	—
Student deposits	381,124	362,143
Deferred revenue	262,813	254,555
Accrued and other current liabilities	263,433	324,881
Total current liabilities	1,053,525	1,655,039
Long-term debt	75,562	81,323
Deferred tax liabilities	16,096	15,881
Other long-term liabilities	203,705	191,756
Total liabilities	1,348,888	1,943,999
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	41,311	93,770
Apollo Group Class A treasury stock, at cost	(3,864,989)	(3,878,612)
Retained earnings	4,876,645	4,743,150
Accumulated other comprehensive loss	(34,188)	(30,034)
Total Apollo shareholders’ equity	1,018,883	928,378
Noncontrolling interests (deficit)	1,146	(4,055)
Total equity	1,020,029	924,323
Total liabilities and shareholders’ equity	$2,368,917	$2,868,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended November 30,
(In thousands, except per share data)	2012	2011
Net revenue	$1,055,183	$1,171,900
Costs and expenses:
Instructional and student advisory	432,150	453,281
Marketing	162,873	165,564
Admissions advisory	71,308	101,388
General and administrative	73,539	79,899
Depreciation and amortization	43,695	46,167
Provision for uncollectible accounts receivable	33,406	41,583
Restructuring and other charges	24,116	5,562
Litigation credit	(16,850)	—
Goodwill and other intangibles impairment	—	16,788
Total costs and expenses	824,237	910,232
Operating income	230,946	261,668
Interest income	549	506
Interest expense	(2,042)	(1,999)
Other, net	1,799	140
Income from continuing operations before income taxes	231,252	260,315
Provision for income taxes	(97,512)	(115,179)
Income from continuing operations	133,740	145,136
Income from discontinued operations, net of tax	—	2,148
Net income	133,740	147,284
Net (income) loss attributable to noncontrolling interests	(245)	2,030
Net income attributable to Apollo	$133,495	$149,314
Earnings per share – Basic:
Continuing operations attributable to Apollo	$1.19	$1.13
Discontinued operations attributable to Apollo	—	0.02
Basic income per share attributable to Apollo	$1.19	$1.15
Earnings per share – Diluted:
Continuing operations attributable to Apollo	$1.18	$1.13
Discontinued operations attributable to Apollo	—	0.01
Diluted income per share attributable to Apollo	$1.18	$1.14
Basic weighted average shares outstanding	112,420	130,318
Diluted weighted average shares outstanding	112,849	130,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2012	2011
Net income	$133,740	$147,284
Other comprehensive income (loss) (net of tax):
Currency translation gain (loss)	759	(8,357)
Comprehensive income	134,499	138,927
Comprehensive (income) loss attributable to noncontrolling interests	(272)	3,024
Comprehensive income attributable to Apollo	$134,227	$141,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
($ in thousands)	2012	2011
Cash flows provided by (used in) operating activities:
Net income	$133,740	$147,284
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	16,889	20,892
Excess tax benefits from share-based compensation	—	(372)
Depreciation and amortization	43,695	46,298
Accelerated depreciation included in restructuring	9,326	—
Amortization of lease incentives	(3,740)	(3,789)
Amortization of deferred gains on sale-leasebacks	(700)	(700)
Goodwill and other intangibles impairment	—	16,788
Non-cash foreign currency gain, net	(607)	(397)
Provision for uncollectible accounts receivable	33,406	41,583
Litigation credit	(16,850)	—
Deferred income taxes	6,064	(1,747)
Changes in assets and liabilities, excluding the impact of acquisition:
Restricted cash and cash equivalents	(33,241)	2,315
Accounts receivable	(36,349)	(75,698)
Other assets	(6,432)	(6,105)
Accounts payable	(11,771)	858
Income taxes payable	82,032	115,412
Student deposits	18,522	(22,272)
Deferred revenue	8,075	22,340
Accrued and other liabilities	(31,928)	(1,448)
Net cash provided by operating activities	210,131	301,242
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(27,539)	(23,585)
Acquisition, net of cash acquired	—	(73,736)
Other investing activities	(14,819)	—
Net cash used in investing activities	(42,358)	(97,321)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(625,762)	(496,322)
Proceeds from borrowings	2,176	—
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(3,472)	(80,682)
Issuance of Apollo Group Class A common stock	1,113	2,575
Excess tax benefits from share-based compensation	—	372
Net cash used in financing activities	(668,445)	(574,057)
Exchange rate effect on cash and cash equivalents	306	(491)
Net decrease in cash and cash equivalents	(500,366)	(370,627)
Cash and cash equivalents, beginning of period	1,276,375	1,571,664
Cash and cash equivalents, end of period	$776,009	$1,201,037
Supplemental disclosure of cash flow and non-cash information
Cash paid for income taxes, net of refunds	$10,243	$1,316
Cash paid for interest	$1,906	$2,344
Restricted stock units vested and released	$9,496	$7,125
Capital lease additions	$—	$6,668
Credits received for tenant improvements	$—	$19,941
Debt incurred for acquired technology	$—	$14,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider for nearly 40 years. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix”)

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”)

•	Western International University, Inc. (“Western International University”)

•	Universidad Latinoamericana (“ULA”)

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”)

•	Institute for Professional Development (“IPD”)

•	The College for Financial Planning Institutes Corporation (“CFFP”).
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group (“Carlyle”). We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns all of Apollo Global. Refer to Note 10, Shareholders’ Equity.
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
These unaudited interim condensed consolidated financial statements do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements. Therefore, this information should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 22, 2012. We consistently applied the accounting policies described in Item 8, Financial Statements and Supplementary Data, in our 2012 Annual Report on Form 10-K in preparing these unaudited interim condensed consolidated financial statements.
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three months ended November 30, 2012 are not necessarily indicative of results to be expected for the entire fiscal year.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Recent Accounting Pronouncements
Future Accounting Changes
The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) are working on joint convergence projects to address accounting differences between GAAP and International Financial Reporting Standards (“IFRS”) in order to support their commitment to achieve a single set of high-quality global accounting standards. Some of the most significant projects on the FASB and IASB’s agenda include accounting for leases, revenue recognition and financial instruments, among other items. Both the FASB and IASB have issued final guidance for certain accounting topics and are currently redeliberating guidance in other areas. We have adopted the converged guidance that the FASB has already issued addressing fair value measurements, financial instrument disclosures and the statement of other comprehensive income, which did not have a material impact on our consolidated financial statements. While we anticipate the lease accounting proposal will have the greatest impact on our consolidated financial statements if enacted in its current draft form, the FASB’s standard-setting process is ongoing and until new standards have been finalized and issued, we cannot determine the impact on our consolidated financial statements that may result from such future changes.
Concurrent with these convergence projects, the Securities and Exchange Commission is considering incorporating IFRS into the U.S. financial reporting system. At this time, the method and timing of potential conversion to IFRS is uncertain and cannot be determined until final conversion requirements are mandated. The preparation of our financial statements in accordance with IFRS could have a material impact on our consolidated financial statements.
Note 3. Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. The following table details the charges incurred for the three months ended November 30, 2012 and 2011, respectively, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$10,112	$5,562	$45,160
Severance and other employee separation costs	10,943	—	27,676
Other restructuring related costs	3,061	—	12,888
Restructuring and other charges	$24,116	$5,562	$85,724
The following table summarizes the above restructuring and other charges in our segment reporting format:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$16,896	$5,562	$59,811
Apollo Global	79	—	5,997
Other	7,141	—	19,916
Restructuring and other charges	$24,116	$5,562	$85,724

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table details the changes in our restructuring liability by type of cost during the three months ended November 30, 2012:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2012(1)	$26,024	$2,998	$1,411	$30,433
Restructuring and other charges(2)	10,112	10,943	3,061	24,116
Non-cash adjustments(3)	(9,326)	(1,065)	—	(10,391)
Payments	(2,994)	(9,111)	(2,450)	(14,555)
Balance at November 30, 2012(1)	$23,816	$3,765	$2,022	$29,603
(1) The current portion of our restructuring liability was $11.6 million and $11.3 million as of November 30, 2012 and August 31, 2012, respectively. The majority of these balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Restructuring and other charges associated with lease and related costs, net includes $0.3 million of interest accretion related to lease obligations.
(3) Non-cash adjustments represents $9.3 million of accelerated depreciation and $1.1 million of share-based compensation.
During the first quarter of fiscal year 2013, we initiated a plan to realign University of Phoenix’s ground locations throughout the U.S. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education at University of Phoenix either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities we have not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge. We also revised the useful lives of the fixed assets at each of the designated facilities we have not yet closed through the expected closure dates resulting in $9.3 million of accelerated depreciation during the first quarter of fiscal year 2013. Subject to regulatory approvals, we expect to substantially complete this realignment and incur additional related charges in fiscal year 2013.
During the first quarter of fiscal year 2013, we also initiated a workforce reduction consisting of approximately 800 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the first quarter of fiscal year 2013 and incurred $10.9 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. We expect to eliminate the remaining positions associated with this workforce reduction and incur related charges in fiscal year 2013.
We incurred $3.1 million of costs during the first quarter of fiscal year 2013 principally attributable to services from consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.
Note 4. Discontinued Operations
During the fourth quarter of fiscal year 2012, BPP completed the sale of its subsidiary, Mander Portman Woodward (“MPW”), a U.K.-based secondary education institution for £54.8 million (equivalent to $85.3 million as of the date of sale). The sale reflects our strategy to focus on the postsecondary education market. We do not have significant continuing involvement after the sale and, accordingly, MPW’s operating results are presented as discontinued operations on our Condensed Consolidated Statements of Income for all periods presented. We determined cash flows from our discontinued operations are not material and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows. MPW was previously included in the Apollo Global reportable segment.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

The following table summarizes MPW’s operating results for the three months ended November 30, 2011, which are presented in income from discontinued operations, net of tax in our Condensed Consolidated Statements of Income:

($ in thousands)
Net revenue	$6,790
Costs and expenses	3,889
Income from discontinued operations before income taxes	2,901
Provision for income taxes	(753)
Income from discontinued operations, net of tax	2,148
Income from discontinued operations, net of tax, attributable to noncontrolling interests	(309)
Income from discontinued operations, net of tax, attributable to Apollo	$1,839
The operating results of discontinued operations summarized above only includes revenues and costs directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest or general corporate overhead expenses have been allocated to MPW.
Note 5. Accounts Receivable, Net
Accounts receivable, net consist of the following as of November 30, 2012 and August 31, 2012:

($ in thousands)	November 30, 2012	August 31, 2012
Student accounts receivable	$283,424	$287,619
Less allowance for doubtful accounts	(101,793)	(107,230)
Net student accounts receivable	181,631	180,389
Other receivables	19,825	17,890
Total accounts receivable, net	$201,456	$198,279
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following table summarizes the activity in allowance for doubtful accounts for the three months ended November 30, 2012 and 2011:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Beginning allowance for doubtful accounts	$107,230	$128,897
Provision for uncollectible accounts receivable	33,406	41,583
Write-offs, net of recoveries	(38,843)	(47,890)
Ending allowance for doubtful accounts	$101,793	$122,590

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Note 6. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of November 30, 2012:

		Fair Value Measurements at Reporting Date Using
	November 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$900,056	$900,056	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$906,002	$900,056	$—	$5,946

Liabilities:
Other long-term liabilities:
Contingent payment	$6,000	$—	$—	$6,000
Total liabilities at fair value on a recurring basis	$6,000	$—	$—	$6,000
Assets measured at fair value on a recurring basis consist of the following as of August 31, 2012:

		Fair Value Measurements at Reporting Date Using
	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Cash equivalents (including restricted cash equivalents):
Money market funds	$629,166	$629,166	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$635,112	$629,166	$—	$5,946
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified within Level 1 and valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of November 30, 2012 and August 31, 2012, our remaining cash and cash equivalents not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

•
Auction-rate securities – Classified within Level 3 due to the illiquidity of the market and valued using a discounted cash flow model encompassing significant unobservable inputs such as estimated interest rates, credit spreads, timing and amount of cash flows, credit quality of the underlying securities and illiquidity considerations. We include auction-rate securities in other assets on our Condensed Consolidated Balance Sheets for all periods presented.

•
Contingent payment – As a result of our purchase of the noncontrolling interest in Apollo Global, we have a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. This contingent payment is classified within Level 3 and valued using a discounted cash flow valuation method encompassing significant unobservable inputs. The inputs include estimated operating results for the applicable performance period, probability weightings assigned to operating results scenarios and the discount rate applied.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

We did not change our valuation techniques associated with recurring fair value measurements from prior periods. Additionally, the only significant change in the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended November 30, 2012 was the new contingent payment noted above.
Liabilities measured at fair value on a nonrecurring basis during the first quarter of fiscal year 2013 consist of the following:

		Fair Value Measurements at Measurement Date Using
($ in thousands)	Fair Value at Measurement Date	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Three Months Ended November 30, 2012
Other liabilities:
Initial lease obligation included in restructuring	$422	$—	$—	$422	$422
Total liabilities at fair value on a nonrecurring basis	$422	$—	$—	$422	$422
During the first quarter of fiscal year 2013, we recorded an initial lease obligation at fair value of $0.4 million associated with abandoning a leased facility as part of our restructuring activities. We recorded the lease obligation liability on the date we ceased use of the facility, and we measured the liability at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.
Note 7. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of November 30, 2012 and August 31, 2012:

($ in thousands)	November 30, 2012	August 31, 2012
Salaries, wages and benefits	$77,695	$117,432
Accrued legal and other professional obligations	40,226	57,476
Accrued advertising	31,056	45,737
Deferred rent and other lease liabilities	18,734	19,868
Student refunds, grants and scholarships	13,987	11,181
Curriculum materials	12,900	13,004
Other	68,835	60,183
Total accrued and other current liabilities	$263,433	$324,881
Other long-term liabilities consist of the following as of November 30, 2012 and August 31, 2012:

($ in thousands)	November 30, 2012	August 31, 2012
Deferred rent and other lease liabilities	$87,197	$88,164
Uncertain tax positions	26,770	27,223
Deferred gains on sale-leasebacks	24,993	25,692
Restructuring lease obligations	18,028	19,122
Other	46,717	31,555
Total other long-term liabilities	$203,705	$191,756

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Note 8. Debt
Debt and short-term borrowings consist of the following as of November 30, 2012 and August 31, 2012:

($ in thousands)	November 30, 2012	August 31, 2012
Revolving Credit Facility, see terms below	$—	$615,000
Capital lease obligations	60,045	70,215
BPP Credit Facility, see terms below	—	2,421
Other, see terms below	37,753	32,275
Total debt	97,798	719,911
Less short-term borrowings and current portion of long-term debt	(22,236)	(638,588)
Long-term debt	$75,562	$81,323

•
Revolving Credit Facility – In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.

We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of November 30, 2012, we have approximately $12 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility at August 31, 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2012.

•
BPP Credit Facility – In fiscal year 2012, we entered into a £39.0 million (equivalent to $62.4 million as of November 30, 2012) secured credit agreement (the “BPP Credit Facility”). We did not have any borrowings on the BPP Credit Facility as of November 30, 2012 and subsequent to November 30, 2012, we terminated the BPP Credit Facility.

•
Other – As of November 30, 2012 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our other debt at November 30, 2012 and August 31, 2012 was 5.4% and 6.0%, respectively.

Note 9. Income Taxes
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
Our federal income tax returns for fiscal years 2006 through 2008 continue to be under review by the Internal Revenue Service (“IRS”). During the first quarter of fiscal year 2013, the IRS completed its audit of our federal income tax returns for fiscal years 2009 and 2010 without significant adjustment. We also were notified that the IRS will audit our federal income tax return for fiscal year 2011.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

We are subject to numerous ongoing audits, including those noted above, by federal, state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could be materially different from our historical income tax provisions and accruals.
Note 10. Shareholders’ Equity
The following tables detail changes in shareholders’ equity during the three months ended November 30, 2012 and 2011:

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B			Retained Earnings				Total Equity
($ in thousands)	Stated Value	Stated Value		Cost
Balance as of August 31, 2012	$103	$1	$93,770	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	(3,472)	—	—	(3,472)	—	(3,472)
Treasury stock issued under stock purchase plans	—	—	(936)	2,049	—	—	1,113	—	1,113
Treasury stock issued under stock incentive plans	—	—	(15,046)	15,046	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	(4,823)	—	—	—	(4,823)	—	(4,823)
Share-based compensation	—	—	16,889	—	—	—	16,889	—	16,889
Currency translation adjustment, net of tax	—	—	—	—	—	732	732	27	759
Purchase of noncontrolling interest	—	—	(48,543)	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	133,495	—	133,495	245	133,740
Balance as of November 30, 2012	$103	$1	$41,311	$(3,864,989)	$4,876,645	$(34,188)	$1,018,883	$1,146	$1,020,029

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests
	Class A	Class B			Retained Earnings				Total Equity
($ in thousands)	Stated Value	Stated Value		Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(80,682)	—	—	(80,682)	—	(80,682)
Treasury stock issued under stock purchase plans	—	—	(441)	1,787	—	—	1,346	—	1,346
Treasury stock issued under stock incentive plans	—	—	(8,435)	9,664	—	—	1,229	—	1,229
Net tax effect for stock incentive plans	—	—	(1,384)	—	—	—	(1,384)	—	(1,384)
Share-based compensation	—	—	20,892	—	—	—	20,892	—	20,892
Currency translation adjustment, net of tax	—	—	—	—	—	(7,363)	(7,363)	(994)	(8,357)
Net income (loss)	—	—	—	—	149,314	—	149,314	(2,030)	147,284
Balance as of November 30, 2011	$103	$1	$79,356	$(3,194,406)	$4,469,786	$(31,124)	$1,323,716	$601	$1,324,317
The following schedule details net income attributable to Apollo and transfers to noncontrolling interest for the three months ended November 30, 2012 and 2011:

($ in thousands)	November 30, 2012	November 30, 2011
Net income attributable to Apollo	$133,495	$149,314
Transfer to noncontrolling interest:
Decrease in equity for purchase of Carlyle interest	(48,543)	—
Change from net income attributable to Apollo and transfer to noncontrolling interest	$84,952	$149,314

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Purchase of Noncontrolling Interest
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from Carlyle. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. We estimated the fair value of the contingent payment to be $6.0 million using a discounted cash flow valuation method encompassing significant unobservable inputs. Refer to Note 6, Fair Value Measurements. As a result of the transaction, Apollo Group owns all of Apollo Global. This purchase was accounted for as an equity transaction resulting in the removal of Carlyle’s noncontrolling interest from our Condensed Consolidated Balance Sheets. Accordingly, we recorded an adjustment to additional paid-in capital of $48.5 million, which principally represents the difference between the fair value of the consideration discussed above and the carrying amount of the noncontrolling interest acquired. The adjustment to additional paid-in capital also includes an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
The remaining noncontrolling interest on our Condensed Consolidated Balance Sheets following the above purchase represents an ownership interest in a subsidiary of BPP.
Share Reissuances
During the three months ended November 30, 2012 and 2011, we issued approximately 0.4 million and 0.2 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations.
We did not repurchase shares of our Apollo Group Class A common stock during the three months ended November 30, 2012. We repurchased approximately 1.7 million shares of our Apollo Group Class A common stock at a total cost of $78.2 million during the three months ended November 30, 2011, which represents a weighted average purchase price of $45.84 per share.
As of November 30, 2012, we have no availability on our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased approximately 0.1 million shares of Class A common stock for $3.5 million and $2.4 million during the three months ended November 30, 2012 and 2011, respectively. These repurchases relate to tax withholding requirements on the restricted stock units.
Note 11. Earnings Per Share
Our outstanding shares consist of Apollo Group Class A and Class B common stock. Our Articles of Incorporation treat the declaration of dividends on the Apollo Group Class A and Class B common stock in an identical manner. As such, both the Apollo Group Class A and Class B common stock are included in the calculation of our earnings per share.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three months ended November 30,
($ in thousands)	2012	2011
Net income attributable to Apollo (basic and diluted)	$133,495	$149,314
Basic weighted average shares outstanding	112,420	130,318
Dilutive effect of stock options	—	32
Dilutive effect of restricted stock units and performance share awards	429	524
Diluted weighted average shares outstanding	112,849	130,874
Earnings per share:
Basic income per share attributable to Apollo	$1.19	$1.15
Diluted income per share attributable to Apollo	$1.18	$1.14
During the three months ended November 30, 2012 and 2011, approximately 8.4 million and 9.0 million, respectively, of our stock options outstanding and approximately 2.0 million and 0.1 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 12. Share-Based Compensation
The table below details share-based compensation expense for the three months ended November 30, 2012 and 2011:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Instructional and student advisory	$7,588	$7,422
Marketing	2,043	2,234
Admissions advisory	170	447
General and administrative	6,023	10,789
Restructuring and other charges	1,065	—
Share-based compensation expense	$16,889	$20,892
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 26,000 stock options during the three months ended November 30, 2012. The weighted average grant date fair value and weighted average exercise price of these options was $7.77 and $19.62, respectively. As of November 30, 2012, there was approximately $11.8 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted approximately 76,000 restricted stock units and performance share awards with a weighted average grant date fair value of $21.05 during the three months ended November 30, 2012. As of November 30, 2012, there was approximately $82.5 million and $5.8 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.3 years.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Note 13. Commitments and Contingencies
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
If the plaintiffs are successful in their appeal, we anticipate they will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

27, 2012, the plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit, and their appeal remains pending before that Court.
If the plaintiffs are successful in their appeal, we anticipate they will seek substantial damages. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available at present, we cannot reasonably estimate a range of loss for this action and, accordingly, we have not accrued any liability associated with this action.
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
On January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement. Plaintiff appealed the order granting summary judgment to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We filed a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment, which the Federal Circuit denied on May 25, 2012. Accordingly, the case has been remanded to the U.S. District Court for the Eastern District of Virginia for further proceedings, the outcome of which remains uncertain at this point.
As of November 30, 2012, we have accrued an immaterial amount reflecting a rejected settlement offer we made during the fiscal year 2012 and additional legal costs that we may incur in this matter. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action in excess of our accrual as of November 30, 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Himmel Derivative Action
On November 12, 2010, we received a shareholder demand to investigate, address and commence proceedings against each of our directors and certain of our officers for violation of any applicable laws, including in connection with the subject matter of the report of the Government Accountability Office prepared for the U.S. Senate in August 2010, our withdrawal of the outlook we previously provided for our fiscal year 2011, the investigation into possible unfair and deceptive trade practices associated with certain alleged practices of University of Phoenix by the State of Florida Office of the Attorney General in Fort Lauderdale, Florida, the participation by the State of Oregon Office of the Attorney General in the Securities Class Action (Apollo Institutional Investors Group), and the informal inquiry by the Enforcement Division of the Securities and Exchange Commission commenced in October 2009.
On March 24, 2011, a shareholder derivative complaint was filed in the Superior Court for the State of Arizona, Maricopa County by Daniel Himmel, the foregoing shareholder who previously made a demand for investigation. In the complaint, the plaintiff asserts a derivative claim on our behalf against certain of our current and former officers and directors for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaint alleges that the individual defendants made improper statements and engaged in improper business practices that caused our stock price to drop, led to securities class actions against us, and enhanced regulation and scrutiny by various government entities and regulators. The case is entitled, Himmel v. Bishop, et al, Case Number CV2011-005604. Pursuant to a stipulation between all parties, on August 31, 2011, the Court ordered this action stayed during the pendency of the underlying Securities Class Action (Apollo Institutional Investors Group) matter.
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
Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago)
In January 2008, a jury returned an adverse verdict against us and two remaining individual co-defendants in a securities class action lawsuit entitled, In re Apollo Group, Inc. Securities Litigation, Case No. CV04-2147-PHX-JAT, filed in the U.S. District Court for the District of Arizona. In September 2011, we entered into a settlement agreement with the plaintiffs to settle the litigation for $145.0 million, which was approved by the Court on April 20, 2012. Under the settlement agreement and during fiscal year 2012, the $145.0 million we had previously deposited into a common fund account in December 2011 was paid to the plaintiffs.
In December 2012, we resolved the dispute with our insurers regarding the previously advanced defense costs for this action. As a result, we reversed previously recorded charges associated with this dispute, which are included in litigation credit on our Condensed Consolidated Statements of Income during the first quarter of fiscal year 2013. We do not believe we have any exposure associated with this matter in the future.
Adoma Wage and Hour Class Action
On January 8, 2010, Diane Adoma filed an action in United States District Court, Eastern District of California alleging wage and hour claims under the Fair Labor Standards Act and California law for failure to pay overtime and other violations, entitled Adoma et al. v. University of Phoenix, et al, Case Number 2:10-cv-00059-LKK. On April 12, 2010, plaintiff filed a motion for conditional collective action certification. The Court denied class certification under the Fair Labor Standards Act and transferred these claims to the District Court in Pennsylvania. On August 31, 2010, the U.S. District Court in California granted plaintiff’s motion for class action certification of the California claims. In August 2011, the parties agreed to settle the case for an immaterial amount, which was accrued in our financial statements during fiscal year 2011. The agreement, in which we do not admit any liability, was approved by the Court on December 17, 2012.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

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
UNIACC Investigations
UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission until March 2012, and we have since received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. In November 2012, UNIACC learned that the Ministry of Education was commencing a formal investigation into related profit issues and concerning the official recognition of UNIACC as a university under Chilean law. We are cooperating with these investigations. At this time, we cannot predict the eventual scope, course or outcome of these investigations.
Refer to Note 9, Income Taxes, for discussion of Internal Revenue Service audits.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Note 14. Regulatory Matters
Student Financial Aid
In fiscal year 2012, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 84% of University of Phoenix’s cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule.
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
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification. University of Phoenix’s eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that our application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review.
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
The HLC began its comprehensive reaffirmation evaluation of University of Phoenix in March 2012, and Western International University in May 2012.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

Note 15. Segment Reporting
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
Apollo Global includes BPP, Western International University, UNIACC, ULA and the Apollo Global corporate operations. Other includes IPD, CFFP, Apollo Education Services and corporate activities. Apollo Education Services is a business we are developing through which we intend to begin providing a variety of educational delivery services to other higher education institutions. Apollo Education Services has not yet generated net revenues.
A summary of financial information by reportable segment is as follows:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Net revenue
University of Phoenix	$939,890	$1,057,069
Apollo Global	96,791	95,967
Other	18,502	18,864
Net revenue	$1,055,183	$1,171,900
Operating income (loss)(1):
University of Phoenix	$242,319	$292,038
Apollo Global(2)	(9,143)	(14,953)
Other(3)	(2,230)	(15,417)
Total operating income	230,946	261,668
Reconciling items:
Interest income	549	506
Interest expense	(2,042)	(1,999)
Other, net	1,799	140
Income from continuing operations before income taxes	$231,252	$260,315
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global for the three months ended November 30, 2011 includes $16.8 million of goodwill and other intangibles impairment charges.
(3) The operating loss for Other for the three months ended November 30, 2012 includes a $16.9 million credit associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 13, Commitments and Contingencies.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	November 30, 2012	August 31, 2012
University of Phoenix	$877,612	$938,104
Apollo Global	410,343	389,509
Other(1)	1,080,962	1,540,709
Total assets	$2,368,917	$2,868,322
(1) The majority of assets included in Other consists of corporate cash and cash equivalents.

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

•	Overview: From management’s point of view, we discuss the following:

•	An overview of our business and the sectors of the education industry in which we operate;

•	Key trends, developments and challenges; and

•	Significant events from the current period.

•	Critical Accounting Policies and Estimates: A discussion of our accounting policies that require critical judgments and estimates.

•	Recent Accounting Pronouncements: A discussion of recently issued accounting pronouncements.

•	Results of Operations: An analysis of our results of operations as reflected on our condensed consolidated financial statements.

•	Liquidity, Capital Resources, and Financial Position: An analysis of our cash flows and contractual obligations and other commercial commitments.
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services for nearly 40 years. We offer innovative and distinctive educational programs and services at the undergraduate, master’s and doctoral levels at our various campuses and learning centers, and online throughout the world. Our principal wholly-owned subsidiaries include the following:

•	The University of Phoenix, Inc. (“University of Phoenix”)

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”)

•	Western International University, Inc. (“Western International University”)

•	Universidad Latinoamericana (“ULA”)

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”)

•	Institute for Professional Development (“IPD”)

•	The College for Financial Planning Institutes Corporation (“CFFP”).
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2012, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 84% of University of Phoenix’s cash basis revenue for eligible tuition and fees was derived from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), as calculated under the 90/10 Rule.
We believe that our success depends on providing high quality educational products and services to students to maximize the benefits of their educational experience.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
Changing Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, and other factors that challenge many of the core principles underlying the industry. Additionally, an increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established brand names. We must adapt our business to meet these rapidly evolving developments, and many of the initiatives described below are driven by our focus on this imperative.

•
Education to Careers. We believe it is critical that we demonstrate a clear connection between our students’ education goals and career goals. Accordingly, we are focused on providing a compelling relationship between our degree programs and improvements in our graduates’ prospects for employment in their field of choice or advancement within their existing careers. We are enhancing this element of our value proposition through various initiatives, including connecting our educational offerings directly with employers, providing an interactive online portal that allows employers to directly recruit our students, and incorporating career resources such as career planning tools directly into the learning experience.

•
Student Experience. We remain focused on more effectively identifying students who can succeed in our educational programs, ensuring they are adequately prepared, and improving the overall student experience. In furtherance of this:

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
We believe that some of these changes significantly contributed to the reduction in New Degreed Enrollment beginning in fiscal year 2011. However, we believe these changes, together with other initiatives, have improved the student experience and will enhance student outcomes. Furthermore, we believe that over the long-term these initiatives will reduce the risks to our business associated with the regulatory environment.

•
Business Process Reengineering. Beginning in fiscal year 2011 and continuing through the first quarter of fiscal year 2013, we initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We have incurred $85.7 million of cumulative restructuring and other charges associated with these activities since we initiated these activities in fiscal year 2011. In connection with these activities, in the first quarter of fiscal year 2013 we initiated the following:

•
A plan to realign University of Phoenix’s ground locations throughout the U.S. This plan includes closing 115 locations and students directly impacted by the plan will be offered support to continue their education at University of Phoenix either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. We incurred $10.1 million of expense associated with this plan during the first quarter of fiscal year 2013, the substantial majority of which is accelerated depreciation for fixed assets at the designated facilities we have not yet closed. Subject to regulatory approvals, we expect to substantially complete this realignment in fiscal year 2013. We expect to incur approximately $165 million of additional charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. We also plan to continue investing in our remaining ground locations to create state-of-the art, technologically-integrated facilities offering academic and career support and increased mobile connectivity, while continuing to advance our leading-edge online learning platform.

•
A workforce reduction consisting of approximately 800 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the first quarter of fiscal year 2013 and incurred $10.9 million of severance and other employee separation costs. We expect to incur approximately $15 million of additional charges associated with this reduction as the remaining positions are eliminated.

Our activities to reengineer business processes and refine our educational delivery structure are expected to favorably impact annual operating expenses by at least $300 million when compared to fiscal year 2012. Although we expect to realize at least $200 million of these annual savings in fiscal year 2013, we do not expect to realize the full $300 million in annual savings until fiscal year 2014.

•	Regulatory Environment. Our domestic postsecondary institutions are subject to extensive federal and state regulations and to the requirements of our academic accrediting bodies.
The federal Higher Education Act, as reauthorized, and related U.S. Department of Education regulations, prescribe detailed requirements affecting substantially all activities of University of Phoenix and Western International University as a condition to participating in U.S. federal financial aid programs established under Title IV of the Higher Education Act (“Title IV”). We have summarized below certain significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1,

Business, and Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.

•
Higher Learning Commission. University of Phoenix is undergoing the scheduled comprehensive reaffirmation evaluation by its principal accreditor, the Higher Learning Commission (“HLC”), which began in March 2012. The HLC accreditation of University of Phoenix was last reaffirmed by HLC in 2002. Prior to this reaffirmation evaluation, in August 2010, HLC requested supplemental evidence of compliance with the HLC accreditation standards following an August 2010 report by the Government Accountability Office of its undercover investigation into the enrollment and recruiting practices of a number of proprietary institutions, including University of Phoenix. In July 2011, the Special Committee formed by HLC to review this matter reported that, based on its limited review, it found no apparent evidence of systematic misrepresentations to students or that University of Phoenix’s procedures in the areas of recruiting, financial aid and admissions were significantly inadequate or inappropriate. However, HLC also stated that there remained significant questions and areas that University of Phoenix should work on improving, and HLC is reviewing these areas of concern as part of its current reaffirmation evaluation. In addition, HLC has requested that University of Phoenix provide an explanation, to be reviewed in connection with the reaffirmation evaluation, of three non-financial indicators identified by HLC that warrant further inquiry, namely:

•	Increase or decrease in full-time faculty of 25% or more from the prior year’s report;

•	Ratio of undergraduate full-time equivalent students to undergraduate full-time equivalent faculty of greater than 35 in the period reported; and

•	Three-year student loan default rate of 25% or more.

•
U.S. Congressional Activity and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education and we expect this focus to continue. Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees, and we intend to continue being responsive to Congress in this regard. In July 2012, the HELP Committee majority staff issued their final report which was unfavorable to proprietary institutions. We expect that other Congressional hearings and roundtable discussions will be held regarding various aspects of the education industry. In addition, over the past two years, a number of proposed bills and amendments have been introduced in the Senate and House of Representatives that if adopted, would affect our business. We cannot predict what legislation, if any, will result from these hearings and legislative proposals or what impact any such legislation might have on the proprietary education sector and our business in particular. As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income.

In addition to possible reductions in federal student financial aid, state-funded student financial aid also may be reduced as many states grapple with their own historic budget shortfalls.

•
Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. University of Phoenix has submitted necessary documentation for re-certification. University of Phoenix’s eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that our application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review.

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

•
90/10 Rule. One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. The University of Phoenix 90/10 Rule percentage for fiscal year 2012 was 84%. Based on our most recent trends, we do not expect the 90/10 Rule percentage for University of Phoenix to exceed 90% for fiscal year 2013. However, the 90/10 Rule percentage for University of Phoenix remains high and could exceed 90% in the future.

Various legislative proposals have been introduced in Congress that would heighten the requirements of the 90/10 Rule. For example, in January 2012, the Protecting Our Students and Taxpayers Act was introduced in the U.S. Senate and, if adopted, would reduce the 90% maximum under the rule to the pre-1998 level of 85%, cause tuition derived from military benefit programs to be included in the 85% portion under the rule instead of the 10% portion as is the case today, and impose Title IV ineligibility after one year of noncompliance rather than two. If these or similar proposals are adopted, University of Phoenix may have to make material changes to its business to remain eligible to participate in Title IV programs, including measures which may reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution will lose its eligibility to participate in Title IV programs if its two-year student loan cohort default rates exceed 25% for three consecutive cohort years, or 40% for any given cohort year. The 2010 and 2009 two-year cohort default rates for University of Phoenix were 17.9% and 18.8%, respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution’s three-year cohort default rates exceed 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The 2009 and 2008 three-year cohort default rates for University of Phoenix were 26.4% and 21.1%, respectively.
If our student loan default rates approach the applicable limits, we may be required to increase efforts and resources dedicated to improving these default rates. This is challenging because most borrowers who are in default or at risk of default are no longer students, and we may have only limited contact with them. Furthermore, recently there has been increased attention by members of Congress and others on default aversion activities of proprietary education institutions. If such attention leads to congressional or regulatory action restricting the types of default aversion assistance that educational institutions are permitted to provide, the default rates of our former students may be negatively impacted. Accordingly, there is no assurance that we would be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV funding if we experience a substantial increase in our student loan default rates.

•
Information Technology. We are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure. However, the transition from our legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions that could adversely impact our business.

•
Expansion into New Markets. We intend to continue pursuing opportunities to utilize our core expertise and organizational capabilities, both domestically and internationally. In particular, we are actively pursuing quality opportunities to acquire or develop institutions of higher learning through Apollo Global and to provide educational services to other higher education institutions through our Apollo Education Services business. To date, Apollo Global has acquired educational institutions in the United Kingdom, Mexico and Chile, and has also established a joint venture to develop and provide educational services and programs in India. The integration and operation of acquired businesses in foreign jurisdictions entails substantial regulatory, market and execution risks and such acquisitions may not be accretive for an extended period of time, if at all, depending on the circumstances.

For a more detailed discussion of trends, risks and uncertainties, and our strategic plan, refer to our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.
Fiscal Year 2013 Significant Events
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2013 to date:

1.
Purchase of Noncontrolling Interest. During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns 100% of Apollo Global. Refer to Note 10, Shareholders’ Equity in Item 8, Financial Statements and Supplementary Data.

2.	Changes in Directors and Executive Officers. We have experienced the following changes in directors and executive officers:

•
During fiscal year 2012, K. Sue Redman, a member of our Board of Directors and Audit Committee Chair, informed the Board of Directors that she has decided not to stand for reelection as a director when her term expires at the 2013 annual meeting of our Class B shareholders.

•	On December 13, 2012:

•	Dr. John Sperling, our founder and Executive Chairman, announced his retirement as Executive Chairman and a director effective December 31, 2012;

•	Our Board of Directors elected Peter Sperling, formerly Vice Chairman of the Board of Directors, to succeed Dr. John Sperling as Chairman of our Board of Directors, effective December 31, 2012;

•
Our Board of Directors elected Terri Bishop, a member of the Board of Directors and Executive Vice President, Integrated Academic Strategies and Senior Advisor to the Chief Executive Officer, to succeed Peter Sperling as Vice Chair of the Board of Directors, effective December 31, 2012; and

•	Matthew Carter, Jr. was appointed to our Board of Directors, effective December 13, 2012, and will sit on the audit and finance committees of the Board of Directors.
Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three months ended November 30, 2012 compared to the three months ended November 30, 2011.
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

Three months ended November 30, 2012 compared to the three months ended November 30, 2011
Analysis of Condensed Consolidated Statements of Income
The table below details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended November 30,				% Change
			% of Net Revenue
($ in thousands)	2012	2011	2012	2011
Net revenue	$1,055,183	$1,171,900	100.0%	100.0%	(10.0)%
Costs and expenses:
Instructional and student advisory	432,150	453,281	40.9%	38.7%	(4.7)%
Marketing	162,873	165,564	15.4%	14.1%	(1.6)%
Admissions advisory	71,308	101,388	6.8%	8.7%	(29.7)%
General and administrative	73,539	79,899	7.0%	6.8%	(8.0)%
Depreciation and amortization	43,695	46,167	4.1%	3.9%	(5.4)%
Provision for uncollectible accounts receivable	33,406	41,583	3.2%	3.6%	(19.7)%
Restructuring and other charges	24,116	5,562	2.3%	0.5%	*
Litigation credit	(16,850)	—	(1.6)%	—%	*
Goodwill and other intangibles impairment	—	16,788	—%	1.4%	*
Total costs and expenses	824,237	910,232	78.1%	77.7%	(9.4)%
Operating income	230,946	261,668	21.9%	22.3%	(11.7)%
Interest income	549	506	—%	0.1%	8.5%
Interest expense	(2,042)	(1,999)	(0.2)%	(0.2)%	(2.2)%
Other, net	1,799	140	0.2%	—%	*
Income from continuing operations before income taxes	231,252	260,315	21.9%	22.2%	(11.2)%
Provision for income taxes	(97,512)	(115,179)	(9.2)%	(9.8)%	15.3%
Income from continuing operations	133,740	145,136	12.7%	12.4%	(7.9)%
Income from discontinued operations, net of tax	—	2,148	—%	0.2%	*
Net income	133,740	147,284	12.7%	12.6%	(9.2)%
Net (income) loss attributable to noncontrolling interests	(245)	2,030	—%	0.1%	*
Net income attributable to Apollo	$133,495	$149,314	12.7%	12.7%	(10.6)%
* not meaningful
Net Revenue
Our net revenue decreased $116.7 million, or 10.0%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The decrease was primarily attributable to University of Phoenix’s 11.1% decrease in net revenue principally due to lower University of Phoenix enrollment, partially offset by selective tuition price and other fee changes. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $21.1 million, or 4.7% in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 220 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower costs that are more variable in nature such as faculty and certain student advisory functions, and a decrease in rent expense primarily attributable to our restructuring activities. Refer to Restructuring and Other Charges below. This was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.

Marketing
Marketing decreased $2.7 million, or 1.6%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 130 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower advertising costs attributable in part to reducing our use of third-party operated Internet sites. This was partially offset by higher employee compensation costs primarily to support building relationships with employers.
Admissions Advisory
Admissions advisory decreased $30.1 million, or 29.7%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 190 basis point decrease as a percentage of net revenue. The decrease in expense was principally attributable to a decline in admissions advisory headcount due in part to our restructuring activities. Refer to Restructuring and Other Charges below.
General and Administrative
General and administrative decreased $6.4 million, or 8.0%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 20 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower share-based compensation and a decrease in rent expense primarily due to our restructuring activities. Refer to Restructuring and Other Charges below.
Depreciation and Amortization
Depreciation and amortization decreased $2.5 million, or 5.4%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 20 basis point increase as a percentage of net revenue. The decrease in expense was principally attributable to lower depreciation expense due in part to the decline in depreciable assets resulting from our restructuring activities. Refer to Restructuring and Other Charges below. The decrease was also due to lower intangibles amortization.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $8.2 million, or 19.7%, in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012, which represents a 40 basis point decrease as a percentage of net revenue. The decrease was primarily attributable to reductions in gross accounts receivable principally resulting from lower University of Phoenix enrollment, and improved collection rates for aged receivables at University of Phoenix.
Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. The following table details the charges incurred for the three months ended November 30, 2012 and 2011, respectively, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
Non-cancelable lease obligations and related costs, net	$10,112	$5,562	$45,160
Severance and other employee separation costs	10,943	—	27,676
Other restructuring related costs	3,061	—	12,888
Restructuring and other charges	$24,116	$5,562	$85,724

The following table summarizes the above restructuring and other charges in our segment reporting format:

	Three Months Ended November 30,		Cumulative Costs for Restructuring Activities
($ in thousands)	2012	2011
University of Phoenix	$16,896	$5,562	$59,811
Apollo Global	79	—	5,997
Other	7,141	—	19,916
Restructuring and other charges	$24,116	$5,562	$85,724

•
Lease obligations and related costs – During the first quarter of fiscal year 2013, we initiated a plan to realign University of Phoenix’s ground locations throughout the U.S. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education at University of Phoenix either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities we have not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge. We also revised the useful lives of the fixed assets at each of the designated facilities we have not yet closed through the expected closure dates resulting in $9.3 million of accelerated depreciation during the first quarter of fiscal year 2013. Subject to regulatory approvals, we expect to substantially complete this realignment in fiscal year 2013. We expect to incur approximately $165 million of additional charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. We also plan to continue investing in our remaining ground locations to create state-of-the art, technologically-integrated facilities offering academic and career support and increased mobile connectivity, while continuing to advance our leading-edge online learning platform.

•
Severance and other employee separation costs – During the first quarter of fiscal year 2013, we also initiated a workforce reduction consisting of approximately 800 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the first quarter of fiscal year 2013 and incurred $10.9 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. We expect to incur approximately $15 million of additional charges associated with this reduction as the remaining positions are eliminated.

•
Other – We incurred $3.1 million of costs during the first quarter of fiscal year 2013 principally attributable to services from consulting firms associated with our initiatives to evaluate and identify operating efficiency and effectiveness opportunities. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.

Our activities to reengineer business processes and refine our educational delivery structure are expected to favorably impact annual operating expenses by at least $300 million when compared to fiscal year 2012. Although we expect to realize at least $200 million of these annual savings in fiscal year 2013, we do not expect to realize the full $300 million in annual savings until fiscal year 2014.
Litigation Credit
We recorded a $16.9 million credit in the first quarter of fiscal year 2013 associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). Refer to Note 13, Commitments and Contingencies in Part I, Item 1, Financial Statements.
Goodwill and Other Intangibles Impairment
During the first quarter of fiscal year 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively.
Interest Income
Interest income was essentially flat in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.
Interest Expense
Interest expense was essentially flat in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.

Other, Net
The increase in other, net in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily attributable to distributions we received from an investment in the first quarter of fiscal year 2013.
Provision for Income Taxes
Our income tax rate for continuing operations was 42.2% and 44.2% for the first quarter of fiscal year 2013 and 2012, respectively. The decrease was primarily attributable to the nondeductible UNIACC goodwill and other intangibles impairment in the first quarter of fiscal year 2012. This was partially offset by an increase in our foreign losses for which we cannot take a tax benefit.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, in the first quarter of fiscal year 2012 represents the operating results from Mander Portman Woodward, which we sold in the fourth quarter of fiscal year 2012. Refer to Note 4, Discontinued Operations, in Item 1, Financial Statements.
Analysis of Operating Results by Reportable Segment
The table below details our operating results by reportable segment for the three months ended November 30:

	Net Revenue				Operating Income (Loss)
($ in thousands)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
University of Phoenix	$939,890	$1,057,069	$(117,179)	(11.1)%	$242,319	$292,038	$(49,719)	(17.0)%
Apollo Global	96,791	95,967	824	0.9%	(9,143)	(14,953)	5,810	38.9%
Other	18,502	18,864	(362)	(1.9)%	(2,230)	(15,417)	13,187	85.5%
Total	$1,055,183	$1,171,900	$(116,717)	(10.0)%	$230,946	$261,668	$(30,722)	(11.7)%
University of Phoenix
The $117.2 million, or 11.1%, decrease in net revenue in our University of Phoenix segment was primarily attributable to lower enrollment. This was partially offset by selective tuition price and other fee increases implemented in July 2012 that were generally in the range of 3-5%, and a favorable mix shift in our enrollment toward higher degree-level programs, which generally provide higher net revenue per student. During the first quarter of fiscal year 2013, we increased our use of targeted discounts and grants, which reduced net revenue. Future net revenue will be impacted by tuition price and other fee changes, along with changes in enrollment and student mix within programs and degree levels, and discounts.
The following table details University of Phoenix enrollment for the first quarter of fiscal years 2013 and 2012:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment
	Quarter Ended November 30,		% Change	Quarter Ended November 30,		% Change	Quarter Ended November 30,		% Change
(Rounded to the nearest hundred)	2012	2011		2012	2011		2012(3)	2011(4)
Associate’s	99,100	130,300	(23.9)%	22,900	27,800	(17.6)%	100,900	133,300	(24.3)%
Bachelor’s	168,000	182,500	(7.9)%	22,500	26,100	(13.8)%	170,300	182,800	(6.8)%
Master’s	46,000	52,900	(13.0)%	8,000	8,900	(10.1)%	46,200	53,500	(13.6)%
Doctoral	6,600	7,400	(10.8)%	700	900	(22.2)%	6,700	7,400	(9.5)%
Total	319,700	373,100	(14.3)%	54,100	63,700	(15.1)%	324,100	377,000	(14.0)%
(1) Degreed Enrollment for a quarter is composed of:

•	students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter;

•
students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree); and

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
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012 and November 30, 2012.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011 and November 30, 2011.
University of Phoenix Average Degreed Enrollment decreased 14.0% in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. Some of our initiatives to enhance the student experience and outcomes in recent years have contributed to this decline in enrollment. We also believe New Degreed Enrollment has been adversely impacted by changes in economic conditions and a robust competitive environment. Despite the current adverse effects on our enrollment and operating results, we believe that many of our initiatives have improved the student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
Operating income in our University of Phoenix segment decreased $49.7 million, or 17.0%, during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. This decrease was primarily attributable to lower net revenue and an $11.3 million increase in restructuring charges. These factors were partially offset by decreases in costs that are more variable in nature, and a decrease in rent expense primarily due to our restructuring activities.
Apollo Global
Apollo Global net revenue was essentially flat in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The decreased operating loss was due to UNIACC’s $16.8 million goodwill and other intangibles impairment charge in the first quarter of fiscal year 2012. This was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Other
Other net revenue was essentially flat in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012. The decreased operating loss was principally attributable to the $16.9 million litigation credit during the first quarter of fiscal year 2013 discussed above. This was partially offset by higher restructuring charges. Refer to Restructuring and Other Charges above.

Liquidity, Capital Resources, and Financial Position
We believe that our cash and cash equivalents and available liquidity will be adequate to satisfy our working capital and other liquidity requirements associated with our existing operations through at least the next 12 months. We believe that the most strategic uses of our cash resources include investments in the continued enhancement and expansion of our student offerings, including information technology initiatives, investments in opportunities that leverage our core expertise through acquisitions, the development of institutions of higher learning or other service offerings, and share repurchases.
Although we currently have substantial available liquidity, our ability to access the credit markets and other sources of liquidity may be adversely affected if we experience regulatory compliance challenges, reduced availability of Title IV funding or other funding sources, or other adverse effects on our business from regulatory or legislative changes.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following table provides a summary of our cash and cash equivalents and restricted cash and cash equivalents at November 30, 2012 and August 31, 2012:

			% of Total Assets at
	November 30, 2012	August 31, 2012	November 30, 2012	August 31, 2012	% Change
($ in thousands)
Cash and cash equivalents	$776,009	$1,276,375	32.8%	44.5%	(39.2)%
Restricted cash and cash equivalents	351,575	318,334	14.8%	11.1%	10.4%
Total	$1,127,584	$1,594,709	47.6%	55.6%	(29.3)%
Cash and cash equivalents (excluding restricted cash) decreased $500.4 million primarily due to $625.8 million used for payments on borrowings, $42.5 million used for the purchase of noncontrolling interests and $27.5 million for capital expenditures. These items were partially offset by $210.1 million of cash provided by operations.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At November 30, 2012, we had money market funds of $900.1 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
Debt
Revolving Credit Facility – In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes including acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of November 30, 2012, we have approximately $12 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility at August 31, 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at November 30, 2012.
BPP Credit Facility – In fiscal year 2012, we entered into a £39.0 million (equivalent to $62.4 million as of November 30, 2012) secured credit agreement (the “BPP Credit Facility”). We did not have any borrowings on the BPP Credit Facility as of November 30, 2012 and subsequent to November 30, 2012, we terminated the BPP Credit Facility.
Other – As of November 30, 2012 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012.

The weighted average interest rate on our other debt at November 30, 2012 and August 31, 2012 was 5.4% and 6.0%, respectively.
Cash Flows
Operating Activities
The following table provides a summary of our operating cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Net income	$133,740	$147,284
Non-cash items	87,483	118,556
Changes in assets and liabilities, excluding the impact of acquisition	(11,092)	35,402
Net cash provided by operating activities	$210,131	$301,242
Three Months Ended November 30, 2012 – Our non-cash items primarily consisted of $43.7 million of depreciation and amortization, a $33.4 million provision for uncollectible accounts receivable, $16.9 million of share-based compensation, $9.3 million of restructuring accelerated depreciation and $6.1 million of deferred income taxes. These items were partially offset by a $16.9 million credit associated with the Securities Class Action (Policeman’s Annuity and Benefit Fund of Chicago). The changes in assets and liabilities primarily consisted of the following:

•	a $36.3 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable;

•	a $33.2 million increase in restricted cash and cash equivalents; and

•	a $31.9 million decrease in accrued and other liabilities principally attributable to the timing of our payroll cycle and accrued bonus payments.
The above changes were partially offset by:

•	an $82.0 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments; and

•	an $18.5 million increase in student deposits.
Three Months Ended November 30, 2011 – Our non-cash items primarily consisted of $46.3 million of depreciation and amortization, a $41.6 million provision for uncollectible accounts receivable, $20.9 million for share-based compensation, and $16.8 million for goodwill and other intangibles impairments. The changes in assets and liabilities primarily consisted of the following:

•	a $115.4 million increase in income taxes payable principally attributable to the timing of our quarterly tax payments; and

•	a $22.3 million increase in deferred revenue principally attributable to the timing of course starts at BPP.
The above changes were partially offset by:

•	a $75.7 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable; and

•	a $22.3 million decrease in student deposits.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of November 30, 2012 excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 20 days as compared to 22 days as of August 31, 2012 and 24 days as of November 30, 2011. The decrease in days sales outstanding was primarily attributable to reductions in gross accounts receivable principally resulting from decreases in University of Phoenix enrollment, and improved collection rates for aged receivables at University of Phoenix.

Investing Activities
The following table provides a summary of our investing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Capital expenditures	$(27,539)	$(23,585)
Acquisition, net of cash acquired	—	(73,736)
Other investing activities	(14,819)	—
Net cash used in investing activities	$(42,358)	$(97,321)
Three Months Ended November 30, 2012 – Cash used in investing activities primarily consisted of $27.5 million used for capital expenditures.
Three Months Ended November 30, 2011 – Cash used in investing activities primarily consisted of $73.7 million used to acquire Carnegie Learning, and $23.6 million used for capital expenditures that primarily related to investments in our information technology.
Financing Activities
The following table provides a summary of our financing cash flows during the respective periods:

	Three Months Ended November 30,
($ in thousands)	2012	2011
Payments on borrowings, net	$(623,586)	$(496,322)
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(3,472)	(80,682)
Other	1,113	2,947
Net cash used in financing activities	$(668,445)	$(574,057)
Three Months Ended November 30, 2012 – Cash used in financing activities primarily consisted of $623.6 million used for net payments on borrowings, and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Three Months Ended November 30, 2011 – Cash used in financing activities primarily consisted of $496.3 million used for payments on borrowings, and $80.7 million used for share repurchases.
As of November 30, 2012, we have no remaining availability on our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Contractual Obligations and Other Commercial Commitments
During the first quarter of fiscal year 2013, we repaid the entire amount borrowed on our Revolving Credit Facility of $615.0 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2012 through November 30, 2012. Information regarding our contractual obligations and other commercial commitments is provided in our 2012 Annual Report on Form 10-K.
Item 3 – Quantitative and Qualitative Disclosures About Market Risk
There have been no significant changes to our market risk since August 31, 2012. For a discussion of our exposure to market risk, refer to our 2012 Annual Report on Form 10-K.

Item 4 – Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Refer to Note 13, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A – Risk Factors
There have been no material changes to the risk factors previously disclosed in our 2012 Annual Report on Form 10-K.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. We did not repurchase shares of our Apollo Group Class A common stock during the three months ended November 30, 2012.
The following table details changes in our treasury stock during the three months ended November 30, 2012:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of August 31, 2012	76,239	$50.87	76,239	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(125)	50.87	(125)	—
Treasury stock as of September 30, 2012	76,114	$50.87	76,114	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(134)	50.87	(134)	—
Treasury stock as of October 31, 2012	75,980	$50.87	75,980	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(9)	50.87	(9)	—
Treasury stock as of November 30, 2012	75,971	$50.87	75,971	$—
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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended November 30, 2012.

Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None.

Item 6 – Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Stock Purchase Agreement by and among Apollo Group, Inc., an Arizona corporation, Apollo Global, Inc., a Delaware corporation, Carlyle U.S. Growth Fund III, L.P. /f/k/a Carlyle Venture Partners III, L.P., a Delaware limited partnership and CVP III Coinvestments, L.P., dated October 12, 2012.

10.1	Form of Cash Retention Award Agreement
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation
Date: January 8, 2013

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)