Form 10-Q
period 2013-02-28
APOLLO GROUP INC
filed 2013-03-25
CIK 929887

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐     NO ☑
AS OF MARCH 19, 2013, THE FOLLOWING SHARES OF STOCK WERE OUTSTANDING:

Apollo Group, Inc. Class A common stock, no par value	112,133,000 Shares
Apollo Group, Inc. Class B common stock, no par value	475,000 Shares

APOLLO GROUP, INC. AND SUBSIDIARIES
FORM 10-Q

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact may be forward-looking statements. Such forward-looking statements include, among others, those statements regarding future events and future results of Apollo Group, Inc. (“the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our”) that are based on current expectations, estimates, forecasts, and the beliefs and assumptions of us and our management, and speak only as of the date made and are not guarantees of future performance or results. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “predict,” “target,” “potential,” “continue,” “objectives,” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Such statements should be viewed with caution. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to:

•
Changes in the regulation of the U.S. education industry and eligibility of schools, including in particular proprietary schools, to participate in U.S. federal student financial aid programs, including the regulatory and other requirements discussed in Item 1, Business, of our Annual Report on Form 10-K for the year ended August 31, 2012, under “Accreditation and Jurisdictional Authorizations,” “Financial Aid Programs” and “Regulatory Environment”;

•	Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended August 31, 2012 and Part II, Item 1A, Risk Factors, in this Form 10-Q; and

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

Part I – FINANCIAL INFORMATION
Item 1 – Financial Statements
APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in thousands)	February 28, 2013	August 31, 2012
ASSETS:
Current assets
Cash and cash equivalents	$821,163	$1,276,375
Restricted cash and cash equivalents	329,772	318,334
Marketable securities	31,804	—
Accounts receivable, net	177,557	198,279
Prepaid taxes	10,216	26,341
Deferred tax assets, current portion	49,870	69,052
Other current assets	45,813	49,609
Total current assets	1,466,195	1,937,990
Property and equipment, net	502,702	571,629
Goodwill	103,829	103,345
Intangible assets, net	137,252	149,034
Deferred tax assets, less current portion	89,706	77,628
Other assets	40,380	28,696
Total assets	$2,340,064	$2,868,322
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities
Short-term borrowings and current portion of long-term debt	$20,080	$638,588
Accounts payable	76,017	74,872
Student deposits	363,721	362,143
Deferred revenue	260,669	254,555
Accrued and other current liabilities	291,820	324,881
Total current liabilities	1,012,307	1,655,039
Long-term debt	71,203	81,323
Deferred tax liabilities	13,750	15,881
Other long-term liabilities	205,263	191,756
Total liabilities	1,302,523	1,943,999
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value	—	—
Apollo Group Class A nonvoting common stock, no par value	103	103
Apollo Group Class B voting common stock, no par value	1	1
Additional paid-in capital	43,600	93,770
Apollo Group Class A treasury stock, at cost	(3,860,036)	(3,878,612)
Retained earnings	4,890,172	4,743,150
Accumulated other comprehensive loss	(37,246)	(30,034)
Total Apollo shareholders’ equity	1,036,594	928,378
Noncontrolling interests (deficit)	947	(4,055)
Total equity	1,037,541	924,323
Total liabilities and shareholders’ equity	$2,340,064	$2,868,322
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net revenue	$834,372	$962,682	$1,889,555	$2,134,582
Costs and expenses:
Instructional and student advisory	383,702	425,607	815,852	878,888
Marketing	173,313	158,973	336,186	324,537
Admissions advisory	68,232	101,405	139,540	202,793
General and administrative	81,218	83,994	154,757	163,893
Depreciation and amortization	41,499	41,854	85,194	88,021
Provision for uncollectible accounts receivable	18,902	30,996	52,308	72,579
Restructuring and other charges	44,076	16,148	68,192	21,710
Litigation credit	(6,350)	—	(23,200)	—
Goodwill and other intangibles impairment	—	—	—	16,788
Total costs and expenses	804,592	858,977	1,628,829	1,769,209
Operating income	29,780	103,705	260,726	365,373
Interest income	388	215	937	721
Interest expense	(2,092)	(1,789)	(4,134)	(3,788)
Other, net	(126)	218	1,673	358
Income from continuing operations before income taxes	27,950	102,349	259,202	362,664
Provision for income taxes	(14,291)	(43,108)	(111,803)	(158,287)
Income from continuing operations	13,659	59,241	147,399	204,377
Income from discontinued operations, net of tax	—	1,930	—	4,078
Net income	13,659	61,171	147,399	208,455
Net (income) loss attributable to noncontrolling interests	(132)	2,711	(377)	4,741
Net income attributable to Apollo	$13,527	$63,882	$147,022	$213,196
Earnings per share – Basic:
Continuing operations attributable to Apollo	$0.12	$0.50	$1.31	$1.64
Discontinued operations attributable to Apollo	—	0.01	—	0.03
Basic income per share attributable to Apollo	$0.12	$0.51	$1.31	$1.67
Earnings per share – Diluted:
Continuing operations attributable to Apollo	$0.12	$0.49	$1.30	$1.63
Discontinued operations attributable to Apollo	—	0.02	—	0.03
Diluted income per share attributable to Apollo	$0.12	$0.51	$1.30	$1.66
Basic weighted average shares outstanding	112,573	125,298	112,496	127,808
Diluted weighted average shares outstanding	113,068	126,467	112,984	128,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income	$13,659	$61,171	$147,399	$208,455
Other comprehensive income (loss) (net of tax):
Currency translation (loss) gain	(3,389)	3,729	(2,630)	(4,628)
Comprehensive income	10,270	64,900	144,769	203,827
Comprehensive loss (income) attributable to noncontrolling interests	199	2,540	(73)	5,564
Comprehensive income attributable to Apollo	$10,469	$67,440	$144,696	$209,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012
Cash flows provided by (used in) operating activities:
Net income	$147,399	$208,455
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	27,515	40,492
Excess tax benefits from share-based compensation	—	(1,137)
Depreciation and amortization	85,194	88,283
Accelerated depreciation included in restructuring	30,641	—
Amortization of lease incentives	(7,114)	(7,668)
Amortization of deferred gains on sale-leasebacks	(1,399)	(1,399)
Goodwill and other intangibles impairment	—	16,788
Non-cash foreign currency loss (gain), net	146	(295)
Provision for uncollectible accounts receivable	52,308	72,579
Litigation credit	(23,200)	—
Deferred income taxes	(4,100)	(9,843)
Changes in assets and liabilities, excluding the impact of acquisition and disposition:
Restricted cash and cash equivalents	(11,438)	6,454
Accounts receivable	(33,919)	(64,093)
Prepaid taxes	16,143	27,529
Other assets	(3,939)	(9,789)
Accounts payable	1,094	20,365
Student deposits	2,551	(13,777)
Deferred revenue	8,632	8,551
Accrued and other liabilities	12,436	2,984
Net cash provided by operating activities	298,950	384,479
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(49,024)	(62,357)
Purchase of marketable securities	(39,444)	—
Maturities of marketable securities	7,470	—
Restricted funds held for legal matter	—	(145,000)
Acquisition, net of cash acquired	—	(73,736)
Proceeds from disposition	—	3,285
Other investing activities	(1,500)	(1,694)
Net cash used in investing activities	(82,498)	(279,502)
Cash flows provided by (used in) financing activities:
Payments on borrowings	(629,544)	(498,895)
Proceeds from borrowings	2,176	—
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(3,881)	(386,716)
Issuance of Apollo Group Class A common stock	2,131	9,336
Excess tax benefits from share-based compensation	—	1,137
Net cash used in financing activities	(671,618)	(875,138)
Exchange rate effect on cash and cash equivalents	(46)	(770)
Net decrease in cash and cash equivalents	(455,212)	(770,931)
Cash and cash equivalents, beginning of period	1,276,375	1,571,664
Cash and cash equivalents, end of period	$821,163	$800,733
Supplemental disclosure of cash flow and non-cash information:
Cash paid for income taxes, net of refunds	$100,713	$141,047
Cash paid for interest	$4,010	$4,859
Restricted stock units vested and released	$10,825	$14,640
Capital lease additions	$2,755	$19,440
Credits received for tenant improvements	$1,540	$22,671
Unsettled share repurchases	$—	$25,461
Debt incurred for acquired technology	$—	$14,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Operations
Apollo Group, Inc. and its wholly-owned subsidiaries, collectively referred to herein as “the Company,” “Apollo Group,” “Apollo,” “APOL,” “we,” “us” or “our,” has been an education provider since 1973. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix” or “the University”)

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”)

•	Western International University, Inc. (“Western International University” or “WIU”)

•	Universidad Latinoamericana (“ULA”)

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”)

•	Institute for Professional Development (“IPD”)

•	The College for Financial Planning Institutes Corporation (“CFFP”).
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group (“Carlyle”). We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns all of Apollo Global. Refer to Note 11, Shareholders’ Equity.
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
Our operations are generally subject to seasonal trends. We experience, and expect to continue to experience, fluctuations in our results of operations as a result of seasonal variations in the level of our institutions’ enrollments. Although University of Phoenix enrolls students throughout the year, its net revenue is generally lower in our second fiscal quarter (December through February) than the other quarters due to holiday breaks. Because of the seasonal nature of our business and other factors, the results of operations for the three and six months ended February 28, 2013 are not necessarily indicative of results to be expected for the entire fiscal year.

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
Note 3. Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. The following details the charges incurred for the three and six months ended February 28, 2013 and February 29, 2012, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Lease and related costs, net	$34,640	$16,148	$44,752	$21,710	$79,800
Severance and other employee separation costs	8,217	—	19,160	—	35,893
Other restructuring related costs	1,219	—	4,280	—	14,107
Restructuring and other charges	$44,076	$16,148	$68,192	$21,710	$129,800
The following summarizes the above restructuring and other charges in our segment reporting:

	Three Months Ended		Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
University of Phoenix	$38,445	$16,148	$55,341	$21,710	$98,256
Apollo Global	3,336	—	3,415	—	9,333
Other	2,295	—	9,436	—	22,211
Restructuring and other charges	$44,076	$16,148	$68,192	$21,710	$129,800

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following details the changes in our restructuring liability by type of cost during the six months ended February 28, 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Other Restructuring Related Costs	Total
Balance at August 31, 2012(1)	$26,024	$2,998	$1,411	$30,433
Restructuring and other charges	44,752	19,160	4,280	68,192
Non-cash adjustments(2)	(26,883)	(1,428)	—	(28,311)
Payments	(6,075)	(15,076)	(5,345)	(26,496)
Balance at February 28, 2013(1)	$37,818	$5,654	$346	$43,818
(1) The current portion of our restructuring liability was $16.6 million and $11.3 million as of February 28, 2013 and August 31, 2012, respectively. The majority of these balances are included in accrued and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Non-cash adjustments for lease and related costs, net represents $30.6 million of accelerated depreciation, partially offset by the release of certain liabilities associated with the leases such as deferred rent. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.
As part of our business processes reengineering, University of Phoenix initiated a plan to realign its ground locations throughout the U.S. during fiscal year 2013. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities the University had not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge during the first quarter of fiscal year 2013. We also revised the useful lives of the fixed assets at each of the designated facilities the University had not yet closed through the expected closure dates resulting in $30.6 million of accelerated depreciation during the six months ended February 28, 2013.
As of February 28, 2013, University of Phoenix has closed approximately 25% of the locations included in the plan, all of which it is no longer using and has determined will no longer provide a future economic benefit. The leases associated with these locations were classified as operating leases and we recorded initial aggregate charges of $13.4 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Subject to regulatory approvals, University of Phoenix expects to substantially complete this ground location realignment and incur additional related charges in fiscal year 2013.
During fiscal year 2013, we also initiated workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the six months ended February 28, 2013 and incurred $19.2 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. We expect to eliminate substantially all of the remaining positions associated with these reductions and incur related charges in fiscal year 2013.
We incurred $4.3 million of costs during the six months ended February 28, 2013 principally attributable to services from a consulting firm associated with our restructuring initiatives. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and are included with cash flows from continuing operations on our Condensed Consolidated Statements of Cash Flows. MPW was previously included in the Apollo Global reportable segment.
The following summarizes MPW’s operating results for the three and six months ended February 29, 2012, which are presented in income from discontinued operations, net of tax in our Condensed Consolidated Statements of Income:

($ in thousands)	Three Months Ended February 29, 2012	Six Months Ended February 29, 2012
Net revenue	$6,870	$13,660
Costs and expenses	4,250	8,139
Income from discontinued operations before income taxes	2,620	5,521
Provision for income taxes	(690)	(1,443)
Income from discontinued operations, net of tax	1,930	4,078
Income from discontinued operations, net of tax, attributable to noncontrolling interests	(278)	(587)
Income from discontinued operations, net of tax, attributable to Apollo	$1,652	$3,491
The operating results of discontinued operations summarized above only includes revenues and costs directly attributable to the discontinued operations, and not those attributable to our continuing operations. Accordingly, no interest or general corporate overhead expenses have been allocated to MPW.
Note 5. Current Marketable Securities
We invest our excess cash balances in instruments that may include time deposits, commercial paper and other marketable securities. We classify such instruments with original maturities greater than three months as marketable securities on our Condensed Consolidated Balance Sheets.
As of February 28, 2013, our $31.8 million of current marketable securities principally consist of tax-exempt municipal bonds and corporate bonds. We have classified these investments as held-to-maturity because we have the intent and ability to hold them until maturity. Accordingly, our current marketable securities are reported at amortized cost, which approximates fair value due to the short-term nature of the investments. We have not recorded gains or losses on our held-to-maturity investments.
Note 6. Accounts Receivable, Net
Accounts receivable, net consist of the following as of February 28, 2013 and August 31, 2012:

($ in thousands)	February 28, 2013	August 31, 2012
Student accounts receivable	$245,024	$287,619
Less allowance for doubtful accounts	(84,773)	(107,230)
Net student accounts receivable	160,251	180,389
Other receivables	17,306	17,890
Total accounts receivable, net	$177,557	$198,279
Student accounts receivable is composed primarily of amounts due related to tuition and educational services. The following summarizes the activity in allowance for doubtful accounts for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Beginning allowance for doubtful accounts	$101,793	$122,590	$107,230	$128,897
Provision for uncollectible accounts receivable	18,902	30,996	52,308	72,579
Write-offs, net of recoveries	(35,922)	(34,640)	(74,765)	(82,530)
Ending allowance for doubtful accounts	$84,773	$118,946	$84,773	$118,946

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis consist of the following as of February 28, 2013:

		Fair Value Measurements at Reporting Date Using
	February 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Assets:
Cash equivalents (including restricted cash equivalents):
Money market funds	$967,752	$967,752	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$973,698	$967,752	$—	$5,946

Liabilities:
Other long-term liabilities:
Contingent payment	$5,855	$—	$—	$5,855
Total liabilities at fair value on a recurring basis	$5,855	$—	$—	$5,855
Assets measured at fair value on a recurring basis consist of the following as of August 31, 2012:

		Fair Value Measurements at Reporting Date Using
	August 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
($ in thousands)
Cash equivalents (including restricted cash equivalents):
Money market funds	$629,166	$629,166	$—	$—
Other assets:
Auction-rate securities	5,946	—	—	5,946
Total assets at fair value on a recurring basis	$635,112	$629,166	$—	$5,946
We measure the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified within Level 1 and valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. As of February 28, 2013 and August 31, 2012, our remaining cash and cash equivalents and current marketable securities not disclosed in the above tables approximate fair value because of the short-term nature of the financial instruments.

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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Excluding the new contingent payment obligation recorded during fiscal year 2013, we did not change our valuation techniques associated with recurring fair value measurements from prior periods.
There were no changes in the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended February 28, 2013. The following summarizes the changes in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

($ in thousands)
Balance at August 31, 2012	$—
Purchase of noncontrolling interest	6,000
Change in fair value included in net income	(145)
Balance at February 28, 2013	$5,855
Liabilities measured at fair value on a nonrecurring basis during the first six months of fiscal year 2013 consist of the following:

		Fair Value Measurements at Measurement Dates Using
($ in thousands)	Fair Value at Measurement Dates	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Losses for Six Months Ended February 28, 2013
Other liabilities:
Initial lease obligations	$13,373	$—	$—	$13,373	$13,373
Total liabilities at fair value on a nonrecurring basis	$13,373	$—	$—	$13,373	$13,373
During the six months ended February 28, 2013, we recorded $13.4 million of aggregate initial lease obligations at fair value associated with closing certain leased facilities as part of our restructuring activities. We recorded the lease obligation liabilities on the date we ceased use of the facilities, and we measured the liabilities at fair value using Level 3 inputs included in the valuation method. Refer to Note 3, Restructuring and Other Charges.
Note 8. Accrued and Other Liabilities
Accrued and other current liabilities consist of the following as of February 28, 2013 and August 31, 2012:

($ in thousands)	February 28, 2013	August 31, 2012
Salaries, wages and benefits	$103,154	$117,432
Accrued advertising	41,625	45,737
Accrued legal and other professional obligations	40,604	57,476
Deferred rent and other lease liabilities	17,893	19,868
Student refunds, grants and scholarships	13,274	11,181
Curriculum materials	11,064	13,004
Other	64,206	60,183
Total accrued and other current liabilities	$291,820	$324,881

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other long-term liabilities consist of the following as of February 28, 2013 and August 31, 2012:

($ in thousands)	February 28, 2013	August 31, 2012
Deferred rent and other lease liabilities	$82,406	$88,164
Restructuring lease obligations	27,216	19,122
Uncertain tax positions	26,121	27,223
Deferred gains on sale-leasebacks	24,293	25,692
Other	45,227	31,555
Total other long-term liabilities	$205,263	$191,756
Note 9. Debt
Debt and short-term borrowings consist of the following as of February 28, 2013 and August 31, 2012:

($ in thousands)	February 28, 2013	August 31, 2012
Revolving Credit Facility, see terms below	$—	$615,000
Capital lease obligations	54,972	70,215
Other, see terms below	36,311	34,696
Total debt	91,283	719,911
Less short-term borrowings and current portion of long-term debt	(20,080)	(638,588)
Long-term debt	$71,203	$81,323

•
Revolving Credit Facility – In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.

We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of February 28, 2013, we have approximately $13 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2013.

•
Other – As of February 28, 2013 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2013 and August 31, 2012 was 5.6% and 5.7%, respectively.

During the second quarter of fiscal year 2013, we terminated our £39.0 million secured credit agreement at BPP.

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
Our federal income tax returns for fiscal years 2006 through 2008 and 2011 are under review by the Internal Revenue Service (“IRS”). During the first quarter of fiscal year 2013, the IRS completed its audit of our federal income tax returns for fiscal years 2009 and 2010 without significant adjustment.
We are subject to numerous ongoing audits, including those noted above, by federal, state, local and foreign tax authorities. Although we believe our tax accruals are reasonable, the final determination of tax audits in the U.S. or abroad and any related litigation could result in tax liabilities that materially differ from our historical income tax provisions and accruals.
Note 11. Shareholders’ Equity
The following details changes in shareholders’ equity during the six months ended February 28, 2013 and February 29, 2012:

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B			Retained Earnings				Total Equity
($ in thousands)	Stated Value	Stated Value		Cost
Balance as of August 31, 2012	$103	$1	$93,770	$(3,878,612)	$4,743,150	$(30,034)	$928,378	$(4,055)	$924,323
Treasury stock purchases	—	—	—	(3,881)	—	—	(3,881)	—	(3,881)
Treasury stock issued under stock purchase plans	—	—	(2,591)	4,722	—	—	2,131	—	2,131
Treasury stock issued under stock incentive plans	—	—	(17,735)	17,735	—	—	—	—	—
Net tax effect for stock incentive plans	—	—	(8,816)	—	—	—	(8,816)	—	(8,816)
Share-based compensation	—	—	27,515	—	—	—	27,515	—	27,515
Currency translation adjustment, net of tax	—	—	—	—	—	(2,326)	(2,326)	(304)	(2,630)
Purchase of noncontrolling interest	—	—	(48,543)	—	—	(4,886)	(53,429)	4,929	(48,500)
Net income	—	—	—	—	147,022	—	147,022	377	147,399
Balance as of February 28, 2013	$103	$1	$43,600	$(3,860,036)	$4,890,172	$(37,246)	$1,036,594	$947	$1,037,541

	Common Stock		Additional Paid-in Capital	Treasury Stock Class A		Accumulated Other Comprehensive Loss	Total Apollo Shareholders’ Equity	Non-Controlling Interests (Deficit)
	Class A	Class B			Retained Earnings				Total Equity
($ in thousands)	Stated Value	Stated Value		Cost
Balance as of August 31, 2011	$103	$1	$68,724	$(3,125,175)	$4,320,472	$(23,761)	$1,240,364	$3,625	$1,243,989
Treasury stock purchases	—	—	—	(412,177)	—	—	(412,177)	—	(412,177)
Treasury stock issued under stock purchase plans	—	—	(430)	3,134	—	—	2,704	—	2,704
Treasury stock issued under stock incentive plans	—	—	(16,940)	23,572	—	—	6,632	—	6,632
Net tax effect for stock incentive plans	—	—	(1,906)	—	—	—	(1,906)	—	(1,906)
Share-based compensation	—	—	40,492	—	—	—	40,492	—	40,492
Currency translation adjustment, net of tax	—	—	—	—	—	(3,805)	(3,805)	(823)	(4,628)
Net income (loss)	—	—	—	—	213,196	—	213,196	(4,741)	208,455
Balance as of February 29, 2012	$103	$1	$89,940	$(3,510,646)	$4,533,668	$(27,566)	$1,085,500	$(1,939)	$1,083,561

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following details net income attributable to Apollo and transfers to noncontrolling interest for the six months ended February 28, 2013 and February 29, 2012:

	Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012
Net income attributable to Apollo	$147,022	$213,196
Transfer to noncontrolling interest:
Decrease in equity for purchase of Carlyle interest	(48,543)	—
Change from net income attributable to Apollo and transfer to noncontrolling interest	$98,479	$213,196
Purchase of Noncontrolling Interest
During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from Carlyle. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. We estimated the fair value of the contingent payment to be $6.0 million on the purchase date using a discounted cash flow valuation method encompassing significant unobservable inputs. Refer to Note 7, Fair Value Measurements. As a result of the transaction, Apollo Group owns all of Apollo Global. This purchase was accounted for as an equity transaction resulting in the removal of Carlyle’s noncontrolling interest from our Condensed Consolidated Balance Sheets. Accordingly, we recorded an adjustment to additional paid-in capital of $48.5 million, which principally represents the difference between the fair value of the consideration discussed above and the carrying amount of the noncontrolling interest acquired. The adjustment to additional paid-in capital also includes an adjustment to accumulated other comprehensive loss to reflect the change in Apollo’s proportionate interest.
The remaining noncontrolling interest on our Condensed Consolidated Balance Sheets following the above purchase represents an ownership interest in a subsidiary of BPP.
Share Reissuances
During the three months ended February 28, 2013 and February 29, 2012, we issued 0.1 million and 0.3 million shares, respectively, and during the six months ended February 28, 2013 and February 29, 2012, we issued 0.5 million and 0.5 million shares, respectively, of our Apollo Group Class A common stock from our treasury stock. These reissuances are a result of stock option exercises, release of shares covered by vested restricted stock units, and/or purchases under our employee stock purchase plan.
Share Repurchases
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock from time to time depending on market conditions and other considerations.
We did not repurchase shares of our Apollo Group Class A common stock during the three and six months ended February 28, 2013. During the three and six months ended February 29, 2012, we repurchased 6.4 million and 8.1 million shares of our Apollo Group Class A common stock at a total cost of $328.8 million and $407.0 million, respectively. At February 29, 2012, we also had $25.5 million of unsettled share repurchases that settled subsequent to February 29, 2012. The weighted average purchase prices for the three and six months ended February 29, 2012 were $51.65 and $50.42 per share, respectively.
As of February 28, 2013, we have no availability on our share repurchase authorization. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
In connection with the release of vested shares of restricted stock, we repurchased 0.1 million and less than 0.1 million shares of Class A common stock for $0.4 million and $2.8 million during the three months ended February 28, 2013 and February 29, 2012, respectively. During the six months ended February 28, 2013 and February 29, 2012, we repurchased 0.2 million and 0.1 million shares of Class A common stock for $3.9 million and $5.2 million, respectively. These repurchases relate to tax withholding requirements on the restricted stock units.

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
Diluted weighted average shares outstanding includes the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting and release of restricted stock units and performance share awards. The components of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net income attributable to Apollo (basic and diluted)	$13,527	$63,882	$147,022	$213,196
Basic weighted average shares outstanding	112,573	125,298	112,496	127,808
Dilutive effect of stock options	—	341	—	183
Dilutive effect of restricted stock units and performance share awards	495	828	488	738
Diluted weighted average shares outstanding	113,068	126,467	112,984	128,729
Earnings per share:
Basic income per share attributable to Apollo	$0.12	$0.51	$1.31	$1.67
Diluted income per share attributable to Apollo	$0.12	$0.51	$1.30	$1.66
During the three months ended February 28, 2013 and February 29, 2012, 7.8 million and 6.2 million, respectively, of our stock options outstanding and 1.8 million and 0.2 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
During the six months ended February 28, 2013 and February 29, 2012, 8.1 million and 7.7 million, respectively, of our stock options outstanding and 1.9 million and less than 0.1 million, respectively, of our restricted stock units and performance share awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. These options, restricted stock units and performance share awards could be dilutive in the future.
Note 13. Share-Based Compensation
The following details share-based compensation expense for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Instructional and student advisory	$5,614	$6,701	$13,202	$14,123
Marketing	1,054	1,706	3,097	3,940
Admissions advisory	196	425	366	872
General and administrative	3,399	10,768	9,422	21,557
Restructuring and other charges	363	—	1,428	—
Share-based compensation expense	$10,626	$19,600	$27,515	$40,492
In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 3,000 and 29,000 stock options during the three and six months ended February 28, 2013, respectively. For the three and six months ended February 28, 2013, the weighted average grant date fair value was $7.02 and $7.69, respectively, and the weighted average exercise price of these options was $21.40 and $19.80, respectively. As of February 28, 2013, there was $7.5 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.6 years.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In accordance with our Apollo Group, Inc. Amended and Restated 2000 Stock Incentive Plan, we granted 43,000 and 119,000 restricted stock units and performance share awards during the three and six months ended February 28, 2013, respectively, with a weighted average grant date fair value of $21.05 and $21.04, respectively. As of February 28, 2013, there was $64.5 million and $3.4 million of total unrecognized share-based compensation cost, net of forfeitures, related to unvested restricted stock units and performance share awards, respectively. These costs are expected to be recognized over a weighted average period of 2.1 years.
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

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The complaint alleges, among other things, that University of Phoenix has violated the Federal False Claims Act since December 12, 2009 and the California False Claims Act for the preceding ten years by falsely certifying to the U.S. Department of Education and the State of California that University of Phoenix was in compliance with various regulations that require compliance with federal rules regarding the payment of incentive compensation to admissions personnel, in connection with University of Phoenix’s participation in student financial aid programs. In addition to injunctive relief and fines, the relators seek significant damages on behalf of the Department of Education and the State of California, including all student financial aid disbursed by the Department to our students since December 2009 and by the State of California to our students during the preceding ten years. On July 12, 2011, we filed a motion to dismiss and on August 30, 2011, relators filed a motion for leave to file a Second Amended Complaint, which the Court granted. On November 2, 2011, we filed a motion to dismiss relators’ Second Amended Complaint, which was denied by the Court on July 6, 2012. On August 1, 2012, we filed a motion for certification of an interlocutory appeal, which was denied by the Court on March 7, 2013.
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
On January 7, 2011, the Court granted our motion for summary judgment and dismissed the case with prejudice, citing plaintiff’s failure to point to admissible evidence that could support a finding of infringement. Plaintiff appealed the order granting summary judgment to the United States Court of Appeals for the Federal Circuit, which held oral argument on December 5, 2011. On March 7, 2012, a divided three-judge panel of the Federal Circuit issued an opinion affirming in part and reversing in part the order granting summary judgment, and it remanded a portion of the plaintiff’s claims to the district court for further proceedings. We filed a Petition for Rehearing with the Federal Circuit regarding the portion of the decision reversing the grant of summary judgment, which the Federal Circuit denied on May 25, 2012. Accordingly, the case has been remanded to the U.S. District Court for the Eastern District of Virginia for further proceedings, the outcome of which remains uncertain at this point. We anticipate filing a motion for summary judgment at the close of discovery. If that motion is not successful, the matter is scheduled for a jury trial in November 2013.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of February 28, 2013, we have accrued an immaterial amount reflecting a rejected settlement offer we made during the fiscal year 2012 and additional legal costs that we may incur in this matter. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action in excess of our accrual as of February 28, 2013.
Putative Class Action under the Telephone Consumer Protection Act
On March 12, 2013, Del-Rio Swink filed a class action complaint against University of Phoenix and Receivable Management Services Corporation alleging violations of the Telephone Consumer Protection Action (“TPCA”). The complaint, which is captioned Swink v. University of Phoenix et al., 4:13-cv-00461 and which was filed in U.S. District Court for the Eastern District of Missouri, alleges that defendants, in seeking to collect tuition debt, violated the TCPA by using automatic dialing systems to place unsolicited telephone calls to the cellular telephones of plaintiff and other former students. It seeks to recover damages on behalf of plaintiff and other similarly situated individuals.
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
K.K. Modi Investment and Financial Services Pvt. Ltd.
On November 8, 2010, a suit was filed by K.K. Modi Investment and Financial Services Pvt. Ltd. (“Modi”) in the High Court of Delhi at New Delhi against defendants Apollo Group, Inc., Western International University, Inc., University of Phoenix, Inc., Apollo Global, Inc., Modi Apollo International Group Pvt. Ltd., Apollo International, Inc., John G. Sperling, Peter V. Sperling and Jorge Klor De Alva, seeking to permanently enjoin the defendants from making investments in the education industry in the Indian market in breach of an exclusivity and noncompete provision which plaintiff alleges is applicable to Apollo Group and its subsidiaries. The case is entitled, K.K. Modi Investment and Financial Services Pvt. Ltd. v. Apollo International, et. al. We believe that the relevant exclusivity and noncompete provision is inapplicable to us and our affiliates, we have sought to dismiss this action on those grounds, and our application for such relief remains pending before the Court. On December 14, 2010, the Court declined to enter an injunction, but the matter is set for a further hearing on April 29, 2013. If plaintiff ultimately obtains the requested injunctive relief, our ability to conduct business in India, including through our joint venture with HT Media Limited, may be adversely affected. It is also possible that in the future K.K. Modi may seek to expand existing litigation in India or commence litigation in the U.S. in which it may assert a significant damage claim against us.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During fiscal year 2013, we resolved the dispute with our insurers regarding the previously advanced defense costs for this action. As a result, we reversed previously recorded charges associated with this dispute, which are included in litigation credit on our Condensed Consolidated Statements of Income during the six months ended February 28, 2013. We do not believe we have any exposure associated with this matter in the future.
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

•
State of Florida. On October 22, 2010, University of Phoenix received notice that the State of Florida Office of the Attorney General in Fort Lauderdale, Florida had commenced an investigation into possible unfair and deceptive trade practices associated with certain alleged practices of the University. The notice included a subpoena to produce documents and detailed information for the time period of January 1, 2006 to the present about a broad spectrum of the University’s business. We are cooperating with the investigation, but also filed a suit to quash or limit the subpoena and to protect information sought that constitutes propriety or trade secret information. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

•
State of Massachusetts. In May 2011 and January 2013, University of Phoenix received Civil Investigative Demands from the State of Massachusetts Office of the Attorney General. The Demands relate to an investigation of possible unfair or deceptive methods, acts, or practices by for-profit educational institutions in connection with the recruitment of students and the financing of education. The Demands seek documents, information and testimony regarding a broad spectrum of the University’s business for the time period of January 1, 2002 to the present. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

•
State of Delaware. On August 3, 2011, University of Phoenix received a subpoena from the Attorney General of the State of Delaware to produce detailed information regarding the University’s students residing in Delaware. The time period covered by the subpoena is January 1, 2006 to the present. We are cooperating with the investigation. We cannot predict the eventual scope, duration or outcome of the investigation at this time.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Securities and Exchange Commission
During April 2012, we received notification from the Enforcement Division of the Securities and Exchange Commission requesting documents and information relating to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts. On January 17, 2013, we were informed in writing that the Enforcement Division had completed its investigation into this matter and did not intend to recommend any enforcement action by the Commission.
UNIACC Investigations
UNIACC was advised by the National Accreditation Commission of Chile in November 2011 that its institutional accreditation would not be renewed and therefore had lapsed. Subsequently, in June 2012, a prosecutor’s office in Santiago, Chile requested that UNIACC provide documents relating to UNIACC’s relationship with a former employee and consultant who served as a member of the National Accreditation Commission until March 2012, and we have since received requests for additional information in connection with this investigation. Furthermore, in August 2012, the prosecutor’s office began requesting that UNIACC provide information about UNIACC’s business structure and operations and its relationship with other Apollo entities, in connection with an additional investigation regarding UNIACC’s compliance with applicable laws concerning the generation of profit by universities such as UNIACC. The prosecutor’s office is also requesting additional information from UNIACC regarding certain government funding received by the institution. In November 2012, UNIACC learned that the Ministry of Education was commencing a formal investigation into related profit issues and concerning the official recognition of UNIACC as a university under Chilean law. We are cooperating with these investigations. At this time, we cannot predict the eventual scope, course or outcome of these investigations.
Refer to Note 10, Income Taxes, for discussion of Internal Revenue Service audits.
Note 15. Regulatory Matters
Student Financial Aid
In fiscal year 2012, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 84% of the University’s cash basis revenue for eligible tuition and fees was derived from Title IV financial aid program funds, as calculated under the 90/10 Rule.
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
University of Phoenix was recertified in November 2009 and entered into a new Title IV Program Participation Agreement which expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the possible imposition of a probation sanction by The Higher Learning Commission, as discussed below, might have on this process.
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
On February 22, 2013, University of Phoenix received the HLC peer review team’s draft report regarding the ongoing accreditation reaffirmation review of the University. Although the peer review team specifically noted in the draft report that the University is well resourced and innovative and has many strengths, including a high level of relevant student services and technology, the team determined that the University is not in compliance with certain requirements relating to administrative structure and governance and recommended that HLC place the University on probation status. Specifically, the review team concluded that University of Phoenix has insufficient autonomy relative to its parent corporation, Apollo Group, to assure that the University’s board of directors can manage the institution, assure the University’s integrity, exercise its fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation. The draft report also identified the following areas of concern that may require future reporting and follow-up activities by the University, but these were not the basis for the team’s probation recommendation:

•	retention and graduation rates;

•	sufficiency of Ph.D program faculty research activity;

•	reliance on federal student financial aid;

•	assessment of student learning; and

•	documentation of credit hour policies and practices with regard to learning outcomes of learning teams.
If HLC were to impose the sanction of probation, the University’s accreditation would be reaffirmed for the period of probation, which can last for up to two years. Before the end of the probation period, the University would be required to undergo another comprehensive evaluation visit.
Also on February 22, 2013, Western International University received the HLC peer review team’s draft report regarding HLC’s ongoing accreditation reaffirmation review. In the draft report, the review team made a finding that WIU is not in compliance with certain requirements, including governance, and therefore recommended that HLC place WIU on probation status.
We intend to work diligently with HLC to reach agreement on an appropriate governance model that protects the core policy concerns of HLC, while permitting the executive officers and directors of Apollo Group and our institutions to fully discharge their fiduciary duties.
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
A summary of financial information by reportable segment is as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Net revenue
University of Phoenix	$756,445	$885,312	$1,696,335	$1,942,381
Apollo Global	62,514	59,924	159,305	155,891
Other	15,413	17,446	33,915	36,310
Net revenue	$834,372	$962,682	$1,889,555	$2,134,582
Operating income (loss)(1):
University of Phoenix	$71,188	$140,742	$313,507	$432,780
Apollo Global(2)	(26,280)	(22,548)	(35,423)	(37,501)
Other(3)	(15,128)	(14,489)	(17,358)	(29,906)
Total operating income	29,780	103,705	260,726	365,373
Reconciling items:
Interest income	388	215	937	721
Interest expense	(2,092)	(1,789)	(4,134)	(3,788)
Other, net	(126)	218	1,673	358
Income from continuing operations before income taxes	$27,950	$102,349	$259,202	$362,664
(1) University of Phoenix, Apollo Global and Other include charges associated with our restructuring activities. Refer to Note 3, Restructuring and Other Charges.
(2) The operating loss for Apollo Global for the six months ended February 29, 2012 includes $16.8 million of goodwill and other intangibles impairment charges.
(3) The operating loss for Other includes credits of $5.0 million and $21.9 million during the three and six months ended February 28, 2013, respectively, resulting from resolution in certain of our legal matters. Refer to Note 14, Commitments and Contingencies.

APOLLO GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of our consolidated assets by reportable segment is as follows:

($ in thousands)	February 28, 2013	August 31, 2012
University of Phoenix	$880,120	$938,104
Apollo Global	370,046	389,509
Other(1)	1,089,898	1,540,709
Total assets	$2,340,064	$2,868,322
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
Overview
Apollo is one of the world’s largest private education providers and has been a provider of education services since 1973. We believe that our success depends on providing high quality educational products and services to students to maximize the benefits of their educational experience. We offer innovative and distinctive educational programs and services both online and on-campus at the undergraduate, master’s and doctoral levels principally through the following wholly-owned subsidiaries:

•	The University of Phoenix, Inc. (“University of Phoenix” or “the University”)

•	Apollo Global, Inc. (“Apollo Global”):

•	BPP Holdings Limited (“BPP”)

•	Western International University, Inc. (“Western International University” or “WIU”)

•	Universidad Latinoamericana (“ULA”)

•	Universidad de Artes, Ciencias y Comunicación (“UNIACC”)

•	Institute for Professional Development (“IPD”)

•	The College for Financial Planning Institutes Corporation (“CFFP”).
Substantially all of our net revenue is composed of tuition and fees for educational services. In fiscal year 2012, University of Phoenix generated 91% of our total consolidated net revenue and more than 100% of our operating income, and 84% of the University’s cash basis revenue for eligible tuition and fees was derived from U.S. federal financial aid programs established by Title IV of the Higher Education Act and regulations promulgated thereunder (“Title IV”), as calculated under the 90/10 Rule.
Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks as we work toward our goal of providing attractive returns for all of our stakeholders:

•
The Higher Learning Commission Peer Review Team Draft Reports. On February 22, 2013, University of Phoenix received from The Higher Learning Commission, its institutional accreditor (“HLC”), the HLC peer review team’s draft report regarding the ongoing accreditation reaffirmation review of the University. Although the peer review team specifically noted in the draft report that the University is well resourced and innovative and has many strengths, including a high level of relevant student services and technology, the team determined that the University is not in compliance with certain requirements relating to administrative structure and governance and recommended that HLC place the University on probation status. Specifically, the review team concluded that University of Phoenix has insufficient autonomy relative to its parent corporation, Apollo Group, to assure that the University’s board of directors can manage the institution, assure the University’s integrity, exercise its fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation. The draft report also identified various areas of concern that may require future reporting and follow-up activities by the University, but these were not the basis for the team’s probation recommendation. If HLC were to impose the sanction of probation, the University’s accreditation would be reaffirmed for the period of probation, which can last for up to two years. Before the end of the probation period, the University would be required to undergo another comprehensive evaluation visit.

We intend to work diligently with HLC to reach agreement on an appropriate governance model that protects the core policy concerns of HLC, while permitting the executive officers and directors of Apollo Group and University of Phoenix to fully discharge their fiduciary duties. Resulting changes we may make in the corporate governance and administrative structure of University of Phoenix could increase our operating costs and/or decrease our managerial flexibility to address the rapidly evolving post-secondary education market, and the development and implementation of these changes may involve substantial amounts of time, executive talent and expense. Moreover, the review team’s draft probation recommendation, and any eventual imposition of probation, may adversely impact University of Phoenix’s reputation and enrollment, and therefore may materially harm our business. For further discussion of the draft review report and the possible consequences to our business, see the risk factor related to the draft review report in Part II, Item 1A of this report.
Also on February 22, 2013, Western International University received the HLC peer review team’s draft report regarding HLC’s ongoing accreditation reaffirmation review. In the draft report, the review team made a finding that WIU is not in compliance with certain requirements, including governance, and therefore recommended that HLC place WIU on probation status. WIU intends to work diligently with HLC to reach agreement on an appropriate governance model and to address the other compliance concerns.

•
Rapidly Evolving Education Industry. The U.S. higher education industry, including the proprietary sector, is experiencing unprecedented, rapidly developing changes due to technological developments, evolving needs and objectives of students and employers, economic constraints affecting educational institutions and students, and other factors that challenge many of the core principles underlying the industry. Related to this, an increasing number of traditional colleges and universities and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students, including from colleges with well-established brand names. We also have experienced increased price competition through the use of scholarships and other means, which may accelerate in the future. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (so-called MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. We must adapt our business to meet these rapidly evolving developments, and many of the initiatives described below are driven by our focus on this imperative.

•
Education to Careers Value Proposition. We believe it is critical that we demonstrate a clear connection between our students’ education goals and their career goals. Accordingly, we are focused on providing a compelling relationship between our degree programs and improvement in our graduates’ prospects for employment in their field of choice or advancement within their existing careers. We are enhancing this key element of our value proposition through various initiatives, including connecting our educational offerings directly with employers, providing an interactive online portal that allows employers to directly recruit our students, and incorporating career resources such as career planning tools directly into the learning experience. If we are unable to communicate our value proposition with sufficient clarity or it is not aligned with the specific needs of prospective students, we may need to accelerate the enhancement of our offerings in order to more effectively deliver a relevant student experience at the right value, which could adversely impact our operating results.

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

•	We have modified our marketing content and channels with the goal of better identifying potential students that we believe are more likely to succeed at University of Phoenix; and

•	We have eliminated all enrollment factors in evaluating the performance of our admissions personnel in order to better align our admissions personnel with our students’ success.
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

•
Business Process Reengineering. Beginning in fiscal year 2011 and continuing through the second quarter of fiscal year 2013, we initiated a series of activities to reengineer business processes and refine our educational delivery structure. These activities are designed to increase operating efficiencies and effectiveness, and enhance our students’ educational experience and outcomes. We have incurred $129.8 million of cumulative restructuring and other charges associated with these activities, including the following initiatives during fiscal year 2013:

•
A plan to realign University of Phoenix’s ground locations throughout the U.S. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. We incurred $44.8 million of expense associated with this plan during the first six months of fiscal year 2013, the substantial majority of which is accelerated depreciation for fixed assets at the locations the University has not yet closed and lease obligations for facilities it has closed. Subject to regulatory approvals, the University expects to substantially complete this ground location realignment in fiscal year 2013. We expect to incur approximately $130 million of additional charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. The University plans to continue investing in its remaining ground locations offering academic and career support and increased mobile connectivity, while continuing to advance its online learning platform.

•
Workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the six months ended February 28, 2013 and incurred $19.2 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. We expect to incur approximately $10 million of additional charges associated with these reductions as the remaining positions are eliminated.

Our restructuring activities are expected to favorably impact annual operating expenses by at least $350 million when compared to fiscal year 2012. Although we expect to realize at least $250 million of these annual savings in fiscal year 2013, we do not expect to realize the full $350 million in annual savings until fiscal year 2014.

•
Other Regulatory Matters. The following summarizes significant regulatory matters applicable to our business in addition to the HLC peer review team draft reports discussed above. For a more detailed discussion of the regulatory environment and related risks, refer to Part I, Item 1, Business, and Item 1A, Risk Factors, in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.

•
U.S. Congressional Activity and Financial Aid Funding. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education and we expect this focus to continue. Various Congressional hearings and roundtable discussions have been held, beginning in June 2010, by the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) and other Congressional members and committees regarding various aspects of the education industry, including the role played by the regional accrediting bodies. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees, and we intend to continue being responsive to Congress in this regard. In July 2012, the HELP Committee majority staff issued their final report which was unfavorable to proprietary institutions and included a number of recommendations to be considered by Congress in connection with the required reauthorization of the federal Higher Education Act in 2013. We expect that additional Congressional hearings and roundtable discussions will be held regarding various aspects of the education industry in connection with the upcoming Higher Education Act reauthorization. Over the past two years, a number of proposed bills and amendments have been introduced in the Senate and House of Representatives that if adopted, would adversely affect our business. We expect that a number of these prior legislative and other proposals will be considered in connection with the upcoming Higher Education Act reauthorization. We cannot predict the degree to which the Higher Education Act reauthorization or any other legislative proposals may affect the proprietary education sector generally or our business in particular. As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income.

In addition to possible reductions in federal student financial aid, state-funded and certain military financial aid may be reduced as many states grapple with their own historic budget shortfalls and military branches address decreased funding. Reductions and/or changes in either military or state-funded financial aid could result in increased student borrowing, decreased enrollment and adverse impacts on our 90/10 Rule percentage.

•
Program Participation Agreement. University of Phoenix’s Title IV Program Participation Agreement expired December 31, 2012. The University has submitted necessary documentation for re-certification and its eligibility continues on a month-to-month basis until the Department issues its decision on the application. We have no reason to believe that the University’s application will not be renewed in due course, and it is not unusual to be continued on a month-to-month basis until the Department completes its review. However, we cannot predict whether, or to what extent, the possible imposition of a probation sanction by The Higher Learning Commission might have on this process.

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

•
90/10 Rule. One requirement of the Higher Education Act, as reauthorized, commonly referred to as the “90/10 Rule,” provides that a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. The University of Phoenix 90/10 Rule percentage for fiscal year 2012 was 84%. Based on our most recent trends, we do not expect the 90/10 Rule percentage for the University to exceed 90% for fiscal year 2013. However, the 90/10 Rule percentage for the University remains high and could exceed 90% in the future.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution’s student loan cohort default rates must remain below certain specified levels. An educational institution will lose its eligibility to participate in Title IV programs if its two-year student loan cohort default rates exceed 25% for three consecutive cohort years, or 40% for any given cohort year. The 2010 two-year cohort default rate for University of Phoenix was 17.9%, and the draft 2011 two-year cohort default rate, which will be finalized in September 2013, was 14.3%.

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

•
Information Technology. We are upgrading a substantial portion of our key IT systems, including our student learning system, student services platform and corporate applications, and retiring the related legacy systems. We believe that these new systems will improve the productivity, scalability, reliability and sustainability of our IT infrastructure and improve the student experience. However, the transition from our legacy systems entails risk of unanticipated disruption, including disruptions in our core business functions that could adversely impact our business.

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
Fiscal Year 2013 Significant Events
In addition to the items mentioned above, we experienced the following significant events during fiscal year 2013 to date:

1.
Purchase of Noncontrolling Interest. During the first quarter of fiscal year 2013, we purchased the 14.4% noncontrolling ownership interest in Apollo Global from The Carlyle Group. We paid $42.5 million cash, plus a contingent payment based on a portion of Apollo Global’s operating results through the fiscal years ending August 31, 2017. As a result of the transaction, Apollo Group owns 100% of Apollo Global. Refer to Note 11, Shareholders’ Equity in Item 1, Financial Statements.

2.	Changes in Directors and Executive Officers. We have experienced the following changes in directors and executive officers during fiscal year 2013:

•	Dr. John Sperling, our founder and Executive Chairman, announced his retirement as Executive Chairman and a director effective December 31, 2012;

•	Our Board of Directors elected Peter Sperling, formerly Vice Chairman of the Board of Directors, to succeed Dr. John Sperling as Chairman of our Board of Directors, effective December 31, 2012;

•
Our Board of Directors elected Terri Bishop, a member of the Board of Directors and Executive Vice President, Integrated Academic Strategies and Senior Advisor to the Chief Executive Officer, to succeed Peter Sperling as Vice Chair of the Board of Directors, effective December 31, 2012;

•	Matthew Carter, Jr. was appointed to our Board of Directors on December 13, 2012 and sits on the audit and finance committees of the Board of Directors;

•
K. Sue Redman, a member of our Board of Directors and Audit Committee Chair, chose not to stand for reelection at the annual meeting of our Class B shareholders and therefore her term of service ended on January 8, 2013; and

•	George A. Zimmer, a member of our Board of Directors, resigned on March 21, 2013.

3.
Securities and Exchange Commission. In January 2013, we were informed in writing that the Enforcement Division of the Securities and Exchange Commission had completed its investigation related to certain stock sales by company insiders and our February 28, 2012 announcement filed with the Commission on Form 8-K regarding revised enrollment forecasts and did not intend to recommend any enforcement action by the Commission. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements.

4.
BPP Accreditation. In March 2013, the Quality Assurance Agency for Higher Education in the U.K. approved BPP University College of Professional Studies’ accreditation for the next six years, which is the maximum allowable period. The next accreditation review is scheduled during the 2018-2019 school year.

Critical Accounting Policies and Estimates
For a detailed discussion of our critical accounting policies and estimates, refer to our 2012 Annual Report on Form 10-K.

Recent Accounting Pronouncements
Refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements, for recent accounting pronouncements.
Results of Operations
We have included below a discussion of our operating results and significant items explaining the material changes in our operating results during the three and six months ended February 28, 2013 compared to the three and six months ended February 29, 2012.
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
Analysis of Condensed Consolidated Statements of Income
The following details our consolidated results of operations. For a more detailed discussion by reportable segment, refer to our Analysis of Operating Results by Reportable Segment.

	Three Months Ended				Six Months Ended
	February 28, 2013	February 29, 2012	% of Net Revenue		February 28, 2013	February 29, 2012	% of Net Revenue
($ in thousands)			2013	2012			2013	2012
Net revenue	$834,372	$962,682	100.0%	100.0%	$1,889,555	$2,134,582	100.0%	100.0%
Costs and expenses:
Instructional and student advisory	383,702	425,607	46.0%	44.2%	815,852	878,888	43.2%	41.2%
Marketing	173,313	158,973	20.8%	16.5%	336,186	324,537	17.8%	15.2%
Admissions advisory	68,232	101,405	8.2%	10.6%	139,540	202,793	7.4%	9.5%
General and administrative	81,218	83,994	9.7%	8.7%	154,757	163,893	8.2%	7.7%
Depreciation and amortization	41,499	41,854	5.0%	4.4%	85,194	88,021	4.5%	4.1%
Provision for uncollectible accounts receivable	18,902	30,996	2.2%	3.2%	52,308	72,579	2.7%	3.4%
Restructuring and other charges	44,076	16,148	5.3%	1.6%	68,192	21,710	3.6%	1.0%
Litigation credit	(6,350)	—	(0.8)%	—%	(23,200)	—	(1.2)%	—%
Goodwill and other intangibles impairment	—	—	—%	—%	—	16,788	—%	0.8%
Total costs and expenses	804,592	858,977	96.4%	89.2%	1,628,829	1,769,209	86.2%	82.9%
Operating income	29,780	103,705	3.6%	10.8%	260,726	365,373	13.8%	17.1%
Interest income	388	215	—%	—%	937	721	—%	—%
Interest expense	(2,092)	(1,789)	(0.3)%	(0.2)%	(4,134)	(3,788)	(0.2)%	(0.1)%
Other, net	(126)	218	—%	—%	1,673	358	0.1%	—%
Income from continuing operations before income taxes	27,950	102,349	3.3%	10.6%	259,202	362,664	13.7%	17.0%
Provision for income taxes	(14,291)	(43,108)	(1.7)%	(4.4)%	(111,803)	(158,287)	(5.9)%	(7.4)%
Income from continuing operations	13,659	59,241	1.6%	6.2%	147,399	204,377	7.8%	9.6%
Income from discontinued operations, net of tax	—	1,930	—%	0.2%	—	4,078	—%	0.2%
Net income	13,659	61,171	1.6%	6.4%	147,399	208,455	7.8%	9.8%
Net (income) loss attributable to noncontrolling interests	(132)	2,711	—%	0.2%	(377)	4,741	—%	0.2%
Net income attributable to Apollo	$13,527	$63,882	1.6%	6.6%	$147,022	$213,196	7.8%	10.0%

Net Revenue
Our net revenue decreased $128.3 million and $245.0 million, or 13.3% and 11.5%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. The decreases were primarily attributable to net revenue declines at University of Phoenix of 14.6% and 12.7% during the respective periods principally due to lower enrollment. Refer to further discussion of net revenue by reportable segment below at Analysis of Operating Results by Reportable Segment.
Instructional and Student Advisory
Instructional and student advisory decreased $41.9 million and $63.0 million, or 9.8% and 7.2%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 180 and 200 basis points, respectively. The decreases in expense were principally attributable to reductions in faculty and curriculum costs associated with lower enrollment. For the six months ended February 28, 2013, the decrease was partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Marketing
Marketing increased $14.3 million and $11.6 million, or 9.0% and 3.6%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 430 and 260 basis points, respectively. The increases in expense were principally attributable to higher advertising costs in the second quarter of fiscal year 2013 primarily resulting from investment in non-Internet branding. For the six months ended February 28, 2013, the increase was partially offset by lower use of third-party operated Internet sites.
Admissions Advisory
Admissions advisory decreased $33.2 million and $63.3 million, or 32.7% and 31.2%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 240 and 210 basis points, respectively. The decreases in expense were principally attributable to a decline in admissions advisory headcount due in part to our restructuring activities. Refer to Restructuring and Other Charges below.
General and Administrative
General and administrative decreased $2.8 million and $9.1 million, or 3.3% and 5.6%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 100 and 50 basis points, respectively. The decreases in expense were principally attributable to lower share-based compensation expense, which were partially offset by a $5.0 million retirement bonus in the second quarter of fiscal year 2013.
Depreciation and Amortization
Depreciation and amortization decreased $0.4 million and $2.8 million, or 0.8% and 3.2%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented increases as a percentage of net revenue of 60 and 40 basis points, respectively. The decreases in expense were principally attributable to lower intangibles amortization.
Provision for Uncollectible Accounts Receivable
Provision for uncollectible accounts receivable decreased $12.1 million and $20.3 million, or 39.0% and 27.9%, in the three and six months ended February 28, 2013, respectively, compared to the prior year periods. This represented decreases as a percentage of net revenue of 100 and 70 basis points, respectively. The decreases were primarily attributable to reductions in University of Phoenix gross accounts receivable resulting from lower enrollment and University of Phoenix initiatives to improve its related processes. The decreases were also due to a lower proportion of our receivables attributable to students enrolled in associate’s degree programs, which generally have lower collection rates than bachelor’s and graduate level programs.

Restructuring and Other Charges
We have initiated a series of activities to reengineer business processes and refine our educational delivery structure. The following details the charges incurred for the three and six months ended February 28, 2013 and February 29, 2012, and the cumulative costs associated with these activities, all of which are included in restructuring and other charges on our Condensed Consolidated Statements of Income:

	Three Months Ended		Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Lease and related costs, net	$34,640	$16,148	$44,752	$21,710	$79,800
Severance and other employee separation costs	8,217	—	19,160	—	35,893
Other restructuring related costs	1,219	—	4,280	—	14,107
Restructuring and other charges	$44,076	$16,148	$68,192	$21,710	$129,800
The following summarizes the above restructuring and other charges in our segment reporting:

	Three Months Ended		Six Months Ended		Cumulative Costs for Restructuring Activities
($ in thousands)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
University of Phoenix	$38,445	$16,148	$55,341	$21,710	$98,256
Apollo Global	3,336	—	3,415	—	9,333
Other	2,295	—	9,436	—	22,211
Restructuring and other charges	$44,076	$16,148	$68,192	$21,710	$129,800

•
Lease and related costs, net – As part of our business processes reengineering, University of Phoenix initiated a plan to realign its ground locations throughout the U.S. during fiscal year 2013. This plan includes closing 115 locations with students directly impacted by the plan being offered support to continue their education either online, through alternative on-ground arrangements or, in limited cases, at existing University of Phoenix locations. Following the finalization and approval of this plan, we performed a recoverability analysis for the fixed assets at the designated facilities the University had not yet closed. We performed this analysis by comparing the estimated undiscounted cash flows of the locations through their expected closure dates to the carrying amount of the locations’ fixed assets. Based on our analysis, we recorded an insignificant impairment charge during the first quarter of fiscal year 2013. We also revised the useful lives of the fixed assets at each of the designated facilities the University had not yet closed through the expected closure dates resulting in $30.6 million of accelerated depreciation during the six months ended February 28, 2013.

As of February 28, 2013, University of Phoenix has closed approximately 25% of the locations included in the plan, all of which it is no longer using and has determined will no longer provide a future economic benefit. The leases associated with these locations were classified as operating leases and we recorded initial aggregate charges of $13.4 million on the respective cease-use dates representing the fair value of our future contractual lease obligations. We measured the lease obligations at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. Our estimate of the amount and timing of sublease rental income considered subleases we expect to execute, current commercial real estate market data and conditions, comparable transaction data and qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements. Subject to regulatory approvals, University of Phoenix expects to substantially complete this ground location realignment in fiscal year 2013. We expect to incur approximately $130 million of additional charges, principally for lease exit and other related costs, with most of these costs incurred in fiscal year 2013. The University plans to continue investing in its remaining ground locations offering academic and career support and increased mobile connectivity, while continuing to advance its online learning platform.

•
Severance and other employee separation costs – During fiscal year 2013, we also initiated workforce reductions consisting of approximately 1,000 positions due in part to University of Phoenix’s ground location realignment. We eliminated a portion of these positions during the six months ended February 28, 2013 and incurred $19.2 million of severance and other employee separation costs. These costs are included in the reportable segments in which the respective eliminated personnel were employed. We expect to incur approximately $10 million of additional charges associated with these reductions as the remaining positions are eliminated.

•
Other – We incurred $4.3 million of costs during the six months ended February 28, 2013 principally attributable to services from a consulting firm associated with our restructuring initiatives. As these services pertain to all areas of our business, we have not allocated these costs to our reportable segments and they are included in “Other” in our segment reporting.

Our restructuring activities are expected to favorably impact annual operating expenses by at least $350 million when compared to fiscal year 2012. Although we expect to realize at least $250 million of these annual savings in fiscal year 2013, we do not expect to realize the full $350 million in annual savings until fiscal year 2014.
Litigation Credit
We recorded credits of $6.4 million and $23.2 million in the three and six months ended February 28, 2013, respectively, resulting from resolution in certain of our legal matters. Refer to Note 14, Commitments and Contingencies, in Item 1, Financial Statements.
Goodwill and Other Intangibles Impairment
During the six months ended February 29, 2012, we recorded impairment charges of UNIACC’s goodwill and other intangibles of $11.9 million and $4.9 million, respectively.
Provision for Income Taxes
Our effective income tax rate for continuing operations was 51.1% and 42.1% for the three months ended February 28, 2013 and February 29, 2012, respectively. We determine our interim income tax provision by estimating our effective income tax rate expected to be applicable for the full fiscal year. Refer to Note 10, Income Taxes, in Item 1, Financial Statements. During the second quarter of fiscal year 2013, we did not significantly change our estimated effective income tax rate for the full year; however, our quarterly effective income tax rate significantly increased due to our lower pre-tax income in the second quarter of fiscal year 2013. Our effective income tax rate for continuing operations was 43.1% and 43.6% for the six months ended February 28, 2013 and February 29, 2012, respectively. The decrease was principally attributable to the nondeductible UNIACC goodwill and other intangibles impairment recorded in the first quarter of fiscal year 2012. This was partially offset by an increase in our foreign losses for which we cannot take a tax benefit.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, in the three and six months ended February 29, 2012 represents the operating results from Mander Portman Woodward, which we sold in the fourth quarter of fiscal year 2012. Refer to Note 4, Discontinued Operations, in Item 1, Financial Statements.
Analysis of Operating Results by Reportable Segment
The following details our operating results by reportable segment for the three and six months ended February 28, 2013 and February 29, 2012:

	Three Months Ended				Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012	$ Change	% Change	February 28, 2013	February 29, 2012	$ Change	% Change
Net revenue
University of Phoenix	$756,445	$885,312	$(128,867)	(14.6)%	$1,696,335	$1,942,381	$(246,046)	(12.7)%
Apollo Global	62,514	59,924	2,590	4.3%	159,305	155,891	3,414	2.2%
Other	15,413	17,446	(2,033)	(11.7)%	33,915	36,310	(2,395)	(6.6)%
Total net revenue	$834,372	$962,682	$(128,310)	(13.3)%	$1,889,555	$2,134,582	$(245,027)	(11.5)%
Operating income (loss)
University of Phoenix	$71,188	$140,742	$(69,554)	(49.4)%	$313,507	$432,780	$(119,273)	(27.6)%
Apollo Global	(26,280)	(22,548)	(3,732)	(16.6)%	(35,423)	(37,501)	2,078	5.5%
Other	(15,128)	(14,489)	(639)	(4.4)%	(17,358)	(29,906)	12,548	42.0%
Total operating income	$29,780	$103,705	$(73,925)	(71.3)%	$260,726	$365,373	$(104,647)	(28.6)%

University of Phoenix
Our University of Phoenix segment’s net revenue decreased $128.9 million and $246.0 million, or 14.6% and 12.7%, during the three and six months ended February 28, 2013, respectively, compared to the prior year periods. The decreases were principally attributable to lower enrollment. This was partially offset by selective tuition price and other fee increases implemented in July 2012 that were generally in the range of 3-5%, and a favorable shift in enrollment mix toward higher degree-level programs, which generally provide higher net revenue per student.
During fiscal year 2013, we increased our use of targeted discounts and grants, which reduced net revenue. Future net revenue will be impacted by tuition price and other fee changes, along with changes in enrollment and student mix within programs and degree levels, and discounts.
The following details University of Phoenix enrollment for the three and six months ended February 28, 2013 and February 29, 2012:

	Degreed Enrollment(1)			New Degreed Enrollment(2)			Average Degreed Enrollment			Aggregate New Degreed Enrollment(5)
(Rounded to nearest hundred)	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	Q2 ’13	Q2 ’12	% Change	Q2 ’13	Q2 ’12	% Change	Q2 ’13(3)	Q2 ’12(4)	% Change	Q2 ’13	Q2 ’12	% Change
Associate’s	89,900	118,100	(23.9)%	14,900	18,500	(19.5)%	97,200	128,200	(24.2)%	37,800	46,300	(18.4)%
Bachelor’s	159,600	179,400	(11.0)%	16,700	22,000	(24.1)%	166,700	181,700	(8.3)%	39,200	48,100	(18.5)%
Master’s	44,900	51,000	(12.0)%	6,700	7,500	(10.7)%	45,800	52,600	(12.9)%	14,700	16,400	(10.4)%
Doctoral	6,400	7,300	(12.3)%	600	700	(14.3)%	6,600	7,400	(10.8)%	1,300	1,600	(18.8)%
Total	300,800	355,800	(15.5)%	38,900	48,700	(20.1)%	316,300	369,900	(14.5)%	93,000	112,400	(17.3)%
(1) Represents students enrolled in a University of Phoenix degree program who attended a credit bearing course during the quarter and had not graduated as of the end of the quarter; students who previously graduated from one degree program and started a new degree program in the quarter (for example, a graduate of the associate’s degree program returns for a bachelor’s degree); and students participating in certain certificate programs of at least 18 credits with some course applicability into a related degree program.
(2) Represents new students and students who have been out of attendance for more than 12 months who enroll in a University of Phoenix degree program and start a credit bearing course in the quarter; students who have previously graduated from a degree program and start a new degree program in the quarter; and students who commence participation in certain certificate programs of at least 18 credits with some course applicability into a related degree program.
(3) Represents the average of Degreed Enrollment for the quarters ended August 31, 2012, November 30, 2012, and February 28, 2013.
(4) Represents the average of Degreed Enrollment for the quarters ended August 31, 2011, November 30, 2011, and February 29, 2012.
(5) Aggregate New Degreed Enrollment represents the sum of the first and second quarters New Degreed Enrollment in the respective fiscal years.
University of Phoenix Average Degreed Enrollment decreased 14.5% in the six months ended February 28, 2013 compared to the prior year period. Some of our initiatives to enhance the student experience and outcomes in recent years have contributed to this decline in enrollment. We also believe New Degreed Enrollment has been adversely impacted by a robust competitive environment and changes in economic conditions. Despite the current adverse effects on our enrollment and operating results, we believe that many of our initiatives have improved the student experience and will enhance student outcomes and, therefore, over the long-term, will reduce the risks to our business associated with the regulatory environment and position us for more stable growth.
Our University of Phoenix segment’s operating income decreased $69.6 million and $119.3 million, or 49.4% and 27.6%, during the three and six months ended February 28, 2013, respectively, compared to the prior year periods. The decreases were principally attributable to lower net revenue, increases in restructuring charges, and higher advertising costs in the second quarter of fiscal year 2013. These factors were partially offset by decreases in faculty and curriculum costs associated with lower enrollment, and a decrease in bad debt expense.

Apollo Global
Apollo Global net revenue increased $2.6 million and $3.4 million during the three and six months ended February 28, 2013, respectively, compared to the prior year periods. The increases were principally attributable to higher enrollment at ULA and the favorable impact of foreign exchange rates.
The increased operating loss in the three months ended February 28, 2013 was principally attributable to $3.3 million of restructuring charges in the second quarter of fiscal year 2013. The decreased operating loss during the six months ended February 28, 2013 was principally attributable to UNIACC’s $16.8 million goodwill and other intangibles impairment charge in the first quarter of fiscal year 2012, partially offset by the assessment of approximately $11 million of foreign indirect taxes in the first quarter of fiscal year 2013 associated with certain instructional materials.
Other
Other net revenue decreased $2.0 million and $2.4 million during the three and six months ended February 28, 2013, respectively, compared to the prior year periods. The decreases were primarily attributable to revenue declines at IPD.
The operating loss for the three months ended February 28, 2013 includes a $5.0 million retirement bonus in the second quarter of fiscal year 2013. This was offset by a litigation credit in the same period as discussed above. The decreased operating loss in the six months ended February 28, 2013 was principally attributable to the litigation credits discussed above, which was partially offset by higher restructuring charges. Refer to Restructuring and Other Charges above.
Liquidity, Capital Resources and Financial Position
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
Cash and Cash Equivalents, Restricted Cash and Cash Equivalents and Marketable Securities
The substantial majority of our cash and cash equivalents, including restricted cash and cash equivalents, are held by our domestic subsidiaries and placed with high-credit-quality financial institutions. The following provides a summary of our cash and cash equivalents, restricted cash and cash equivalents and marketable securities at February 28, 2013 and August 31, 2012:

			% of Total Assets at
($ in thousands)	February 28, 2013	August 31, 2012	February 28, 2013	August 31, 2012	% Change
Cash and cash equivalents	$821,163	$1,276,375	35.1%	44.5%	(35.7)%
Restricted cash and cash equivalents	329,772	318,334	14.1%	11.1%	3.6%
Marketable securities	31,804	—	1.3%	—%	*
Total	$1,182,739	$1,594,709	50.5%	55.6%	(25.8)%
* not meaningful
Cash and cash equivalents (excluding restricted cash) decreased $455.2 million primarily due to $629.5 million used for payments on borrowings, $49.0 million for capital expenditures, $42.5 million used for the purchase of noncontrolling interests and $39.4 million used for the purchase of marketable securities. These items were partially offset by $299.0 million of cash provided by operations.
We measure our money market funds included in cash and restricted cash equivalents at fair value. At February 28, 2013, we had money market funds of $967.8 million. The money market funds were valued primarily using real-time quotes for transactions in active exchange markets involving identical assets. We did not record any material adjustments to reflect these instruments at fair value.
As of February 28, 2013, our current marketable securities principally consist of tax-exempt municipal bonds and corporate bonds with original maturities greater than three months, but less than one year. Our current marketable securities are reported at amortized cost, which approximates fair value due to the short-term nature of the investments.

Debt
Revolving Credit Facility – In fiscal year 2012, we entered into a syndicated $625 million unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used for general corporate purposes, which may include acquisitions and share repurchases. The term is five years and will expire in April 2017. The Revolving Credit Facility may be used for borrowings in certain foreign currencies and letters of credit, in each case up to specified sublimits.
We borrowed $615.0 million and had approximately $8 million of outstanding letters of credit under the Revolving Credit Facility as of August 31, 2012. We repaid the entire amount borrowed under the Revolving Credit Facility during the first quarter of fiscal year 2013. As of February 28, 2013, we have approximately $13 million of outstanding letters of credit under the Revolving Credit Facility.
The Revolving Credit Facility fees are determined based on a pricing grid that varies according to our leverage ratio. The Revolving Credit Facility fee ranges from 25 to 40 basis points. Incremental fees for borrowings under the facility generally range from LIBOR + 125 to 185 basis points. The weighted average interest rate on outstanding short-term borrowings under the Revolving Credit Facility at August 31, 2012 was 3.5%.
The Revolving Credit Facility contains various customary representations, covenants and other provisions, including the following financial covenants: maximum leverage ratio, minimum coverage interest and rent expense ratio, and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the Revolving Credit Facility at February 28, 2013.
Other – As of February 28, 2013 and August 31, 2012, Other principally includes debt at subsidiaries of Apollo Global and the present value of an obligation payable over a 10-year period associated with our purchase of technology in fiscal year 2012. The weighted average interest rate on our outstanding other debt at February 28, 2013 and August 31, 2012 was 5.6% and 5.7%, respectively.
During the second quarter of fiscal year 2013, we terminated our £39.0 million secured credit agreement at BPP.
Cash Flows
Operating Activities
The following provides a summary of our operating cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012
Net income	$147,399	$208,455
Non-cash items	159,991	197,800
Changes in assets and liabilities, excluding the impact of acquisition and disposition	(8,440)	(21,776)
Net cash provided by operating activities	$298,950	$384,479
Six Months Ended February 28, 2013 – Our non-cash items primarily consisted of $85.2 million of depreciation and amortization, a $52.3 million provision for uncollectible accounts receivable, $30.6 million of restructuring accelerated depreciation, and $27.5 million of share-based compensation. These items were partially offset by a $23.2 million credit resulting from resolution in certain of our legal matters. The changes in assets and liabilities primarily consisted of a $33.9 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, partially offset by a $16.1 million decrease in prepaid taxes principally attributable to the timing of our quarterly tax payments.
Six Months Ended February 29, 2012 – Our non-cash items primarily consisted of $88.3 million of depreciation and amortization, a $72.6 million provision for uncollectible accounts receivable, $40.5 million of share-based compensation and $16.8 million of goodwill and other intangibles impairments. The changes in assets and liabilities primarily consisted of a $64.1 million use of cash related to the change in accounts receivable, excluding the provision for uncollectible accounts receivable, and a $13.8 million decrease in student deposits principally attributable to the timing of course starts at BPP. This was partially offset by a $27.5 million decrease in prepaid taxes principally attributable to the timing of our quarterly tax payments.
We monitor our accounts receivable through a variety of metrics, including days sales outstanding. We calculate our days sales outstanding by determining average daily student revenue based on a rolling twelve month analysis and divide it into the gross student accounts receivable balance as of the end of the period. As of February 28, 2013, excluding accounts receivable and the related net revenue for Apollo Global, our days sales outstanding was 19 days as compared to 22 days as of August 31, 2012 and February 29, 2012. The decrease in days sales outstanding was primarily attributable to reductions in gross accounts receivable principally resulting from University of Phoenix initiatives to improve its related processes.
Investing Activities
The following provides a summary of our investing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012
Capital expenditures	$(49,024)	$(62,357)
Purchase of marketable securities	(39,444)	—
Restricted funds held for legal matter	—	(145,000)
Acquisition, net of cash acquired	—	(73,736)
Other	5,970	1,591
Net cash used in investing activities	$(82,498)	$(279,502)
Six Months Ended February 28, 2013 – Cash used in investing activities primarily consisted of $49.0 million used for capital expenditures and $39.4 million used for the purchase of marketable securities.
Six Months Ended February 29, 2012 – Cash used in investing activities primarily consisted of $145.0 million used for funding a common fund account associated with our preliminary settlement in a legal matter, $73.7 million used to acquire Carnegie Learning, and $62.4 million used for capital expenditures that primarily related to investments in our information technology.
Financing Activities
The following provides a summary of our financing cash flows during the respective periods:

	Six Months Ended
($ in thousands)	February 28, 2013	February 29, 2012
Payments on borrowings, net	$(627,368)	$(498,895)
Purchase of noncontrolling interest	(42,500)	—
Apollo Group Class A common stock purchased for treasury	(3,881)	(386,716)
Other	2,131	10,473
Net cash used in financing activities	$(671,618)	$(875,138)
Six Months Ended February 28, 2013 – Cash used in financing activities primarily consisted of $627.4 million used for net payments on borrowings, and $42.5 million used for the purchase of the noncontrolling ownership interest in Apollo Global.
Six Months Ended February 29, 2012 – Cash used in financing activities primarily consisted of $498.9 million used for payments on borrowings, and $386.7 million used for share repurchases.
On March 22, 2013, our Board of Directors authorized management to effect share repurchases up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases, if any, will be made at management’s discretion. The amount and timing of future share repurchase authorizations and repurchases, if any, will be made as market and business conditions warrant. Repurchases may be made on the open market through various methods including but not limited to accelerated share repurchase programs, or in privately negotiated transactions, pursuant to the applicable Securities and Exchange Commission rules, and may include repurchases pursuant to Securities and Exchange Commission Rule 10b5-1 nondiscretionary trading programs.
Contractual Obligations and Other Commercial Commitments
During the six months ended February 28, 2013, we repaid the entire amount borrowed on our Revolving Credit Facility of $615.0 million. There have been no other material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2012 through February 28, 2013. Information regarding our contractual obligations and other commercial commitments is provided in our 2012 Annual Report on Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
Refer to Note 14, Commitments and Contingencies, in Part I, Item 1, Financial Statements, for legal proceedings, which is incorporated into this Item 1 of Part II by this reference.
Item 1A – Risk Factors
In addition to the updated risk factors set forth below, see the risk factors included in our 2012 Annual Report on Form 10-K.
Our Class A common stock has no voting rights. Our Chairman of the Board and our Chairman Emeritus control 100% of our voting stock and control substantially all actions requiring the vote or consent of our shareholders, which may have an adverse effect on the trading price of our Class A common stock and may discourage a takeover.
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, our founder and Chairman Emeritus, and his son, Mr. Peter V. Sperling, the Chairman of our board of directors. Specifically, approximately 51% of our Class B common stock is owned by a revocable grantor trust, of which Dr. Sperling is the sole trustee (the “JGS Trust”). During his lifetime, Dr. Sperling has the power to remove or replace all trustees of the JGS Trust and to direct the disposition of the Class B common stock held by the trust, including upon his death, subject to certain limitations, including the limitations on transfers set forth in the Shareholders Agreement, as amended, among the Class B shareholders and us. The remainder of our Class B common stock is owned by Mr. Sperling, also through a revocable grantor trust.
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
Upon Dr. Sperling’s death or incapacity, the JGS Trust will become irrevocable and Mr. Sperling, Ms. Terri Bishop and Ms. Darby Shupp, all of whom are members of our board of directors, will automatically be appointed as successor trustees. Following Dr. Sperling’s death, the trustees of the JGS Trust shall have the sole power to appoint successor and additional trustees.
The control of a majority of our voting stock by Dr. Sperling makes it impossible for a third party to acquire voting control of us without Dr. Sperling’s consent. After Dr. Sperling’s death or incapacity, it will be impossible for a third party to acquire voting control of us without the approval of a majority of the trustees of the JGS Trust. There is no assurance that the Apollo Group Class B shareholders, or the trustees of the JGS Trust, will exercise their control of Apollo Group in the same manner that a majority of the outstanding Class A shareholders would if they were entitled to vote on actions currently reserved exclusively for our Class B shareholders.
If regulators do not approve or delay their approval of transactions involving a change of control of our company, our eligibility to participate in Title IV programs, our accreditation and our state licenses may be impaired in a manner that materially and adversely affects our business.
A change of ownership or control of Apollo Group, depending on the type of change, may have significant regulatory consequences for University of Phoenix. Such a change of ownership or control could require recertification by the U.S. Department of Education, the reevaluation of accreditation by The Higher Learning Commission and reauthorization by state licensing agencies. If we experience a change of ownership and control sufficient to require us to file a Form 8-K with the Securities and Exchange Commission, or there is a change in the identity of a controlling shareholder of Apollo Group, then University of Phoenix may cease to be eligible to participate in Title IV programs until recertified by the Department of Education. There is no assurance that such recertification would be obtained on a timely basis. Under some circumstances, the Department may continue an institution’s participation in Title IV programs on a provisional basis pending completion of the change in ownership approval process. The continuing participation of University of Phoenix in Title IV programs is critical to its business. Any disruption in its eligibility to participate in Title IV programs would materially and adversely impact our business, financial condition, results of operations and cash flows.
In addition, University of Phoenix would be required to report any material change in stock ownership to its principal institutional accrediting body, The Higher Learning Commission, and would be required to obtain approval prior to undergoing any transaction that affects, or may affect, its corporate control or governance. In the event of a material change in the ownership of Apollo Group Class B common stock, The Higher Learning Commission may undertake an evaluation of the effect of the change on the continuing operations of University of Phoenix for purposes of determining if continued accreditation is appropriate, which evaluation may include a comprehensive review. If the Commission determines that the change is such that prior approval by the Commission was required, but was not obtained, the Commission’s policies require it to consider withdrawal of accreditation. Because a majority of our Class B voting shares is held by the John G. Sperling voting stock trust, of which Dr. Sperling is the sole trustee, we believe that The Higher Learning Commission will consider the death or incompetency of Dr. Sperling to be a change of control, because such event would result in the appointment of three new trustees of the voting stock trust, as discussed in the preceding risk factor. If accreditation by The Higher Learning Commission is suspended or withdrawn, University of Phoenix would not be eligible to participate in Title IV programs until the accreditation is reinstated by the Commission or is obtained from another appropriate accrediting body. There is no assurance that reinstatement of accreditation could be obtained on a timely basis, if at all, and accreditation from a different qualified accrediting authority, if available, would require a significant amount of time. Any material disruption in accreditation would materially and adversely impact our business, financial condition, results of operations and cash flows.
Also, some states in which University of Phoenix is licensed require approval (in some cases, advance approval) of changes in ownership or control in order to remain authorized to operate in those states, and participation in grant programs in some states may be interrupted or otherwise affected by a change in ownership or control.
All of the Apollo Group Class B common stock, our only class of voting stock, is controlled by Dr. John G. Sperling, our founder and Chairman Emeritus, and his son, Mr. Peter V. Sperling, the Chairman of our board of directors. Specifically, approximately 51% of our Class B common stock is owned by a revocable grantor trust (the “JGS Trust”), of which Dr. Sperling is the sole trustee. We cannot prevent a change of ownership or control that would arise from a transfer of voting stock by Dr. Sperling, Mr. Sperling or the JGS Trust, including a transfer that may occur or be deemed to occur upon the death or incompetency of one or both of Dr. Sperling or Mr. Sperling or a transfer effected through an amendment of the JGS Trust.
The draft peer review team report relating to the University of Phoenix accreditation reaffirmation by The Higher Learning Commission includes a recommendation that University of Phoenix be placed on probation status due to governance-related issues. This recommendation, and any subsequent action by The Higher Learning Commission to place University of Phoenix on probation could materially impact the University’s enrollment and therefore harm our business. Additionally, resulting changes in the corporate governance and administrative structure of University of Phoenix could adversely impact our operations.
On February 22, 2013, University of Phoenix received from The Higher Learning Commission, (“HLC”), the HLC peer review team’s draft report regarding the ongoing accreditation reaffirmation review of the University. HLC is the University’s primary institutional accrediting body. In the draft report, the peer review team determined that the University is not in compliance with Criterion One of the Criteria for Accreditation, Core Component 1d, and certain of the related Minimum Expectations, all of which relate to the University’s administrative structure and governance. Based on these alleged administrative and governance deficiencies, the team recommended that HLC place the University on probation status. Specifically, the review team concluded that the University of Phoenix has insufficient autonomy relative to its parent corporation and sole shareholder, Apollo Group, to assure that its board of directors can manage the institution, assure the University’s integrity, exercise the board’s fiduciary responsibilities, and make decisions necessary to achieve the institution’s mission and successful operation.
In addition to the probation recommendation based on the perceived insufficient autonomy of University of Phoenix, the draft report also identifies various other areas of concern that require future reporting and follow-up activities by the University, but which were not the basis for the team’s probation recommendation. These areas include:

•	retention and graduation rates;

•	sufficiency of Ph.D program faculty research activity;

•	reliance on federal student financial aid;

•	assessment of student learning; and

•	documentation of credit hour policies and practices with regard to learning outcomes of learning teams.
If HLC elect to impose probation, the draft report recommends a probationary period through the Fall of 2014, with the requirement that University of Phoenix submit a probation report at that time demonstrating that the specified matters have been ameliorated. In addition, the draft report also recommends that University of Phoenix be required to submit a report within three months of any imposition of probation delineating the manner in which the University will achieve compliance with the specified conditions.
Probation is a publicly disclosed sanction for noncompliance by HLC. Probation status means that HLC has found conditions that make an institution no longer in compliance with one or more of HLC’s Criteria for Accreditation. An institution that is placed on probation remains in that status for the period specified by the HLC Board of Trustees, which may be up to two years. Prior to the end of the period of probation, the institution must participate in another comprehensive evaluation visit to assess whether the specific conditions that led to the probation have been ameliorated and to establish that the institution remains in compliance with all other requirements of the Criteria for Accreditation. If the HLC Board of Trustees were to impose the sanction of probation on University of Phoenix, the Board would also reaffirm the accreditation of the University for the period of probation. During the probationary period the University would be required to disclose its probation status in connection with any statements regarding its HLC accreditation.
University of Phoenix has the opportunity to challenge findings of fact in the draft review report and, following that, to contest the final review report findings and recommendations to the HLC Institutional Actions Council First Committee (“IACFC”) and subsequently to formally respond to the HLC Board of Trustees regarding any recommendation by the IACFC for sanctions. HLC has indicated that it believes this process will be complete by the end of June 2013, although it is possible that the process could extend beyond that date. There will be no change in the accreditation status of University of Phoenix until final action by the HLC Board of Trustees.
We believe that the peer review team’s draft recommendation has had, and any subsequent imposition by HLC of probation will have, an adverse effect on the reputation of University of Phoenix, which may materially impact the University’s ability to recruit and retain students, faculty, staff and executive talent. The impact of this on our business could be material, depending on the amount of time that elapses before resolution and the degree to which these actions by HLC impact University of Phoenix enrollment. University of Phoenix intends to work vigorously and closely with HLC to address these governance concerns as expeditiously as possible, and we believe that these concerns will be successfully addressed in due course. However, any necessary changes in the corporate governance and administrative structure of University of Phoenix could increase our operating costs and/or decrease our managerial flexibility to address the rapidly evolving post-secondary education market, and the development and implementation of these changes may involve substantial amounts of time, executive talent and expense.
In addition, if imposed by HLC, the sanction of probation could adversely impact or delay University of Phoenix’s pending recertification by the U.S. Department of Education for participation in Title IV programs, impact various programmatic accreditations and impact the University’s authority to operate in various states, any of which could adversely impact our business, financial condition, results of operations and cash flows.
Continued institutional accreditation is critical to the business of University of Phoenix. If the University should lose its institutional accreditation, our business would be substantially impaired and we would not be able to continue our business as it is presently conducted. See the discussion of this and related risks under Risk Factors in our 2012 Form 10-K filed with the Securities and Exchange Commission on October 22, 2012.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
Our Board of Directors has authorized us to repurchase outstanding shares of Apollo Group Class A common stock, from time to time, depending on market conditions and other considerations. On March 22, 2013, our Board of Directors authorized management to effect share repurchases up to an aggregate amount of $250 million. There is no expiration date on the repurchase authorizations and repurchases, if any, will be made at management’s discretion. We did not repurchase shares of our Apollo Group Class A common stock during the three months ended February 28, 2013.
The following details changes in our treasury stock during the three months ended February 28, 2013:

(In thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares Available for Repurchase
Treasury stock as of November 30, 2012	75,971	$50.87	75,971	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(28)	50.87	(28)	—
Treasury stock as of December 31, 2012	75,943	$50.87	75,943	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(66)	50.87	(66)	—
Treasury stock as of January 31, 2013	75,877	$50.87	75,877	$—
New authorizations	—	—	—	—
Shares repurchased	—	—	—	—
Shares reissued	(3)	50.87	(3)	—
Treasury stock as of February 28, 2013	75,874	$50.87	75,874	$—

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
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended February 28, 2013.
Item 3 – Defaults Upon Senior Securities
Not applicable.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
None.

Item 6 – Exhibits

APOLLO GROUP, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Apollo Group, Inc. Deferred Compensation Plan
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOLLO GROUP, INC.
An Arizona Corporation
Date: March 25, 2013

By:	/s/ Brian L. Swartz
Brian L. Swartz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Gregory J. Iverson
Gregory J. Iverson
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)